Form 10-Q
period 1996-03-31
ROCKY SHOES & BOOTS INC
filed 1996-05-14
CIK 895456

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission File Number:
 MARCH 31, 1996                                                   0-21026

                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

        OHIO                                             31-1364046
        ----                                             ----------
(State of Incorporation)                    (IRS Employer Identification Number)

                               39 E. CANAL STREET
                             NELSONVILLE, OHIO 45764
                             -----------------------
                    (Address of principal executive offices)

                                 (614) 753-1951
                                 --------------
              (Registrant's telephone number, including area code)

            (Former name, former address, and former Fiscal year if
                          changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                  Yes  X  No
                                      ---    ---

     3,665,548 common shares, no par value, outstanding at February 3, 1996.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,1996    Dec. 31, 1995
                                                       (Unaudited)
                                                      -------------    -------------
ASSETS:

Current Assets:
         Cash and Cash Equivalents                    $    325,115      $  1,853,974
         Trade Receivables                               7,496,293         9,842,909
         Other Receivables                               1,098,774         1,464,847
         Inventories                                    23,319,925        18,336,892
         Other Current Assets                            1,006,327           876,569
                                                      ------------      ------------
                  Total Current Assets                  33,246,434        32,375,191

Fixed Assets - Net                                      14,553,031        14,534,176
Other Assets                                             2,155,483         2,171,207
                                                      ------------      ------------
Total Assets                                          $ 49,954,948      $ 49,080,574
                                                      ============      ============

LIABILITIES AND
SHAREHOLDERS' EQUITY:

Current Liabilities:
         Accounts Payable                             $  6,605,002      $  1,429,217
         Current Maturities - Long Term Debt             1,659,390         4,392,341
         Accrued Liabilities                               975,748         1,099,539
                                                      ------------      ------------
                Total Current Liabilities                9,240,140         6,921,097


Long-Term Debt-less current maturities                  16,110,449        16,553,890

Deferred Liabilities                                     1,235,424         2,036,457
                                                      ------------      ------------
Total Liabilities                                       26,586,013        25,511,444

Shareholders' Equity:
         Preferred Stock, Series A, no par value;
            100,000 shares issued and 92,857                 6,000             6,000
            shares outstanding
         Common Stock, no par value;
             10,000,000 shares authorized;
             3,782,500 shares issued and
             3,665,548 shares outstanding               14,543,947        14,543,947
         Common Stock in Treasury, at cost              (1,226,059)       (1,226,059)
         Retained Earnings                              10,045,047        10,245,242
                                                      ------------      ------------
                  Total Shareholders' Equity            23,368,935        23,569,130
                                                      ------------      ------------
Total Liabilities and Shareholders' Equity            $ 49,954,948      $ 49,080,574
                                                      ============      ============

     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                     1996              1995
                                                 ------------      ------------
Net Sales                                        $ 10,260,665      $ 12,045,932

Cost of Goods Sold                                  7,434,072         9,393,796
                                                 ------------      ------------
Gross Margin                                        2,826,593         2,652,136

Selling, General and Administrative
   Expenses                                         2,616,115         1,970,898
                                                 ------------      ------------
Income From Operations                                210,478           681,238

Other Income And (Expenses):
Interest Expense                                     (345,517)         (634,309)
Other - net                                          (115,204)           43,832
                                                 ------------      ------------
          Total other - net                          (460,721)         (590,477)
                                                 ------------      ------------
Income (Loss) Before Income Taxes                    (250,243)           90,761

Income Taxes (Benefit)                                (50,048)           18,152
                                                 ------------      ------------
Net Income (Loss)                                ($   200,195)     $     72,609
                                                 ============      ============
Net Income (Loss) Per Share                      ($      0.05)     $       0.02
                                                 ============      ============
Weighted Average Number of Common Shares
   and Equivalents Outstanding                      3,665,548         3,758,405
                                                 ============      ============

     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                             March 31,
                                                      1996              1995
                                                   -----------      -----------
CASH FLOWS FROM
OPERATING  ACTIVITIES:

Net Income (Loss)                                  $  (200,195)     $    72,609
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided By (Used In)
   Operating  Activities:

Depreciation and Amortization                          575,057          500,736
Loss on Sale of Fixed Assets                            89,414
Deferred Taxes and Other                              (801,033)        (174,098)

Change in Assets and Liabilities:
Receivables                                          2,712,689         (126,473)
Inventories                                         (4,983,033)      (5,183,687)
Other Assets                                          (114,034)         756,023
Accounts Payable                                     5,175,785        3,012,611
Accrued and Other Liabilities                         (123,791)         197,197
                                                   -----------      -----------
Net Cash Provided By (Used In)
                    Operating Activities             2,330,860         (945,082)
                                                   -----------      -----------
CASH FLOWS FROM
INVESTING  ACTIVITIES:

Purchase of Fixed Assets                              (683,326)      (1,186,107)
                                                   -----------      -----------

CASH FLOWS FROM
FINANCING ACTIVITIES:

Proceeds from Long Term Debt                         2,033,395        1,242,475
Payments on Long Term Debt                          (5,199,787)        (235,758)
                                                   -----------      -----------
Net Cash Provided By (Used In)
                     Financing Activities           (3,176,392)       1,006,717
                                                   -----------      -----------
(DECREASE) IN CASH AND CASH                         (1,528,859)      (1,124,472)
EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                  1,853,974        1,628,988
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                      $   325,115      $   504,516
                                                   ===========      ===========

     The accompanying notes are an integral part of the financial statements

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the unaudited financial statements include all normal recurring adjustments the Company considers necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles.

2.       INVENTORIES

         Inventories are comprised of the following:

                                                March 31, 1996      Dec. 31, 1995
                                                --------------      -------------
Raw materials                                    $ 5,431,228         $ 3,437,802
Work-in Process                                    4,574,399           2,359,778
Manufactured finished goods                       11,148,810          10,085,634
Factory outlet finished goods                      2,165,488           2,453,678
                                                 -----------         -----------
Total                                            $23,319,925         $18,336,892
                                                 ===========         ===========

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                                         Three Months Ended
                                                               March 31,
                                                        1996              1995
                                                      --------          --------
Interest                                              $379,291          $609,483
                                                      ========          ========
Federal, state and local
    income taxes                                      $ 76,500          $  - 0 -
                                                      ========          ========

4. Effective July 1, 1995, the Company changed its Fiscal Year from June 30 to December 31.

5. Recently Issued Accounting Standards - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose annually the required pro forma effect on net earnings and earnings per share in a note to the financial statements.

         In addition, the Company adopted SFAS No.121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" beginning January 1, 1996. The adoption of this statement had no impact on the consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with the Consolidated Financial Statements of the Company.

                                                        PERCENTAGE OF NET SALES
                                                        -----------------------

                                                             Three months
                                                                Ended
                                                               March 31,

                                                           1996        1995
                                                           -----       -----
Net Sales                                                  100.0%      100.0%
Cost of Goods Sold                                          72.4        78.0
                                                           -----       -----
Gross Margin                                                27.6        22.0
Selling, General and
    Administrative Expenses                                 25.5        16.4
                                                           -----       -----
Income from Operations                                       2.1%        5.6%
                                                           =====       =====

THREE MONTHS ENDED MARCH 31,1996 COMPARED TO THREE MONTHS ENDED MARCH 31,1995

Net Sales

Net sales decreased $1,785,267 or 14.8% to $10,260,665 for the quarter ended March 31, 1996, from $12,045,932 for the same period a year ago. The decrease in net sales was principally due to a $1,128,000 decrease in shipments resulting from the termination of a contract in June 1995 to manufacture handsewn casual footwear for a private label customer. In addition, sales to two of the Company's larger customers decreased due to a generally difficult retail environment during the quarter. Sales prices were approximately 3% higher than a year ago.

Gross Margin

Gross margin increased $174,457, or 6.6%, to $2,826,593, for the period ended March 31, 1996, versus $2,652,136 for the same period a year ago. As a percentage of net sales, gross margin was 27.6% for the quarter ended March 31, 1996 compared to 22.0% in 1995. Gross margin and gross margin as a percentage of sales increased in part due to the termination in June 1995 of the Company's contract to manufacture casual handsewn footwear, a product with a low margin, for a private label customer. In addition, gross margin was favorably impacted in the current quarter due to a decrease in sales to two large customers that are generally at lower margins. Also, production levels of the Company's plants in the Dominican Republic and Puerto Rico were higher than a year ago and closer to capacity during the quarter ended March 31, 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $645,217 or 32.7%, to $2,616,115 for the period ended March 31, 1996, versus $1,970,898 for the same period a year ago. As a percentage of net sales, selling, general and administrative expense was 25.5% for the period ended March 31, 1996, versus 16.4% for the same period a year ago. Selling, general and administrative expenses increased primarily due to increased sales management salaries and advertising, and to a lesser extent increased professional expenses related to the change of the fiscal year.

Interest Expense

Interest expense decreased $288,792 or 45.5%, to $345,517 for the period ended March 31, 1996, versus $634,309 for the same period a year ago. Most of the decrease in interest expense is a result of lower rates and lower outstanding balances on the Company's revolving line of credit.

Income Taxes

Income Taxes decreased $68,200 to an income tax benefit of $50,048 for the quarter ended March 31, 1996, versus an income tax expense of $18,152 for the same period a year earlier. The Company's relatively low effective tax rate of 20% for both periods resulted from no foreign income taxes being assessed on the income of its subsidiary in the Dominican Republic; to the favorable income tax treatment afforded under the Internal Revenue Code for income earned by the Company's subsidiary in Puerto Rico; and local tax abatements available to the Company's subsidiary in Puerto Rico.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily funded its working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is used primarily to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in January through March of each year and highest in April through September of each year. In addition, the Company requires financing to support additions to machinery, equipment, and facilities, as well as the introduction of new styles of footwear.

At March 31, 1996, the Company had working capital of $24,006,294, versus $25,454,094, at December 31, 1995. The Company has a revolving line of credit with its bank which provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $25,000,000, from January 1, 1996, through May 31, 1996. On June 1, 1996, the maximum amount increases to $35,000,000 until January 1, 1997, when the line again decreases to $25,000,000. The changes in the line of credit match the Company's seasonal requirements for working capital. As of March 31, 1996, the Company had borrowed $13,765,000 against its available line of credit of $15,302,089 (based upon the level of eligible accounts receivable and inventory).

Cash paid for capital expenditures during the quarter ended March 31, 1996 was $683,000 which expenditures were funded through operating cash flows and through long-term debt financing. The Company anticipates capital expenditures of less than $1,200,000 for the next year as the Company has sufficient manufacturing capacity to handle additional production needs. Capital expenditures for the next year will be primarily for lasts, dies, and patterns for new styles of footwear, retail in-store displays, and replacement machinery and equipment. The Company believes it will be able to finance such additions through additional long-term borrowings or through operating cash flows as appropriate.

Except for the historical information in this report , it includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the Transition Period ended December 31,1995. Actual results may differ materially from management expectations.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None

Item 2.  Changes in Securities.

                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)    Exhibits
                         The exhibits to this report begin at page___.

                  (b)    Reports on Form 8-K.

                               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROCKY SHOES & BOOTS, INC.

Date: May 10, 1996            /s/ Mike Brooks
     -------------            --------------------------------------------------
                              Mike Brooks, President and Chief Executive Officer
                              (Principal Executive Officer)

Date: May 10, 1996            /s/ David Fraedrich
     -------------            --------------------------------------------------
                              David Fraedrich, Executive Vice President,
                                   Treasurer and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit                     Exhibit
Number                      Description                                               Page
                                                                                     Number
   10.1      Schedule identifying material details of stock option agreements substantially identical to Exhibit 10.28 of the Registrant's Annual
             Report on Form 10-K for the Transition Period ended December
             31, 1995.                                                               ------

   10.2      First Amended and Restated Revolving Credit Agreement, dated as of
             September 22, 1996, among the Registrant, Rocky Shoes & Boots, Co.,
             Five Star Enterprises, Ltd., Lifestyle Footwear, Inc., NBD Bank,
             Bank One Columbus, NA, and NBD Bank, as Agent.                          ------

   10.3      Second Amended and Restated Revolving Credit Agreement, dated as of April 2, 1996, among the Registrant, Rocky Shoes & Boots, Co.,
             Five Star Enterprises, Ltd., Lifestyle Footwear, Inc., Bank One
             Columbus, NA, and Bank One Columbus, NA, as Agent.                      ------