Form 10-Q
period 1996-06-30
ROCKY SHOES & BOOTS INC
filed 1996-08-14
CIK 895456

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

   For Quarter Ended                                   Commission File Number:

     JUNE 30, 1996                                             0-21026


                            ROCKY SHOES & BOOTS, INC.
             (Exact name of registrant as specified in its charter)

          OHIO                                                 31-1364046
(State of Incorporation)                    (IRS Employer Identification Number)


                               39 E. CANAL STREET
                             NELSONVILLE, OHIO 45764
                    (Address of principal executive offices)

                                 (614) 753-1951
              (Registrant's telephone number, including area code)

                                 Not Applicable
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

      3,665,548 common shares, no par value, outstanding at July 31, 1996.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30, 1996        Dec. 31, 1995
                                                     (Unaudited)
                                                    -------------        -------------
ASSETS:

Current Assets:
     Cash and Cash Equivalents                       $   365,404          $ 1,853,974
     Trade Receivables                                14,690,905            9,842,909
     Other Receivables                                   491,412            1,464,847
     Inventories                                      30,600,366           18,336,892
     Other Current Assets                                917,802              876,569
                                                     -----------          -----------
         Total Current Assets                         47,065,889           32,375,191

Fixed Assets - Net                                    14,818,793           14,534,176
Other Assets                                           2,091,612            2,171,207
                                                     -----------          -----------

Total Assets                                         $63,976,294          $49,080,574
                                                     ===========          ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts Payable                                $12,043,931           $1,429,217
     Current Maturities - Long Term Debt               9,617,926            4,392,341
     Accrued Liabilities                               1,842,730            1,099,539
                                                     -----------          -----------
            Total Current Liabilities                 23,504,587            6,921,097
                                                     -----------          -----------

Long-Term Debt-less current maturities                14,929,124           16,553,890

Deferred Liabilities                                   1,314,626            2,036,457
                                                     -----------          -----------

Total Liabilities                                     39,748,337           25,511,444

Shareholders' Equity:

     Preferred Stock, Series A, no par value;
        100,000 shares issued and 92,857                   6,000                6,000
        shares outstanding
     Common Stock, no par value;
         10,000,000 shares authorized;
         3,782,500 shares issued and
         3,665,548 shares outstanding                 14,543,947           14,543,947

     Common Stock in Treasury, at cost                (1,226,059)          (1,226,059)
     Retained Earnings                                10,904,069           10,245,242
                                                     -----------          -----------
         Total Shareholders' Equity                   24,227,957           23,569,130
                                                     -----------          -----------

Total Liabilities and Shareholders' Equity           $63,976,294          $49,080,574
                                                     ===========          ===========

     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,

                                              1996            1995                1996            1995
                                              ----            ----                ----            ----
Net Sales                                 $15,189,545     $12,213,867         $25,450,210     $24,259,799

Cost of Goods Sold                         10,826,244      11,032,973          18,260,316      20,448,268
                                          -----------     -----------         -----------     -----------

Gross Margin                                4,363,301       1,180,894           7,189,894       3,811,531

Selling, General and Administrative
   Expenses                                 2,932,855       1,735,303           5,548,970       3,706,201
                                          -----------     -----------         -----------     -----------

Income (Loss) From Operations               1,430,446        (554,409)          1,640,924         105,330

Other Income And (Expenses):
Interest Expense                             (397,489)       (254,414)           (743,006)       (888,723)
 Other -  net                                  72,905          16,144             (42,299)         81,476
                                          -----------     -----------         -----------     -----------
          Total other - net                  (324,584)       (238,270)           (785,305)       (807,247)
                                          -----------     -----------         -----------     -----------


Income (Loss) Before Income Taxes           1,105,862        (792,679)            855,619        (701,917)

Income Taxes (Benefit)                        246,840        (673,362)            196,792        (655,210)
                                          -----------     -----------         -----------     -----------

Net Income (Loss)                         $   859,022     $  (119,317)        $   658,827     $  ($46,707)
                                          ===========     ===========         ===========     ===========




Net Income (Loss) Per Share               $      0.23     $    ( 0.03)        $      0.17     $     (0.01)
                                          -----------     -----------         -----------     -----------
Weighted Average Number of Common
Shares and Equivalents Outstanding          3,770,722       3,665,548           3,765,396       3,665,548
                                          ===========     ===========         ===========     ===========


     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             Six Months Ended
                                                  June 30,
                                            1996             1995
                                            ----             ----
CASH FLOWS FROM
OPERATING  ACTIVITIES:

Net Income (Loss)                      $    658,827      $   (46,707)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Used In
   Operating  Activities:
     Depreciation and Amortization        1,136,937        1,013,509
     Loss on Sale of Fixed Assets            92,456
     Deferred Taxes and Other              (479,147)        (185,628)

Change in Assets and Liabilities:
   Receivables                           (3,874,561)      (5,202,378)
   Inventories                          (12,263,474)      (4,076,845)
   Other Assets                            (204,322)        (409,136)
   Accounts Payable                      10,614,714        3,869,481
   Accrued and Other Liabilities            743,191          270,017
                                       ------------      -----------
   Net Cash Used In
     Operating Activities                (3,575,379)      (4,767,687)
                                       ------------      -----------

CASH FLOWS FROM
INVESTING  ACTIVITIES:

   Purchase of Fixed Assets              (1,514,010)      (2,012,190)
                                       ------------      -----------

CASH FLOWS FROM
FINANCING ACTIVITIES:

  Proceeds from Long Term Debt           10,165,000        9,364,117
  Payments on Long Term Debt             (6,564,181)      (4,035,407)
                                       ------------      -----------
      Net Cash Provided By
         Financing Activities             3,600,819        5,328,710
                                       ------------      -----------

(DECREASE) IN CASH AND CASH              (1,488,570)      (1,451,167)
EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                       1,853,974        1,628,988
                                       ------------      -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                          $    365,404      $   177,821
                                       ============      ===========


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

2.       INVENTORIES

         Inventories are comprised of the following:

                                         June 30, 1996        Dec. 31, 1995
                                         -------------        -------------
         Raw materials                    $ 7,894,947          $ 3,437,802
         Work-in Process                    6,362,094            2,359,778
         Manufactured finished good        14,321,311           10,085,634
         Factory outlet finished            2,022,014            2,453,678
         goods                            -----------          -----------

         Total                            $30,600,366          $18,336,892
                                          ===========          ===========


3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                           Six Months Ended
                                               June 30,

                                          1996         1995
                                          ----         ----
         Interest                       $857,812     $694,774
                                        ========     ========
         Federal, state and local
             income taxes               $ 85,000     $ 12,000
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

                             PERCENTAGE OF NET SALES

                                          Three months        Six months
                                              Ended              Ended
                                             June 30,           June 30,

                                          1996     1995      1996     1995
                                          ----     ----      ----     ----
         Net Sales                       100.0%   100.0%    100.0%   100.0%
         Cost of Goods Sold               71.3%    90.3%     71.7%    84.3%
                                         -----    -----     -----    -----
         Gross Margin                     28.7%     9.7%     28.3%    15.7%
         Selling, General and
             Administrative Expenses      19.3%    14.2%     21.8%    15.3%
                                         -----    -----     -----    -----
         Income from Operations            9.4%    (4.5)%     6.5%      .4%
                                         =====    =====     =====    =====


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995

Net Sales

Net sales increased $2,975,678, or 24.4%, to $15,189,545 for the quarter ended June 30, 1996, from $12,213,867 for the same period a year ago. The increase was a result of increased shipments of rugged outdoor and occupational footwear, as well as increased sales prices which were approximately 3% higher than a year ago. This increase was partially offset by a decrease in shipments to two of the Company's larger customers.

The Company has substantially increased the number of customers during the past year through targeted efforts to open new accounts in both existing and new markets. As a result, the Company's customer base is more diversified and somewhat less susceptible to a change in net sales from time to time due to the reduced concentration in sales to a relatively small number of customers. There can be no assurance, however, that this trend will continue. Sales for the second quarter of 1996 benefited from new product introductions during the past year in conjunction with the Company's strategy to expand its line of footwear styles.

Gross Margin

Gross margin increased $3,182,407, or 269.5%, to $4,363,301 for the quarter ended June 30, 1996 versus $1,180,894 for the same period a year ago. As a percentage of net sales, gross margin was 28.7% for the quarter ended June 30, 1996 versus 9.7% in 1995. The increase in gross margin was primarily due to higher factory utilization in all of the Company's manufacturing facilities, and, in part, due to a decrease in sales to two large customers that are generally at lower margins. The Company's gross margin in the second quarter of 1996 also increased due to favorable product mix which included the introduction of new Gore-Tex handsewn casual and outdoor rugged footwear.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,197,552, or 69.0%, to $2,932,855 for the three months ended June 30, 1996, versus $1,735,303 for the same period a year ago. As a percentage of net sales, selling, general and administrative expense was 19.3% for the three months ended June 30, 1996, versus 14.2% for the same period a year ago. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to increased sales and administrative management salaries and professional expenses attributable to the change in the Company's fiscal year.

Interest Expense

Interest expense increased $143,075, or 56.2%, to $397,489 for the quarter ended June 30, 1996, versus $254,414 for the same period a year ago. The increase in interest expense in the current quarter versus the prior period is due to interest capitalized in the prior year associated with the Company's new administrative office and retail facility. There was no similar activity in the current quarter.

Income Taxes

For the three months ended June 30, 1996, income taxes were $246,840, compared with a tax benefit of $673,362 for the same period last year. The Company's relatively low effective tax rate for the second quarter of 1996 resulted from no foreign income taxes assessed on the income of its subsidiary in the Dominican Republic; to the favorable income tax treatment afforded under the Internal Revenue Code for income earned by the Company's subsidiary in Puerto Rico; and local tax abatements available to the Company's subsidiary in Puerto Rico. For the three months ended June 30, 1995, a significant income tax benefit was recorded, primarily as a result of a year end adjustment for actual losses incurred versus amounts estimated in the prior quarters.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.

Net Sales

Net Sales increased $1,190,411, or 4.9%, to $25,450,210 for the six months ended June 30, 1996, versus $24,259,799 for the same period a year ago. The increase in net sales was due to higher shipments of rugged outdoor and occupational footwear, as well as increased sales prices which were approximately 3% higher than a year ago. This increase was partially offset by a decrease in shipments resulting from the termination of a contract in June 1995 to manufacture handsewn casual footwear for a private label customer and a decrease in sales to two of the Company's larger customers.

The Company has substantially increased the number of customers during the past year through targeted efforts to open new accounts in both existing and new markets. As a result, the Company's customer base is more diversified and less susceptible to a change in net sales from time to time due to the reduced concentration in sales to a relatively small number of customers. There can be no assurance, however, that this trend will continue. Sales for the second quarter of 1996 benefited from new product introductions during the past year in conjunction with the Company's strategy to expand its line of footwear styles.

Gross Margin

Gross margin increased $3,378,363, or 88.6%, to $7,189,894 for the six months ended June 30, 1996, versus $3,811,531 for the same period a year ago. As a percentage of net sales gross margin was 28.3% for the six months ended June 30, 1996, versus 15.7% for the same period a year ago. The increase in gross margin was primarily attributable to higher utilization of the Company's manufacturing facilities and, in part, due to the termination in June 1995 of the Company's contract to manufacture casual handsewn footwear, a product with a low margin for a private label customer. To a lesser degree, gross margin was favorably impacted due to a decrease in sales to two large customers which are generally at low margins.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $1,842,769, or 49.7%, to $5,548,970 for the six months ended June 30, 1996, versus $3,706,201 for the same period a year ago. As a percentage of net sales, selling, general and administrative expense was 21.8% for the six months ended June 30, 1996, versus 15.3% for the same period a year ago. Selling, general and administrative expense as a percentage of net sales increased primarily as a result of increased sales management salaries and to a lesser extent professional expense related to the changed fiscal year also, during the same period a year ago the Company experienced relatively little selling expense on the sale of handsewn casual footwear to a private label customer.

Interest Expense

Interest expense decreased $145,717, or 16.4%, to $743,006 for the six months ended June 30, 1996, versus $888,723 for the same period a year ago. The decrease in interest expense was primarily a result of lower rates and outstanding balances on the Company's revolving credit facility. In addition, certain interest costs were capitalized in the prior year. There was no similar activity in the current year.

Income Taxes

Income taxes increased $852,202 to $196,792 for the six months ended June 30, 1996, versus an income tax benefit of $655,210 due to a loss for the six months ended June 30, 1995. The effective tax rate differs from the statutory rate in both periods for the same factors as discussed above regarding the quarterly periods.

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

At June 30, 1996, the Company had working capital of $23,561,302, versus $25,454,094, at December 31, 1995. The Company has a revolving line of credit with its bank which provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $35,000,000 until January 1, 1997, when the line decreases to $25,000,000. The changes in the line of credit match the Company's seasonal requirements for working capital. As of June 30, 1996, the Company had borrowed $20,800,000 against its available line of credit of $22,292,844 (based upon the level of eligible accounts receivable and inventory).

Cash paid for capital expenditures during the six months ended June 30, 1996 was $1,514,010 which expenditures were funded through operating cash flows and through long-term debt financing. The Company believes it has sufficient manufacturing capacity to handle additional production needs for the next year. The Company anticipates that capital expenditures for the next year will be primarily for lasts, dies, and patterns for new styles of footwear, retail in-store displays, and replacement machinery and equipment. The Company believes it will be able to finance such additions through additional long-term borrowing or through operating cash flows as appropriate.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on May 14, 1996 for the purpose of electing Class II Directors of the Company, to serve until the 1998 Annual Meeting of Shareholders or until their successors are elected and qualified and to ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1996.

         All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                          NUMBER OF SHARES VOTED
                                   ----------------------------------
                                      FOR         AGAINST     ABSTAIN
                                   ---------      -------     -------
         Leonard L. Brown          3,355,496         0         44,248
                                   ---------         -         ------
         David Fraedrich           3,355,496         0         44,248
                                   ---------         -         ------
         Barbara Brooks Fuller     3,355,496         0         44,248
                                   ---------         -         ------
         Curtis A. Loveland        3,355,496         0         45,148
                                   ---------         -         ------

         The appointment of Deloitte & Touche LLP as independent accountants was approved by the following vote:

                          NUMBER OF SHARES VOTED
         -------------------------------------------------
            FOR         AGAINST    ABSTAINED       TOTAL
         ---------      -------    ---------     ---------
         3,386,544       5,550       7,650       3,399,744
         ---------       -----       -----       ---------

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  The exhibits to this report begin at page ___.

         (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ROCKY SHOES & BOOTS, INC.

Date:  August 13, 1996      By: /s/ David Fraedrich
       ---------------          -------------------
                                David Fraedrich, Executive Vice President,
                                Treasurer and Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                and Accounting Officer)

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT                                          EXHIBIT
NUMBER                                         DESCRIPTION                                        PAGE NUMBER
 10.1            Schedule identifying material details of stock option agreements substantially identical to Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for
                 the Transition Period ended December 31, 1995.                                        -

  27             Financial Data Schedule

- - Compensatory Contract or Plan