Form 10-Q
period 1996-09-30
ROCKY SHOES & BOOTS INC
filed 1996-11-12
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                              Commission File Number:
   SEPTEMBER 30, 1996                                     0-21026
   ------------------                                     -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


        OHIO                                             31-1364046
        ----                                             ----------
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

     3,665,548 common shares, no par value, outstanding at October 20, 1996.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     Sept. 30, 1996        Dec. 31, 1995
                                                                       (Unaudited)
                                                                     --------------        -------------
ASSETS:

Current Assets:
     Cash and Cash Equivalents                                     $    1,235,443       $    1,853,974
     Trade Receivables                                                 26,215,261            9,842,909
     Other Receivables                                                    455,002            1,464,847
     Inventories                                                       31,402,783           18,336,892
     Other Current Assets                                               1,333,989              876,569
                                                                   --------------       --------------
         Total Current Assets                                          60,642,478           32,375,191

Fixed Assets - Net                                                     14,721,486           14,534,176
Other Assets                                                            1,813,628            2,171,207
                                                                   --------------       --------------

Total Assets                                                       $   77,177,592       $   49,080,574
                                                                   ==============       ==============


LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts Payable                                              $    9,946,468       $    1,429,217
     Current Maturities - Long Term Debt                               22,201,494            4,392,341
     Accrued Liabilities                                                3,162,550            1,099,539
                                                                   --------------       --------------

            Total Current Liabilities                                  35,310,512            6,921,097


Long-Term Debt-less current maturities                                 14,852,611           16,553,890

Deferred Liabilities                                                    1,417,325            2,036,457
                                                                   --------------       --------------

Total Liabilities                                                      51,580,448           25,511,444

Shareholders' Equity:
     Preferred Stock, Series A, no par value;
        100,000 shares issued and 92,857                                    6,000                6,000
        shares outstanding
     Common Stock, no par value;
         10,000,000 shares authorized;
         3,782,500 shares issued and
         3,665,548 shares outstanding                                  14,543,947           14,543,947
     Common and Preferred Stock in Treasury, at cost                   (1,226,059)          (1,226,059)
     Retained Earnings                                                 12,273,256           10,245,242
                                                                   --------------       --------------
         Total Shareholders' Equity                                    25,597,144           23,569,130
                                                                   --------------       --------------

Total Liabilities and Shareholders' Equity                         $   77,177,592       $   49,080,574
                                                                   ==============       ==============

     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                          September 30,


                                                       1996                1995                 1996                1995
                                                       ----                ----                 ----                ----

Net Sales                                         $  23,897,568       $  19,669,443       $  49,347,778       $  43,929,242


Cost of Goods Sold                                   18,342,533          14,588,970          36,602,849          35,037,238
                                                     ----------          ----------          ----------          ----------

Gross Margin                                          5,555,035           5,080,473          12,744,929           8,892,004

Selling, General and Administrative                   3,255,854           3,281,651           8,804,824           6,987,852
   Expenses                                           ---------           ---------           ---------           ---------

Income  From Operations                               2,299,181           1,798,822           3,940,105           1,904,152

Other Income And (Expenses):
   Interest Expense                                    (679,444)           (591,328)         (1,422,450)         (1,480,051)
    Other -  net                                         18,218             (41,997)            (24,081)             39,479
                                                         ------            --------            --------              ------
       Total other - net                               (661,226)           (633,325)         (1,446,531)         (1,440,572)
                                                      ---------           ---------         -----------         -----------


Income Before Income Taxes                            1,637,955           1,165,497           2,493,574             463,580


Income Taxes (Benefit)                                  268,767             268,065             465,560           (387,145)
                                                        -------             -------             -------           ---------

Net Income                                         $  1,369,188        $    897,432        $  2,028,014        $    850,725
                                                   ============        ============        ============        ============


Net Income Per Share                               $       0.36        $       0.24        $       0.54        $       0.23
                                                           ====                ====                ====                ====


Weighted Average Number of Common
Shares and Equivalents Outstanding                    3,781,284           3,758,405           3,770,692           3,758,405
                                                      =========           =========           =========           =========

     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Months Ended
                                                          Sept. 30,
                                                    1996              1995
                                                    ----              ----
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income                                     $  2,028,014     $    850,725
Adjustments to Reconcile Net Income
to Net Cash Used In
   Operating  Activities:
     Depreciation and Amortization                1,745,930        1,533,214
     Loss on Sale of Fixed Assets                    94,614
     Deferred Taxes and Other                      (376,448)      (1,260,946)


Change in Assets and Liabilities:
   Receivables                                  (15,362,507)     (11,816,553)
   Inventories                                  (13,065,891)        (255,640)
   Other Assets                                    (342,525)        (600,504)
   Accounts Payable                               8,517,251        3,665,516
   Accrued and Other Liabilities                  2,063,011          423,904
                                                  ---------          -------

   Net Cash Used In
     Operating Activities                       (14,698,551)      (7,460,284)

CASH FLOWS FROM
INVESTING ACTIVITIES:

   Purchase of Fixed Assets                      (2,027,854)      (2,334,746)
                                                -----------      -----------

CASH FLOWS FROM
FINANCING ACTIVITIES:


  Proceeds from Long Term Debt                   26,014,718       13,304,832
  Payments on Long Term Debt                     (9,906,844)      (4,241,238)
                                                -----------      -----------

      Net Cash Provided By
         Financing Activities                    16,107,874        9,063,594
                                                 ----------        ---------

(DECREASE) IN CASH AND CASH
EQUIVALENTS                                        (618,531)        (731,436)

CASH AND CASH EQUIVALENTS,                        1,853,974        1,628,988
                                                  ---------        ---------
BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $  1,235,443     $    897,552
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

2.       INVENTORIES

         Inventories are comprised of the following:


                                                   Sept. 30, 1996                  Dec. 31, 1995
                                                   --------------                  -------------

              Raw materials                         $   9,022,763                   $  3,437,802
              Work-in Process                           8,753,892                      2,359,778
              Manufactured finished goods              11,376,487                     10,085,634
              Factory outlet finished goods             2,249,641                      2,453,678
                                                        ---------                      ---------

Total                                               $  31,402,783                   $ 18,336,892
                                                    =============                   ============

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:


                                               Nine Months Ended
                                                   Sept. 30,
                                             1996                1995
                                             ----                ----

         Interest                       $   1,494,895        $1,286,102
                                        =============        ==========

         Federal, state and local
                                       $      102,500     $      71,300
                                       ==============     =============
           income taxes


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

         In addition, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" beginning January 1, 1996. The adoption of this statement had no impact on the consolidated financial statements.

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


                             PERCENTAGE OF NET SALES
                             -----------------------


                                       Three months            Nine months
                                           Ended                  Ended
                                         Sept. 30,              Sept. 30,


                                  1996         1995         1996          1995
                                  ----         ----         ----          ----

Net Sales                        100.0%       100.0%       100.0%        100.0%
Cost of Goods Sold                76.8%        74.2%        74.2%         79.8%
                                -------        -----      -------       -------

Gross Margin                      23.2%        25.8%        25.8%         20.2%
Selling, General and
    Administrative Expenses       13.6%        16.7%        17.8%         15.9%
                                  -----        -----        -----         -----

Income from Operations             9.6%         9.1%         8.0%          4.3%
                                   ====         ====         ====          ====



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net Sales

Net Sales increased $4,228,125, or 21.5%, to $23,897,568 for the quarter ended September 30, 1996, from $19,669,443 for the same period a year ago. The increase was a result of increased shipments of rugged outdoor footwear, handsewn casual footwear, and to a lesser degree occupational footwear.
Sales prices were approximately 3% higher than a year ago.

The Company has substantially increased the number of customers during the past year through targeted efforts to open new accounts in both existing and new markets. As a result, the Company's customer base is more diversified (by product line and geography), no single customer is expected to account for more than 10% of the Company's net sales in 1996, and therefore the Company's net sales are less susceptible to volatility due to the buying decisions of a small number of customers. There can be no assurance, however, that these trends will continue, and the Company will remain subject to traditional seasonal fluctuations. Net sales for the most recent quarter included initial orders to department stores and specialty retailers, which are part of the Company's strategy to continue diversifying its customer base with branded products.

Gross Margin

Gross margin increased $474,562, or 9.3%, to $5,555,035 for the quarter ended September 30, 1996, versus $5,080,473 for the same period a year ago. As a percentage of net sales, gross margin was 23.2% for the quarter ended September 30, 1996, versus 25.8% for the same quarter a year ago. The decrease in gross margin as a percentage of net sales was primarily the result of a one-time sale of discounted product to a large customer, at a substantially reduced margin. The Company anticipates no large sales of discounted product in the fourth quarter of 1996. Gross margin was also impacted to a lesser degree by a higher than normal concentration of sales to large customers who receive certain volume discounts.

The Company's manufacturing facilities have been operating at substantially higher production levels throughout most of 1996, compared to comparable periods in 1995. It is currently anticipated that the Company will continue to operate its manufacturing facilities at these higher production levels to meet anticipated re-orders on fall merchandise through the remainder of 1996.

Selling, General and Administrative Expenses

Selling, general and administrative (S,G&A) expenses decreased $25,797, or 0.8%, to $3,255,854 for the quarter ended September 30, 1996, versus $3,281,651 for the same period a year ago. The lower S,G&A expenses were attributable to a substantial reduction in advertising expense, which more than offset increased sales commission expense.

Interest Expense

Interest expense increased $88,116, or 14.9%, to $679,444 for the quarter ended September 30, 1996, versus $591,328 from the same period a year ago. The increase in interest expense was due to higher outstanding balances on the Company's revolving credit facility used to finance increases in the Company's accounts receivable and inventory to support higher levels of current and expected net sales. Interest rates remained relatively stable compared with the same period last year.

Income Taxes

For the three months ended September 30, 1996, income taxes were $268,767 versus $268,065 for the same period a year ago. The Company's relatively low effective tax rate for the third quarter of

1996 resulted from a large part of its income being earned in Puerto Rico for which a favorable income tax treatment is afforded under the Internal Revenue Code for income earned by the Company's subsidiary in Puerto Rico; and local tax abatements available to the Company's subsidiary in Puerto Rico.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1995.

Net Sales

Net sales increased $5,418,536, or 12.3%, to $49,347,778 for the nine months ended September 30, 1996, versus $43,929,242 for the same period a year ago. The increase was a result of increased shipments of rugged outdoor footwear, handsewn casual footwear, and to a lesser degree occupational footwear, versus last year. Sales prices are approximately 3% higher than a year ago.

The Company has substantially increased the number of customers during the past year through targeted efforts to open new accounts in both existing and new markets. As a result, the Company's customer base is more diversified (by product line and geography), no single customer is expected to account for more than 10% of the Company's net sales in 1996, and therefore the Company's net sales are less susceptible to volatility due to the buying decisions of a small number of customers. There can be no assurance, however, that these trends will continue, and the Company will remain subject to traditional seasonal fluctuations. Net sales for the most recent quarter included initial orders to department stores and specialty retailers, which are part of the Company's strategy to continue diversifying its customer base with branded products.

Gross Margin

Gross margin increased $3,852,925, or 43.3%, to $12,744,929 for the nine months ended September 30, 1996, versus $8,892,004 for the same period a year ago. As a percentage of net sales, gross margin was 25.8% for the nine months ended September 30, 1996, versus 20.2% for the same period a year ago. The increase in gross margin is primarily attributable to higher utilization of the Company's manufacturing facilities and, in part, due to the termination in June of 1995 of a private label manufacturing contract at relatively low gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative (S,G&A) expenses increased $1,816,972, or 26.0%, to $8,804,824 for the nine months ended September 30, 1996 versus $6,987,852 for the same period a year ago. As a percentage of net sales, S,G&A was 17.8% for the nine months ended September 30, 1996, versus 15.9% for the same period a year ago. S,G&A expense as a percent of net sales increased as a result of increased sales management salaries and to a lesser extent due to professional and other expenses related to the change in the fiscal year. Also, during the first six months of 1995, the Company experienced relatively little selling expense on the sale of a private label manufacturing contract. The reduction in advertising expense in the third quarter was offset by an increase in the first six months of the year.

Interest Expense

Interest expense decreased $57,601, or 3.9%, to $1,422,450 for the nine months ended September 30, 1996, versus $1,480,051 for the same period a year ago. The decrease in interest expense for the nine months ended September 30, 1996 is due to generally lower interest rates and lower outstanding balances, particularly during the first six months of 1996, compared with the same period in 1995.

Income Taxes

Income taxes increased $852,705 to $465,560 in the nine months ended September 30, 1996, versus an income tax benefit of $387,145 for the same period a year ago. The Company's tax rate is affected by minimal foreign taxes assessed on the income of its subsidiary in the Dominican Republic; the favorable income tax treatment afforded under the Internal Revenue Code for income earned by the Company's subsidiary in Puerto Rico; and, local tax abatements available to the Company's subsidiary in Puerto Rico. In addition, the prior year amount was affected by year end adjustments at June 30, 1995, resulting from income being earned in tax jurisdictions with favorable tax treatment different than anticipated during the prior quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily funded its working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in January through March of each year and highest in April through September of each year. In addition, the Company requires financing to support additions to machinery, equipment, and facilities, as well as the introduction of new styles of footwear.

At September 30, 1996, the Company had working capital of $25,331,966, versus $25,454,094, at December 31, 1995. The Company has a revolving line of credit with its bank which provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $35,000,000 until January 1, 1997, when the line decreases to $25,000,000. The changes in the line of credit match the Company's seasonal requirements for working capital. As of September 30, 1996, the Company had borrowed $33,435,000 against its available line of credit of $34,574,551 (based upon the level of eligible accounts receivable and inventory).

Cash paid for capital expenditures during the nine months ended September 30, 1996 was $2,027,854 which expenditures were funded through operating cash flows and through long-term debt financing. The Company believes it has sufficient manufacturing capacity to handle increased production needs for the next year. The Company anticipates capital expenditures for 1997 will be primarily for lasts, dies, and patterns for new styles of footwear, retail in-store displays, and replacement machinery and equipment; and generally will be consistent with capital expenditures in 1996. The Company believes it will be able to finance such additions through additional long-term borrowing or through operating cash flows as appropriate.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


Except for the historical information contained herein, this report includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the Transition Period ended December 31, 1995. Actual results may differ materially from management expectations.

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

                                ROCKY SHOES & BOOTS, INC.


Date:    11/8/96                     By:       /s/ David Fraedrich
     ------------                        -----------------------------------
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

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX




EXHIBIT
NUMBER                                     EXHIBIT                                              PAGE
                                           DESCRIPTION                                         NUMBER
10.1             Schedule identifying material details of stock option agreements substantially identical to Exhibit 10.28 of the Registrant's Annual
                 Report on Form 10-K for the Transition Period ended December
                 31, 1995.                                                                      *
27               Financial Data Schedule

*  Compensatory Contract or Plan