Form 10-K405
period 1996-12-31
ROCKY SHOES & BOOTS INC
filed 1997-03-31
CIK 895456

                                   FORM 10-K

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)
  [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]
        For the fiscal year ended December 31, 1996

   OR

  [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1943 [No Fee Required]

                        Commission File Number: 0-21026

                           ROCKY SHOES & BOOTS, INC.
             (Exact name of Registrant as specified in its charter)

OHIO                                        NO. 31-1364046
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                              39 EAST CANAL STREET
                            NELSONVILLE, OHIO 45764
          (Address of principal executive offices, including zip code)

                                 (614) 753-1951
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES _X_ NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $38,532,536 on February 28, 1997.

         There were 3,697,653 shares of the Registrant's Common Stock outstanding on February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated by reference in Part II.

         Portions of the Registrant's Proxy Statement for 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         Rocky Shoes & Boots, Inc. (the "Company" or "Rocky") designs, develops, manufactures, and markets premium quality men's and women's footwear. Rocky offers footwear that is comfortable, lightweight, durable, and relatively insensitive to changing fashion trends. The Company markets its footwear through several distribution channels, primarily under the registered trademark, ROCKY(R).

         The Company's product line is organized into three primary categories: rugged outdoor footwear, including hunting and hiking boots, with suggested retail prices generally ranging from $60 to $190 per pair; nonmilitary occupational footwear, with suggested retail prices generally ranging from $40 to $160; and handsewn casual footwear, with suggested retail prices generally ranging from $100 to $150 per pair. The Company also sells footwear accessories, such as waterproof socks and innersole support systems, and has a factory outlet store in Nelsonville, Ohio.

         Innovativeness, quality, and durability are hallmarks of the ROCKY(R) brand name. The Company continually monitors the development of innovative raw materials and has distinguished its branded products by incorporating new fabric technologies into the design of its footwear. Rocky places an emphasis on the manufacture of waterproof footwear and is currently the largest customer of GORE-TEX(R) waterproof fabric for footwear. The Company was also the first footwear manufacturer to market an all CORDURA(R) nylon fabric hunting boot.

         The Company is the successor to the business of The Wm. Brooks Shoe Company, a company established in 1932 by William Brooks, who was later joined by F. M. Brooks (the grandfather of the Company's current Chairman, President, and Chief Executive Officer, Mike Brooks). The business was sold in 1959 to a company headquartered in Lancaster, Ohio. John W. Brooks (the father of Mike Brooks) remained as an employee of the business when it was sold. In 1975, John
W. Brooks formed John W. Brooks, Inc. (nka Rocky Shoes & Boots Co. ("Rocky Co.")) as an Ohio corporation, reacquired the Nelsonville, Ohio, operating assets of the original company, and moved the business' principal executive offices back to Nelsonville, Ohio. In 1987, Five Star Enterprises Ltd. ("Five Star"), a Cayman Islands corporation, was formed by John W. Brooks, Mike Brooks, and three other executive officers of the Company at the time, to produce shoe and boot uppers at a manufacturing facility located in La Vega, Dominican Republic. In 1988, Lifestyle Footwear, Inc., ("Lifestyle"), a Delaware corporation, was established as a subsidiary of Rocky Co. and commenced operations at a manufacturing facility in Aquadilla, Puerto Rico.

         The Company was formed as an Ohio corporation in June 1992 in anticipation of an initial public offering following the reorganization of the business of Rocky Co. and Five Star. Effective February 3, 1993, the Company, Rocky Co., Five Star, and the then shareholders of Rocky Co. and Five Star were parties to a reorganization pursuant to which the then shareholders of Rocky Co. and Five Star received in the aggregate 2,150,000 shares of Common Stock of the Company, 100,000 shares of the Company's Series A Non-Voting Convertible Preferred Stock, and $160,000 in cash in exchange for all outstanding shares of capital stock of Rocky Co. and Five Star. Rocky Co. and Five Star then became wholly owned subsidiaries of the Company (the "Reorganization"). The Company sold 1,597,500 shares of its Common Stock and certain shareholders sold an additional 300,000 shares of Common Stock to the public on February 3, 1993. Effective December 26, 1996, Rocky Co. was merged with and into the Company.


-----------------
ROCKY(R) is a federally registered trademark of Rocky Shoes & Boots, Inc. This report also refers to trademarks of corporations other than the Company. See "Business - Trademarks and Trade Names."

PRODUCT LINES

         The Company's product lines consist of rugged outdoor shoes and boots, occupational footwear, and handsewn casual footwear. Accessories and retail sales from Rocky's factory outlet store in Nelsonville, Ohio, also contribute to the Company's net sales. The following table, which is derived from the Company's internal sales records, indicates the percentage of net sales derived from each major product line, accessories, and the factory outlet store for the year ended December 31, 1996 ("Fiscal 1996"), the short transitional fiscal period from July 1 to December 31, 1995 ("Transitional Fiscal 1995"), and the fiscal years ended June 30, 1995 ("Fiscal 1995"), and June 30, 1994 ("Fiscal 1994"). Historical percentages may not be indicative of the Company's future product mix.

                            PERCENTAGE OF NET SALES

                                                            Transitional
                                          Fiscal 1996        Fiscal 1995     Fiscal 1995       Fiscal 1994
                                          -----------        -----------     -----------       -----------
Rugged outdoor footwear                       57.8%              65.7%            57.6%             54.3%
Occupational footwear                         23.3               20.9             24.0              25.8
Handsewn casual footwear                       5.7                2.1              8.1              10.8
Factory outlet store                           6.6                7.6              6.1               3.9
Other                                          6.6                3.7              4.2               5.2
                                             -----              -----            -----             -----
                                             100.0%             100.0%           100.0%            100.0%
                                             -----              -----            -----             -----

         All of the Company's products feature advanced engineering and biomechanically designed styles, incorporating many of the following premium quality materials: full grain waterproof, breathable leather; CORDURA(R) nylon fabric in a variety of colors and camouflages which will not mildew or retain moisture, is durable, and is more abrasion resistant than leather; GORE-TEX(R) waterproof fabric bootie liners, made from a guaranteed waterproof, yet breathable material; THINSULATE(R) thermal insulation; CAMBRELLE(R) cushioned linings which are manufactured from a material that breathes, absorbs perspiration, and resists mildew and odors; innersole support systems which form to the contours of the foot supporting the arch and metatarsal areas and are removable and fully washable; VIBRAM(R) rubber outsoles which are long-wearing, flexible, and slip-resistant and incorporate AIR-O-MAGIC(R) air-cushioned footbeds; and the Company's polyurethane direct injected soles which are lightweight insulated, flexible, slip-resistant, and oil-resistant. Corporations other than the Company own the trademarks listed above. See "Business - Trademarks and Trade Names."

         All of the Company's footwear begins with a form or mold known as a "last," which is shaped like a foot. The last is used to produce a number of shoes with the same characteristics. Among other things, it determines the height of the heel and the shape of the toe. The Company's footwear eventually takes the shape of the last. The shape of the last largely determines the comfort and fit of the shoe or boot. The lasts for the Company's footwear are designed and developed by the Company and then produced by third-party suppliers. Lasts are durable and do not require frequent replacement or rework, and one last can be used with more than one style within a particular category of footwear. The Company, for example, has used certain of its lasts for more than 10 years. There are several suppliers capable of producing the Company's lasts, and the Company is not dependent on any one supplier.

         RUGGED OUTDOOR FOOTWEAR. Rugged outdoor footwear is the Company's largest product line in terms of total net sales, representing 57.8%, or $42.3 million, of Fiscal 1996 net sales. Suggested retail prices for Rocky's rugged outdoor footwear generally range from $60 to $190 per pair. The Company sells its rugged outdoor footwear primarily to retail shoe, sporting goods, and outdoor specialty stores and to mail order catalog companies. Although Rocky's hunting boots must be somewhat responsive to new camouflage patterns, its rugged outdoor footwear is relatively insensitive to changing fashion trends, significantly reducing the risk of product obsolescence and inventory markdowns. For example, the ROCKY(R) STALKERS(TM) boots and ROCKY(R) CORNSTALKERS(R) boots were first introduced in 1984 and 1988, respectively, and remain two of the Company's most popular boot styles. The Company currently has six primary styles of rugged outdoor footwear: ROCKY(R) STALKERS(TM) boots, ROCKY(R) CORNSTALKERS(R) boots, ROCKY(R) SIDEWINDER(R) SERIES boots, ROCKY(R) BEAR CLAW(TM) SERIES boots, ROCKY(R) SNOW/STALKERS(R) boots, and ROCKY(R) TUFF TERRAINERS(TM) Gore-Tex(R) handsewn casual oxfords and boots.

         ROCKY(R) STALKERS(TM) boots feature uppers of full grain waterproof leather and CORDURA(R) nylon fabric, GORE-TEX(R) waterproof bootie liners, THINSULATE(R) thermal insulation, innersole support systems, tridensity polyurethane direct injected soles, and rustproof speed lacing hardware. The ROCKY(R) CORNSTALKERS(R) boots, currently the most popular boot produced by the Company, are similar in design to the ROCKY(R) STALKERS(TM) boots, but feature uppers of all CORDURA(R) nylon fabric, Goodyear welt construction, and dual density polyurethane, low impact, slip-resistant, and oil-resistant soles. ROCKY(R) STALKERS(TM) and ROCKY(R) CORNSTALKERS(R) boots are marketed primarily to hunters who desire a durable, waterproof, insulated all-season boot suited to rugged terrain. ROCKY(R) SIDEWINDER(TM) SERIES boots are engineered to be durable, comfortable, at lower prices than the ROCKY(R) BEAR CLAW SERIES(TM). ROCKY(R) BEAR CLAW SERIES(TM) boots are designed for outdoor enthusiasts who venture into slick, muddy areas. They feature 1/4-inch round cleats in the center of the sole that provide additional traction in slippery situations. ROCKY(R) SNOW/STALKERS(R) boots feature uppers of premium waterproof leathers and a dual density polyurethane light weight rubber bottom, and incorporate the BEAR CLAW(TM) SERIES outsole design. ROCKY(R) TUFF TERRAINERS(R) are handsewn casual oxfords and six inch boots that feature Gore-Tex(R) liners.

         OCCUPATIONAL FOOTWEAR. Duty or occupational footwear for the non-military uniform market is the Company's second largest product line. In Fiscal 1996, net sales of occupational footwear amounted to $17.0 million, representing 23.3% of the Company's Fiscal 1996 net sales. Suggested retail prices for Rocky's occupational footwear generally range from $40 to $160 per pair. The Company sells its occupational footwear primarily to mail order catalog companies and to retail uniform and specialty stores. The Company currently has six primary styles of occupational shoes and boots which are offered to the uniform market. All styles are designed to be comfortable, flexible, lightweight, and durable and are typically worn by people who are required to be on their feet at work. These products are similar in design to certain of Rocky's rugged outdoor footwear styles, except they are primarily black in color and feature innersole support systems, CAMBRELLE(R) cushioned linings, and slip-resistant, oil-resistant, polyurethane soles. Certain of the Company's occupational footwear also feature the GORE-TEX(R) waterproof bootie liner.

         In 1994, the Company introduced the 4 WAY STOP(TM) line of occupational shoes designed for food service workers, who often encounter wet slippery conditions. The 4 WAY STOP(TM) shoes have an exclusive "downspout" design sole that causes liquid to flow through the sole and out the sides, increasing traction. The 4 WAY STOP(TM) shoes exceed the U.S. government's standards for slip resistance by a factor of two.

         In 1995, the Company introduced the ROCKY(R) Professionals line of occupational shoes with dress shoe styling designed for safety forces and general occupational markets. This line features waterproof leather uppers, lightweight soles and materials, slip resistant polyurethene injected soles, breathable linings, and superior lateral stability.

         The Company has a broad range of occupational shoes and boots which are certified slip-resistant by the United States Postal Service. All shoes and boots meeting the United States Postal Service specifications are required to carry the "SR/USA" label, signifying "Slip resistant, made in the USA," and have been authorized by that service for use by United States letter carriers and other postal workers. Other consumers in the uniform trade include police and hotel/restaurant employees, as well as FBI agents, special military units, border patrol agents, customs inspectors, prison guards, United Parcel Service employees, and employees of the National Park Service, Department of Fish and Wildlife, and the United States Army Corps of Engineers.

         HANDSEWN CASUAL FOOTWEAR. Aggregate sales of the Company's handsewn casual footwear were $4.2 million in Fiscal 1996, which accounted for 5.7% of net sales. Suggested retail prices for ROCKY(R) handsewn casual footwear generally range from $90 to $150 per pair. The majority of handsewn casual footwear sales in Fiscal 1996 were

ROCKY(TM) TUFF TERRAINERS(TM). The introduction of the ROCKY(TM) TUFF TERRAINERS(TM) in 1996, has substantially broadened the Company's retail customer base.

         FACTORY OUTLET STORE. In August 1994, the Company opened a 12,500 square foot factory outlet store in Nelsonville, Ohio, to replace a 3,000 square foot store. This expanded store, adjacent to the Company's manufacturing facilities, primarily sells first-quality, irregular, and close-out ROCKY(R) footwear and accessories, together with footwear and apparel from other manufacturers. Retail sales from the factory outlet store for Fiscal 1996 were approximately $4.8 million, representing 6.6% of the Company's net sales.

         OTHER. The Company manufactures and/or markets a variety of footwear accessories, including GORE-TEX(R) waterproof oversocks, GORE-TEX(R) waterproof booties, innersole support systems, foot warmers, laces, and foot powder. The GORE-TEX(R) waterproof oversocks are sold under the ROCKY(R) brand name and as private label products. Additionally, the Company occasionally sells shoe uppers to other footwear manufacturers. Aggregate sales of other products were $4.8 million in Fiscal 1996, representing 6.6% percent of the Company's net sales.

         LICENSING. During Fiscal 1995, the Company initiated a program to license its ROCKY(R) name and trademarks to manufacturers of various products and apparel items. Revenues under this program were nominal in Fiscal 1996.

PRODUCT DESIGN

         The Company has assembled a team led by Ted Kastner, Vice President of Product Development and Sourcing, which also includes Mike Brooks, Chairman, President, and Chief Executive Officer, and Diana Wurfbain, footwear designer, to design and develop new products. Mr. Kastner has over 26 years of experience in the footwear industry with an emphasis on product design and development. Mr. Brooks has been instrumental in the design of many of the Company's current products and is a pattern engineering and shoe design graduate of the Ars Satoria in Milan, Italy. Ms. Wurfbain is an architect, civil engineer, and artist with a diverse background in art, graphics, and design.

         The Company's product design and development are initiated both internally and externally by Rocky's customers and suppliers. Certain of Rocky's marketing personnel and sales representatives work closely to identify opportunities for new styles, camouflage patterns, or design improvements. These opportunities are reported to the design team, which oversees the development testing of the new footwear. The Company also receives design and product innovation ideas from trade shows and from its customers and suppliers who work with the Company to design footwear incorporating desired features or product innovations. Once the product design has been approved for production, the last is developed by the Company and then reproduced by a third-party supplier. As part of the design process, the Company maintains a Computer Aided Design (CAD) system, which significantly shortens the development period for new footwear styles, enabling the Company to market its new designs more quickly.

MANUFACTURING

         The manufacture of footwear involves five primary operations: production of the shoe or boot uppers; lasting the uppers to define the shape, form, and size of the shoe or boot; bottoming the footwear; finishing the footwear; and packaging the footwear. The Company's shoe or boot uppers are relatively flat component parts consisting of leather and/or nylon fabric, lining materials, and insulation. Shoe or boot uppers are produced at the Company's manufacturing facilities by cutting individual shoe parts from the appropriate materials and then assembling the appropriately matched parts by stitching and combining machines. The unlasted, unformed shoe and boot uppers are then ready for lasting and bottoming operations. The shoe or boot uppers are attached to a last; innersoles are also attached to the bottom of the last; forms or "counters" are inserted to shape and strengthen the heel and toe; and the lasted footwear is run through a heating element resulting in the shoe or boot taking the shape of the last. Outsoles are then attached by direct molding of polyvinylchloride or polyurethane or by attaching a premolded outsole with cement. Bottoming operations are modified when a GORE-TEX(R) bootie is incorporated into the footwear style. Next, the footwear is "finished," which involves steps such as removing excess molding, polishing the leather, adding laces, and attaching tags. The shoe or boot is then packaged for delivery to customers.

         During Fiscal 1996, most of the Company's products were manufactured in the Company's own facilities located in Ohio, Puerto Rico, and the Dominican Republic. Production planning for all facilities is centrally coordinated in Ohio six months in advance and is updated weekly to assure that the Company is able to respond quickly to changes in product demand or consumer preferences. During Fiscal 1996, the Company's manufacturing facilities operated at record production levels for most of the year.

         Finished goods are stored in the Ohio warehouse until used to fill an order. If the product ordered is in inventory, footwear can be shipped to customers within one week of the order; however, a majority of the Company's orders for rugged footwear are placed in January through April for delivery in July through October.

         The Company's manufacturing facilities in the Dominican Republic produce shoe uppers, including all of the Company's handsewn casual shoe uppers. In 1996, this manufacturing facility produced an average of 4,800 pairs of shoe uppers per day for shipment to the manufacturing facilities in Ohio and Puerto Rico for bottoming, finishing, and packaging and has the capacity to produce 8,000 pairs of shoe uppers a day. The Dominican Republic manufacturing facility consists of approximately 94,000 square feet and, at December 31, 1996, employed approximately 738 persons.

         The Company operates a 20,500 square foot manufacturing facility and a 22,700 square foot manufacturing facility/warehouse in Aquadilla, Puerto Rico, which, at December 31, 1996, employed approximately 266 persons. In 1996, these facilities produced an average of 800 pairs of shoe uppers per day and an average of 1,400 pairs of finished footwear per day which is shipped to the Ohio warehouse. It has the capacity to produce 1,000 uppers and 3,000 finished footwear daily.

         The Company's manufacturing facility in Nelsonville, Ohio, primarily is involved in bottoming, finishing, and packaging the Company's products and, in 1996, produced an average of 3,200 pairs of footwear daily and has a capacity of 6,000 pairs per day. This manufacturing facility, consisting of approximately 41,000 square feet of manufacturing space, also houses the Company's outsole molding equipment. At December 31, 1996, the manufacturing operations in Ohio employed approximately 158 persons.

         Although the Company's manufacturing facilities operated at close to capacity during the third and fourth quarters of Fiscal 1996, the Company anticipates that such facilities will operate at higher levels in the first and second quarters of 1997. Additionally, the Company anticipates adding additional employees to the second and third shifts at all of its manufacturing facilities in 1997. There, however, can be no assurance that the Company will operate at higher levels or will need to add additional personnel in the future.

         Most of the Company's footwear is produced in its own facilities. The Company sources some product from manufacturers in the Far East, notably China. A greater portion of the Company's product may be sourced in the future as the Company's own manufacturing facilities reach capacity. The Company will source product from outside facilities only after it is assured that these facilities will maintain the high quality that has become associated with ROCKY(R) branded footwear. All product sourcing is planned and implemented under the direction and supervision of the Company's Vice President of Product Development and Sourcing.

         Because the Company manufactures most of its uppers in the Dominican Republic and sources a portion of its product from the Far East, the Company's business is subject to some of the risks generally associated with doing business offshore, such as: the imposition of additional United States legislation and regulations relating to imports, including quotas, duties, taxes, or other charges or restrictions; foreign governmental regulations and taxation; fluctuations in foreign exchange rates; changes in economic conditions in the foreign country; and changes in relationships between the United States and the foreign country. If any such factors were to render the conduct of business in the foreign countries, particularly the Dominican Republic, undesirable or impractical, such a development could have a material adverse effect on the Company's business, financial condition, and results of operations. Although management acknowledges these risks, the Company continues to manufacture a large majority of its products at its own manufacturing facilities in Ohio, Puerto Rico, and the Dominican Republic and management believes that it is subject to less exposure to potential United States import restrictions and duties than if it were to import a majority of its products from the Far East, South America, or Europe. Due to Puerto Rico's status as a possession of the United States, there are no import controls on the Company's products produced in Puerto Rico.

         During Fiscal 1994, Rocky completed the process of restructuring all of its facilities to a team pass-through "modular manufacturing" system from a piecework system. Operators are paid an incentive for team production, quality, and attendance goals. This change required the purchase of additional equipment and a reconfiguration of the work stations. The intent of the pass-through system is to switch from a one process per worker assembly production line to a system in which several workers apply multiple processes to each pair of footwear to significantly reduce work-in-process, increase output per square foot of manufacturing space, and lower factory damage rates. The Company began achieving increased efficiencies in Fiscal 1995 and the Company continues to refine its systems through ongoing process improvement. The Company benefited from the "modular manufacturing" system throughout 1996. In late 1996 and early 1997, the Company added additional modules in all of its factories to increase manufacturing capacity.

         Compliance with federal, state, and local regulations with respect to the environment has not had, nor is it expected to have, any material effect on the earnings, manufacturing process, capital expenditures, or competitive position of the Company.

DISTRIBUTION

         The Company's footwear is distributed nationwide and in Canada from the Company's warehouse located in Nelsonville, Ohio. During Fiscal 1994, the Company increased the size of its distribution facilities in Nelsonville from 40,000 square feet to 98,000 square feet, installed an automated inventory management system, and added a bar-code labeling system to facilitate inventory control and handling. This has resulted in improved inventory management controls, and the Company believes that additional improvements can be achieved in future periods. The Company installed an incentive-based "teamwork" distribution system for its associates early in 1995. At December 31, 1996, the Company employed approximately 48 persons in warehousing and distribution in Nelsonville. Beginning in January 1997, the Company entered into a lease for a warehouse facility in Logan, Ohio, approximately 12 miles away from the Company's manufacturing facility in Nelsonville, Ohio, to store raw materials. The new warehouse space will enable the Company to use approximately 20,000 more square feet of the Nelsonville facility for storage of finished goods.

SUPPLIERS

         The Company purchases raw materials from a number of domestic and foreign sources. The Company does not have any long term supply contracts for the purchase of its raw materials, except for blanket orders on leather to protect the Company's selling prices for an extended period of time. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX(R) waterproof fabric, CORDURA(R) material, and soling materials. Although the Company has no reason to believe that these materials will not continue to be available from its current suppliers, based on its experience in the footwear industry, the Company is confident that there are acceptable present alternatives to these suppliers and materials, with the exception of the GORE-TEX(R) waterproof fabric.

         GORE-TEX(R) waterproof fabric is purchased directly from W. L. Gore & Associates, Inc. ("Gore"), which is the Company's single largest supplier, in terms of dollars spent on raw materials. A majority of the Company's footwear, in terms of number of pairs produced directly by the Company, incorporates GORE-TEX(R) waterproof fabric. Rocky, which has been a customer of Gore since 1980, was one of the first companies to use GORE-TEX(R) waterproof fabric in the manufacture of footwear products. The Company was also the first footwear manufacturer licensed by Gore to manufacture, promote, sell, and distribute worldwide footwear using GORE-TEX(R) waterproof fabric. The Company is the largest customer of GORE-TEX(R) waterproof fabric for footwear. Although other waterproofing techniques or materials are available, the Company places a high value on its GORE-TEX(R) license because the GORE-TEX(R) trade name has high brand name recognition and the GORE-TEX(R) waterproof fabric used in the manufacture of ROCKY(R) footwear has a reputation for quality and proven performance. The Company, based on its long, mutually beneficial relations with Gore, has no reason to believe that its supply of GORE-TEX(R) waterproof fabric will be interrupted in the future.

         Under the Company's licensing agreement, a prototype or sample of each style of shoe or boot designed and produced by the Company that incorporates GORE-TEX(R) waterproof fabric must be tested and approved by Gore before the Company is permitted to manufacture or sell commercial quantities of that style of footwear. Gore's testing involves, for example, immersing the Company's hunting boot prototype for days in a water exclusion tester and flexing the boot 500,000 times, simulating a 500-mile march through several inches of water. The footwear is then placed in a sweat absorption and transmission tester to measure "breathability," this is, the amount of perspiration that can escape from the footwear.

         Until 1996, all of the Company's GORE-TEX(R) footwear was guaranteed to be waterproof for two years from the date of purchase. Beginning in 1996, all of the Company's GORE-TEX(R) footwear is guaranteed to be waterproof for one year from the date of purchase. The Company changed this warranty policy to be consistent with what it believes is the industry standard. When a customer claims that a product is not waterproof, the product is returned to the Ohio manufacturing facility for further testing. If the product fails this testing process, it is either replaced or credit is given, at the customer's discretion. Historically, the expenses associated with this guarantee have been consistent with the footwear industry.

QUALITY ASSURANCE

         Quality control is stressed at every stage of the manufacturing process at each of the Company's manufacturing facilities. The Company's Quality Assurance Manager reports directly to the President of the Company and oversees all aspects of the quality assurance program. Each manufacturing facility is staffed with trained quality assurance personnel. A portion of each production employee's compensation is based on production of a quality product.

         Factory visits are conducted by the Quality Assurance Manager to observe the facility's quality control procedures and to correct any deficiencies. Every pair of ROCKY(R) footwear, or its components parts, produced at the Company's facilities is inspected by quality control employees at least five times during the manufacturing process with some styles inspected up to nine times. Every GORE-TEX(R) waterproof bootie liner is individually tested by filling it with compressed air and submerging it in water to verify that it is waterproof.

         Quality control personnel at the Ohio warehouse also conduct quality control testing on the raw material inventory and inspect random samples from the finished goods inventory from each of the Company's manufacturing facilities to ensure that these inventories meet the Company's high quality standards.

SALES AND MARKETING

          The Company has more than 2,600 active customer accounts and its products are sold in these customers' 4,000 store locations and through 22 mail order catalog companies. The Company's largest customers in Fiscal 1996 included Bass Pro Shops, Springfield, Missouri; Cabellas, Sidney, Nebraska; Fechheimer Brothers Co., Cincinnati, Ohio; Dicks Clothing and Sporting Goods, Pittsburgh, Pennsylvania; Galls Inc., Lexington, Kentucky; and R&R Uniforms Inc., Nashville, Tennessee. No single customer accounted for more than 10% of sales in 1996.

         The Company has sales and marketing staff located in Nelsonville, Ohio. Approximately 28 persons were employed in the sales and marketing functions at December 31, 1996. In addition, the Company maintains a network of 55 independent sales representatives, operating in 14 geographic territories, who sell the Company's products nationwide and in Canada. The Company's independent sales representatives do not sell competing product lines but may sell complementary categories of products or product lines, such as outdoor apparel. The Company's independent sales representatives are paid on a commission basis and are responsible for sales, service, and follow-up. Orders are filled from the Company's warehouse on a daily basis and shipped via commercial carrier directly to the retailing customer. Senior management is actively involved in the marketing effort to major accounts.

         The Company's sales terms generally specify F.O.B. Nelsonville, Ohio, and payment net 30 days east of Colorado and net 45 days for Colorado and points west. The Company also offers extended payment terms to its customers on the sale of insulated boots. This program gives the Company an early indication of the demand for its product and also evens out the shipping schedule. Rocky assesses a finance charge of 1.5% per month for past due accounts. Additional product is not shipped to customers with past due accounts. Customers are required to make a minimum opening order of $3,000. The Company's returned goods policy specifies that no product may be returned without prior permission. Returned goods stickers are furnished for approved returns. When approved, adjustments on worn shoes are based on the amount of wear shown. The Company reserves the right to refuse any unauthorized returns.

          The Company has developed marketing and advertising programs to gain national exposure in its targeted markets for its branded products. By creating strong brand awareness for the Company's products, the Company seeks to increase the general level of retail prices for its products, expand its customer base, and increase repeat business from customers across ROCKY(R) product lines. In connection with its focus on brand name recognition, the Company's marketing personnel have developed a product kit, product catalog, and dealer support system which includes national print advertising, point-of-sale displays, co-op advertising programs, and an award winning national telemarketing operation.

          The Company's national telemarketing operation is a "store-locator" system. As part of the telemarketing operation, the Company places advertisements containing a toll-free telephone number in various national and international publications. A potential customer calls into the telemarketing center where trained telemarketing representatives, who are familiar with all styles of ROCKY(R) footwear, respond to questions, and refer the caller to one to three retailers in or near the caller's area according to ZIP code. The telemarketing representative records the name, address, and telephone number of the caller and a letter is sent to the potential customer thanking him or her for the inquiry, again identifying the nearby retailers, and inviting the caller to visit the stores to try on a pair of ROCKY(R) shoes or boots. An additional letter is sent to each of the retailers who were recommended to the caller, providing the retailers with the name, address, and telephone number of the caller and requesting that their staff contact the potential customer and personally invite them to the store to shop for ROCKY(R) footwear. A ROCKY(R) postcard is provided for the retailer's convenience. A similar process is used with reader service cards placed in various publications which advertise the Company's products.

ADVERTISING AND PROMOTIONS

         The Company advertises and promotes the ROCKY(R) brand through a variety of methods, including product packaging, national print advertising, point-of-sale displays, and trade shows, which are an important source of new orders. The Company has expanded the number of trade shows it attends in response to increasing demand and favorable results received from attending such shows. The Company's sales and marketing personnel are responsible for conceiving, developing, and implementing all aspects of ROCKY(R) advertising and promotion. The Company's marketing and advertising programs target specific consumer markets to increase brand awareness through colorful catalogs, fliers, and magazine advertisements. The rugged outdoor footwear market includes hunters, fishermen, hikers, walkers, and other sportsmen. The Company's occupational footwear is marketed to the non-military uniformed occupations, such as postal workers, police, FBI agents, border patrol, customs inspectors, prison guards, overnight carrier employees, and hotel/restaurant employees. In Fiscal 1996, Transitional Fiscal 1995, Fiscal 1995, and Fiscal 1994, the Company's advertising expense was approximately $1,399,000, $1,890,000, $1,737,000, and $965,000, respectively. The Company anticipates its advertising expense will increase to approximately $2,000,000 to $2,500,000 for 1997.

          The Company places full page advertisements in a number of magazines and other publications having national and international circulations, including Sports Afield, Field & Stream, North American Hunter, Outdoor Life, North American Fisherman, Police and Security News, Rescue, and Law and Order. During Fiscal 1996, the Company significantly reduced its advertising expense. The Company anticipates that its advertising expense in 1997 will normalize to levels indicative of prior years. The Company places a high emphasis on its waterproof footwear and advertises accordingly. Advertising materials also emphasize that the Company's shoes and boots are innovative, lightweight, comfortable, functional, and durable. Many of the Company's advertisements also indicate that ROCKY(R) footwear is "Made in the U.S.A.," where appropriate.

SEASONALITY

         The Company has historically experienced significant seasonal fluctuations in the sale of its rugged outdoor footwear. A majority of the orders for rugged outdoor footwear are placed in January through April for delivery in July through October. In order to meet demand, the Company must manufacture its rugged outdoor footwear year round to be in a position to ship advance orders during the last two quarters of each calendar year. Accordingly, inventory levels have been highest during the first two quarters of each calendar year and sales have been highest in the last two quarters of each calendar year. Because of seasonal fluctuations, there can be no assurance that the results for any particular quarter will be indicative of results for the full year or for future quarters.

         Footwear retailers in general are placing orders closer to the season. This increases the Company's business risk because it must produce and carry inventories for relatively longer periods. In addition, the later placement of orders may change the historical pattern of orders and sales. There can be no assurance that the results for any particular quarter or year will be indicative of results for the full year or for any future quarter or year.

         Many of the Company's products, particularly its rugged outdoor footwear line, are used by consumers in cold or wet weather. Mild or dry weather can have a material adverse effect on sales of the Company's products, particularly if mild or dry weather conditions occur in broad geographical areas during late Fall or early Winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future quarter or year. Due to extremely cold winters in 1995 and in 1996 and 1996 and 1997, the Company believes that a significant portion of its customers' inventory have sold through at retail.

BACKLOG

         At December 31, 1996, December 31, 1995, June 30, 1995, and June 30, 1994, the Company had unfilled orders from its customers in the amount of approximately $3.3 million, $1.8 million, $20.9 million, and $23.7 million, respectively. Substantially all of the orders at December 31, 1996, are expected to be filled before March 1997. Because a majority of the Company's orders are placed in January through April for delivery in July through October, the Company's backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on the Company's backlog and, therefore, the Company's backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by customers prior to shipment without penalty.

PATENTS, TRADEMARKS AND TRADE NAMES

         The Company owns United States Patent Nos. Des. 367,165, Des. 367,354, Des. 368,797, Des. 368,361, Des. 369,018, and Des. 369,019 for shoe uppers. The
Company has ten other design patent applications for shoe uppers that have been allowed, but for which patents have not yet been issued. The Company has six additional design patent applications pending for shoe soles and a shoe uppers.

         The Company is not aware of any infringement of its patents or that it is infringing any patents owned by third parties.

         The Company owns United States federal registrations for its marks ROCKY(R), ROCKY BOOTS(R) (which claims a ram's head design as part of the mark), CORNSTALKERS(R), COME WALK WITH U.S. and Design(R), ROCKY 911 SERIES and Design(R), SNOW/STALKER(R), 4 WAY STOP and Design(R), BEAR CLAW(R), and STALKERS(R). An additional mark variation for ROCKY BOOTS and Design(TM) (which claims a ram's head design as part of the mark) is the subject of a pending federal application for registration. In addition, the Company uses and has common law rights in the marks ROCKY(R) MOUNTAIN STALKERS(TM), ROCKY(R) BEAR CLAW(TM) SERIES, and other ROCKY(R) marks. During 1994, the Company began to increase distribution of its goods in several other countries, including countries in Western Europe and other similarly developed countries. The Company has applied for trademark registration of its ROCKY(R) mark in a number of countries.

         The Company also uses in its advertising and in other documents trademarks owned by corporations other than the Company. GORE-TEX(R) is a registered trademark of W.L. Gore & Associates, Inc.; CORDURA(R) is a registered trademark of E.I. Du Pont de Nemours and Company; THINSULATE(R) is a registered trademark of Minnesota Mining and Manufacturing Company; VIBRAM(R) is a registered trademark of Vibram S.P.A.; AIR-O-MAGIC(R) is a registered trademark of WBS Co.; and CAMBRELLE(R) is a trademark of Koppers Industries, Inc.

         The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other corporations.

COMPETITION

         The Company operates in a very competitive environment and many of its competitors have greater financial, distribution, and marketing resources than the Company. The Company has at least five major competitors in the rugged outdoor footwear market and three major competitors in the occupational footwear market. In the handsewn casual market there are numerous competitors. All of these competitors have strong brand name recognition in the markets that they serve.

         Product function, design, comfort, and quality, continued technological improvements, brand awareness, timeliness of product delivery, and product pricing are all important elements of competition in the markets for the Company's footwear. The Company believes that, based on these factors, it maintains a strong competitive position in its outdoor footwear and occupational footwear market niches.

         The footwear industry is subject to rapid changes in consumer preferences. Although demand for the Company's rugged outdoor and occupational footwear is relatively less sensitive to changing fashion trends, as these product lines are primarily classic styles which emphasize functionality and performance, consumer preferences and fashion trends are becoming relatively more important even in these lines. The Company's handsewn casual product line and certain styles within its rugged outdoor and occupational product lines are relatively more susceptible to fashion trends, and therefore, the success of these products and styles are more dependent on the Company's ability to anticipate and respond to changing fashion trends and consumer demands within its niche market in a timely manner. The Company's inability or failure to do so could adversely affect consumer acceptance of these product lines and styles.

EMPLOYEES

         At December 31, 1996, the Company had approximately 1,530 full-time employees and 13 part-time employees. In the United States, the Company employed at December 31, 1996 approximately 368 full-time and 13 part-time employees, including 158 in production, 48 in warehousing and distribution, 28 in sales and marketing, and the balance in support, managerial, and administrative positions. In addition, at December 31, 1996, the Company had approximately 1,162 full-time employees in the Dominican Republic and Puerto Rico, including 1,004 in production and the balance in managerial and administrative positions. The production employees at the Ohio facility are represented by the Amalgamated Clothing and Textile Workers Union. The current collective bargaining agreement between the Company and the union was reached in May 1996 and will expire in May 1998. The Company believes the agreement is consistent with other contracts in the footwear industry.

         Management considers its relations with all of its employees, both union and non-union, to be good.

BUSINESS RISKS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Footwear Retailing. Although the footwear industry is subject to rapid changes in consumer preference, the Company believes that demand for its rugged outdoor and occupational shoes and boots is relatively insensitive to changing fashion trends, as these products are more classic styles which emphasize functionality and performance. The Company's handsewn casual product line is more susceptible to fashion trends. The future success of this product line will depend more upon the Company's ability to anticipate and respond to changing fashion trends and consumer demands in a timely manner. The Company's failure to do so could adversely affect consumer acceptance of its handsewn casual product line. In addition, sales of the Company's outdoor rugged and handsewn casual footwear and, to a lesser extent, occupational footwear, are likely to be negatively affected by weak consumer spending as a result of adverse trends or uncertainties regarding the general economy. See "BUSINESS -- Seasonality."

         Seasonality. The Company has historically experienced significant seasonal fluctuations in the sale of its rugged outdoor footwear. A majority of the orders for rugged outdoor footwear are placed in January through April for delivery in July through October. In order to meet demand, the Company must manufacture its rugged outdoor footwear year-round to be in a position to ship advance orders during the quarters beginning in July and October of each year. Accordingly, inventory levels have been highest during the quarter beginning in April of each year and sales have been highest in the quarters beginning in July and October of each year. Although the Company believes that sales of its rugged outdoor footwear will continue to reflect this pattern, there is no assurance that the results for any particular quarter will be indicative of results for the full year or for future seasons. See "BUSINESS -- Seasonality."

         Impact of Weather. Many of the Company's products, particularly its rugged outdoor footwear line, are used by consumers in cold or wet weather. Mild or dry weather can have a material adverse effect on sales of the Company's products, particularly if mild or dry weather conditions occur in broad geographical areas during late Fall or early Winter. Also due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future quarter or year. See "BUSINESS -- Seasonality."

         Competition. The Company operates in a competitive environment within its targeted markets. The Company's diverse product line could make it vulnerable to competitors who focus their resources on specific niches or products.

In addition, many of the Company's competitors have greater financial, distribution, and marketing resources than the Company. The Company's future success will depend to a significant degree upon its ability to remain competitive in the areas of quality, timely delivery of product, and price. See "BUSINESS -- Competition."

         Reliance on Suppliers. The Company has been a customer of W. L. Gore & Associates, Inc. ("Gore") since 1980 and was the first footwear manufacturer licensed by Gore to manufacture, promote, sell, and distribute footwear worldwide using GORE-TEX(R) waterproof fabric. The Company is currently one of the largest customers of GORE-TEX(R) waterproof fabric for footwear. The licensing agreement with Gore prohibits the Company from manufacturing any products containing any taped waterproof, breathable products other than GORE-TEX(R) products during the term of the agreement and for a period of three years from its termination. Although other waterproofing techniques or materials are available, the Company places a high value on its GORE-TEX(R) license because the GORE-TEX(R) trade name has a high brand name recognition and the GORE-TEX(R) waterproof fabric used in the manufacture of ROCKY(R) footwear has a reputation for quality and proven performance. The Company's licensing agreement with Gore may be terminated by either party upon 90 days written notice; however, the Company has no reason to believe that its supply of GORE-TEX(R) waterproof fabric will be interrupted in the future. See "BUSINESS -- Suppliers."

         Changing Consumer Buying Patterns. Historically, the Company has chosen not to sell products to discount mass merchandisers and large discount store chains. A continued shift in the marketplace from the traditional independent retailers to these large discount retailers has increased the pressure on manufacturers such as the Company to sell to the large discount retailers and at less than historic margins. This merchandising trend has existed for a number of years and a number of marginal retail customers of the Company have ceased doing business as a result. Although progressive independent retailers have attempted to combat the buying power of mass merchandisers by joining buying groups, stressing personal service, and stocking more products that address specific local needs, a continued shift to mass merchandisers could have a material adverse effect on the Company and could cause the Company to reevaluate its strategies.

         Reliance on Key Personnel. The Company believes that the development of its business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman, President, and Chief Executive Officer of the Company. The loss of the services of Mr. Brooks could have a material adverse effect upon the Company's business and development.

         Offshore Manufacturing. Most of the Company's rugged outdoor and handsewn casual footwear uppers are produced in the Dominican Republic. The Company's business is, therefore, subject to some of the risks generally associated with doing business offshore, such as: the imposition of additional United States legislation and regulations relating to imports, including quotas, duties, taxes, or other charges or restrictions; foreign governmental regulation and taxation; fluctuations in foreign exchange rates; changes in economic conditions in the Dominican Republic; and changes in relationships between the United States and the Dominican Republic. If any such factors were to render the conduct of business in the Dominican Republic undesirable or impracticable, such a development could have a material adverse effect on the Company's business, financial condition, and results of operations. Although the Company acknowledges the risks generally associated with doing business offshore, the Company believes that the location of its manufacturing facilities in Ohio, Puerto Rico, and the Dominican Republic gives the Company less exposure to potential United States import restrictions and duties than if it were to import its products from the Far East, South America or Europe. See "Business -- Manufacturing."

         Tax Benefits. The Company's tax rate typically has been substantially below the United States federal statutory rates in past years. Prior to Fiscal 1996, the Company paid no foreign income tax on the income generated by its subsidiary in the Dominican Republic. Beginning in the fourth quarter of Fiscal 1996, the Company elected to repatriate a portion of the income generated by its subsidiary in the Dominican Republic. The Company has elected not to repatriate the accumulated earnings prior to fourth quarter of Fiscal 1996 for the Dominican Republic subsidiary. Accumulated earnings are afforded favorable income tax treatment under the Internal Revenue Code for income generated by the Company's subsidiary in Puerto Rico, and the Company receives local tax abatements for its subsidiary in Puerto Rico. The Company has elected not to repatriate the earnings its subsidiary in Puerto Rico and thus has not recorded any additional U.S. income taxes that would otherwise be assessed. However, beginning in Fiscal 1994, the Company has provided for the 10% tollgate tax on the annual earnings of its subsidiary in Puerto Rico in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

         The Company's future tax rate will vary depending on many factors, including the level of relative earnings and tax rates in each jurisdiction in which it operates and the repatriation of any foreign income to the United States. The Company anticipates that it will continue to earn income in Puerto Rico and, therefore, expects a lower effective tax rate than the United States federal statutory rate of 34%, so long as the present tax laws remain in effect. The Company cannot anticipate future changes in such laws.

         Stock Ownership by Management and Principal Shareholders; Anti-Takeover Measures. The directors and executive officers of the Company beneficially own approximately 29.4% of the outstanding Common Stock, assuming the conversion of all Series A Preferred Stock into 45,000 shares of Common Stock. These shareholders are able to exert significant influence over the election of the members of the Board of Directors of the Company and the affairs of the Company. The Company has also adopted certain anti-takeover measures which, individually or collectively, could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company even if such events might be deemed by certain shareholders to be beneficial to the interest of the shareholders.

         Volatility of Stock Price. The market price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of the Common Stock.

         Limited Protection of Proprietary Technology; Risk of Third Party Infringement Claims. The Company regards certain of its shoe and boot designs as proprietary and relies on patents to protect those designs. While the Company believes that the ownership of the patents is a significant factor in its business, its success does not depend only on the ownership of the patents or future patents, but also on the innovative skills, technical competence, quality of service and marketing abilities of its personnel. The Company believes its patents provide a measure of security against competition, and the Company intends to enforce its patents against infringement by third parties. If the Company's patents are found to be invalid, to the extent they have served, or would in the future serve, as a barrier to entry in this marketplace, there may be increased competition in the market.

         Existing intellectual property laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's shoe and boot designs or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop shoe and boot designs that are substantially equivalent or superior to those of the Company.

         The Company owns United States federal registrations for a number of its marks and designs. Additional marks and designs are the subject of pending federal applications for registration. The Company also uses and has common law rights in certain marks. During 1994, the Company began to increase distribution of its goods in several other countries, including countries in Western Europe and other similarly developed countries. Accordingly, the Company has applied for trademark registrations in a number of these countries.

         The Company believes its trademark and trade name protection provides it with a measure of security against competition, and with name recognition and customer goodwill. The Company intends to enforce its trademarks and trade names against unauthorized use by third parties. However, existing trademark and trade name laws afford only limited protection, and it may be possible for unauthorized third parties, especially in foreign countries, to use the Company's trademarks or trade names and realize monetary gain at the Company's expense. Although such unauthorized use may be illegal, the Company may be forced to expend substantial resources to enforce its rights and nonetheless be divested of a portion of its goodwill as a result of such unauthorized use.

ITEM 2. PROPERTIES.

          The Company owns a 25,000 square foot building in Nelsonville, Ohio, subject to a mortgage. Opened in September 1994, the first floor of the new building is a 12,500 square foot factory outlet store. The second floor, also 12,500 square feet, houses the Company's executive offices. This building is located adjacent to the Company's Nelsonville factory.

          The Company leases a 5,000 square foot building, formerly its headquarters, in Nelsonville, Ohio, to a third party under a two year lease. This building is owned by the Company subject to a mortgage. Subsequent to December 31, 1996, the Company re-occupied this facility.

         The Company leases its 41,000 square foot manufacturing facility in Nelsonville, Ohio, from the William Brooks Real Estate Company, an entity owned by certain members of the Brooks family, including Mike Brooks and Barbara Brooks Fuller, who are also executive officers and directors of the Company. The 10-year lease expires in 1997 and is renewable for two additional five-year terms.

         The Company also owns a warehouse in Nelsonville, Ohio, subject to a mortgage, which was recently expanded to 98,000 square feet. This warehouse receives and stores raw materials for all of the Company's manufacturing facilities and stores and distributes finished goods to customers throughout the United States and Canada.

         Lifestyle leases a 20,500 square foot manufacturing facility and a 22,700 square foot manufacturing facility/warehouse in Puerto Rico from the Puerto Rico Industrial Development Company under net noncancellable operating leases, one of which expires in 1998 and the other expires in 2002. These leases will automatically renew for additional 10-year periods unless otherwise terminated.

         Five Star's manufacturing facility, consisting of three connected buildings, is located in a tax-free trade zone in the Dominican Republic. Five Star leases this 82,600 square foot facility from the Dominican Republic Corporation for Industrial Development under a Consolidation of Lease Contract, dated as of December 13, 1993. The term of the Consolidation of Lease Contract expires on February 1, 2003.

         Additionally, under a two year lease entered in January 1997, the Company leases 18,000 square feet of warehouse space in Logan, Ohio.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is, from time to time, a party to litigation which arises in the normal course of its business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of such proceedings in the aggregate will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "RCKY" since February 3, 1993. The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock of the Company as reported by the Nasdaq National Market:

QUARTER ENDED                                                  LOW           HIGH
Fiscal 1995:

         September 30, 1994                                   $9.25         $11.50
         December 31, 1994                                    $8.50         $10.50
         March 31, 1995                                       $8.25         $10.50
         June 30, 1995                                        $8.00         $10.00

Transitional Fiscal 1995:

         September 30, 1995                                   $5.25         $6.675
         December 31, 1995                                    $5.75          $6.75

Fiscal 1996:

         March 31, 1996                                       $5.00          $6.75
         June 30, 1996                                        $5.25          $8.50
         September 30, 1996                                   $6.75          $8.25
         December 31, 1996                                    $6.75         $10.00

         The number of record holders of Common Stock of the Company as of February 28, 1997 was 232. The closing sales price of the common stock on February 28, 1997 was $14.00.

         It is the current intention of the Board of Directors of the Company not to pay cash dividends, but rather to use the Company's cash resources for the expansion of its business. Although the Company paid cash dividends prior to becoming a public company in Fiscal 1993, future dividend policy will depend upon the earnings and financial condition of the Company and the Company's need for funds and other factors. See also Note 4 of Notes to Consolidated Financial Statements concerning restrictions on maintaining a certain level of tangible net worth, as defined, under the terms of the Company's credit arrangement.

MARKET MAKERS

The following broker-dealer firms are market makers in the Company's Common
Stock:

         Barber & Bronson, Inc.                             J. C. Bradford & Co.
         Herzog, Heine, Geduld, Inc.                        Mayer & Schweitzer, Inc.
         McDonald & Company Securities, Inc.                Nash, Weiss & Co.
         The Ohio Company                                   Troster Singer Corp.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA
                   (in thousands, except for per share data)

                                                       TWELVE
                                                        MONTHS        SIX                YEAR ENDED JUNE 30,
                                          YEAR          ENDED        MONTHS
                                         ENDED         12/31/95      ENDED
                                         -----         --------      -----
                                        12/31/96     (UNAUDITED)    12/31/95     1995      1994       1993      1992
                                       --------     -----------    --------      ----      ----       ----      ----
INCOME STATEMENT DATA

Net sales............................     $73,148      $60,384      $36,124    $60,227   $52,895     $41,205    $32,504
Income (loss) before extraordinary
   loss and cumulative effect of change
   in accounting principle...........                                 (490)      1,433     1,820       1,767      1,623
Extraordinary loss, net of income
   taxes.............................                                                                  (148)
Cumulative effect of change in
   accounting principle..............                                                                    134
Net income (loss)....................      $2,806       $(537)       $(490)     $1,433    $1,820      $1,753     $1,623

BALANCE SHEET DATA

Total assets.........................     $58,090      $49,081      $49,081    $59,458   $51,943     $38,528    $25,559
Total long-term debt.................      19,520       16,554       16,554     15,503    17,357       5,251      2,109
Shareholders' equity.................      26,375       23,569       23,569     24,059    22,627      21,594      6,047

PER SHARE

Income (loss) before extraordinary
   loss and cumulative effect of change
   in accounting principle...........       $0.74      $(0.15)      $(0.13)      $0.38     $0.47       $0.61      $0.72
Extraordinary loss, net of income
   taxes.............................                                                                  (0.05)
Cumulative effect of change in
   accounting principle..............                                                                   0.04
Net income (loss)....................       $0.74      $(0.15)      $(0.13)      $0.38     $0.47       $0.60      $0.72

Weighted average number of
   common shares and equivalents
   outstanding.......................       3,777        3,666        3,666      3,741     3,842       2,900      2,250


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" in the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements as of December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995 (unaudited), the six months ended December 31, 1995, and the years ended June 30, 1995 and 1994, together with the independent auditors' report thereon appear in the Company's Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - EXECUTIVE OFFICERS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 20, 1997, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is included under the captions "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS - MEETINGS, COMMITTEES, AND COMPENSATION OF THE BOARD OF DIRECTORS," "- EXECUTIVE COMPENSATION," and "- COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is included under the caption "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS - OWNERSHIP OF COMMON STOCK BY MANAGEMENT" and "- OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS," in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included under the caption "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS - COMPENSATION

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         (1) The following Financial Statements are included in the Company's Annual Report to Shareholders and are incorporated herein by reference.

                  Consolidated Balance Sheets as of December 31, 1996 and
                           December 31, 1995

                  Consolidated Statements of Operations for the fiscal year
                           ended December 31, 1996, the twelve months ended December 31, 1995 (unaudited), the six months ended December 31, 1995 and the fiscal years ended June 30, 1995 and June 30, 1994

                  Consolidated Statements of Shareholders' Equity for the
                           fiscal year ended December 31, 1996, the six months ended December 31, 1995 and the fiscal years ended June 30, 1995 and June 30, 1994

                  Consolidated Statements of Cash Flows for the fiscal year
                           ended December 31, 1996, the twelve months ended December 31, 1995 (unaudited), the six months ended December 31, 1995 and the fiscal years ended June 30, 1995, and June 30, 1994

                  Notes to Consolidated Financial Statements for the fiscal
                           year ended December 31, 1996, the six months ended December 31, 1995 and the fiscal years June 30, 1995, and June 30, 1994

                  Independent Auditors' Report

         (2) The following financial statement schedule for the fiscal year ended December 31, 1996, the six months ended December 31, 1995 and the fiscal years ended June 30, 1995, and June 30, 1994 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

                  Schedule II -- Consolidated Valuation and Qualifying Accounts

                  Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

         (3)      Exhibits:

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
3(i)             Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Registration
                 No. 33-56118) and incorporated herein by reference).

3(ii)            Amended and Restated Code of Regulations of the Registrant
                 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 33-56118) and incorporated herein by reference).

4.1              Form of Stock Certificate for the Registrant (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1
                 (Registration No. 33-56118) and incorporated herein by reference).

4.2              Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and
                 Thirteenth of the Registrant's Amended and Restated Articles of Incorporation
                 (see Exhibit 3(i)).

4.3              Articles I and II of the Registrant's Code of Regulations (see Exhibit 3(ii)).

10.1             Form of Employment Agreement, dated July 1, 1995, for executive officers
                 (previously filed, with same exhibit number, as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and
                 incorporated herein by reference).                                                          o

10.2             Information concerning Employment Agreements substantially similar to
                 Exhibit 10.1 (previously filed, with same exhibit number, as an exhibit to the
                 Company's Annual Report on Form 10-K for the fiscal year ended June 30,
                 1995, and incorporated herein by reference).                                                o

10.3             Deferred Compensation Agreement, dated May 1, 1984, between Rocky
                 Shoes & Boots Co. and Mike Brooks (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration
                 No. 33-56118) and incorporated herein by reference).                                        o

10.4             Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3 (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration No.
                 33-56118) and incorporated herein by reference).                                            o

10.5             Form of Company's amended 1992 Stock Option Plan (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1995, and incorporated herein by
                 reference).                                                                                 o

10.6             Form of Stock Option Agreement (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration
                 No. 33-56118) and incorporated herein by reference).                                        o

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.7             Revolving Credit Loan Agreement, dated January 28, 1997, among Rocky
                 Shoes & Boots, Inc., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., Bank
                 One Columbus, N.A., The Huntington National Bank, and Bank One,
                 Columbus, N.A., as Agent.                                                                  __

10.8             Buy-Sell Agreement, dated December 21, 1992, among the Registrant, Mike
                 Brooks, Charles Stuart Brooks, Jay W. Brooks, Barbara Brooks Fuller, and
                 Patricia H. Robey (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration No.
                 33-56118) and incorporated herein by reference).                                            o

10.9 Master Agreement, dated as of February 1, 1996, by and between Bank One, Columbus, N.A., and Rocky Shoes & Boots Co.
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1995 and incorporated herein by reference).

10.10            Indemnification Agreement, dated December 21, 1992, between the Registrant and Mike Brooks (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration No.
                 33-56118) and incorporated herein by reference).                                            o

10.11            Information concerning Indemnification Agreements substantially similar to
                 Exhibit 10.10 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June
                 30, 1993, and incorporated herein by reference).                                            o

10.12            Trademark License Agreement and Manufacturing Certification Agreement,
                 each dated May 14, 1994, between Rocky Shoes & Boots Co. and W. L. Gore
                 & Associates, Inc. (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.13            Decree of Tax Exemption from the Government of the Commonwealth of
                 Puerto Rico (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-56118) and
                 incorporated herein by reference).

10.13A           English Translation of Addendum to Exhibit 10. 13 (previously filed, with the same exhibit number, as an exhibit to Amendment No. 1 to the Registration
                 Statement on Form S-1 (Registration No. 33-56118) and incorporated herein by reference).

10.14            Lease Agreement, dated March 1, 1987, as amended, between Rocky Shoes &
                 Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (previously filed, with the same exhibit number, as an exhibit to the
                 Registration Statement on Form S-1 (Registration No. 33-56118) and
                 incorporated herein by reference).

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.15            Lease Contract, dated August 31, 1988, between Lifestyle Footwear, Inc. and
                 The Puerto Rico Industrial Development Company regarding
                 factory location 1 (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1
                 (Registration No. 33-56118) and incorporated herein by reference).

10.16            Lease Contract, undated, between Lifestyle Footwear, Inc. and The Puerto
                 Rico Industrial Development company regarding factory location 2
                 (previously filed, with the same exhibit number, as an exhibit to the
                 Registration Statement on Form S-1 (Registration No. 33-56118) and
                 incorporated herein by reference).

10.16A           English translation of Exhibit 10.16 (previously filed, with the same exhibit number, as an exhibit to Amendment No. 1 to the Registration Statement on
                 Form S-1 (Registration No. 33-56118) and incorporated herein by reference).

10.17            Lease Agreement, dated December 13, 1993, between Five Star
                 Enterprises Ltd. and the Dominican Republic Corporation for
                 Industrial Development regarding buildings and annexes of a combined manufacturing surface of 75,526 square feet, located in the Industrial Free Zone of La Vega (previously filed, as exhibit number 10.2, as an exhibit to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.17A English translation of Exhibit 10.17 (previously filed, as exhibit number 10.2A, as an exhibit to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.18            Continuing Security Agreement, dated January 28, 1997, among Rocky Shoes
                 & Boots, Inc., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and Bank
                 One, Columbus, N.A., as Agent.                                                            ____

10.19 Loan Purchase, Assignment and Master Amendment Agreement, dated as of February 1, 1996, among Bank One Columbus, N.A., NBD
                 Bank, NBD Bank, as Agent, Rocky Shoes & Boots, Inc., Rocky
                 Shoes & Boots, Co., Five Star Enterprises Ltd., and Lifestyle
                 Footwear, Inc. (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1995 and incorporated herein by reference).

10.20            Installment Business Loan Note, dated August 19, 1993, among
                 Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.21            Second Amendment to Business Loan Note, dated January 28, 1997, among
                 Rocky Shoes & Boots, Inc., Five Star Enterprises Ltd., and Lifestyle
                 Footwear, Inc.                                                                            ____

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.22            Term Lease Master Agreement, dated April 27, 1993, between
                 Rocky Shoes & Boots, Inc. and IBM Credit Corporation
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference).

10.23            Fourth Amendment to Promissory Note, dated January 28, 1997, among
                 Rocky Shoes & Boots, Inc., Five Star Enterprises Ltd., and Lifestyle
                 Footwear, Inc.                                                                            ____

10.24            Acceptance Credit Agreement, dated May 4, 1993, among Rocky Shoes &
                 Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises
                 Ltd., Lifestyle Footwear, Inc., and NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 30,
                 1994, and incorporated herein by reference).

10.25            Adjustable Rate Note, dated May 23, 1988, between Nelsonville Home and
                 Savings Association and Rocky Shoes & Boots Co. (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1
                 (Registration No. 33-56118) and incorporated herein by reference).

10.26            First Amendment to Acceptance Credit Agreement, dated October
                 20, 1993, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots
                 Co., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and
                 NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.27            Form of Company's 1995 Stock Option Plan (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K
                 for the fiscal year ended June 30, 1995, and incorporated herein by reference).            o

10.28            Form of Stock Option Agreement under the 1995 Stock Option Plan
                 (previously filed, with same exhibit number, as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and
                 incorporated herein by reference).                                                         o

10.29            Open-End Mortgage, Security Agreement and Assignment of Rents and
                 Leases, dated March 30, 1995, between Rocky Shoes & Boots Co. and NBD
                 Bank, as Agent (previously filed as Exhibit No. 10.3 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

10.30            Installment Business Loan Note, dated May 11, 1994, among Rocky
                 Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.31            Construction and Term Loan Agreement, dated October 27, 1993, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five
                 Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.32            Promissory Note, dated October 27, 1993, among Rocky Shoes &
                 Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises
                 Ltd., Lifestyle Footwear, Inc., and NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.33 Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, dated October 27, 1993, among Rocky Shoes & Boots,
                 Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd.,
                 Lifestyle Footwear, Inc., and NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.34            First Amendment to Construction and Term Loan Agreement, dated
                 January 28, 1994, among Rocky Shoes & Boots, Inc., Rocky Shoes
                 & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear,
                 Inc., and NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.35 First Amendment to Promissory Note, dated January 28, 1994, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five
                 Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.36            First Amendment to Open-End Mortgage, Security Agreement and
                 Assignment of Rents and Leases, dated January 28, 1994, among
                 Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.37            Promissory Note, dated December 20, 1993, between Rocky Shoes &
                 Boots, Inc. and Charles Stuart Brooks (previously filed, with the same exhibit number, as an exhibit to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.38            Letter Agreement between the Registrant and the Kravetz Group, dated
                 August 3, 1994 (previously filed as Exhibit No. 10.6 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.39            Amendment to Buy-Sell Agreement, dated  as of March 30, 1995, among the
                 Registrant, Mike  Brooks, Barbara Brooks Fuller, Patricia H. Robey, Jay W.
                 Brooks and Charles Stuart Brooks (previously filed as Exhibit No. 10.7 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1995, and incorporated herein by reference).

10.41            Amended and Restated Master Business Loan Note, dated March 30,
                 1995, among the Registrant, Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., Lifestyle Footwear, Inc. (previously filed as
                 Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

10.42            Third Amendment to Construction and Term Loan Agreement, dated as of
                 March 30, 1995, among the Registrant, Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., and Lifestyle Footwear, Inc. (previously filed as Exhibit No.
                 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 March 31, 1995, and incorporated herein by reference).

10.43            Loan Agreement, dated as of October 7, 1994, between the
                 Director of Development of the State of Ohio and Rocky Shoes &
                 Boots Co. (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

10.44            Promissory Note, dated October 7, 1994, by Rocky Shoes & Boots
                 Co. (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

10.45            Security Agreement, dated as of October 7, 1994, between the
                 Director of Development of the State of Ohio and Rocky Shoes &
                 Boots Co. (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

10.46 Form of Employment Agreement, dated September 7, 1995, for executive officers (previously filed, as exhibit number 10.5, as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.47            Information covering Employment Agreements substantially similar to
                 Exhibit 10.46 (previously filed, as exhibit number 10.5, as an exhibit tot he
                 Company's Quarterly Report on Form 10-Q for the quarter ended September
                 30, 1995, and incorporated herein by reference.)

13               Portions of the Company's Annual Report to Shareholders for the fiscal year
                 ended December 31, 1996.                                                                  ___

21.1             Subsidiaries of the Registrant.                                                           ___

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
23.1             Consent of Deloitte & Touche LLP.                                                         ___

24.1             Powers of Attorney.                                                                       ___

27.1             Financial Data Schedule.                                                                  ___

 o   Management contract or compensatory plan.

         The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

(B)      REPORTS ON FORM 8-K

         None.

(C)      EXHIBITS

         The exhibits to this report begin on page _____.

(D)      FINANCIAL STATEMENT SCHEDULES

         The financial statement schedule and the independent auditors' report thereon are included on the following pages.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Rocky Shoes & Boots, Inc.

We have audited the consolidated financial statements of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 1996 and 1995 and for the year ended December 31, 1996, the six months ended December 31, 1995, and the year ended June 30, 1995 and 1994, and have issued our report thereon dated March 11, 1997; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Rocky Shoes & Boots, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
--------------------------
March 11, 1997
Columbus, Ohio

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES                                                    SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEAR DECEMBER 31, 1996, THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
FOR THE FISCAL YEARS ENDED JUNE 30, 1995 AND 1994
-------------------------------------------------------------------------------


          COLUMN A                        COLUMN B           COLUMN C            COLUMN D     COLUMN E
                                                        Additions Charged To
                                                       ---------------------
                                         Balance at                                            Balance
                                         Beginning     Costs and     Other                     at End
        DESCRIPTION                      of Period      Expenses    Accounts    Deductions    of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Year ended December 31, 1996           $156,000      $384,813                 $(249,813)    $291,000
                                         ========      ========                 =========     ========
  Six months ended December 31, 1995     $285,000      $119,940                 $(248,940)    $156,000
                                         ========      ========                 =========     ========
  Fiscal year ended June 30, 1995        $180,000      $189,385                 $ (84,385)    $285,000
                                         ========      ========                 =========     ========
  Fiscal year ended June 30, 1994        $100,000      $113,731                 $ (33,731)    $180,000
                                         ========      ========                 =========     ========
RESERVE FOR OBSOLETE INVENTORY -
  Year ended December 31, 1996           $      0      $642,000                 $       0     $642,000
                                         ========      ========                 =========     ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ROCKY SHOES & BOOTS, INC.

Date: March 28, 1997                       By: /s/ MIKE BROOKS
                                               ---------------------------------
                                               Mike Brooks, Chairman, President,
                                               and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

                   Signature                                      Title                               Date
/s/ Mike Brooks
-----------------------------------------       Chairman, President and Chief                    March 28, 1997
Mike Brooks                                     Executive Officer (Principal
                                                Executive Officer)

* David S. Fraedrich
-----------------------------------------       Executive Vice President, Treasurer,             March 28, 1997
David S. Fraedrich                              Chief Financial Officer and Director
                                                (Principal Financial and Accounting
                                                Officer)

* Curtis A. Loveland
-----------------------------------------       Secretary and Director                           March 28, 1997
Curtis A.  Loveland

* Leonard L. Brown
-----------------------------------------       Director                                         March 28, 1997
Leonard L. Brown

* Barbara Brooks Fuller
-----------------------------------------       Director                                         March 28, 1997
Barbara Brooks Fuller

* Stanley I. Kravetz
-----------------------------------------       Director                                         March 28, 1997
Stanley I. Kravetz

* James L. Stewart
-----------------------------------------       Director                                         March 28, 1997
James L. Stewart

* Robert D. Stix
-----------------------------------------       Director                                         March 28, 1997
Robert D. Stix

*By: /s/ MIKE BROOKS
    -------------------------------------
    Mike Brooks, Attorney-in-Fact

                           ROCKY SHOES & BOOTS, INC.



                            ------------------------

                                 EXHIBIT INDEX

                                       TO

                                 ANNUAL REPORT
                                  ON FORM 10-K

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                          ---------------------------

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
3(i)             Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Registration
                 No. 33-56118) and incorporated herein by reference).

3(ii)            Amended and Restated Code of Regulations of the Registrant
                 (previously filed as Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 33-56118) and incorporated herein by reference).

4.1              Form of Stock Certificate for the Registrant (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1
                 (Registration No. 33-56118) and incorporated herein by reference).

4.2              Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and
                 Thirteenth of the Registrant's Amended and Restated Articles of Incorporation
                 (see Exhibit 3(i)).

4.3              Articles I and II of the Registrant's Code of Regulations (see Exhibit 3(ii)).

10.1             Form of Employment Agreement, dated July 1, 1995, for executive officers
                 (previously filed, with same exhibit number, as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and
                 incorporated herein by reference).                                                          o

10.2             Information concerning Employment Agreements substantially similar to
                 Exhibit 10.1 (previously filed, with same exhibit number, as an exhibit to the
                 Company's Annual Report on Form 10-K for the fiscal year ended June 30,
                 1995, and incorporated herein by reference).                                                o

10.3             Deferred Compensation Agreement, dated May 1, 1984, between Rocky
                 Shoes & Boots Co. and Mike Brooks (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration
                 No. 33-56118) and incorporated herein by reference).                                        o

10.4             Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3 (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration No.
                 33-56118) and incorporated herein by reference).                                            o
10.5             Form of Company's amended 1992 Stock Option Plan (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1995, and incorporated herein by
                 reference).                                                                                 o

10.6             Form of Stock Option Agreement (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration
                 No. 33-56118) and incorporated herein by reference).                                        o

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.7             Revolving Credit Loan Agreement, dated January 28, 1997, among Rocky
                 Shoes & Boots, Inc., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., Bank
                 One Columbus, N.A., The Huntington National Bank, and Bank One,
                 Columbus, N.A., as Agent.                                                                  __

10.8             Buy-Sell Agreement, dated December 21, 1992, among the Registrant, Mike
                 Brooks, Charles Stuart Brooks, Jay W. Brooks, Barbara Brooks Fuller, and
                 Patricia H. Robey (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration No.
                 33-56118) and incorporated herein by reference).                                            o

10.9 Master Agreement, dated as of February 1, 1996, by and between Bank One, Columbus, N.A., and Rocky Shoes & Boots Co.
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1995 and incorporated herein by reference).

10.10            Indemnification Agreement, dated December 21, 1992, between the Registrant and Mike Brooks (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration No.
                 33-56118) and incorporated herein by reference).                                            o

10.11            Information concerning Indemnification Agreements substantially similar to
                 Exhibit 10.10 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June
                 30, 1993, and incorporated herein by reference).                                            o

10.12            Trademark License Agreement and Manufacturing Certification Agreement,
                 each dated May 14, 1994, between Rocky Shoes & Boots Co. and W. L. Gore
                 & Associates, Inc. (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.13            Decree of Tax Exemption from the Government of the Commonwealth of
                 Puerto Rico (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1 (Registration No. 33-56118) and
                 incorporated herein by reference).

10. 13A          English Translation of Addendum to Exhibit 10. 13 (previously filed, with the same exhibit number, as an exhibit to Amendment No. 1 to the Registration
                 Statement on Form S-1 (Registration No. 33-56118) and incorporated herein by reference).

10.14            Lease Agreement, dated March 1, 1987, as amended, between Rocky Shoes &
                 Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (previously filed, with the same exhibit number, as an exhibit to the
                 Registration Statement on Form S-1 (Registration No. 33-56118) and
                 incorporated herein by reference).

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.15            Lease Contract, dated August 31, 1988, between Lifestyle Footwear, Inc. and
                 The Puerto Rico Industrial Development Company regarding
                 factory location 1 (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1
                 (Registration No. 33-56118) and incorporated herein by reference).

10.16            Lease Contract, undated, between Lifestyle Footwear, Inc. and The Puerto
                 Rico Industrial Development company regarding factory location 2
                 (previously filed, with the same exhibit number, as an exhibit to the
                 Registration Statement on Form S-1 (Registration No. 33-56118) and
                 incorporated herein by reference).

10.16A           English translation of Exhibit 10.16 (previously filed, with the same exhibit number, as an exhibit to Amendment No. 1 to the Registration Statement on
                 Form S-1 (Registration No. 33-56118) and incorporated herein by reference).

10.17            Lease Agreement, dated December 13, 1993, between Five Star
                 Enterprises Ltd. and the Dominican Republic Corporation for
                 Industrial Development regarding buildings and annexes of a combined manufacturing surface of 75,526 square feet, located in the Industrial Free Zone of La Vega (previously filed, as exhibit number 10.2, as an exhibit to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.17A English translation of Exhibit 10.17 (previously filed, as exhibit number 10.2A, as an exhibit to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.18            Continuing Security Agreement, dated January 28, 1997, among Rocky Shoes
                 & Boots, Inc., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and Bank
                 One, Columbus, N.A., as Agent.                                                            ____

10.19 Loan Purchase, Assignment and Master Amendment Agreement, dated as of February 1, 1996, among Bank One Columbus, N.A., NBD
                 Bank, NBD Bank, as Agent, Rocky Shoes & Boots, Inc., Rocky
                 Shoes & Boots, Co., Five Star Enterprises Ltd., and Lifestyle
                 Footwear, Inc. (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1995 and incorporated herein by reference).

10.20            Installment Business Loan Note, dated August 19, 1993, among
                 Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.21            Second Amendment to Business Loan Note, dated January 28, 1997, among
                 Rocky Shoes & Boots, Inc., Five Star Enterprises Ltd., and Lifestyle
                 Footwear, Inc.                                                                            ____

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.22            Term Lease Master Agreement, dated April 27, 1993, between
                 Rocky Shoes & Boots, Inc. and IBM Credit Corporation
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference).

10.23            Fourth Amendment to Promissory Note, dated January 28, 1997, among
                 Rocky Shoes & Boots, Inc., Five Star Enterprises Ltd., and Lifestyle

                 Footwear, Inc.                                                                            ____
10.24            Acceptance Credit Agreement, dated May 4, 1993, among Rocky Shoes &
                 Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises
                 Ltd., Lifestyle Footwear, Inc., and NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 30,
                 1994, and incorporated herein by reference).

10.25            Adjustable Rate Note, dated May 23, 1988, between Nelsonville Home and
                 Savings Association and Rocky Shoes & Boots Co. (previously filed, with the same exhibit number, as an exhibit to the Registration Statement on Form S-1
                 (Registration No. 33-56118) and incorporated herein by reference).

10.26            First Amendment to Acceptance Credit Agreement, dated October
                 20, 1993, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots
                 Co., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and
                 NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.27            Form of Company's 1995 Stock Option Plan (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K
                 for the fiscal year ended June 30, 1995, and incorporated herein by reference).            o

10.28            Form of Stock Option Agreement under the 1995 Stock Option Plan
                 (previously filed, with same exhibit number, as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and
                 incorporated herein by reference).                                                         o

10.29            Open-End Mortgage, Security Agreement and Assignment of Rents and
                 Leases, dated March 30, 1995, between Rocky Shoes & Boots Co. and NBD
                 Bank, as Agent (previously filed as Exhibit No. 10.3 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

10.30            Installment Business Loan Note, dated May 11, 1994, among Rocky
                 Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.31            Construction and Term Loan Agreement, dated October 27, 1993, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five
                 Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.32            Promissory Note, dated October 27, 1993, among Rocky Shoes &
                 Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises
                 Ltd., Lifestyle Footwear, Inc., and NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.33 Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, dated October 27, 1993, among Rocky Shoes & Boots,
                 Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd.,
                 Lifestyle Footwear, Inc., and NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.34            First Amendment to Construction and Term Loan Agreement, dated
                 January 28, 1994, among Rocky Shoes & Boots, Inc., Rocky Shoes
                 & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear,
                 Inc., and NBD Bank (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.35 First Amendment to Promissory Note, dated January 28, 1994, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five
                 Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.36            First Amendment to Open-End Mortgage, Security Agreement and
                 Assignment of Rents and Leases, dated January 28, 1994, among
                 Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                 (previously filed, with the same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.37            Promissory Note, dated December 20, 1993, between Rocky Shoes &
                 Boots, Inc. and Charles Stuart Brooks (previously filed, with the same exhibit number, as an exhibit to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

10.38            Letter Agreement between the Registrant and the Kravetz Group, dated
                 August 3, 1994 (previously filed as Exhibit No. 10.6 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
10.39            Amendment to Buy-Sell Agreement, dated  as of March 30, 1995, among the
                 Registrant, Mike  Brooks, Barbara Brooks Fuller, Patricia H. Robey, Jay W.
                 Brooks and Charles Stuart Brooks (previously filed as Exhibit No. 10.7 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1995, and incorporated herein by reference).

10.41            Amended and Restated Master Business Loan Note, dated March 30,
                 1995, among the Registrant, Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., Lifestyle Footwear, Inc. (previously filed as
                 Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

10.42            Third Amendment to Construction and Term Loan Agreement, dated as of
                 March 30, 1995, among the Registrant, Rocky Shoes & Boots Co., Five Star
                 Enterprises Ltd., and Lifestyle Footwear, Inc. (previously filed as Exhibit No.
                 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 March 31, 1995, and incorporated herein by reference).

10.43            Loan Agreement, dated as of October 7, 1994, between the
                 Director of Development of the State of Ohio and Rocky Shoes &
                 Boots Co. (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

10.44            Promissory Note, dated October 7, 1994, by Rocky Shoes & Boots
                 Co. (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

10.45            Security Agreement, dated as of October 7, 1994, between the
                 Director of Development of the State of Ohio and Rocky Shoes &
                 Boots Co. (previously filed, with same exhibit number, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

10.46 Form of Employment Agreement, dated September 7, 1995, for executive officers (previously filed, as exhibit number 10.5, as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.47            Information covering Employment Agreements substantially similar to
                 Exhibit 10.46 (previously filed, as exhibit number 10.5, as an exhibit tot he
                 Company's Quarterly Report on Form 10-Q for the quarter ended September
                 30, 1995, and incorporated herein by reference.)

13               Portions of the Company's Annual Report to Shareholders for the fiscal year
                 ended December 31, 1996.                                                                  ___

21.1             Subsidiaries of the Registrant.                                                           ___

    EXHIBIT                                                                                              EXHIBIT
     NUMBER                                           EXHIBIT                                             INDEX
                                                    DESCRIPTION                                            PAGE
                                                                                                          NUMBER
23.1             Consent of Deloitte & Touche LLP.                                                         ___

24.1             Powers of Attorney.                                                                       ___

27.1             Financial Data Schedule.                                                                  ___

 o   Management contract or compensatory plan.