Form 10-Q
period 1997-03-31
ROCKY SHOES & BOOTS INC
filed 1997-05-14
CIK 895456

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

   For Quarter Ended                                 Commission File Number:
    MARCH 31, 1997                                           0-21026
    --------------                                           -------

                           ROCKY SHOES & BOOTS, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                          31-1364046
         ----                                          ----------
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

       3,707,528 common shares, no par value, outstanding at May 1, 1997.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,1997           Dec. 31, 1996
                                                      (Unaudited)
                                                     -------------           -------------
ASSETS:

Current Assets:
     Cash and Cash Equivalents                        $   297,725             $   349,637
     Trade Receivables                                  9,266,864              12,409,920
     Other Receivables                                    900,479                 678,293
     Inventories                                       34,971,961              25,389,902
     Other Current Assets                               1,774,054               1,632,394
                                                      -----------             -----------
         Total Current Assets                          47,211,083              40,460,146

Fixed Assets - Net                                     15,539,912              15,508,597
Other Assets                                            2,126,984               2,121,428
                                                      -----------             -----------

Total Assets                                          $64,877,979             $58,090,171
                                                      ===========             ===========


LIABILITIES AND
SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts Payable                                 $10,583,111             $ 3,036,705
     Current Maturities - Long Term Debt                1,603,644               3,609,645
     Accrued Liabilities                                1,853,557               3,205,215
                                                      -----------             -----------
            Total Current Liabilities                  14,040,312               9,851,565


Long-Term Debt-less current maturities                 21,492,760              19,520,029

Deferred Liabilities                                    2,419,061               2,343,488
                                                      -----------             -----------

Total Liabilities                                      37,952,133              31,715,082

Shareholders' Equity:

Preferred Stock, Series A, no par value;
     100,000 shares issued
     and 92,857 shares outstanding                          6,000                   6,000
Common Stock, no par value;
     10,000,000 shares authorized;
     issued 1997-3,822,605 shares; 1996-
     3,782,500 shares and outstanding
     1997-3,705,653 shares;  1996-3,665,548
     shares                                            14,905,725              14,543,947
Common Stock in Treasury, at cost                      (1,226,059)             (1,226,059)
Retained Earnings                                      13,240,180              13,051,201
                                                      -----------             -----------
        Total Shareholders' Equity                     26,925,846              26,375,089
                                                      -----------             -----------

Total Liabilities and Shareholders' Equity            $64,877,979             $58,090,171
                                                      ===========             ===========

    The accompanying notes are an integral part of the financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                 1997                1996
                                                                 ----                ----
Net Sales                                                    $12,262,073         $10,260,665


Cost of Goods Sold                                             8,985,198           7,434,072
                                                             -----------         -----------

Gross Margin                                                   3,276,875           2,826,593

Selling, General and Administrative
   Expense                                                     2,576,538           2,616,115
                                                             -----------         -----------

Income From Operations                                           700,337             210,478

Other Income And (Expenses):
Interest Expense                                                (465,267)           (345,517)
Other - net                                                       14,431            (115,204)
                                                             -----------         -----------
          Total other - net                                     (450,836)           (460,721)

Income (Loss) Before Income Taxes                                249,501            (250,243)

Income Taxes (Benefit)                                            60,522             (50,048)
                                                             -----------         -----------


Net Income (Loss)                                            $   188,979           ($200,195)
                                                             ===========         ===========





Net Income (Loss) Per Share                                  $      0.05              ($0.05)
                                                             ===========         ===========

Weighted Average Number of Common Shares
   and Equivalents Outstanding                                 3,908,378           3,665,548
                                                             ===========         ===========



    The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Three Months Ended
                                                      March 31,
                                                1997              1996
                                                ----
CASH FLOWS FROM
OPERATING  ACTIVITIES:

Net Income (Loss)                           $   188,979        $  (200,195)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided By
   Operating  Activities:
     Depreciation and Amortization              684,260            575,057
     Loss on Sale of Fixed Assets                                   89,414
     Deferred Taxes and Other                    75,573           (801,033)


Change in Assets and Liabilities:
   Receivables                                2,920,870          2,712,689
   Inventories                               (9,582,059)        (4,983,033)
   Other current assets                        (141,660)
   Other Assets                                  (5,556)          (114,034)
   Accounts Payable                           7,362,659          5,175,785
   Accrued and Other Liabilities             (1,351,658)          (123,791)
                                            -----------        -----------
    Net Cash Provided By
     Operating Activities                       151,408          2,330,859
                                            -----------        -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:

   Purchase of Fixed Assets                    (531,828)          (683,326)
                                            -----------        -----------

CASH FLOWS FROM
FINANCING ACTIVITIES:

  Proceeds from Long Term Debt                5,960,000          2,033,395
  Payments on Long Term Debt                 (5,993,270)        (5,199,787)
  Proceeds from exercise of stock options
   including related income tax effect          361,778
                                            -----------        -----------
  Net Cash Provided By (Used In)
         Financing Activities                   328,508         (3,176,392)
                                            -----------        -----------

DECREASE IN CASH AND CASH                       (51,912)        (1,528,859)
EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                             349,637          1,853,974
                                            -----------        -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                               $   297,725        $   325,115
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

2.       INVENTORIES

         Inventories are comprised of the following:

                                          March 31, 1997             December 31, 1996
Raw materials                                $ 7,435,970                   $ 4,482,381
Work-in Process                                5,543,169                     5,192,326
Manufactured finished good                    19,758,578                    13,891,772
Factory outlet finished goods                  2,234,244                     1,823,423
                                             -----------                   -----------

Total                                        $34,971,961                   $25,389,902
                                             ===========                   ===========


3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                             Three Months
                                                 Ended
                                               March 31,

                                          1997           1996
Interest                             $478,266          $379,291
                                     ========          ========

Federal, state and local
    income taxes                     $973,300          $ 76,500
                                     ========          ========


Accounts payable at March 31, 1997 and December 31, 1996 include a total of $226,741 and $42,994, respectively relating to the purchase of fixed assets.

4. In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997. SFAS
No. 128 establishes new standards for computing and presenting earnings per share. Under SFAS No. 128 basic and dilutive earnings (loss) per share, as defined therein, for the quarters ended March 31, 1997 and 1996 are as follows:

                                         Three Months Ended March 31
                                       1997                       1996
                    Basic             $0.05                     $(0.05)
                                      =====                     ======
                    Diluted           $0.05                     $(0.05)
                                      =====                     ======

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

                                        PERCENTAGE OF NET SALES

                                              Three months
                                                 Ended
                                               March 31,

                                           1997          1996
Net Sales                                 100.0%        100.0%
Cost of Goods Sold                         73.3%         72.4%
                                          ------        ------
Gross Margin                               26.7%         27.6%
                                          ------        ------
Selling, General and
    Administrative Expenses                21.0%         25.5%
                                          ------        ------
Income from Operations                      5.7%          2.1%
                                          ======        ======


THREE MONTHS ENDED MARCH 31,1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net Sales

Net sales increased $2,001,408 or 19.5% to $12,262,073 for the quarter ended March 31, 1997, from $10,260,665 for the same period a year ago. The increase in net sales was primarily a result of increased shipments of rugged outdoor footwear and handsewn casual footwear. The Company's customer base is becoming more diversified with additional smaller customers and positive results are being achieved regarding increased market penetration. Sales prices were approximately 3% higher in 1997 than 1996.

Gross Margin

Gross margin increased $450,282, or 15.9%, to $3,276,875, for the period ended March 31, 1997, versus $2,826,593 for the same period a year ago. As a percentage of net sales, gross margin was 26.7% for the quarter ended March 31, 1997 compared to 27.6% in 1996. All three of the Company's manufacturing plants benefited from increased production levels during the first three months of 1997 and 1996, respectively. However, this increase was more than offset by increased sales to customers who receive volume discounts in the first quarter of 1997.

Selling, General and Administrative Expenses

Selling, general and administrative (S,G&A) expense declined in total dollars and as a percentage of net sales for the three months ended March 31, 1997 versus the prior year. S,G&A decreased $39,577, or 1.5 percent, to $2,576,538, or 21.0% of net sales for the quarter ended March 31, 1997, versus $2,616,115, or 25.5% of net sales, for the same period a year ago. The decrease was primarily attributable to lower advertising expenses, which more than offset increased sales commission expense.

The Company plans to increase the general level of advertising expense during the remainder of 1997 to support new product introductions and increased market penetration of its ROCKY(R) branded products. While S,G&A expense may increase in absolute dollars during the remainder of this year, the Company anticipates that S,G&A expense is not expected to increase as a percentage of net sales compared with last year.

Interest Expense

Interest expense rose $119,750 or 34.6 percent, to $465,267 for the three months ended March 31, 1997, versus $345,517 for the same period last year. Interest expense increased due to additional borrowings and higher rates on the Company's revolving line of credit, which is used to finance working capital needs and to support increased sales.

Income Taxes

Income Taxes increased $110,570 to $60,522 for the quarter ended March 31, 1997, versus a tax benefit of ($50,048) the previous year. The Company's relatively low effective tax rate of 24.2% resulted from favorable income tax treatment afforded for income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to the Company's subsidiary in Puerto Rico. In the fourth quarter of 1996 the Company began to provide for income taxes on profits repatriated from its foreign subsidiary in the Dominican Republic. In future periods, the Company will pay a higher effective tax rate since the repatriation of earnings from its subsidiary in the Dominican Republic is subject to Federal income tax, but is exempt from state and local taxation.

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

At March 31, 1997, the Company had working capital of $33,170,771 versus $30,608,581, at December 31, 1996. Subsequent to March 31, 1997 the Company negotiated a new revolving line of credit with its bank which provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $25,000,000, from January 1, 1997, through May 31, 1997. On June 1, 1997, the maximum amount increases to $42,000,000 until January 1, 1998, when the line again decreases to $25,000,000. The changes in the line of credit match the Company's seasonal requirements for working capital. As of March 31, 1997, the Company had borrowed $19,925,000 against its available line of credit of $23,992,624 (based upon the level of eligible accounts receivable and inventory).

Cash paid for capital expenditures during the quarter ended March 31, 1997 was $531,828 which expenditures were funded through operating cash flows and through long-term debt financing. The Company anticipates capital expenditures of less than $3,000,000 for 1997, the majority of which will be for machinery and equipment to build manufacturing capacity to meet increased demand for the Company's products. The Company believes it has sufficient manufacturing and sourcing capacity to handle increased production needs for 1997. Additional capital expenditures for 1997 will include lasts, dies, and patterns for new styles of footwear, and retail in-store displays. The Company believes it will be able to finance such additions through additional long-term borrowings or through operating cash flows as appropriate.

Inflation

The Company cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of raw materials, salaries and employee benefits. The Company attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

Except for the historical information in this report , this report includes forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and competitive factors affecting the Company's operations, markets, products, prices and other factors discussed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the year ended December 31,1996. Actual results may differ materially from management expectations.

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

                             ROCKY SHOES & BOOTS, INC.

Date: 5/13/97                /s/ MIKE BROOKS
                             -------------------------------------------------
                             Mike Brooks, President and Chief Executive Officer
                             (Principal Executive Officer)

Date: 5/13/97                /s/ DAVID FRAEDRICH
                             -----------------------------------------
                             David Fraedrich, Executive Vice President,
                             Treasurer and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                           ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                   FORM 10-Q
                                 EXHIBIT INDEX

    Exhibit                      Exhibit                         Page
     Number                    Description                      Number
       27        Financial Data Schedule                          --