Form 10-Q
period 1997-06-30
ROCKY SHOES & BOOTS INC
filed 1997-08-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                              Commission File Number:
     JUNE 30, 1997                                        0-21026
     -------------                                        -------


                           ROCKY SHOES & BOOTS, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                           31-1364046
          ----                                           ----------
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

      3,754,028 common shares, no par value, outstanding at July 31, 1997.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30, 1997     Dec. 31,1996
                                                                     (Unaudited)
                                                                     -----------      ------------
ASSETS:

Current Assets:
     Cash and Cash Equivalents                                      $    802,127      $    349,637
     Trade Receivables                                                20,036,952        12,409,920
     Other Receivables                                                 1,074,716           678,293
     Inventories                                                      40,715,959        25,389,902
     Other Current Assets                                              2,062,181         1,632,394
                                                                    ------------      ------------
         Total Current Assets                                         64,691,935        40,460,146

Fixed Assets - Net                                                    16,304,167        15,508,597
Other Assets                                                           2,156,011         2,121,428
                                                                    ------------      ------------

Total Assets                                                        $ 83,152,113      $ 58,090,171
                                                                    ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts Payable                                               $ 13,193,473      $  3,036,705
     Current Maturities - Long Term Debt                              12,770,312         3,609,645
     Accrued Liabilities                                               2,821,874         3,205,215
                                                                    ------------      ------------

            Total Current Liabilities                                 28,785,659         9,851,565

Long-Term Debt-less current maturities                                23,662,291        19,520,029

Deferred Liabilities                                                   2,398,961         2,343,488
                                                                    ------------      ------------

Total Liabilities                                                     54,846,911        31,715,082

Shareholders' Equity:
     Preferred Stock, Series A, no par value;
       issued 1997 - 90,000 shares; 1996 - 100,000 shares;
      and outstanding 1997 - 82,857 shares; 1996 -
       92,857 shares                                                       5,400             6,000
     Common Stock, no par value;
         10,000,000 shares authorized;
         issued 1997 - 3,856,480 shares; 1996 - 3,782,500
         shares; and outstanding 1997 - 3,749,528 shares;
         1996 - 3,665,548 shares                                      15,268,591        14,543,947
     Stock held in Treasury, at cost                                  (1,226,059)       (1,226,059)
     Retained Earnings                                                14,257,270        13,051,201
                                                                    ------------      ------------
         Total Shareholders' Equity                                   28,305,202        26,375,089
                                                                    ------------      ------------

Total Liabilities and Shareholders' Equity                          $ 83,152,113      $ 58,090,171
                                                                    ============      ============

     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
                                            1997             1996             1997             1996
                                            ----             ----             ----             ----
Net Sales                               $22,006,185      $15,189,545      $34,268,258      $25,450,210

Cost of Goods Sold                       15,724,912       10,826,244       24,710,110       18,260,316
                                        -----------      -----------      -----------      -----------

Gross Margin                              6,281,273        4,363,301        9,558,148        7,189,894

Selling, General and Administrative
  Expenses                                4,141,606        2,932,855        6,718,144        5,548,970
                                        -----------      -----------      -----------      -----------

Income From Operations                    2,139,667        1,430,446        2,840,004        1,640,924

Other Income (Expense):
          Interest Expense                 (641,031)        (397,489)      (1,106,298)        (743,006)
          Other - net                       (23,566)          72,905           (9,135)         (42,299)
                                        -----------      -----------      -----------      -----------
          Total other - net                (664,597)        (324,584)      (1,115,433)        (785,305)
                                        -----------      -----------      -----------      -----------


Income Before Income Taxes                1,475,070        1,105,862        1,724,571          855,619


Income Taxes                                457,980          246,840          518,502          196,792
                                        -----------      -----------      -----------      -----------

Net Income                              $ 1,017,090      $   859,022      $ 1,206,069      $   658,827
                                        ===========      ===========      ===========      ===========


Net Income Per Share                    $      0.26      $      0.23      $      0.31      $      0.17
                                        -----------      -----------      -----------      -----------

Weighted Average Number of Common
  Shares and Equivalents Outstanding      3,972,315        3,770,772        3,940,347        3,765,396
                                        ===========      ===========      ===========      ===========

     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Six Months Ended
                                                       June 30,
                                                1997              1996
                                                ----              ----
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income                                  $  1,206,069      $    658,827
                                            ------------      ------------
Adjustments to Reconcile Net Income
To Net Cash Used In
Operating Activities:
   Depreciation and Amortization               1,362,973         1,136,937
   Deferred taxes and other                       55,473          (479,147)
   Loss on sale of fixed assets                                     92,456

Change in Assets and Liabilities:
   Receivables                                (8,023,455)       (3,874,561)
   Inventories                               (15,326,057)      (12,263,474)
   Other current assets                         (429,787)          (41,233)
   Other Assets                                  (34,583)         (163,089)
   Accounts payable                            9,452,128        10,614,714
   Accrued and Other Liabilities                (383,341)          743,191
                                            ------------      ------------

Net Cash Used In
Operating Activities:                        (12,120,580)       (3,575,379)
                                            ------------      ------------
CASH FLOWS FROM
INVESTING ACTIVITIES:

    Purchase of Fixed Assets                  (1,453,902)       (1,514,010)
                                            ------------      ------------

CASH FLOWS FROM
FINANCING ACTIVITIES:

Proceeds from Long Term Debt                  20,392,250        10,165,000
Payments on Long Term Debt                    (7,089,322)       (6,564,181)
Proceeds from exercise of stock options
including related income tax effect              724,044
                                            ------------      ------------
      Net Cash Provided By
         Financing Activities                 14,026,972         3,600,819
                                            ------------      ------------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             452,490        (1,488,570)


CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              349,637         1,853,974
                                            ------------      ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                               $    802,127      $    365,404
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

2.       INVENTORIES

         Inventories are comprised of the following:

                                              June 30, 1997              December 31, 1996
Raw materials                                  $ 9,748,794                  $ 4,482,381
Work-in Process                                  4,533,457                    5,192,326
Manufactured finished goods                     24,182,440                   13,891,772
Factory outlet finished goods                    2,251,268                    1,823,423
                                               -----------                  -----------
Total                                          $40,715,959                  $25,389,902
                                               ===========                  ===========

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                                  Six Months Ended
                                                      June 30,
                                              1997                1996
                                           ----------           --------
Interest                                   $1,067,151           $857,812
                                           ==========           ========

Federal, state and local
    income taxes                           $1,184,300           $ 85,000
                                           ==========           ========

         Accounts payable at June 30, 1997 and December 31, 1996 includes a total of $747,634 and $42,994, respectively, relating to the purchase of fixed assets.

4.       RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share" which is effective for periods ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. Under SFAS No. 128 basic and dilutive earnings per share, as defined therein, for the three month and six month periods ended June 30, 1997 and 1996 are as follows:

             Three Months Ended June 30         Six Months Ended June 30
                1997             1996              1997            1996
               -----            -----             -----          ------
Basic          $0.27            $0.23             $0.33           $0.18
               =====            =====             =====           =====
Diluted        $0.27            $0.23             $0.33           $0.18
               =====            =====             =====           =====

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require adoption no later than the Company's fiscal quarter ending March 31, 1998. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends." The new pronouncement establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

In June 1997, FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will require adoption no later than 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Based on current operations the Company does not believe the Statement will be applicable.

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

                                       PERCENTAGE OF NET SALES

                                    Three months           Six months
                                       Ended                 Ended
                                      June 30,              June 30,

                                   1997       1996       1997       1996
                                  -----      -----      -----      -----
Net Sales                         100.0%     100.0%     100.0%     100.0%
Cost of Goods Sold                 71.5%      71.3%      72.1%      71.7%
                                  -----      -----      -----      -----
Gross Margin                       28.5%      28.7%      27.9%      28.3%
Selling, General and
    Administrative Expenses        18.8%      19.3%      19.6%      21.8%
                                  -----      -----      -----      -----
Income from Operations              9.7%       9.4%       8.3%       6.5%
                                  =====      =====      =====      =====


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net Sales

Net sales increased $6,816,640, or 44.9%, to $22,006,185 for the quarter ended June 30, 1997, versus $15,189,545 for the same period in 1996. The increase was primarily due to higher shipments of rugged outdoor and handsewn casual footwear. The Company continues to diversify its customer base through targeted marketing and advertising strategies. As of June 30, 1997, the Company added approximately 270 new accounts, which represents a 20% annualized increase. Backlog at June 30, 1997 was $32.3 million, an increase of 28% over the same date the prior year. Additionally, net sales increased because the Company's prices for its products were approximately 4% higher in the quarter ended June 30, 1997 compared to the same period in 1996.

Gross Margin

Gross margin increased $1,917,972, or 43.9%, to $6,281,273 for the quarter ended June 30, 1997 versus $4,363,301 for the same period in 1996. As a percentage of net sales, gross margin was 28.5% for the three months ended June 30, 1997, versus 28.7% for the same period in 1996. The Company benefited from increased selling prices and lower manufacturing overhead from increased production in all three of the Company's manufacturing facilities. However, this increase was offset by increased sales to customers who received volume discounts during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("S,G&A") expenses increased $1,208,751, or 41.2%, to $4,141,606 for the quarter ended June 30, 1997, versus $2,932,855 for the same period a year ago. The majority of the increase in S,G&A was attributable to increased sales commissions and selling and administrative salaries. As a percentage of net sales, S,G&A expenses decreased to 18.8% for the quarter ended June 30, 1997, compared with 19.3% last year.

The Company plans to increase its advertising expenses during the remainder of 1997 to support new product introductions, and increased market penetration of its ROCKY(R) branded products. In July 1997, the Company began advertising on selected cable television shows which emphasize outdoorsmen. While S,G&A expenses may increase in absolute dollars during the remainder of this year, the Company does not anticipate that S,G&A expenses will increase as a percentage of net sales for 1997 compared with 1996.

Interest Expense

Interest expense increased $243,542, or 61.3%, to $641,031 for the quarter ended June 30, 1997, from $397,489 for the same period a year ago. Interest expense increased due to additional borrowings and higher rates on the Company's revolving line of credit, which is used to fund additional working capital needs to support increased sales.

Income Taxes

Income taxes increased $211,140, or 85.5%, to $457,980 for the quarter ended June 30, 1997, versus $246,840 for the same period a year ago. The Company's effective tax rate was 31.0% for the quarter ended June 30, 1997, versus 22.3% for the same period in 1996. The Company's relatively low effective tax rates results from favorable tax treatment afforded from income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to the Company's subsidiary in Puerto Rico. The Company began to provide for income taxes on earnings from its subsidiary in the Dominican Republic during the fourth quarter of 1996. This accounts for the higher effective tax rate for the quarter ended June 30, 1997, versus the same period a year ago. The Company's earnings in the Dominican Republic are subject to federal income tax, but are exempt from state and local taxation.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

Net Sales

Net Sales increased $8,818,048, or 34.6%, to $34,268,258 for the six months ended June 30, 1997, from $25,450,210 for the same period a year ago. The increase in net sales was primarily attributable to increased sales of rugged outdoor and handsewn casual footwear.

The Company continues to benefit from broader markets. The Company continues to diversify its customer base with sales to additional new accounts. Sales prices were approximately 3.5% higher for the six months ended June 30, 1997 compared to the same period in 1996.

Gross Margin

Gross margin increased $2,368,254, or 32.9%, to $9,558,148 for the six months ended June 30, 1997, compared to $7,189,894 for the same period a year ago. As a percentage of net sales gross margin was 27.9% for the six months ended June 30, 1997, versus 28.3% for the same period a year ago. The Company benefited from increased selling prices and lower manufacturing overhead from increased production in all three of the Company's manufacturing facilities. However, this increase was offset by increased sales to customers who received volume discounts during the first half of 1997.

Selling, General and Administrative Expenses

Selling, general and administrative ("S,G&A") expenses increased $1,169,174, or 21.1%, to $6,718,144 for the six months ended June 30, 1997, compared to $5,548,970 for the same period a year ago. The increase in S,G&A expenses was primarily due to increased sales commissions and selling and administrative salaries. As a percentage of net sales S,G&A expense was 19.6% for the six months ended June 30, 1997 versus 21.9% for the same period a year ago. The decrease as a percentage of net sales was due to higher net sales without a corresponding increase in S,G&A expenses.

Interest Expense

Interest expense increased $363,292, or 48.9% to $1,106,298 for the six months ended June 30, 1997, versus $743,006 for the same period a year ago. Interest expense increased due to additional borrowings and higher rates on the Company's revolving line of credit, which is used to fund additional working capital needs to support increased sales.

Income Taxes

Income taxes increased $321,710, or 163.5%, to $518,502 for the six months ended June 30, 1997, versus $196,792 for the same period a year ago. The Company's effective tax rate was 30.1% for the six months ended June 30, 1997, versus 23.0% for the same period in 1996. The Company's relatively low effective tax rates result from favorable tax treatment afforded from income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to the Company's subsidiary in Puerto Rico. The Company began to provide for income taxes on earnings from its subsidiary in the Dominican Republic during the fourth quarter of 1996. This accounts for the higher effective tax rate for the six months ended June 30, 1997 versus the same period a year ago.


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

At June 30, 1997, the Company had working capital of $35,906,276, versus $30,608,581, at December 31, 1996. The Company has a revolving line of credit with its bank which provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings of $42,000,000 until January 1, 1998, when the line decreases to $25,000,000. The changes in the line of credit match the Company's seasonal requirements for working capital. As of June 30, 1997, the Company had borrowed $30,465,000 against its available line of credit of $34,418,344 (based upon the level of eligible accounts receivable and inventory).

Cash paid for capital expenditures during the six months ended June 30, 1997 was $1,453,902 which expenditures were funded through operating cash flows and through long-term debt financing. The Company anticipates capital expenditures for the next year will be primarily for lasts, dies, and patterns for new styles of footwear, retail in-store displays, and replacement machinery and equipment. The Company has begun an approximate $750,000 expansion of its manufacturing facility in the Dominican Republic and, after the expansion is complete, believes it will have sufficient manufacturing capacity to handle additional production needs for the next year. The Company believes it will be able to finance such additions through additional long-term borrowing or through operating cash flows as appropriate.

SAFE HARBOR STATEMENT UNDER THE PRIVATE LITIGATION REFORM ACT OF 1995

Except for the historical information in this report, it includes forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the Transition Period ended December 31, 1996. Actual results may differ materially from management expectations.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on May 20, 1997 for the purpose of electing Class I Directors of the Company, to serve until the 1999 Annual Meeting of Shareholders or until their successors are elected and qualified and to ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1997.

         All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                NUMBER OF SHARES VOTED
                              ------------------------------------------------------------
                                                       WITHHOLD
                                   FOR                 AUTHORITY                TOTAL
                              ---------------       ---------------        ---------------
Mike Brooks                      3,369,323               23,175               3,392,498
                              ---------------       ---------------        ---------------
Stanley I. Kravetz               3,362,423               30,075               3,392,498
                              ---------------       ---------------        ---------------
Robert D. Stix                   3,354,873               37,625               3,392,498
                              ---------------       ---------------        ---------------
James L. Stewart                 3,364,173               28,325               3,392,498
                              ---------------       ----------------       ---------------

         The appointment of Deloitte & Touche LLP as independent accountants was approved by the following vote:

                             NUMBER OF SHARES VOTED
-------------------------------------------------------------------------------
     FOR                 AGAINST              ABSTAINED              TOTAL
---------------      ---------------      -----------------     ---------------
   3,373,323             15,375                 3,800              3,392,498
---------------      ---------------      -----------------     ---------------

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

                                     ROCKY SHOES & BOOTS, INC.

Date:    8/12/97                     /s/ Mike Brooks
      ------------------             ----------------------------------------
                                     Mike Brooks, President and Chief Executive
                                     Officer (Principal Executive Officer)

Date:    8/12/97                     /s/ David Fraedrich
      ------------------             ----------------------------------------
                                     David Fraedrich, Executive Vice President,
                                     Treasurer and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT                       EXHIBIT
NUMBER                      DESCRIPTION                            PAGE NUMBER
  27                 Financial Data Schedule