Form 10-Q/A
period 1997-06-30
ROCKY SHOES & BOOTS INC
filed 1997-08-28
CIK 895456

                                FORM 10-Q/A No.1



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
                                  =====      =====      =====      =====


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net Sales


Net sales increased $6,816,640, or 44.9%, to $22,006,185 for the quarter ended June 30, 1997, versus $15,189,545 for the same period in 1996. The increase was primarily due to higher shipments of rugged outdoor and handsewn casual footwear to the Company's expanding customer base. Backlog at June 30, 1997 was $32.3 million, an increase of 28% over the same date the prior year. Average selling prices were approximately 4% higher in the quarter ended June 30, 1997 compared to the same period in 1996.

Gross Margin


Gross margin increased $1,917,972, or 43.9%, to $6,281,273 for the quarter ended June 30, 1997 versus $4,363,301 for the same period in 1996. As a percentage of net sales, gross margin was 28.5% for the three months ended June 30, 1997, versus 28.7% for the same period in 1996. The Company benefited from increased selling prices and leveraging manufacturing overhead from increased production in all three of the Company's manufacturing facilities. However, this increase was offset by increased sales to customers who received volume discounts during the quarter.


Selling, General and Administrative Expenses


Selling, general and administrative ("S,G&A") expenses increased $1,208,751, or 41.2%, to $4,141,606 for the quarter ended June 30, 1997, versus $2,932,855 for the same period in 1996. The increase in S,G&A expenses was attributable to increased sales commissions and selling and administrative salaries. As a percentage of net sales, S,G&A expenses decreased to 18.8% for the quarter ended June 30, 1997, compared with 19.3% for the same period in 1996.

The Company plans to increase its advertising expenses during the remainder of 1997 to support new product introductions, and increased market penetration of its ROCKY(R) branded products. In July 1997, the Company began advertising on selected cable television shows aimed at audiences which share the same demographic proflie of the Company's typical customers. While S,G&A expenses may increase in absolute dollars during the remainder of 1997, the Company does not anticipate that S,G&A expenses will increase as a percentage of net sales for 1997 compared with 1996.


Interest Expense

Interest expense increased $243,542, or 61.3%, to $641,031 for the quarter ended June 30, 1997, from $397,489 for the same period a year ago. Interest expense increased due to additional borrowings and higher rates on the Company's revolving line of credit, which is used to fund additional working capital needs to support increased sales.

Income Taxes


Income taxes increased $211,140, or 85.5%, to $457,980 for the quarter ended June 30, 1997, versus $246,840 for the same period a year ago. The Company's effective tax rate was 31.0% for the quarter ended June 30, 1997, versus 22.3% for the same period in 1996. The Company's relatively low effective tax rates result from favorable tax treatment afforded from income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to such subsidiary. The Company began to provide for income taxes on earnings from its subsidiary in the Dominican Republic during the fourth quarter of 1996. This accounts for the higher effective tax rate for the quarter ended June 30, 1997, versus the same period a year ago. The Company's earnings in the Dominican Republic are subject to federal income tax, but are exempt from state and local taxation.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

Net Sales


Net Sales increased $8,818,048, or 34.6%, to $34,268,258 for the six months ended June 30, 1997, from $25,450,210 for the same period a year ago. The increase in net sales was primarily attributable to increased sales of rugged outdoor and handsewn casual footwear to the Company's expanding customer base. During the six months ended June 30, 1997, the Company added 270 new accounts, which represents a 20% annualized increase. Average selling prices were approximately 3.5% higher for the six months ended June 30, 1997 compared to the same period in 1996.


Gross Margin


Gross margin increased $2,368,254, or 32.9%, to $9,558,148 for the six months ended June 30, 1997, compared to $7,189,894 for the same period a year ago. As a percentage of net sales, gross margin was 27.9% for the six months ended June 30, 1997, versus 28.3% for the same period in 1996. The Company benefited from increased selling prices and leveraging manufacturing overhead from increased production in all three of the Company's manufacturing facilities. However, this increase was offset by increased sales to customers who received volume discounts during the first half of 1997.


Selling, General and Administrative Expenses


Selling, general and administrative ("S,G&A") expenses increased $1,169,174, or 21.1%, to $6,718,144 for the six months ended June 30, 1997, compared to $5,548,970 for the same period in 1996. The increase in S,G&A expenses was primarily due to increased sales commissions and selling and administrative salaries. As a percentage of net sales, S,G&A expense was 19.6% for the six months ended June 30, 1997, versus 21.9% for the same period in 1996. The decrease as a percentage of net sales was due to higher net sales without a corresponding increase in S,G&A expenses.


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


LIQUIDITY AND CAPITAL RESOURCES


The Company has primarily funded its working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is used primarily to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in January through March of each year and highest in April through September of each year. In addition, the Company requires financing for machinery, equipment, and facility additions, as well as the introduction of new styles of footwear. At June 30, 1997, the Company had working capital of $35,906,276, versus $30,608,581 at December 31, 1996.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings. The maximum dollar amount available under the line of credit is $42,000,000 until January 1, 1998, when the line decreases to $25,000,000. The maximum available under the line of credit increases to $42,000,000 in April 1998. The line of credit changes to match the Company's seasonal requirements for working capital. As of June 30, 1997, the Company had borrowed $30,465,000 against its available line of credit of $30,757,041 (based upon the level of eligible accounts receivable and inventory). Amounts outstanding under the line of credit bear interest at the lender's prime rate. The line of credit terminates on April 30, 1999.

Cash paid for capital expenditures during the six months ended June 30, 1997 was $1,453,902. The Company anticipates capital expenditures for the next year will be primarily for lasts, dies, and patterns for new styles of footwear, retail in-store displays, and replacement machinery and equipment. The Company has begun an approximate $750,000 expansion of its manufacturing facility in the Dominican Republic and, after the expansion is complete, believes it will have sufficient manufacturing capacity to handle additional production needs for the next year. The Company anticipates capital expenditures for the year ended December 31, 1997 will be approximately $3,000,000. The Company believes it will be able to finance such additions and meet operating expenditure requirements through December 31, 1998, through additional long-term borrowing or through operating cash flows as appropriate.


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

         (b)      Reports on Form 8-K.

                           None.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ROCKY SHOES & BOOTS, INC.


Date:    8/27/97                     /s/ Mike Brooks

      ------------------             ----------------------------------------
                                     Mike Brooks, President and Chief Executive
                                     Officer (Principal Executive Officer)


Date:    8/27/97                     /s/ David Fraedrich

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