Form 10-Q
period 1997-09-30
ROCKY SHOES & BOOTS INC
filed 1997-11-13
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For Quarter Ended                                        Commission File Number:
SEPTEMBER 30, 1997                                               0-21026
------------------                                               -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                            31-1364046
          ----                                            ----------
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

     3,789,668 common shares, no par value, outstanding at October 20, 1997.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       Sept. 30, 1997   Dec. 31, 1996
                                                        (Unaudited)
                                                       --------------   -------------
ASSETS:

Current Assets:
     Cash and Cash Equivalents                          $   159,449      $   349,637
     Trade Receivables                                   39,034,306       12,409,920
     Other Receivables                                      985,780          678,293
     Inventories                                         38,441,793       25,389,902
     Other Current Assets                                 1,899,368        1,632,394
                                                        -----------      -----------
         Total Current Assets                            80,520,696       40,460,146

Fixed Assets - Net                                       16,693,974       15,508,597
Other Assets                                              1,950,767        2,121,428
                                                        -----------      -----------

Total Assets                                            $99,165,437      $58,090,171
                                                        ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts Payable                                   $14,012,444      $ 3,036,705
     Current Maturities - Long-Term Debt                  1,371,098        3,609,645
     Accrued Liabilities                                  4,287,884        3,205,215
                                                        -----------      -----------
         Total Current Liabilities                       19,671,426        9,851,565

Long-Term Debt-less current maturities                   46,879,079       19,520,029

Deferred Liabilities                                      2,473,861        2,343,488
                                                        -----------      -----------

Total Liabilities                                        69,024,366       31,715,082

Shareholders' Equity:
     Preferred Stock, Series A, no par value;
     $.06 stated value;125,000 shares authorized;             5,400            6,000
     issued 1997-90,000 shares;1996-100,000 shares
     and outstanding 1997-82,857 shares;
     1996-92,857 shares
  Common Stock, no par value;
     10,000,000 shares authorized; issued
     1997-3,873,730 shares;                              15,330,841       14,543,947
     1996-3,782,500 shares; and
     outstanding 1997-3,756,778 shares;
     1996-3,665,548 shares
     Stock held in Treasury, at cost                     (1,226,059)      (1,226,059)
     Retained Earnings                                   16,030,889       13,051,201
                                                        -----------      -----------

         Total Shareholders' Equity                      30,141,071       26,375,089
                                                        -----------      -----------

Total Liabilities and Shareholders' Equity              $99,165,437      $58,090,171
                                                        ===========      ===========

     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended                 Nine Months Ended
                                               September 30,                     September 30,

                                           1997             1996             1997             1996
                                           ----             ----             ----             ----
Net Sales                               $31,561,742      $23,897,568      $65,830,000      $49,347,778


Cost of Goods Sold                       22,817,169       18,342,533       47,527,279       36,602,849
                                        -----------      -----------      -----------      -----------

Gross Margin                              8,744,573        5,555,035       18,302,721       12,744,929

Selling, General and Administrative       5,094,178        3,255,854       11,812,322        8,804,824
                                        -----------      -----------      -----------      -----------
   Expenses

Income  From Operations                   3,650,395        2,299,181        6,490,399        3,940,105

Other Income And (Expenses):
   Interest Expense                        (889,979)        (679,444)      (1,996,277)      (1,422,450)
   Other - net                              (69,510)          18,218          (78,645)         (24,081)
                                        -----------      -----------      -----------      -----------
       Total other - net                   (959,489)        (661,226)      (2,074,922)      (1,446,531)
                                        -----------      -----------      -----------      -----------


Income Before Income Taxes                2,690,906        1,637,955        4,415,477        2,493,574

Income Taxes                                917,287          268,767        1,435,789          465,560
                                        -----------      -----------      -----------      -----------

Net Income                              $ 1,773,619      $ 1,369,188      $ 2,979,688      $ 2,028,014
                                        ===========      ===========      ===========      ===========


Net Income Per Share                    $      0.44      $      0.36      $      0.75      $      0.54
                                        ===========      ===========      ===========      ===========


Weighted Average Number of Common
 Shares and Equivalents Outstanding       4,045,637        3,781,284        3,975,444        3,770,692
                                        ===========      ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Nine Months Ended
                                                         Sept. 30,
                                                   1997              1996
                                                   ----              ----
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income                                     $  2,979,688      $  2,028,014
Adjustments to Reconcile Net Income
to Net Cash Used In
   Operating  Activities:
     Depreciation and Amortization                2,139,592         1,745,930
     Loss on Sale of Fixed Assets                        --            94,614
     Deferred Taxes and Other                       130,373          (376,448)


Change in Assets and Liabilities:
   Receivables                                  (26,931,873)      (15,362,507)
   Inventories                                  (13,051,891)      (13,065,891)
   Other Assets                                     (96,313)         (342,525)
   Accounts Payable                              10,282,119         8,517,251
   Accrued and Other Liabilities                  1,082,669         2,063,011
                                               ------------      ------------

   Net Cash Used In
     Operating Activities                       (23,465,636)      (14,698,551)
                                               ------------      ------------

CASH FLOWS FROM
INVESTING  ACTIVITIES:

   Purchase of Fixed Assets                      (2,631,349)       (2,027,854)
                                               ------------      ------------

CASH FLOWS FROM
FINANCING ACTIVITIES:


   Proceeds from Long-Term Debt                  34,287,911        26,014,718
   Payments on Long-Term Debt                    (9,167,408)       (9,906,844)
   Proceeds from exercise of stock options
   including related income tax effect              786,294                --
                                               ------------      ------------
     Net Cash Provided By
        Financing Activities                     25,906,797        16,107,874
                                               ------------      ------------

(DECREASE) IN CASH AND CASH
EQUIVALENTS                                        (190,188)         (618,531)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                 349,637         1,853,974
                                               ------------      ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $    159,449      $  1,235,443
                                               ============      ============

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

2.       INVENTORIES

         Inventories are comprised of the following:

                                    Sept. 30, 1997     Dec. 31, 1996
                                    --------------     -------------
Raw Materials                        $ 9,702,250        $ 4,482,381
Work-in Process                        5,359,276          5,192,326
Manufactured finished goods           20,956,823         13,891,772
Factory outlet finished goods          2,423,444          1,823,423
                                     -----------        -----------
Total                                $38,441,793        $25,389,902
                                     ===========        ===========

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                      Nine Months Ended
                                          Sept. 30,
                                   1997              1996
                                   ----              ----
Interest                        $1,809,121        $1,494,895
                                ==========        ==========


Federal, state and local
    income taxes                $  735,284        $  102,500
                                ==========        ==========

         Accounts payable at September 30, 1997 and December 31, 1996 includes a total of $736,614 and $42,994, respectively, relating to the purchase of fixed assets.

4.       SUBSEQUENT EVENTS

         In October and November of 1997, the Company issued 1,570,000 common shares for $18.50 per share resulting in net proceeds to the Company after estimated expenses of aproximately $26,949,000, all of which were used to retire long-term debt outstanding.

Accordingly, certain long-term debt outstanding at September 30, 1997, that was due currently has been classified as noncurrent in accordance with Statement of Financial Accounting Standards (SFAS) No. 6, "Classification of Short-Term Obligations Expected To Be Refinanced."

         Supplemental net income per share assuming the shares were issued at the beginning of such periods and the proceeds used to retire long-term debt are $0.38 and $0.32 for the three months ended September 30, 1997 and 1996, respectively, and $0.70 and $0.52 for the nine months ended September 30, 1997 and 1996, respectively.

5.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share" which is effective for periods ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. Under SFAS No. 128 basic and diluted earnings per share, as defined therein, for the three month and nine month periods ended September 30, 1997 and 1996 are as follows:

                Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                     1997      1996                          1997      1996
                     ----      ----                          ----      ----
Basic               $0.47     $0.37                         $0.80     $0.55
                    =====     =====                         =====     =====

Diluted             $0.44     $0.36                         $0.75     $0.54
                    =====     =====                         =====     =====

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require adoption no later than the Company's fiscal quarter ending March 31, 1998. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends." The new pronouncement establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will require adoption no later than 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Based on current operations, the Company does not believe the Statement will be applicable.

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

                             PERCENTAGE OF NET SALES
                             -----------------------

                                         Three months                Nine months
                                            Ended                       Ended
                                           Sept. 30,                   Sept. 30,
                                      1997          1996          1997          1996
                                      ----          ----          ----          ----
Net Sales                            100.0%        100.0%        100.0%        100.0%
Cost of Goods Sold                    72.3%         76.8%         72.2%         74.2%
                                     -----         -----         -----         -----

Gross Margin                          27.7%         23.2%         27.8%         25.8%
Selling, General and
    Administrative Expenses           16.1%         13.6%         17.9%         17.8%
                                     -----         -----         -----         -----

Income from Operations                11.6%          9.6%          9.9%          8.0%
                                     =====         =====         =====         =====


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales

Net Sales increased $7,664,174, or 32.1%, to $31,561,742 for the quarter ended September 30, 1997, versus $23,897,568 for the same period in 1996. The increase was a result of increased shipments of rugged outdoor footwear, handsewn casual footwear, and to a lesser degree occupational footwear. The Company's customer base continues to become more diversified with additional new accounts being opened. Average selling prices were approximately 3% higher in the quarter ended September 30, 1997, versus the same period a year ago.

Gross Margin

Gross margin increased $3,189,538, or 57.4%, to $8,744,573 for the quarter ended September 30, 1997, versus $5,555,035 for the same period a year ago. As a percentage of net sales, gross margin was 27.7% for the quarter ended September 30, 1997 versus 23.2% for the same period a year ago. The increase in gross margin as a percentage of net sales is primarily the result of higher production levels in all of the Company's manufacturing plants and increased sales of new products with higher gross margins. The gross margin for the 1996 period was adversely impacted by a one-time sale of discounted product to a large customer at a substantially reduced margin.


Selling, General and Administrative Expenses

Selling, general and administrative (S,G&A) expenses increased $1,838,324, or 56.5%, to $5,094,178 for the quarter ended September 30, 1997, versus $3,255,854 for the same period a year ago. As a percentage of net sales, S,G&A expenses were 16.1% for the quarter ended September 30, 1997 versus 13.6% for the same period a year ago. The increase was primarily the result of increased sales commissions, advertising, and professional expenses.

Interest Expense

Interest expense increased $210,535, or 31.0%, to $889,979 for the quarter ended September 30, 1997, versus $679,444 for the same period a year ago. The increase is a result of additional borrowings and higher rates on the Company's revolving line of credit, which is used to finance working capital needs to support increased sales.

Income Taxes

Income taxes increased $648,520 to $917,287 for the quarter ended September 30, 1997, versus $268,767 for the same period a year ago. The Company's effective tax rate was 34.1% for the quarter ended September 30, 1997, versus 16.4% for the same period in 1996. Historically, the Company's relatively low effective tax rates resulted from favorable tax treatment afforded from income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to such subsidiary. The Company began to provide for income taxes on earnings from its subsidiary in the Dominican Republic during the fourth quarter of 1996. This accounts, in part, for the higher effective tax rate for the quarter ended September 30, 1997, versus the same period a year ago. The Company's earnings in the Dominican Republic are subject to federal income tax, but are exempt from state and local taxation. The increase in the effective rate from the prior year was also due to a higher portion of the Company's income in 1996 being earned in Puerto Rico.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

Net Sales

Net sales increased $16,482,222, or 33.4%, to $65,830,000 for the nine months ended September 30, 1997, versus $49,347,778 for the same period a year ago. The increase was a result of increased shipments of rugged outdoor footwear, handsewn casual footwear, and to a lesser extent occupational footwear. The company's customer base continues to become more diversified with additional new accounts being opened. Average selling prices were approximately 3% higher for the nine months ended September 30, 1997, compared to the same period a year ago.

Gross Margin

Gross margin increased $5,557,792, or 43.6%, to $18,302,721 for the nine months ended September 30, 1997, versus $12,744,929 for the same period a year ago. As a percentage of net sales, gross margin was 27.8% for the nine months ended September 30, 1997, versus 25.8% for the same period a year ago. The increase in gross margin as a percentage of net sales is primarily the result of higher production levels in all of the Company's manufacturing plants and increased sales of new products with higher gross margins. The gross margin for the 1996 period was adversely impacted by a one-time sale of discounted product to a large customer, at a substantially reduced margin.

Selling, General and Administrative Expenses

S,G&A expenses increased $3,007,498, or 34.2%, to $11,812,322 for the nine months ended September 30, 1997, versus $8,804,824 for the same period a year ago. The increase was a result of increased sales commissions, professional services and advertising expenses. As a percentage of net sales, S,G&A expenses were 17.9% for the nine months ended September 30, 1997, versus 17.8% for the same period a year ago.

Interest Expense

Interest expense increased $573,827, or 40.3%, to $1,996,277 for the nine months ended September 30, 1997, versus $1,422,450 for the same period a year ago. The increase is a result of additional borrowings and higher rates on the Company's revolving line of credit, which is used to finance working capital needs to support increased sales.

Income Taxes

Income tax expense increased $970,229 to $1,435,789 for the nine months ended September 30, 1997, versus $465,560 for the same period a year ago. The Company's effective tax rate was 32.5% for the nine months ended September 30, 1997, versus 18.7% for the same period in 1996. Historically, the Company's relatively low effective tax rates resulted from favorable tax treatment afforded from income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to such subsidiary. The Company began to provide for income taxes on earnings from its subsidiary in the Dominican Republic during the fourth quarter of 1996. This accounts, in part, for the higher effective tax rate for the nine months ended September 30, 1997 versus the same period a year ago.

The increase in the effective tax rate from the prior year was also due to a higher portion of the Company's income in 1996 being earned in Puerto Rico.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily funded its working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is used primarily to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in January through March of each year and highest in April through September of each year. In addition, the Company requires financing for machinery, equipment, and facility additions, as well as the introduction of new styles of footwear. At September 30, 1997, the Company had working capital of $60,849,270, versus $30,608,581 at December 31, 1996.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings. The maximum dollar amount available under the line of credit was $45,000,000 until November 1, 1997, when it decreased to $42,000,000 until January 1, 1998, when it decreases to $25,000,000. The maximum available under the line of credit increases to $42,000,000 in April 1998. The line of credit changes to match the Company's seasonal requirements for working capital. As of September 30, 1997, the Company had borrowed $42,546,828 against its available line of credit of $45,000,000, (based upon the level of eligible accounts receivable and inventory). Amounts outstanding under the line of credit bear interest at the lender's prime rate. The line of credit terminates on April 30, 1999.

In October and November of 1997, the Company issued 1,570,000 common shares for $18.50 per share resulting in net proceeds to the Company after estimated expenses of aproximately $26,949,000, all of which were used to retire long-term debt outstanding.

Cash paid for capital expenditures during the nine months ended September 30, 1997 was $2,631,349. The Company anticipates capital expenditures for the next year will be primarily for lasts, dies, and patterns for new styles of footwear, retail in-store displays, and replacement machinery and equipment. The Company has begun an approximate $750,000 expansion of its manufacturing facility in the Dominican Republic and, after the expansion is complete, believes it will have sufficient manufacturing capacity to handle additional production needs for the next year. The Company anticipates capital expenditures for the year ended December 31, 1997 will be approximately $3,700,000. The Company believes it will be able to finance such additions and meet operating expenditure requirements through December 31, 1998, through additional long-term borrowing or through operating cash flows, as appropriate.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's customer base (paragraph 2), capital expenditures (paragraph 15), manufacturing capacity (paragraph 15), and financing (paragraph 15). Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-2 (file no. 333-35391), the caption " and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

                            ROCKY SHOES & BOOTS, INC.


Date:  11/12/97                 By:  /s/ David Fraedrich
      ----------                    --------------------------------------------
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

  27                        Financial Data Schedule