Form 10-K
period 1997-12-31
ROCKY SHOES & BOOTS INC
filed 1998-03-27
CIK 895456

                                    FORM 10-K
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)
     [ x ]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1943

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

                                 (740) 753-1951
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value
                                                             Preferred Stock Purchase Rights

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $83,021,381 on March 13, 1998.

         There were 5,444,025 shares of the Registrant's Common Stock outstanding on March 13, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference in Part II.

         Portions of the Registrant's Proxy Statement for 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Business - Business Risks." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                                     PART I


ITEM 1.           BUSINESS.

     Rocky Shoes & Boots, Inc. has two subsidiaries: Five Star Enterprises Ltd. ("Five Star"), a Cayman Islands corporation, which operates a manufacturing facility in La Vega, Dominican Republic, and Lifestyle Footwear, Inc. ("Lifestyle"), a Delaware corporation, which operates a manufacturing facility in Aquadilla, Puerto Rico. Unless the context otherwise requires, all references to "Rocky" or the "Company" include Rocky Shoes & Boots, Inc. and its subsidiaries.

OVERVIEW

     The Company is the successor to the business of The Wm. Brooks Shoe Company, a company established in 1932 by William Brooks, who was later joined by F. M. Brooks, the grandfather of the Company's current Chairman, President and Chief Executive Officer, Mike Brooks. The business was sold in 1959 to a company headquartered in Lancaster, Ohio. John W. Brooks, the father of Mike Brooks, remained as an employee of the business when it was sold. In 1975, John
W. Brooks formed John W. Brooks, Inc. (later known as Rocky Shoes & Boots Co. ("Rocky Co.")) as an Ohio corporation, reacquired the Nelsonville, Ohio operating assets of the original company and moved the business' principal executive offices back to Nelsonville, Ohio. In 1993, the Company, Rocky Co., Lifestyle and Five Star were parties to a reorganization, and in 1996, Rocky Co. was merged with and into the Company, resulting in the Company's present corporate structure.

     Following completion of the Company's initial public offering in 1993, the Company began to convert all of its factories to a modular "Team Pass-Through" manufacturing system. This system substantially increased total manufacturing capacity and operating efficiencies. Most of the Company's footwear is manufactured in the Company's facilities located in Nelsonville, Ohio, the Dominican Republic and Puerto Rico. The Company purchases raw materials from a number of domestic and foreign sources. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof fabric, CORDURA nylon fabric and soling materials. The Company's footwear is distributed nationwide and in Canada from the Company's warehouse located in Nelsonville, Ohio. The Company stores finished goods in the warehouse until they are used to fill an order. If the product ordered is in inventory, it can be shipped to customers within one week of the order; however, a majority of the Company's orders for rugged outdoor footwear are placed in January through April for delivery in July through October.

     In the past, the Company has benefited from a relatively low effective tax rate. The Company receives favorable tax treatment on income earned by its subsidiary in Puerto Rico and benefits from local tax abatements available to such subsidiary. During the fourth quarter of Fiscal 1996, the Company elected to repatriate future earnings of its subsidiary in the Dominican Republic. The repatriation of earnings from its subsidiary in the Dominican Republic is subject to federal income tax, but is exempt from state and local taxation.


-------------
ROCKY(R) is a federally registered trademark of Rocky Shoes & Boots, Inc. This report also refers to trademarks of corporations other than the Company. See "Business - Patents, Trademarks and Trade Names."

STRATEGY

     The Company's objective is to increase sales within its core product categories and markets and to leverage the ROCKY brand into new market segments with products that emphasize the reputation of the Company's footwear for quality, comfort and durability. Key elements of the Company's strategy are as follows:

     Maintain Innovation and Quality. Innovation and quality are hallmarks of the ROCKY brand. The Company believes it has developed a competitive advantage through its ability to produce high quality footwear incorporating premium materials such as GORE-TEX waterproof breathable fabric. The Company continually strives to develop new products and to introduce innovations in each of its footwear market segments. The Company stresses quality control at every stage of its manufacturing process. Each manufacturing facility is staffed with trained quality assurance personnel, and a portion of each manufacturing employee's compensation is based on the level of product quality of each employee's respective work group.

     Increase Awareness of the ROCKY Brand. The Company believes that its long-term reputation for quality has increased awareness of the ROCKY brand. To increase the strength of its brand, the Company has reformulated its advertising strategy by shifting its focus from the retail trade directly to the consumer. A key component of this new strategy includes advertising through cost-effective cable broadcasts aimed at audiences which share the demographic profile of the Company's typical customers. Similarly, the Company is shifting its national print advertising campaign to more consumer-oriented publications. Management believes that by directly targeting the consumer it can convey a broader and more consistent image of the ROCKY brand, thereby increasing demand for its products at higher retail prices.

     Leverage the ROCKY Brand. The Company believes that the ROCKY brand has become a recognizable and established brand name for quality-conscious consumers in the rugged outdoor and occupational segments of the men's footwear market. The Company intends to continue to leverage the ROCKY brand with a major emphasis on broadening its share of the handsewn casual market segment. The Company has discontinued private label manufacturing of handsewn casual footwear in favor of producing a line of ROCKY brand products in this market segment. Additionally, the Company licenses the ROCKY brand for use on certain complementary products, such as socks and hats, in an effort to expand brand recognition.

     Develop an Exclusive Rocky-Focused Sales Force. The Company has historically sold its footwear through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. In an effort to ensure full representation of its complete product line and consistent support of its customers, late in 1995, the Company began replacing its manufacturers' representatives with exclusive sales representatives who sell only ROCKY brand products. Currently, 60% of the Company's sales force is comprised of exclusive sales representatives. The Company's objective is for at least 80% sales force to be exclusive sales representatives.

     Capitalize on Manufacturing Process. The Company manufactures its products under a twin-plant concept by producing its labor intensive "upper portion" in its lower wage rate plants in the Dominican Republic and Puerto Rico and completing its footwear in Puerto Rico and Nelsonville, Ohio where it uses state-of-the-art bottoming techniques. The Company utilizes a modular "Team Pass-Through" manufacturing system in each of its manufacturing facilities. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach, which requires each person to perform a single repetitive task. This system increases the number of pairs of footwear produced per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves the Company's production yields. In addition, the Company believes that its manufacturing process allows it to respond quickly to changes in product demand and consumer preferences.

     Expand Product Sourcing. In 1997 the Company sourced approximately 8.1% of its products in the Far East. The Company sources products to reach price points that it cannot obtain with products manufactured in its own facilities. A greater portion of the Company's products may be sourced in the future if the Company expands and reaches capacity in its manufacturing facilities. The Company employs a full-time quality assurance staff to inspect each shipment sourced in the Far East. All of the Company's sourced footwear is designed by the Company's design and engineering team.

PRODUCT LINES

     The Company's product lines consist of rugged outdoor, occupational and handsewn casual footwear. ROCKY brand products emphasize quality, patented materials, such as GORE-TEX waterproof breathable fabric, CORDURA nylon fabric, CAMBRELLE cushioned lining and THINSULATE thermal insulation. The following table summarizes the Company's product lines:

                         RUGGED OUTDOOR                       OCCUPATIONAL                         HANDSEWN CASUAL
                         --------------                       ------------                         ---------------
TARGET MARKET.......   Hunters and outdoorsmen            Law enforcement personnel,          Retail customers of premium
                                                          security guards, postal workers,    casual wear
                                                          paramedics and factory and
                                                          construction workers

SUGGESTED RETAIL
 PRICE RANGE........   $89 - $239                         $69 - $179                          $79 - $149

DISTRIBUTION
 CHANNELS...........   Sporting goods stores, outdoor     Retail uniform stores, mail         Independent retail stores,
                       specialty stores and mail order    order catalogs, specialty safety    department store chains, mail
                       catalogs                           stores and independent retail       order catalogs and sporting
                                                          stores                              goods stores

COMPANY'S LEADING
 BRAND NAMES........   BEAR CLAW, SNOW                    ELIMINATOR, ROCKY 911               TUFF TERRAINERS and
                       STALKER,                           SERIES, ALPHA,                      OUTBACKS
                       SUPERSTALKERS and                  CROSSTECH, WORKSMART
                       MOUNTAIN STALKERS                  and BEAR CLAW STEEL TOE

     Rugged Outdoor Footwear. Rugged outdoor footwear, which is the Company's largest product line in terms of total net sales, represented $49.8 million, or 52.4%, of fiscal 1997 net sales. The Company's rugged outdoor footwear consists of all season sport/hunting boots that are typically waterproof and insulated. These products are designed to keep outdoorsmen comfortable in extreme conditions. Most of the Company's rugged outdoor footwear have outsoles which are designed to provide excellent cushioning and traction. Although Rocky's rugged outdoor footwear is regularly updated to incorporate new camouflage patterns, the Company believes its products in this category are relatively insensitive to changing fashion trends. For example, two of the Company's most popular current boot styles were introduced in 1984 and 1988, respectively.

     Occupational Footwear. Occupational footwear, which is the Company's second largest product line, represented $23.1 million, or 24.3%, of Fiscal 1997 net sales. All occupational footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable and are typically worn by people who are required to spend a majority of their time at work on their feet. The Company recently began to incorporate Gore's CROSSTECH fabric, which is resistant to blood born pathogens, into certain styles of its occupational footwear. Several of the Company's occupational footwear products are similar in design to certain of the Company's rugged outdoor footwear styles, except the Company's occupational footwear is primarily black in color and features innersole support systems. This product category includes work/steel toe footwear designed for industrial, construction and manufacturing workers who demand leather work boots that are durable, flexible and comfortable. Many companies require their workers to wear steel toe boots and often provide purchase programs for their employees' footwear needs.

     Handsewn Casual Footwear. Aggregate sales of the Company's handsewn casual footwear were $7.8 million in Fiscal 1997, accounting for 8.2% of net sales. The Company's handsewn casual products target the upscale segment of the market and include well-styled, comfortable leather shoes of a variety of constructions, including traditional handsewn. Most of the Company's footwear in this segment is waterproof and highly functional for outdoor activity. The Company has placed increased emphasis on expanding its market share within the casual segment by increasing the number of its product offerings and more directly targeting the retail consumer. The Company currently offers 20 styles of footwear within this market segment. Prior to Fiscal 1996, the Company manufactured handsewn casual products primarily on a private label basis. The Company discontinued manufacturing on a private label basis in order to manufacture handsewn casual footwear exclusively under the ROCKY brand.

     Other. The Company manufactures and/or markets a variety of accessories, including GORE-TEX waterproof oversocks, GORE-TEX waterproof booties, innersole support systems, foot warmers, laces and foot powder. GORE-TEX waterproof oversocks are sold under the ROCKY brand and as private label products. Additionally, the Company periodically contracts its excess manufacturing capacity for shoe uppers and bottoms to other shoe manufacturers. Aggregate sales of other products, including contract manufacturing, were $9.4 million in Fiscal 1997, representing 9.9% of net sales.

     Net Sales Composition. The following table indicates the percentage of net sales derived from each major product line and the factory outlet store for the periods indicated. Historical percentages may not be indicative of the Company's future product mix.


                                                                       TRANSITION
                                                    FISCAL 1995          PERIOD          FISCAL 1996      FISCAL 1997
                                                    -----------          ------          -----------      -----------
Rugged outdoor footwear.....................            57.6%              65.7%             57.8%            52.4%
Occupational footwear.......................            24.0               20.9              23.3             24.3
Handsewn casual footwear....................             8.1                2.1               5.7              8.2
Factory outlet store........................             6.1                7.6               6.6              5.2

Other. . ...................................             4.2                3.7               6.6              9.9
                                                         ---                ---               ---              ---
                                                       100.0%             100.0%            100.0%           100.0%
                                                       ======             ======            ======           ======

PRODUCT DESIGN AND DEVELOPMENT

   Product design and development are initiated both internally by the Company's development staff and externally by customers and suppliers. The Company's product development personnel, marketing personnel and sales representatives work closely to identify opportunities for new styles, camouflage patterns, design improvements and the incorporation of new materials. These opportunities are reported to the Company's development staff which oversees the development and testing of the new footwear. The Company also receives design and product innovation ideas from tradeshows and from its customers and suppliers who work with the Company to design footwear incorporating desired features or product innovations. The Company strives to develop products which respond to the changing needs and tastes of consumers under time constraints imposed by the market. As part of the design process, the Company maintains a computer aided design (CAD) system, which significantly shortens the development period for new footwear styles. Once the product design has been approved for production, a last (a reusable form utilized in the manufacture of footwear) is developed by the Company and then reproduced by a third-party supplier.

SALES, MARKETING AND ADVERTISING

   The Company has developed comprehensive marketing and advertising programs to gain national exposure for its ROCKY brand products in its targeted markets. By creating strong brand awareness, the Company seeks to increase the general level of retail prices for its products, expand its customer base and increase brand loyalty. The Company's footwear is sold by more than 2,600 retail and mail order companies in the United States and Canada. The Company's largest customers include: Cabela's, Inc., Bass Pro Shops, Inc. and Dick's Clothing and Sporting Goods for rugged outdoor footwear; Fecheimer Brothers Uniforms, Inc. and R & R Uniforms, Inc. for occupational footwear; and J.C. Penney Company, Inc. for handsewn casual footwear. No single customer accounted for more than 10% of the Company's revenues in Fiscal 1997.

   The Company's sales and marketing personnel are responsible for developing and implementing all aspects of advertising and promotion of the Company's products. In addition, the Company maintains a network of 48 exclusive sales representatives and manufacturers' representatives, operating in 14 geographic territories, who sell the Company's products throughout the United States and in Canada. The Company has historically sold its products through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. In an effort to ensure full representation of its complete product line and consistent support of its customers, late in 1995, the Company began replacing its manufacturers' representatives with exclusive sales representatives who sell only ROCKY brand products. Currently, 60% of the Company's sales force is comprised of exclusive sales representatives. The Company's objective is for at least 80% of its sales force to be exclusive sales representatives. The Company also changed its sales and manufacturing representatives compensation program by setting performance goals based on sales growth, development of new accounts and increased penetration of existing accounts with new products. The Company's exclusive sales representatives and manufacturers' representatives are paid on a commission basis and are responsible for sales, service and follow-up.

   The Company advertises and promotes the ROCKY brand through a variety of methods, including product packaging, national print advertising and a telemarketing operation. In addition, the Company attends numerous tradeshows. The Company's marketing personnel have developed a product list, product catalog and dealer support system which includes attractive point-of-sale displays and co-op advertising programs. In the future, the Company plans to attend a greater number of tradeshows, which have historically been an important source of new orders, in response to increasing demand and favorable results received from attending such shows.

   The Company believes that its long-term reputation for quality has increased awareness of the ROCKY brand. To further increase the strength of its brand, the Company has reformulated its advertising strategy by shifting its focus from the retail trade directly to the consumer. A key component of this new strategy includes advertising through cost-effective cable broadcasts aimed at audiences which share the demographic profile of the Company's typical customers. Similarly, the Company is shifting its national print advertising campaign to more consumer-oriented publications. The Company places full page advertisements in a number of magazines and other publications having national and international circulations, including Sports Afield, Field & Stream, North American Hunter, Outdoor Life, North American Fisherman, Police and Security News, Rescue and Law and Order. The Company's print advertisements and television commercials emphasize the waterproof nature of the Company's footwear as well as its high quality, comfort, functionality and durability. Management believes that by directly targeting the consumer it can create a more recognizable, consistent image of the ROCKY brand, thereby increasing demand for its products at higher retail prices.

   All of the Company's advertisements include a toll free number for consumers to inquire about the Company's products and to locate their nearest retailer. The Company's national telemarketing operation is a "store-locator" system. A potential customer calls into the telemarketing center where trained telemarketing representatives, who are familiar with all styles of ROCKY footwear, respond to questions and refer the caller to one to three retailers in or near the caller's area according to ZIP code. The telemarketing representative records the name, address and telephone number of the caller, and a letter is sent to the potential customer thanking him or her for the inquiry, again identifying the nearby retailers and inviting the caller to visit the stores to try on a pair of ROCKY shoes or boots. An additional letter is sent to each of the retailers who were recommended to the caller, providing the retailers with the name, address and telephone number of the caller and requesting that their staff contact the potential customer and personally invite them to the store to shop for ROCKY footwear. A ROCKY postcard is provided for the retailer's convenience. A similar process is used with reader service cards placed in various publications which advertise the Company's products.

MANUFACTURING AND SOURCING

   The Company manufactures its products under a twin-plant concept by producing the labor intensive "upper portions" in its lower wage rate plants in the Dominican Republic and Puerto Rico and completing its footwear in Puerto Rico and Nelsonville, Ohio where it uses state-of-the-art bottoming techniques. The Company utilizes a modular "Team

Pass-Through" manufacturing system in each of its manufacturing facilities. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach, which requires each person to perform a single repetitive task. This system increases the number of pairs of footwear produced per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves the Company's production yields. In addition, the Company believes that its manufacturing process allows it to respond quickly to changes in product demand and consumer preferences.

   Quality control is stressed at every stage of the manufacturing process and is monitored by trained quality assurance personnel at each of the Company's manufacturing facilities. Every pair of ROCKY footwear, or its component parts, produced at the Company's facilities is inspected at least five times during the manufacturing process with some styles inspected up to nine times. Every GORE-TEX waterproof fabric bootie liner is individually tested by filling it with compressed air and submerging it in water to verify that it is waterproof. Quality control personnel at the Nelsonville, Ohio warehouse conduct quality control testing on incoming sourced finished goods and raw materials and inspect random samples from the finished goods inventory from each of the Company's manufacturing facilities to ensure that all items meet the Company's high quality standards. A portion of each manufacturing employee's compensation is based on the level of product quality of each employee's respective work group.

   Most of the Company's footwear is produced in its own facilities in Nelsonville, Ohio, the Dominican Republic and Puerto Rico. The Company sources some footwear from manufacturers in the Far East, primarily China, which in 1997 accounted for approximately 8.1% of its products. A greater portion of the Company's products may be sourced in the future if the Company expands and reaches capacity in its manufacturing facilities. The Company sources products to reach price points that it cannot obtain with products manufactured in its own facilities. The Company will source products from outside facilities only if the Company believes that these facilities will maintain the high quality that has become associated with ROCKY brand footwear. All product sourcing is planned and implemented under the direction and supervision of the Company's Director of Sourcing.

   Compliance with federal, state and local regulations with respect to the environment has not had, nor does the Company expect it to have, any material effect on the earnings, manufacturing process, capital expenditures or competitive position of the Company.

SUPPLIERS

   The Company purchases raw materials from a number of domestic and foreign sources. The Company does not have any long-term supply contracts for the purchase of its raw materials, except for limited blanket orders on leather to protect the Company's wholesale selling prices for an extended period of time. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof breathable fabric, CORDURA nylon fabric and soling materials. The Company believes that these materials will continue to be available from its current suppliers, and that, with the exception of GORE-TEX waterproof breathable fabric, there are acceptable present alternatives to these suppliers and materials.

   GORE-TEX waterproof fabric is purchased under license directly from W. L. Gore & Associates, Inc. A majority of the Company's footwear incorporates GORE-TEX waterproof breathable fabric. The Company, which has been a customer of Gore since 1980, was the first footwear manufacturer licensed by Gore to manufacture, promote, sell and distribute footwear worldwide using GORE-TEX waterproof breathable fabric. The Company is currently one of the largest customers of GORE-TEX waterproof breathable fabric for footwear. Although other waterproofing techniques or materials are available, the Company places a high value on its GORE-TEX license because the GORE-TEX trade name has high brand name recognition and the GORE-TEX waterproof breathable fabric used in the manufacture of ROCKY footwear has a reputation for quality and proven performance.

     Under the Company's licensing agreement with Gore, a prototype or sample of each style of shoe or boot designed and produced by the Company that incorporates GORE-TEX waterproof breathable fabric must be tested and approved by Gore before the Company is permitted to manufacture or sell commercial quantities of that style of footwear. Gore's testing involves immersing the Company's footwear prototype for days in a water exclusion tester and flexing the prototype 500,000 times, simulating a 500-mile march through several inches of water. The prototype is then placed in a sweat absorption and transmission tester to measure "breathability," which is the amount of perspiration that can escape from the footwear.

   All of the Company's GORE-TEX fabric footwear is guaranteed to be waterproof for one year from the date of purchase. When a customer claims that a product is not waterproof, the product is returned to the Nelsonville, Ohio manufacturing facility for further testing. If the product fails this testing process, it is either replaced or credit is given, at the customer's discretion. The Company believes that, historically, the claims associated with this guarantee have been consistent with guarantee claims in the footwear industry.

SEASONALITY AND WEATHER

   The Company has historically experienced significant seasonal fluctuations in the sale of its rugged outdoor footwear. A majority of orders for the Company's rugged outdoor footwear are placed in January through April for delivery in July through October. In order to meet demand, the Company must manufacture its rugged outdoor footwear year round to be in a position to ship advance orders during the last two quarters of each calendar year. Accordingly, average inventory levels have been highest during the second and third quarters of each calendar year and sales have been highest in the last two quarters of each calendar year. Because of seasonal fluctuations, there can be no assurance that the results for any particular interim period will be indicative of results for the full year or for future interim periods.

   Many of the Company's products, particularly its rugged outdoor footwear line, are used by consumers in cold or wet weather. Mild or dry weather can have a material adverse effect on sales of the Company's products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future quarter or year. Due to a relatively mild winter in many areas of the United States during the last winter season, the Company believes some of its customers may not have sold a significant portion of their inventory to retail consumers.

   Footwear retailers in general have begun placing orders closer to the selling season. This increases the Company's business risk because it must produce and carry inventories for relatively longer periods. In addition, the later placement of orders may change the historical pattern of orders and sales and increase the seasonal fluctuations in the Company's business. There can be no assurance that the results for any particular interim period or year will be indicative of results for the full year or for any future interim period or year.

BACKLOG

   At June 30, 1997 and June 30, 1996, the Company had unfilled orders from its customers in the amount of approximately $32.2 million and $25.3 million, respectively. By comparison, at December 31, 1997 and December 31, 1996, backlog was $3.7 and $3.3 million, respectively. Because a majority of the Company's orders are placed in January through April for delivery in July through October, the Company's backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on the Company's backlog and, therefore, the Company's backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by customers prior to shipment without penalty.

PATENTS, TRADEMARKS AND TRADE NAMES

   The Company owns eighteen United States patents for shoe upper designs. The Company has two other United States design patent applications for shoe soles that have been allowed, but for which patents have not yet been issued. The Company has eight additional United States design patent applications pending for shoe soles and two for shoe uppers. The Company is not aware of any infringement of its patents or that it is infringing any patents owned by third parties.

   The Company owns United States federal registrations for its marks ROCKY(R), ROCKY BOOTS(R) (which claims a ram's head Design as part of the mark), BEAR CLAW(R), CORNSTALKERS(R), COME WALK WITH U.S. and Design(R), ROCKY 911 SERIES and Design(R), SNOW STALKER(R), 4 WAY STOP and Design(R), and STALKERS(R). Additional mark variations for ROCKY BOOTS(R) and Design (which claims a ram's head Design as part of the mark), ROCKY and Design(TM) for cigars, and ROCKY ROCKY SHOES & BOOTS INC. SINCE 1932 and Design(R) plus a detailed full ram Design are the subject of pending United States federal applications for registration. In addition, the Company uses and has common law rights in the marks ROCKY(R) MOUNTAIN STALKERS(R), and other ROCKY(R) marks. During 1994, the Company began to increase distribution of its goods in several countries, including countries in Western Europe, Canada and Japan. The Company has applied for trademark registration of its ROCKY(R) mark in a number of foreign countries.

   The Company also uses in its advertising and in other documents the following trademarks owned by corporations other than the Company: GORE-TEX(R) and CROSSTECH(R) are registered trademarks of W.L. Gore & Associates, Inc.; CORDURA(R) is a registered trademark of E.I. DuPont de Nemours and Company; THINSULATE(R) is a registered trademark of Minnesota Mining and Manufacturing Company; and CAMBRELLE(R) is a trademark of Koppers Industries, Inc. The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other corporations.

COMPETITION

   The Company operates in a very competitive environment. Product function, design, comfort, quality, technological improvements, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for the Company's footwear. The Company believes that, based on these factors, it competes favorably in its rugged outdoor footwear and occupational footwear market niches. Many of the Company's competitors have greater financial, distribution and marketing resources than the Company. The Company has at least five major competitors in each of its markets. All of these competitors have strong brand name recognition in the markets that they serve.

   The footwear industry is subject to rapid changes in consumer preferences. The Company's handsewn casual product line and certain styles within its rugged outdoor and occupational product lines are susceptible to fashion trends. Therefore, the success of these products and styles are more dependent on the Company's ability to anticipate and respond to changing fashion trends and consumer demands within its niche market in a timely manner. The Company's inability or failure to do so could adversely affect consumer acceptance of these product lines and styles and could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

   At December 31, 1997, the Company had approximately 1,666 full-time employees and 30 part-time employees. Approximately 1,271 of these full-time employees are in the Dominican Republic and Puerto Rico, including approximately 1,008 in production and the balance in managerial and administrative positions. The production employees at the Nelsonville, Ohio facility are represented by the Amalgamated Clothing and Textile Workers Union. The current collective bargaining agreement between the Company and the union was reached in May 1996 and will expire in May 1998. The Company believes the agreement is consistent with other contracts in the footwear industry. Management considers its relations with all of its employees, both union and non-union, to be good.

BUSINESS RISKS

   The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

   Changes in Consumer Demand. The footwear industry is subject to rapid changes in consumer preferences. Demand for the Company's products, particularly the Company's handsewn casual product line and certain styles within its rugged outdoor and occupational product lines, may be adversely affected by changing fashion trends. The future success of the Company will depend upon the Company's ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. The Company's failure to adequately anticipate or respond to such changes could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, sales of the Company's products may be negatively affected by weak consumer spending as a result of adverse economic trends or uncertainties regarding the economy. See "Business -- Competition."

   Seasonality. The Company has historically experienced, and expects to continue to experience, significant seasonal fluctuations in the sale of its products. The Company's operating results have varied significantly in the past, and may vary significantly in the future, partly due to such seasonal fluctuations. A majority of the orders for the Company's rugged outdoor footwear are placed in January through April for delivery in July through October. To meet demand, the Company must manufacture its products year-round. Accordingly, average inventory levels have been highest during the second and third quarters of each calendar year, and sales have been highest in the last two quarters of each calendar year. The Company believes that sales of its products will continue to follow this seasonal cycle. Additionally, the Company does not have long-term contracts with its customers. Accordingly, there is no assurance that the results for any particular quarter will be indicative of results for the full year or for the future. The Company believes that comparisons of its interim results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the factors mentioned above as well as factors discussed elsewhere in this Form 10-K, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock will likely be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Seasonality and Weather."

   Impact of Weather. Many of the Company's products, particularly its rugged outdoor footwear line, are used primarily in cold or wet weather. Mild or dry weather may have a material adverse effect on sales of the Company's products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future period. See "Business -- Seasonality and Weather."

     Competition. The footwear industry is intensely competitive, and the Company expects competition to increase in the future. Many of the Company's competitors have greater financial, distribution and marketing resources than the Company. The Company's ability to succeed depends on its ability to remain competitive with respect to the quality, design, price and timely delivery of its products. Competition could materially adversely affect the Company's business, financial condition and results of operations. See "Business -- Competition."

   Reliance on Suppliers. The Company purchases raw materials from a number of domestic and foreign sources. The Company does not have any long-term supply contracts for the purchase of its raw materials, except for limited blanket orders on leather. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof fabric, CORDURA nylon fabric and soling materials. The Company believes that currently there are acceptable alternatives to these suppliers and materials, with the exception of the GORE-TEX waterproof fabric.

   The Company is currently one of the largest customers of GORE-TEX waterproof fabric for use in footwear. The Company's licensing agreement with W.L. Gore & Associates, Inc. may be terminated by either party upon 90 days written notice. Although other waterproofing techniques and materials are available, the Company places a high value on its GORE-TEX waterproof breathable fabric license because GORE-TEX has high brand name recognition and the GORE-TEX waterproof fabric used in the manufacture of ROCKY footwear has a reputation for quality and proven performance. Even though the Company does not believe that its supply of GORE-TEX waterproof fabric will be interrupted in the future, no assurance can be given in this regard. The Company's loss of its license to use GORE-TEX waterproof breathable fabric could materially adversely affect the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Suppliers."

   The Company delivers a majority of shipments to its customers via United Parcel Service ("UPS"). Possible interruptions of UPS's service in the future could have a material adverse effect on the Company's business, financial condition and results of operations.


   Changing Retailing Trends. Historically, the Company has chosen not to sell products to discount mass merchandisers. A continued shift in the marketplace from traditional independent retailers to large discount mass merchandisers has increased the pressure on many footwear manufacturers to sell products to large discount mass merchandisers at less favorable margins. Because of competition from large discount mass merchandisers, a number of small retailing customers of the Company have gone out of business, and in the future more of such customers may go out of business, which could have a material adverse effect on the Company's business, financial condition and results of operations. Although progressive independent retailers have attempted to improve their competitive position by joining buying groups, stressing personal service and stocking more products that address specific local needs, a continued shift to discount mass merchandisers could have a material adverse effect on the Company's business, Financial condition and results of operations and could cause the Company to reevaluate its strategy. See "Business -- Sales, Marketing and Advertising."

   Reliance on Key Personnel. The development of the Company's business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman, President and Chief Executive Officer, David Fraedrich, Executive Vice President and Chief Financial Officer and William S. Moore, Senior Vice President -- Sales and Marketing. Each of these executive officers has an at-will employment agreement with the Company. Messrs. Brooks' and Fraedrich's employment agreements provide that in the event of termination of employment with the Company, they may not compete with the Company for a period of one year. Mr. Moore's employment agreement provides that in the event of termination of employment with the Company, he may not compete with the Company for a period of three months, which period may be extended an additional six months by the Company. The Company has obtained key man life insurance on Messrs. Brooks, Fraedrich and Moore in the amount of $1,146,022, $1,143,602 and $888,989, respectively. The loss of the services of any of these officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

   Reliance on Foreign Manufacturing. Most of the Company's rugged outdoor and handsewn casual footwear uppers are produced in the Dominican Republic. Therefore, the Company's business is subject to the risks of doing business offshore, such as: the imposition of additional United States legislation and regulations relating to imports, including quotas, duties, taxes or other charges or restrictions; weather conditions in the Dominican Republic; foreign governmental regulation and taxation; fluctuations in foreign exchange rates; changes in economic conditions; changes in the political stability of the Dominican Republic; and changes in relationships between the United States and the Dominican Republic. If any such factors were to render the conduct of business in the Dominican Republic undesirable or impracticable, the Company would have to locate new facilities for its manufacturing operations. There can be no assurance that additional facilities would be available to the Company or, if available, that such facilities could be obtained on terms favorable to the Company. Such a development would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing and Sourcing."

   Changes in Tax Rates. In past years, the Company's effective tax rate typically has been substantially below the United States federal statutory rates. The Company has paid minimal income taxes on income earned by its subsidiary in Puerto Rico due to tax credits afforded the Company under Section 936 of the Internal Revenue Code and local tax abatements. However, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company will be capped beginning in 2002 and terminate in 2006. In addition, the Company's local tax abatements in Puerto Rico are due to expire in 2004. Prior to Fiscal 1996, the Company paid no foreign income tax on the income generated by its subsidiary in the Dominican Republic. During the fourth quarter of Fiscal 1996, the

Company elected to repatriate future earnings of its subsidiary in the Dominican Republic. The Company's future tax rate will vary depending on many factors, including the level of relative earnings and tax rates in each jurisdiction in which it operates and the repatriation of any foreign income to the United States. Accordingly, since October 1, 1996, the Company has accrued taxes on all amounts repatriated and will accrue taxes on future earnings as they are no longer deemed permanently invested. The Company cannot anticipate future changes in such laws. Increases in effective tax rates or changes in tax laws may have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Concentration of Stock Ownership; Certain Corporate Governance Measures. The directors, executive officers and principal shareholders of the Company beneficially own approximately 17.1% of the Company's outstanding Common Stock. As a result, these shareholders are able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. The Company has also adopted certain corporate governance measures which, individually or collectively, could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company even if such events might be deemed by certain shareholders to be beneficial to the interest of the shareholders.

   Volatility of Market Price. From time to time, there may be significant volatility in the market price of the Common Stock. The Company believes that the current market price of its Common Stock reflects expectations that the Company will be able to continue to market its products profitably and develop new products with market appeal. If the Company is unable to market its products profitably and develop new products at a pace that reflects the expectations of the market, investors could sell shares of the Common Stock at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Stock.

   In addition to the operating results of the Company, changes in earnings estimates by analysts, changes in general conditions in the economy or the financial markets or other developments affecting the Company or its industry could cause the market price of the Common Stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies, including the Company, for reasons unrelated to their operating performance. See "Market for the Registrant's Common Equity and Related Matters."

   Limited Protection of Intellectual Property. The Company regards certain of its footwear designs as proprietary and relies on patents to protect those designs. The Company believes that the ownership of the patents is a significant factor in its business. Existing intellectual property laws afford only limited protection of the Company's proprietary rights, and it may be possible for unauthorized third parties to copy certain of the Company's footwear designs or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. The Company believes its patents provide a measure of security against competition, and the Company intends to enforce its patents against infringement by third parties. However, if the Company's patents are found to be invalid, to the extent they have served, or would in the future serve, as a barrier to entry to the Company's competitors, such invalidity could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company owns United States federal registrations for a number of its trademarks, trade names and designs. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. The Company also uses and has common law rights in certain trademarks. During 1994, the Company began to increase distribution of its goods in several foreign countries. Accordingly, the Company has applied for trademark registrations in a number of these countries. The Company intends to enforce its trademarks and trade names against unauthorized use by third parties. However, existing trademark and trade name laws afford only limited protection, and the laws of countries other than the United States may not protect the Company's proprietary rights to as great an extent as do the laws of the United States. Accordingly, regardless of the legal rights of the Company, it may be possible for unauthorized third parties to use the Company's trademarks, trade names or designs and realize monetary gain at the Company's expense. Although such unauthorized use may be illegal, the Company may be forced to expend substantial resources to enforce its rights and nonetheless be divested of a portion of its goodwill as a result of such unauthorized use. See "Business -- Patents, Trademarks and Trade Names."

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability and its operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business Risks" in this Annual Report on Form 10-K and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


ITEM 2.           PROPERTIES.

   The Company's executive offices and factory outlet store are located in Nelsonville, Ohio in a two-story 25,000 square foot building adjacent to the Company's Nelsonville manufacturing facility. The first floor of this building, which consists of approximately 12,500 square feet, houses the Company's factory outlet store which was opened in late 1994. The second floor houses the Company's executive offices. The Company also owns a 5,000 square foot building, in Nelsonville, Ohio, subject to a mortgage, which is used to house administrative staff.

   The Company owns a 98,000 square foot distribution warehouse in Nelsonville, Ohio. This warehouse receives and stores raw materials for all of the Company's manufacturing facilities. Additionally, under a two-year lease entered into in January 1997, the Company leases 18,000 square feet of warehouse space in Logan, Ohio, which it uses to store raw materials.

   The Company leases a 41,000 square foot manufacturing facility in Nelsonville, Ohio, from the William Brooks Real Estate Company, an entity owned by certain members of the Brooks family, including Mike Brooks and Barbara Brooks Fuller, who are also executive officers and directors of the Company. The lease expires in February 2002 and is renewable for one five-year term.

   On a temporary basis the Company is leasing a 50,000 square foot facility in Newark, Ohio to store overflow finished goods inventory and rubber products and retail inventory. The Company is currently negotiating a permanent lease for this facility.

   Lifestyle leases a 20,500 square foot manufacturing facility and a 22,700 square foot manufacturing facility and warehouse in Puerto Rico from the Puerto Rico Industrial Development Company under net noncancellable operating leases, one of which expires in 1998 and one of which expires in 2002. These leases will automatically renew for additional ten-year periods unless otherwise terminated.

   Five Star's manufacturing facility, consisting of three connected buildings and a stand-alone building, is located in a tax-free trade zone in the Dominican Republic. Five Star leases 82,600 square feet of this facility from the Dominican Republic Corporation for Industrial Development (the "DRCID") under a Consolidation of Lease Contract, dated as of December 13, 1993, the term of which expires on February 1, 2003. Five Star leases 32,000 square feet of this facility from the DRCID under a temporary lease. The Company is currently negotiating a permanent lease for the 32,000 square foot facility.

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

                                   PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.


MARKET INFORMATION

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "RCKY." The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market:


                        QUARTER ENDED                            HIGH        LOW
                        -------------                            ----        ---
March 31, 1996.........................................             6.75      5.00

June 30, 1996..........................................             8.50      5.50

September 30, 1996.....................................             8.25      6.75

December 31, 1996......................................            10.00      6.75

March 31, 1997.........................................            16.25      8.25

June 30, 1997..........................................            17.38     12.63

September 30, 1997.....................................            19.38     15.88

December 31, 1997......................................            21.50     14.38

     On March 13, 1998, the last reported sales price of the Common Stock on the Nasdaq National Market was $15.25 per share. As of March 13, 1998, there were approximately 183 shareholders of record of the Common Stock.

     The Company presently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors. Presently, the Line of Credit (as defined below) restricts the payment of dividends on the Common Stock. At December 31, 1997, approximately $10,450,439 of retained earnings was available for distribution.

ITEM 6.           SELECTED FINANCIAL DATA.

                             SELECTED FINANCIAL DATA
                    (in thousands, except for per share data)


                                                                     TWELVE
                                                                     MONTHS          SIX                YEAR ENDED JUNE 30,
                                               YEARS ENDED            ENDED         MONTHS
                                            12/31/97 12/31/96       12/31/95        ENDED
                                            -------- --------       --------        -----
                                                                   (UNAUDITED)     12/31/95      1995        1994        1993
                                                                   -----------     --------      ----        ----        ----
INCOME STATEMENT DATA
Net sales............................       $95,027    $73,148       $60,384       $36,124      $60,227     $52,895    $41,205
Income (loss) before extraordinary
   loss and cumulative effect of change
   in accounting principle...........         4,761      2,806         (537)         (490)        1,433       1,820      1,767
Net income (loss)....................        $4,761     $2,806        $(537)        $(490)       $1,433      $1,820     $1,753

BALANCE SHEET DATA
Total assets.........................       $80,955    $58,090       $49,081       $49,081      $59,458     $51,943    $38,528
Total long-term debt.................        13,407     19,520        16,554        16,554       15,503      17,357      5,251
Shareholders' equity.................        59,197     26,375        23,569        23,569       24,059      22,627     21,594

PER SHARE
Income (loss) before extraordinary
   loss and cumulative effect of change
   in accounting principle:
      Basic..........................         $1.16      $0.77       $(0.15)       $(0.13)        $0.39       $0.49      $0.63
      Diluted........................         $1.10      $0.74       $(0.15)       $(0.13)        $0.38       $0.48      $0.60
Net income (loss):
      Basic..........................         $1.16      $0.77       $(0.15)       $(0.13)        $0.39       $0.49      $0.63
      Diluted........................         $1.10      $0.74       $(0.15)       $(0.13)        $0.38       $0.48      $0.60

Weighted average number of
   shares outstanding:
      Basic..........................         4,088      3,666         3,666         3,666        3,666       3,707      2,793
      Diluted........................         4,330      3,776         3,666         3,666        3,762       3,831      2,906

Note: During fiscal 1993, the Company retired all outstanding 13.25% subordinated debentures originally due 2005 resulting in an extraordinary loss of $148,400. Also in fiscal 1993, the Company changed its method of accounting for income taxes resulting in the cumulative effect of an increase in net income of $134,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial balance sheets as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholder's equity, and cash flow for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the year ended June 30, 1995, together with the independent auditors' report thereon appear in the Company's Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 19, 1998, and is incorporated herein by reference.


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

                  Consolidated Balance Sheets as of December 31, 1997 and
                           December 31, 1996

                  Consolidated Statements of Operations for the fiscal years ended December 31, 1997 and December 31, 1996, the six months ended December 31, 1995, and the fiscal year ended June 30, 1995

                  Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 1997 and December 31, 1996, the six months ended December 31, 1995, and the fiscal year ended June 30, 1995

                  Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1997 and December 31, 1996, the six months ended December 31, 1995, and the fiscal year ended June 30, 1995

                  Notes to Consolidated Financial Statements for the fiscal
                           years ended December 31, 1997 and December 31, 1996, the six months ended December 31, 1995, and the fiscal year ended June 30, 1995

                  Independent Auditors' Report

     (2) The following financial statement schedule for the fiscal years ended December 31, 1997, December 31, 1996, the six months ended December 31, 1995, and the fiscal year ended June 30, 1995 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.


                  Schedule II -- Consolidated Valuation and Qualifying Accounts

         Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

     (3) Exhibits:


    Exhibit
     Number                                          Description
     ------                                          -----------
       3.1        Second Amended and Restated Articles of Incorporation of the Registrant.

       3.2        Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement).

       4.1        Form of Stock Certificate for the Registrant (incorporated by reference to Exhibit
                  4.1 to the Registration Statement).

       4.2        Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth
                  of the Registrant's Amended and Restated Articles of Incorporation (see Exhibit
                  3.1).

       4.3        Articles I and II of the Registrant's Code of Regulations (see Exhibit 3.2).

       10.1       Form of Employment Agreement, dated July 1, 1995, for executive officers
                  (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
                  10-K for the fiscal year ended June 30, 1995 (the "1995 Form 10-K")).

       10.2       Information concerning Employment Agreements substantially similar to Exhibit
                  10.1.

       10.3       Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots
                  Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration
                  Statement).

       10.4       Information concerning Deferred Compensation Agreements substantially similar to
                  Exhibit 10.3.

       10.5       Form of Company's amended 1992 Stock Option Plan (incorporated by reference to
                  Exhibit 10.5 to the 1995 Form 10-K).

       10.6       Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the
                  Registration Statement).

       10.7       Revolving Credit Loan Agreement, dated January 28, 1997, among Rocky Shoes &
                  Boots, Inc., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., Bank One
                  Columbus, N.A., The Huntington National Bank, and Bank One, Columbus, N.A., as
                  Agent (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10- K")).

       10.8       Term Loan Agreement and First Amendment to Revolving Credit Loan Agreement, dated as of April 18, 1997, between the Registrant, Five Star Enterprises Ltd.,
                  Lifestyle Footwear, Inc., Bank One, Columbus, N.A., the Huntington National Bank,
                  and Bank One, Columbus, N.A., as Agent (incorporated by reference to Exhibit 10.8 to Form S-2 filed September 11, 1997, registration number 333-35391).

     Exhibit
      Number                                          Description
      ------                                          -----------
       10.9       Buy-Sell Agreement, dated December 21, 1992, among the Registrant, Mike Brooks,
                  Charles Stuart Brooks, Jay W. Brooks, Barbara Brooks Fuller, and Patricia H. Robey
                  (incorporated by reference to Exhibit 10.8 to the Registration Statement).

       10.10      First Amendment to Buy-Sell Agreement, dated as of March 30, 1995, among the
                  Registrant, Mike Brooks, Barbara Brooks Fuller, Patricia H. Robey, Jay W. Brooks
                  and Charles Stuart Brooks (incorporated by reference to Exhibit No. 10.7 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (the
                  "March 31, 1995 Form 10-Q")).

       10.11      Second Amendment to Buy-Sell Agreement, dated as of June 30, 1996, among the
                  Registrant, Mike Brooks, Barbara Brooks Fuller, Patricia H. Robey, Jay W. Brooks
                  and Charles Stuart Brooks (incorporated by reference to Exhibit 10.11 to Form S-2 filed September 11, 1997, registration number 333-35391).

       10.12      Master Agreement, dated as of February 1, 1996, by and between Bank One, Columbus,
                  N.A., and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the transition period ended December
                  31, 1995).

       10.13      Indemnification Agreement, dated December 21, 1992, between the Registrant and
                  Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration
                  Statement).

       10.14      Information concerning Indemnification Agreements substantially similar to Exhibit
                  10.13 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (the "1993 Form 10-K")).

       10.15      Trademark License Agreement and Manufacturing Certification Agreement, each dated
                  May 14, 1994, between Rocky Shoes & Boots Co. and W. L. Gore & Associates, Inc.
                  (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form
                  10-K for the fiscal year ended June 30, 1994 (the "1994 Form 10-K")).

       10.16      Decree of Tax Exemption from the Government of the Commonwealth of Puerto Rico
                  (incorporated by reference to Exhibit 10.13 to the Registration Statement).

       10.16A     English Translation of Addendum to Exhibit 10.16 (incorporated by reference to
                  Exhibit 10.13A to the Registration Statement).

       10.17      Lease Agreement, dated March 1, 1987, as amended, between Rocky Shoes & Boots Co.
                  and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.14 to the Registration Statement).

       10.18      Lease Contract, dated August 31, 1988, between Lifestyle Footwear, Inc. and The
                  Puerto Rico Industrial Development Company regarding factory location 1
                  (incorporated by reference to Exhibit 10.15 to the Registration Statement).

     Exhibit
      Number                                          Description
      ------                                          -----------
       10.19      Lease Contract, undated, between Lifestyle Footwear, Inc. and The Puerto Rico
                  Industrial Development company regarding factory location 2 (incorporated by reference to Exhibit 10.16 to the Registration Statement).

       10.19A     English translation of Exhibit 10.19 (incorporated by reference to Exhibit 10.16A to the Registration Statement).

       10.20      Lease Agreement, dated December 13, 1993, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development regarding buildings and annexes of a combined manufacturing surface of 75,526 square feet, located in the Industrial Free Zone of La Vega (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                  1995 (the "September 30, 1995 Form 10-Q")).

       10.20A     English translation of Exhibit 10.20 (incorporated by reference to Exhibit 10.2A to the September 30, 1995 Form 10-Q).

       10.21      Continuing Security Agreement, dated January 28, 1997, among Rocky Shoes & Boots,
                  Inc., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and Bank One,
                  Columbus, N.A., as Agent (incorporated by reference to Exhibit 10.18 to the 1996
                  Form 10-K).

       10.22      Loan Purchase, Assignment and Master Amendment Agreement, dated as of February 1,
                  1996, among Bank One Columbus, N.A., NBD Bank, NBD Bank, as Agent, Rocky Shoes &
                  Boots, Inc., Rocky Shoes & Boots, Co., Five Star Enterprises Ltd., and Lifestyle
                  Footwear, Inc. (incorporated by reference to Exhibit 10.19 to the Company's Annual
                  Report on Form 10-K for the transition period ended December 31, 1995).

       10.23      Installment Business Loan Note, dated August 19, 1993, among Rocky Shoes & Boots,
                  Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear,
                  Inc., and NBD Bank (incorporated by reference to Exhibit 10.20 to the 1994 Form
                  10-K).

       10.24      Second Amendment to Business Loan Note, dated January 28, 1997, among Rocky Shoes
                  & Boots, Inc., Five Star Enterprises Ltd., and Lifestyle Footwear, Inc.
                  (incorporated by reference to Exhibit 10.21 to the 1996 Form 10-K).

       10.25      Term Lease Master Agreement, dated April 27, 1993, between Rocky Shoes & Boots,
                  Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.22 to the
                  1993 Form 10-K).

       10.26      Fourth Amendment to Promissory Note, dated January 28, 1997, among Rocky Shoes & Boots,
                  Inc., Five Star Enterprises Ltd., and Lifestyle Footwear, Inc. (incorporated by reference to Exhibit 10.23 to the 1996 Form 10-K).

       10.27      Acceptance Credit Agreement, dated May 4, 1993, among Rocky Shoes & Boots, Inc.,
                  Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and
                  NBD Bank (incorporated by reference to Exhibit 10.24 to the 1994 Form 10-K).

     Exhibit
      Number                                          Description
      ------                                          -----------
       10.28      Adjustable Rate Note, dated May 23, 1988, between Nelsonville Home and Savings
                  Association and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit
                  10.25 to the Registration Statement).

       10.29      First Amendment to Acceptance Credit Agreement, dated October 20, 1993, among
                  Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd.,
                  Lifestyle Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit 10.26 to the 1994 Form 10-K).

       10.30      Form of Company's 1995 Stock Option Plan (incorporated by reference to Exhibit
                  10.27 to the 1995 Form 10-K).

       10.31      Form of Stock Option Agreement under the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).

       10.32      Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, dated
                  March 30, 1995, between Rocky Shoes & Boots Co. and NBD Bank, as Agent
                  (incorporated by reference to Exhibit No. 10.3 to the March 31, 1995 Form 10-Q).

       10.33      Installment Business Loan Note, dated May 11, 1994, among Rocky Shoes & Boots,
                  Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear,
                  Inc., and NBD Bank (incorporated by reference to Exhibit 10.30 to the 1994 Form
                  10-K).

       10.34      Construction and Term Loan Agreement, dated October 27, 1993, among Rocky Shoes &
                  Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle
                  Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit 10.31 to the
                  1994 Form 10-K).

       10.35      Promissory Note, dated October 27, 1993, among Rocky Shoes & Boots, Inc., Rocky
                  Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD
                  Bank (incorporated by reference to Exhibit 10.32 to the 1994 Form 10- K).

       10.36      Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, dated
                  October 27, 1993, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five
                  Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit 10.33 to the 1994 Form 10-K).

       10.37      First Amendment to Construction and Term Loan Agreement, dated January 28, 1994, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises
                  Ltd., Lifestyle Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit
                  10.34 to the 1994 Form 10-K).

       10.38      First Amendment to Promissory Note, dated January 28, 1994, among Rocky Shoes &
                  Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle
                  Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit 10.35 to the
                  1994 Form 10-K).

     Exhibit
      Number                                          Description
      ------                                          -----------
       10.39      First Amendment to Open-End Mortgage, Security Agreement and Assignment of Rents
                  and Leases, dated January 28, 1994, among Rocky Shoes & Boots, Inc., Rocky Shoes &
                  Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                  (incorporated by reference to Exhibit 10.36 to the 1994 Form 10-K).

       10.40      Letter Agreement between the Registrant and the Kravetz Group, dated August 3,
                  1994 (incorporated by reference to Exhibit No. 10.6 to the March 31, 1995 Form
                  10-Q).

       10.41      Amended and Restated Master Business Loan Note, dated March 30, 1995, among the
                  Registrant, Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle
                  Footwear, Inc. (incorporated by reference to Exhibit No. 10.4 to the March 31,
                  1995 Form 10-Q).

       10.42      Third Amendment to Construction and Term Loan Agreement, dated as of March 30,
                  1995, among the Registrant, Rocky Shoes & Boots Co., Five Star Enterprises Ltd.,
                  and Lifestyle Footwear, Inc. (incorporated by reference to Exhibit No. 10.5 to the
                  March 31, 1995 Form 10-Q).

       10.43      Loan Agreement, dated as of October 7, 1994, between the Director of Development of the State of Ohio and Rocky Shoes & Boots Co. (incorporated by reference to
                  Exhibit 10.43 to the 1995 Form 10-K).

       10.44      Promissory Note, dated October 7, 1994, by Rocky Shoes & Boots Co. to the Director
                  of Development of the State of Ohio (incorporated by reference to Exhibit 10.44 to the 1995 Form 10-K).

       10.45      Security Agreement, dated as of October 7, 1994, between the Director of
                  Development of the State of Ohio and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.45 to the 1995 Form 10-K).

       10.46      Form of Employment Agreement, dated September 7, 1995, for executive officers
                  (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

       10.47      Information covering Employment Agreements substantially similar to Exhibit 10.46
                  (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

       13         Portions of the Company's Annual Report to Shareholders for the fiscal year ended
                  December 31, 1997.

       21         Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form
                  S-2 filed September 11, 1997, registration number 333-35391).

       23         Consent of Deloitte & Touche LLP.

       24         Powers of Attorney.

       27         Financial Data Schedule.

     The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

(B)  REPORTS ON FORM 8-K

     Form 8-K, dated November 5, 1997, filed November 14, 1997, regarding shareholders rights plan (Item 5.)

(C)  EXHIBITS

     The exhibits to this report begin on page _____.

(D)  FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule and the independent auditors' report thereon are included on the following pages.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Rocky Shoes & Boots, Inc.

We have audited the consolidated financial statements of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 1997 and 1996, and for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the year ended June 30, 1995, and have issued our report thereon dated March 6, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Rocky Shoes & Boots, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statements schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

March 6, 1998
Columbus, Ohio

ROCKY SHOES & BOOTS, INC.                                           SCHEDULE II
AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS DECEMBER 31, 1997 and 1996, THE SIX MONTHS ENDED DECEMBER 31, 1995, AND
FISCAL YEAR ENDED JUNE 30, 1995


                    Column A                        Column B              Column C             Column D        Column E
                                                                    Additions Charged To
                                                                    --------------------
                                                   Balance at                                                 Balance at
                                                   Beginning      Costs and       Other                         End of
                  DESCRIPTION                      of Period       Expenses      Accounts     Deductions        Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1997                           $291,000      $413,678                   $(214,678)       $490,000

Year ended December 31, 1996                           $156,000      $384,813                   $(249,813)       $291,000

Six months ended December 31, 1995                     $285,000      $119,940                   $(248,940)       $156,000

Fiscal year ended June 30, 1995                        $180,000      $189,385                   $ (84,385)       $285,000

RESERVE FOR OBSOLETE INVENTORY:

Year ended December 31, 1997                           $642,000      $291,000                   $(642,000)       $291,000

Year ended December 31, 1996                           $      0      $642,000                   $       0        $642,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROCKY SHOES & BOOTS, INC.



Date:   March 26, 1998                    By:    /s/ Dave Fraedrich
                                             -----------------------------------
                                             Dave Fraedrich, Executive Vice
                                             President, Treasurer and Chief
                                             Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


                   Signature                                      Title                               Date
                                                Chairman, President and Chief                    March 26, 1997
                                                Executive Officer (Principal
      * Mike Brooks                             Executive Officer)
--------------------------------------------
             Mike Brooks

       /s/ Dave Fraedrich                       Executive Vice President, Treasurer,             March 26, 1997
--------------------------------------------    Chief Financial Officer and Director
             Dave Fraedrich                     (Principal Financial and Accounting
                                                Officer)



          * Curtis A. Loveland                  Secretary and Director                           March 26, 1997
--------------------------------------------
             Curtis A.  Loveland

           * Leonard L. Brown                   Director                                         March 26, 1997
--------------------------------------------
              Leonard L. Brown

            * Barbara Brooks Fuller             Director                                         March 26, 1997
--------------------------------------------
             Barbara Brooks Fuller

          * Stanley I. Kravetz                  Director                                         March 26, 1997
--------------------------------------------
            Stanley I. Kravetz

          * James L. Stewart                    Director                                         March 26, 1997
--------------------------------------------
             James L. Stewart

          * Robert D. Stix                      Director                                         March 26, 1997
--------------------------------------------
             Robert D. Stix

*By:    /s/ Dave Fraedrich
--------------------------------------------
       Dave Fraedrich, Attorney-in-Fact

                            ROCKY SHOES & BOOTS, INC.





                            ------------------------



                                  EXHIBIT INDEX

                                       TO

                                  ANNUAL REPORT
                                  ON FORM 10-K

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1997


                           ---------------------------

     Exhibit
      Number                                          Description
      ------                                          -----------
       3.1        Second Amended and Restated Articles of Incorporation of the Registrant.

       3.2        Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement).

       4.1        Form of Stock Certificate for the Registrant (incorporated by reference to Exhibit
                  4.1 to the Registration Statement.

       4.2        Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth
                  of the Registrant's Amended and Restated Articles of Incorporation (see Exhibit
                  3.1).

       4.3        Articles I and II of the Registrant's Code of Regulations (see Exhibit 3.2).

       10.1       Form of Employment Agreement, dated July 1, 1995, for executive officers
                  (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
                  10-K for the fiscal year ended June 30, 1995 (the "1995 Form 10-K")).

       10.2       Information concerning Employment Agreements substantially similar to Exhibit
                  10.1.

       10.3       Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots
                  Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration
                  Statement).

       10.4       Information concerning Deferred Compensation Agreements substantially similar to
                  Exhibit 10.3.

       10.5       Form of Company's amended 1992 Stock Option Plan (incorporated by reference to
                  Exhibit 10.5 to the 1995 Form 10-K).

       10.6       Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the
                  Registration Statement).

       10.7       Revolving Credit Loan Agreement, dated January 28, 1997, among Rocky Shoes &
                  Boots, Inc., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., Bank One
                  Columbus, N.A., The Huntington National Bank, and Bank One, Columbus, N.A., as
                  Agent (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10- K")).

       10.8       Term Loan Agreement and First Amendment to Revolving Credit Loan Agreement, dated as of April 18, 1997, between the Registrant, Five Star Enterprises Ltd.,
                  Lifestyle Footwear, Inc., Bank One, Columbus, N.A., the Huntington National Bank,
                  and Bank One, Columbus, N.A., as Agent (incorporated by reference to Exhibit 10.8 to Form S-2 filed September 11, 1997, registration number 333-35391).

       10.9       Buy-Sell Agreement, dated December 21, 1992, among the Registrant, Mike Brooks,
                  Charles Stuart Brooks, Jay W. Brooks, Barbara Brooks Fuller, and Patricia H. Robey
                  (incorporated by reference to Exhibit 10.8 to the Registration Statement).

     Exhibit
      Number                                          Description
      ------                                          -----------
     10.10       First Amendment to Buy-Sell Agreement, dated as of March 30,
                 1995, among the Registrant, Mike Brooks, Barbara Brooks Fuller,
                 Patricia H. Robey, Jay W. Brooks and Charles Stuart Brooks
                 (incorporated by reference to Exhibit No. 10.7 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1995 (the "March 31, 1995 Form 10-Q")).

     10.11       Second Amendment to Buy-Sell Agreement, dated as of June 30,
                 1996, among the Registrant, Mike Brooks, Barbara Brooks Fuller,
                 Patricia H. Robey, Jay W. Brooks and Charles Stuart Brooks
                 (incorporated by reference to Exhibit 10.8 to Form S-2 filed
                 September 11, 1997, registration number 333-35391).

     10.12 Master Agreement, dated as of February 1, 1996, by and between Bank One, Columbus, N.A., and Rocky Shoes & Boots Co.
                 (incorporated by reference to Exhibit 10.9 to the Company's
                 Annual Report on Form 10-K for the transition period ended
                 December 31, 1995).

      10.13      Indemnification Agreement, dated December 21, 1992, between the Registrant and
                 Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration
                 Statement).

      10.14      Information concerning Indemnification Agreements substantially similar to Exhibit
                 10.13 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (the "1993 Form 10-K")).

      10.15      Trademark License Agreement and Manufacturing Certification Agreement, each dated
                 May 14, 1994, between Rocky Shoes & Boots Co. and W. L. Gore & Associates, Inc.
                 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1994 (the "1994 Form 10-K")).

      10.16      Decree of Tax Exemption from the Government of the Commonwealth of Puerto Rico
                 (incorporated by reference to Exhibit 10.13 to the Registration Statement).

      10.16A     English Translation of Addendum to Exhibit 10.16 (incorporated by reference to
                 Exhibit 10.13A to the Registration Statement).

      10.17      Lease Agreement, dated March 1, 1987, as amended, between Rocky Shoes & Boots Co.
                 and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.14 to the Registration Statement).

      10.18      Lease Contract, dated August 31, 1988, between Lifestyle Footwear, Inc. and The
                 Puerto Rico Industrial Development Company regarding factory location 1
                 (incorporated by reference to Exhibit 10.15 to the Registration Statement).

      10.19      Lease Contract, undated, between Lifestyle Footwear, Inc. and The Puerto Rico
                 Industrial Development company regarding factory location 2 (incorporated by reference to Exhibit 10.16 to the Registration Statement).

      10.19A     English translation of Exhibit 10.19 (incorporated by reference to Exhibit 10.16A to the Registration Statement).

     Exhibit
      Number                                          Description
      ------                                          -----------
       10.20      Lease Agreement, dated December 13, 1993, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development regarding buildings and annexes of a combined manufacturing surface of 75,526 square feet, located in the Industrial Free Zone of La Vega (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                  1995 (the "September 30, 1995 Form 10-Q")).

       10.20A     English translation of Exhibit 10.20 (incorporated by reference to Exhibit 10.2A to the September 30, 1995 Form 10-Q).

       10.21      Continuing Security Agreement, dated January 28, 1997, among Rocky Shoes & Boots,
                  Inc., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and Bank One,
                  Columbus, N.A., as Agent (incorporated by reference to Exhibit 10.18 to the 1996
                  Form 10-K).

       10.22      Loan Purchase, Assignment and Master Amendment Agreement, dated as of February 1,
                  1996, among Bank One Columbus, N.A., NBD Bank, NBD Bank, as Agent, Rocky Shoes &
                  Boots, Inc., Rocky Shoes & Boots, Co., Five Star Enterprises Ltd., and Lifestyle
                  Footwear, Inc. (incorporated by reference to Exhibit 10.19 to the Company's Annual
                  Report on Form 10-K for the transition period ended December 31, 1995).

       10.23      Installment Business Loan Note, dated August 19, 1993, among Rocky Shoes & Boots,
                  Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear,
                  Inc., and NBD Bank (incorporated by reference to Exhibit 10.20 to the 1994 Form
                  10-K).

       10.24      Second Amendment to Business Loan Note, dated January 28, 1997, among Rocky Shoes
                  & Boots, Inc., Five Star Enterprises Ltd., and Lifestyle Footwear, Inc.
                  (incorporated by reference to Exhibit 10.21 to the 1996 Form 10-K).

       10.25      Term Lease Master Agreement, dated April 27, 1993, between Rocky Shoes & Boots,
                  Inc. and IBM Credit Corporation (incorporated by reference to Exhibit 10.22 to the
                  1993 Form 10-K).

       10.26      Fourth Amendment to Promissory Note, dated January 28, 1997, among Rocky Shoes &
                  Boots, Inc., Five Star Enterprises Ltd., and Lifestyle Footwear, Inc.
                  (incorporated by reference to Exhibit 10.23 to the 1996 Form 10-K).

       10.27      Acceptance Credit Agreement, dated May 4, 1993, among Rocky Shoes & Boots, Inc.,
                  Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and
                  NBD Bank (incorporated by reference to Exhibit 10.24 to the 1994 Form 10-K).

       10.28      Adjustable Rate Note, dated May 23, 1988, between Nelsonville Home and Savings
                  Association and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit
                  10.25 to the Registration Statement).

       10.29      First Amendment to Acceptance Credit Agreement, dated October 20, 1993, among
                  Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd.,
                  Lifestyle Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit 10.26 to the 1994 Form 10-K).

     Exhibit
      Number                                          Description
      ------                                          -----------
       10.30      Form of Company's 1995 Stock Option Plan (incorporated by reference to Exhibit
                  10.27 to the 1995 Form 10-K).

       10.31      Form of Stock Option Agreement under the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).

       10.32      Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, dated
                  March 30, 1995, between Rocky Shoes & Boots Co. and NBD Bank, as Agent
                  (incorporated by reference to Exhibit No. 10.3 to the March 31, 1995 Form 10-Q).

       10.33      Installment Business Loan Note, dated May 11, 1994, among Rocky Shoes & Boots,
                  Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear,
                  Inc., and NBD Bank (incorporated by reference to Exhibit 10.30 to the 1994 Form
                  10-K).

       10.34      Construction and Term Loan Agreement, dated October 27, 1993, among Rocky Shoes &
                  Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle
                  Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit 10.31 to the
                  1994 Form 10-K).

       10.35      Promissory Note, dated October 27, 1993, among Rocky Shoes & Boots, Inc., Rocky
                  Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD
                  Bank (incorporated by reference to Exhibit 10.32 to the 1994 Form 10- K).

       10.36      Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, dated
                  October 27, 1993, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five
                  Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit 10.33 to the 1994 Form 10-K).

       10.37      First Amendment to Construction and Term Loan Agreement, dated January 28, 1994, among Rocky Shoes & Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises
                  Ltd., Lifestyle Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit
                  10.34 to the 1994 Form 10-K).

       10.38      First Amendment to Promissory Note, dated January 28, 1994, among Rocky Shoes &
                  Boots, Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle
                  Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit 10.35 to the
                  1994 Form 10-K).

       10.39      First Amendment to Open-End Mortgage, Security Agreement and Assignment of Rents
                  and Leases, dated January 28, 1994, among Rocky Shoes & Boots, Inc., Rocky Shoes &
                  Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear, Inc., and NBD Bank
                  (incorporated by reference to Exhibit 10.36 to the 1994 Form 10-K).

       10.40      Letter Agreement between the Registrant and the Kravetz Group, dated August 3,
                  1994 (incorporated by reference to Exhibit No. 10.6 to the March 31, 1995 Form
                  10-Q).

     Exhibit
      Number                                          Description
      ------                                          -----------
       10.41      Amended and Restated Master Business Loan Note, dated March 30, 1995, among the
                  Registrant, Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle
                  Footwear, Inc. (incorporated by reference to Exhibit No. 10.4 to the March 31,
                  1995 Form 10-Q).

       10.42      Third Amendment to Construction and Term Loan Agreement, dated as of March 30,
                  1995, among the Registrant, Rocky Shoes & Boots Co., Five Star Enterprises Ltd.,
                  and Lifestyle Footwear, Inc. (incorporated by reference to Exhibit No. 10.5 to the
                  March 31, 1995 Form 10-Q).

       10.43      Loan Agreement, dated as of October 7, 1994, between the Director of Development of the State of Ohio and Rocky Shoes & Boots Co. (incorporated by reference to
                  Exhibit 10.43 to the 1995 Form 10-K).

       10.44      Promissory Note, dated October 7, 1994, by Rocky Shoes & Boots Co. to the Director
                  of Development of the State of Ohio (incorporated by reference to Exhibit 10.44 to the 1995 Form 10-K).

       10.45      Security Agreement, dated as of October 7, 1994, between the Director of
                  Development of the State of Ohio and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.45 to the 1995 Form 10-K).

       10.46      Form of Employment Agreement, dated September 7, 1995, for executive officers
                  (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

       10.47      Information covering Employment Agreements substantially similar to Exhibit 10.46
                  (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

       13         Portions of the Company's Annual Report to Shareholders for the fiscal year ended
                  December 31, 1997.

       21         Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form
                  S-2 filed September 11, 1997, registration number 333-35391).

       23         Consent of Deloitte & Touche LLP.

       24         Powers of Attorney.

       27         Financial Data Schedule.