Form 10-Q
period 1998-03-31
ROCKY SHOES & BOOTS INC
filed 1998-05-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For Quarter Ended                                        Commission File Number:
  MARCH 31, 1998                                                 0-21026


                            ROCKY SHOES & BOOTS, INC.
             (Exact name of registrant as specified in its charter)


          OHIO                                            31-1364046
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

                                    Yes  X   No
                                       -----   -----

       5,451,915 common shares, no par value, outstanding at May 1, 1998.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          March 31, 1998         December 31, 1997
                                                          --------------         -----------------
ASSETS:

Current Assets:
     Cash and Cash Equivalents                              $  1,203,205          $  8,556,883
     Trade Receivables                                        12,271,952            17,789,329
     Other Receivables                                           574,598               475,593
     Inventories                                              41,601,557            32,894,236
     Deferred Income Taxes                                     1,547,755             1,474,799
     Other Current Assets                                      1,474,799               850,018
                                                             -----------           -----------
         Total Current Assets                                 58,673,866            62,040,858

Fixed Assets - Net                                            18,123,354            17,608,454
Other Assets                                                   1,294,732             1,305,526
                                                             -----------           -----------

Total Assets                                                 $78,091,952           $80,954,838
                                                             ===========           ===========


LIABILITIES AND
SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts Payable                                       $  5,344,873          $  2,414,936
     Current Maturities - Long Term Debt                       1,127,096             1,173,840
     Accrued Liabilities                                       1,848,362             2,464,511
                                                             -----------           -----------
            Total Current Liabilities                          8,320,331             6,053,287

Long-Term Debt-less current maturities                         7,893,042            13,406,962

Deferred Liabilities                                           2,375,955             2,298,059
                                                             -----------           -----------


Total Liabilities                                             18,589,328            21,758,308

Shareholders' Equity:
Preferred Stock, Series A, no par value;
    1998-no shares issued and outstanding;
    1997-100,000 shares issued and
    82,857 shares outstanding                                                            5,400
Common Stock, no par value;
     10,000,000 shares authorized; issued
     1998-5,444,025 shares; 1997-5,476,620
     shares and outstanding 1998-5,444,025
     shares; 1997-5,359,668 shares                            41,398,406            42,604,658
Common Stock in Treasury, at cost                                                   (1,226,059)
Retained Earnings                                             18,104,218            17,812,531
                                                            ------------          ------------
        Total Shareholders' Equity                            59,502,624            59,196,530
                                                            ------------          ------------
Total Liabilities and shareholders' Equity                   $78,091,952           $80,954,838
                                                            ============          ============

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                         March 31,

                                                                     1998           1997
                                                                     ----           ----
Net Sales                                                        $12,956,930     $12,262,073


Cost of Goods Sold                                                 9,375,903       8,985,198
                                                                 -----------     -----------

Gross Margin                                                       3,581,027       3,276,875

Selling, General and Administrative
   Expenses                                                        3,071,607       2,576,538
                                                                 -----------     -----------

Income From Operations                                               509,420         700,337

Other Income And (Expenses):
Interest Expense                                                    (192,492)       (465,267)
Other - net                                                           78,679          14,431
                                                                 -----------     -----------
          Total other - net                                         (113,813)       (450,836)
                                                                 -----------     -----------

Income Before Income Taxes                                           395,607         249,501

Income Taxes                                                         103,920          60,522
                                                                 -----------     -----------


Net Income                                                       $   291,687     $   188,979
                                                                 ===========     ===========


Net Income Per Share:
 Basic                                                           $      0.05     $      0.05
                                                                 -----------     -----------
 Diluted                                                         $      0.05     $      0.05
                                                                 -----------     -----------
Weighted Average Number of Shares
   Outstanding:
   Basic                                                           5,413,809       3,687,034
                                                                 ===========     ===========
   Diluted                                                         5,611,078       3,896,273
                                                                 ===========     ===========




     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
                                                   1998             1997
                                                   ----             ----
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income                                     $    291,687      $   188,979
Adjustments to Reconcile Net Income
to Net Cash Provided By (Used In)
Operating Activities:
     Depreciation and Amortization                  994,475          684,260
     Deferred Taxes and Other                        77,896           75,573
Changes in Assets and Liabilities:
     Receivables                                  5,418,372        2,920,870
     Inventories                                 (8,707,321)      (9,582,059)
     Other current assets                          (697,737)        (141,660)
     Other Assets                                     6,640           (5,556)
     Accounts Payable                             2,570,228        7,362,659
     Accrued and Other Liabilities                 (616,149)      (1,351,658)
                                               ------------      -----------

    Net Cash Provided By (Used In)
     Operating Activities                          (661,909)         151,408
                                               ------------      -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:

   Purchase of Fixed Assets                      (1,145,510)        (531,828)
                                               ------------      -----------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from Long Term Debt                    7,200,000        5,960,000
  Payments on Long Term Debt                    (12,760,665)      (5,993,270)

  Proceeds from exercise of stock options
    including related income tax benefit             14,406          361,778
                                               ------------      -----------

  Net Cash Provided By (Used In)                 (5,546,259)         328,508
                                               ------------      -----------
         Financing Activities


DECREASE IN CASH AND CASH                        (7,353,678)         (51,912)
EQUIVALENTS

CASH AND CASH EQUIVALENTS,                        8,556,883          349,637
BEGINNING OF PERIOD                            ------------      -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $  1,203,205      $   297,725
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


2.       INVENTORIES

         Inventories are comprised of the following:


                                            March 31, 1998              December 31, 1997
Raw materials                                $10,045,345                   $ 6,210,161
Work-in Process                                5,342,424                     3,348,275
Manufactured finished goods                   23,662,114                    21,140,951
Factory outlet finished goods                  2,551,674                     2,194,849

Total                                        $41,601,557                   $32,894,236
                                             ===========                   ===========



3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:


                                           Three Months Ended
                                                March 31,
                                          1998            1997
                                          ----            ----

Interest                                $224,923        $478,266
                                        ========        ========

Federal, state and local
    income taxes                        $238,570        $973,300
                                        ========        ========



Accounts payable at March 31, 1998 and December 31, 1997 include a total of $492,726 and $133,017, respectively relating to the purchase of fixed assets.

4.    PER SHARE INFORMATION

A reconciliation of the shares used in the basic and diluted income per share computation for the quarter ended March 31, 1998 and 1997 is as follows:

                                         Three Months Ended March 31,

                                           1998              1997
                                           ----              ----

Basic-Weighted
average shares outstanding               5,413,809        3,687,034

Dilutive securities:
   Preferred Stock                          29,460           92,857
   Stock options                           167,809          116,382
                                        ----------       ----------
Diluted-weighted
 average shares outstanding              5,611,078        3,896,273
                                        ==========       ==========


5.    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1997, the financial Accounting Standard Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which requires adoption in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined what, if any, impact the adoption of this Statement will have on its financial statements

PART 1 - FINANCIAL INFORMATION
ITEM 2

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

                                             PERCENTAGE OF NET SALES


                                                   Three months
                                                      Ended
                                                    March 31,


                                                 1998          1997
                                                 ----          ----

Net Sales                                       100.0%        100.0%
Cost of Goods Sold                               72.4%         73.3%
                                                ------        ------
Gross Margin                                     27.6%         26.7%
Selling, General and
    Administrative Expenses                      23.7%         21.0%
                                                ------        ------
Income from Operations                            3.9%          5.7%
                                                ======        ======




THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1997

Net Sales

Net sales for the three months ended March 31, 1998 increased $694,857, or 5.7%, to $12,956,930, versus $12,262,073 for the same period a year ago. The increased sales were a result of increased shipments of rugged outdoor and occupational footwear. Sales prices were approximately 2% higher than a year ago.

Gross Margin

Gross margin increased $304,152, or 9.3%, to $3,581,027, for the three months ended March 31, 1998, versus $3,276,875 for the same period a year ago. As a percentage of net sales, gross margin was 27.6%, versus 26.7% for the same period a year ago. The increase in gross margin was a result of increased shipments of products with higher margin.

Selling, General and Administrative Expenses

Selling, general and administrative expense ("SG&A") increased $495,069, or 19.2%, to $3,071,607 for the three months ended March 31, 1998, versus $2,576,538 for the same period a year ago. As a percentage of net sales SG&A was 23.7%, versus 21.0% for the same period a year ago. The increase was primarily a result of increased salaries and fringe benefit costs.

Interest Expense

Interest expense decreased $272,775 to $192,492 for the three months ended March 31, 1998, versus $465,267 for the same period a year ago. Interest expense decreased due to lower outstanding balances on the Company's bank line of credit. The Company successfully completed a follow on common stock offering in October 1997, the net proceeds of which were $26.9 million, which was used to reduce outstanding debt.

Income Taxes

Income taxes increased $43,398 to $103,920 for the quarter ended March 31, 1998, versus $60,522 for the previous year. The Company's relatively low effective tax rate of 26.3% resulted from favorable income tax treatment afforded for income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to the Company's subsidiary in Puerto Rico.

Liquidity and Capital Resources

The Company has principally funded its working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness, and in fiscal 1997, through issuance of additional shares of common stock. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of footwear styles.

At March 31, 1998, the Company had working capital of $50,353,535 versus $55,987,571, at December 31, 1997. During the fourth quarter of 1997, the Company received $26.9 million of net proceeds from a follow-on common stock offering and the exercise of the underwriters' over-allotment option in connection therewith. The proceeds were used to reduce outstanding debt and for working capital.

The company has a revolving line of credit which provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowing limits of $25,000,000 until May 16, 1998, when the line increases to $42,000,000. The line of credit reduces again to $25,000,000 on January 1, 1999. The line of credit expires April 30, 1999. Changes in the line of credit during the year match the Company's seasonal requirements for working capital. As of March 31, 1998, the Company had borrowed $5,340,000 against its available line of credit of $29,616,361.

Capital expenditures for 1998 are expected to be approximately $4,500,000 for machinery and equipment to support increased production and for lasts, dies and patterns for new footwear styles. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 1998 through available cash on hand, additional long-term borrowing and operating cash flows.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management. Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, the changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27.  Financial Data Schedule

         (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1998          /s/ David Fraedrich
                             ---------------------------------------------
                             David Fraedrich, Executive Vice President,
                             Treasurer and Chief Financial Officer*
                             (Principal Financial and Accounting Officer)




* In his capacity as Executive Vice President, Treasurer, and Chief Financial Officer, Mr. Fraedrich is duely authorized to sign this report on behalf of the Registrant.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX




             Exhibit                                           Exhibit
              Number                                         Description


                27                                     Financial Data Schedule