Form 10-Q
period 1998-06-30
ROCKY SHOES & BOOTS INC
filed 1998-08-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                                  Commission File Number:
     JUNE 30, 1998                                            0-21026
     -------------                                            -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


         OHIO                                             31-1364046
         ----                                             ----------
(State of Incorporation)                    (IRS Employer Identification Number)


                               39 E. CANAL STREET
                             NELSONVILLE, OHIO 45764
                             -----------------------
                    (Address of principal executive offices)


                                 (740) 753-1951
                                 --------------
              (Registrant's telephone number, including area code)

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
                                         Yes   X    No
                                             -----     ------

      5,465,415 common shares, no par value, outstanding at August 5, 1998.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              June 30, 1998         Dec. 31,1997
                                                               (Unaudited)
                                                               -----------          ------------
ASSETS:

Current Assets:
     Cash and Cash Equivalents                                $  1,367,642           $ 8,556,883
     Trade Receivables                                          21,419,037            17,789,329
     Other Receivables                                             922,741               475,593
     Inventories                                                44,615,892            32,894,236
     Deferred Taxes                                              1,474,799             1,474,799
     Other Current Assets                                        1,926,908               850,018
                                                              ------------           -----------

         Total Current Assets                                   71,727,019            62,040,858

Fixed Assets - Net                                              18,811,036            17,608,454
Other Assets                                                     1,340,897             1,305,526
                                                              ------------           -----------

Total Assets                                                  $ 91,878,952           $80,954,838
                                                              ============           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts Payable                                         $  2,422,748           $ 2,414,936
     Current Maturities - Long Term Debt                         1,082,879             1,173,840
     Accrued Liabilities                                         2,366,460             2,464,511
                                                              ------------           -----------
         Total Current Liabilities                               5,872,087             6,053,287

Long-Term Debt-less current maturities                          22,798,863            13,406,962

Deferred Liabilities                                             2,428,791             2,298,059
                                                              ------------           -----------

Total Liabilities                                               31,099,741            21,758,308

Shareholders' Equity:
Preferred Stock, Series A, no par value;
     1997 -90,000 shares issued and 82,857
     shares outstanding                                                                    5,400
Common Stock, no par value;10,000,000 shares
     authorized; issued 1998-5,462,165 shares;
     1997-5,476,620 shares and outstanding
     1998-5,462,165 shares; 1997-5,359,668 shares               41,567,361            42,604,658

Common Stock held in Treasury, at cost                                                (1,226,059)
Retained Earnings                                               19,211,850            17,812,531
                                                              ------------           -----------

         Total Shareholders' Equity                             60,779,211            59,196,530
                                                              ------------           -----------

Total Liabilities and Shareholders' Equity                    $ 91,878,952           $80,954,838
                                                              ============           ===========

     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Three Months Ended                             Six Months Ended
                                                          June 30,                                      June 30,


                                                 1998                  1997                   1998                1997
                                                 ----                  ----                   ----                ----

Net Sales                                    $ 21,487,803           $ 22,006,185           $ 34,444,733           $ 34,268,258


Cost of Goods Sold                             15,588,467             15,724,912             25,047,865             24,710,110
                                             ------------           ------------           ------------           ------------

Gross Margin                                    5,899,336              6,281,273              9,396,868              9,558,148

Selling, General and Administrative
   Expenses                                     4,161,856              4,141,606              7,233,463              6,718,144
                                             ------------           ------------           ------------           ------------

Income From Operations                          1,737,480              2,139,667              2,163,405              2,840,004

Other Income (Expense):
        Interest Expense                         (331,044)              (641,031)              (523,536)            (1,106,298)
        Other -  net                              114,850                (23,566)               277,024                 (9,135)
                                             ------------           ------------           ------------           ------------
          Total other - net                      (216,194)              (664,597)              (246,512)            (1,115,433)
                                             ------------           ------------           ------------           ------------




Income Before Income Taxes                      1,521,286              1,475,070              1,916,893              1,724,571



Income Taxes                                      413,654                457,980                517,574                518,502
                                             ------------           ------------           ------------           ------------

Net Income                                   $  1,107,632           $  1,017,090           $  1,399,319           $  1,206,069
                                             ============           ============           ============           ============


Net Income Per Share
        Basic                                $        .20           $        .27           $        .26           $        .33
                                             ------------           ------------           ------------           ------------
        Diluted                              $        .20           $        .26           $        .25           $         31
                                             ------------           ------------           ------------           ------------

Weighted Average Number of Common
Shares Outstanding
         Basic                                  5,450,414              3,719,014              5,432,112              3,703,024
                                             ============           ============           ============           ============
         Diluted                                5,602,723              3,960,388              5,606,901              3,928,331
                                             ============           ============           ============           ============


     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months Ended
                                                           June 30,
                                                   1998              1997
                                                   ----              ----
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income                                      $1,399,319    $   1,206,069
Adjustments to Reconcile Net Income
To Net Cash Used In
Operating  Activities:
   Depreciation and Amortization                 2,033,080        1,362,973
   Deferred compensation & pension - net           130,732           55,473

Change in Assets and Liabilities:
   Receivables                                  (4,076,856)      (8,023,455)
   Inventories                                 (11,721,656)     (15,326,057)
   Other current assets                         (1,076,890)        (429,787)
   Other Assets                                    (45,023)         (34,583)
   Accounts payable                                (50,375)       9,452,128
   Accrued and Other Liabilities                   (98,051)        (383,341)
                                               -----------      -----------

   Net Cash Used In Operating Activities       (13,505,720)     (12,120,580)
                                               -----------      -----------


CASH FLOWS FROM
INVESTING ACTIVITIES:

    Purchase of Fixed Assets                    (3,167,823)      (1,453,902)
                                               -----------      -----------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from Long Term Debt                  24,205,000       20,392,250
  Payments on Long Term Debt                   (14,904,060)      (7,089,322)
  Proceeds from exercise of stock options
    including related income tax effect            183,362          724,044
                                               -----------      -----------
    Net Cash Provided By
            Financing Activities                 9,484,302       14,026,972
                                               -----------      -----------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                            (7,189,241)         452,490

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              8,556,883          349,637
                                               -----------      -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $1,367,642      $   802,127
                                               -----------      -----------



     The accompanying notes are an integral part of the financial statements

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the unaudited condensed consolidated financial statements include all normal recurring adjustments the Company considers necessary for a fair presentation of such financial statements in accordance with generally accepted accounting principles.

2.       INVENTORIES

         Inventories are comprised of the following:


                                      June 30, 1998        Dec. 31, 1997

Raw materials                          $ 9,287,621          $ 6,210,161
Work-in Process                          4,533,150            3,348,275
Manufactured finished goods             28,278,105           21,140,951
Factory outlet finished goods            2,517,016            2,194,849
                                       -----------          -----------

Total                                  $44,615,892          $32,894,236
                                       ===========          ===========

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:


                                                   Six Months Ended
                                                       June 30,
                                              1998                   1997
                                              ----                   ----

Interest                                   $  573,478             $1,067,151
                                           ==========             ==========

Federal, state and local
    income taxes                           $1,009,570             $1,184,300
                                           ==========             ==========

         Accounts payable at June 30, 1998 and December 31, 1997 included a total of $191,204 and $133,017, respectively, relating to the purchase of fixed assets.

4.  LONG-TERM DEBT

         In May 1998 the Company entered into an amendment to its Revolving Credit Loan Agreement due in 2003, which allows the Company to increase its borrowings under a revolving line of credit to a maximum amount that ranges from $25,000,000 to $42,000,000. Interest on the revolving line of credit facility is payable monthly as a factor of, at the Company's option, the bank's prime rate or LIBOR.

         The Company also entered into an interest rate swap agreement with its lender. The agreement effectively fixes the interest rate at 6.07% on $15,000,000 in principal amount of floating rate debt provided under the loan agreement with the bank. The interest swap expires on June 1, 2005 and is based on one-month LIBOR. The interest rate swap is accounted for using settlement accounting.

5.  PER SHARE INFORMATION

         A reconciliation of the shares used in the basic and diluted income per share computation for the three months and six months ended June 30, 1998 and 1997 is as follows:




                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                          1998                1997                   1998              1997
                                          ----                ----                   ----              ----

Basic-Weighted average
shares outstanding                      5,450,414            3,719,014             5,432,112         3,703,024
Diluted securities:
  Preferred Stock                               0               83,626                14,730            88,242
  Stock options                           152,309              157,748               160,059           137,065
                                          -------              -------               -------           -------
Diluted-weighted
average shares outstanding              5,602,723            3,960,388             5,606,901         3,928,331
                                        =========            =========             =========         =========


6.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 and SFAS No. 131. SFAS No. 130 "Reporting Comprehensive Income" is not applicable due to the absence of other items of comprehensive income. SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" will require adoption in December, 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined what, if any, impact the adoption of this Statement will have on its financial statements.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits" which will require adoption in December 1998. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. The Company has not yet determined what effect the adoption of this Statement will have on its financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will require adoption by the first quarter of 2000. SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives which are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. The cumulative effect of adoption is reflected in net income and accumulated other comprehensive income, as appropriate. The Company has not yet determined the effect or timing of implementation of this Statement.

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

                             PERCENTAGE OF NET SALES


                                             Three months                Six months
                                                 Ended                     Ended
                                               June 30,                   June 30,


                                            1998         1997        1998          1997
                                            ----         ----        ----          ----

Net Sales                                  100.0%       100.0%       100.0%        100.0%
Cost of Goods Sold                          72.5%        71.5%        72.7%         72.1%
                                          -------      -------        -----       -------
Gross Margin                                27.5%        28.5%        27.3%         27.9%
Selling, General and
    Administrative Expenses                 19.4%        18.8%        21.0%         19.6%
                                          -------      -------      -------       -------
Income from Operations                       8.1%         9.7%         6.3%          8.3%
                                          =======      =======      =======       =======



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net Sales

Net sales for the quarter ended June 30, 1998 decreased $518,382, or 2.4%, to $21,487,803 from $22,006,185 for the same period last year. Increased sales of occupational and work shoe footwear were more than offset by lower shipments of footwear uppers for a private label customer. Rugged outdoor footwear shipments were relatively flat in the second quarter of 1998 versus a year ago due to higher levels of customer carryover inventory from the mild weather last winter. Sales prices were approximately 2% higher than the same period last year.

Gross Margin

Gross margin decreased $381,937, or 6.1% to $5,899,336 from $6,281,273 for the same period in 1997. As a percentage of net sales, gross margin was 27.5% for the second quarter versus 28.5% the prior year. The decrease in gross margin was primarily attributable to certain manufacturing facilities being operated at lower levels during the three months ended June 30, 1998 in order to proactively manage inventory, especially for insulated outdoor boots. The factories increased production by the end of the second quarter in response to new orders for the upcoming fall season.

Selling, General and Administrative Expenses

Selling, general and administrative (S,G&A) expenses rose $20,250, or 0.5%, to $4,161,856 for the three months ended June 30, 1998, compared with $4,141,606 in 1997. The decline in net sales for the second quarter of 1998 was the primary factor which contributed to an increase in S,G&A expenses to 19.4% of net sales for the second quarter from 18.8% the prior year.

Interest Expense

Interest expense for the second quarter decreased $309,987, or 48.4%, to $331,044 from $641,031 for the same period last year. The decline in interest expense was due to lower outstanding balances and more favorable interest rates on the amounts outstanding under the Company's credit facilities.

Income Taxes

Income taxes decreased $44,326, or 9.7%, to $413,654 for the three months ended June 30, 1998, versus $457,980 for the same period a year ago. The Company's effective tax rate declined to 27.2% for the second quarter from 31.0% in 1997. The relatively low effective tax rate resulted from favorable tax treatment afforded income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to the Company's subsidiary in Puerto Rico.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

Net Sales

Net sales for the first half of 1998 rose $176,475, or 0.5%, to $34,444,733 compared with $34,268,258 last year. The increase was primarily attributable to higher sales of occupational work boots, which was partially offset by decreased shipments of shoe uppers to a private label customer. Shipments of rugged outdoor footwear, especially insulated boots, were relatively flat versus a year ago.

Gross Margin

Gross margin for the six months ended June 30, 1998 was $9,396,868, a decline of $161,280 or 1.7% from the same period in 1997. As a percentage of net sales, gross margin was 27.3% for the first half of 1998 versus 27.9% a year ago. The decrease in gross margin was primarily a result of lower production in the Company's manufacturing facilities in order to bring inventories of insulated rugged outdoor boots in line with demand. As a result, fixed overhead costs adversely impacted gross margin for the first six months of 1998 compared with 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $515,319, or 7.7%, for the six months ended June 30, 1998 versus the same period last year. As a percentage of net sales, S,G&A expenses rose to 21.0% for the first half of 1998 from 19.6% a year ago. The 1998 year-to-date increase is due to higher salaries and fringe benefits compared with the prior year, which has a greater impact in the first quarter of this year. S,G&A expenses as a percentage of sales are expected to be more in line with historical levels during the second half of 1998 when management believes net sales will be substantially higher than the first half of 1998.

Interest Expense

Interest expense for the first six months of 1998 declined $582,762 or 52.7%, to $523,536 from $1,106,298 for the same period last year. The decrease is due to lower outstanding balances and lower rates on the Company's indebtedness. The Company utilized the net proceeds from a $26.9 million follow-on offering in the fourth quarter of 1997 to pay down outstanding debt.

Income Taxes

Income taxes decreased $928 or 0.2% to $517,574 for the six months ended June 30, 1998 versus $518,502 for 1997. The Company's effective tax rate was 27.0% for the first half of 1998 compared with 30.1% for the same period last year. The relatively low effective tax rate is due to favorable tax treatment afforded income earned by the Company's subsidiary in Puerto Rico.


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

At June 30, 1998, the Company had working capital of $65,854,932 versus $55,987,571, at December 31, 1997. During the fourth quarter of 1997, the Company received $26.9 million net proceeds from a follow-on common stock offering and the exercise of the underwriters' over-allotment option in connection therewith. The proceeds were used to reduce outstanding debt and increase working capital.

The Company renegotiated its credit facilities during the second quarter of 1998 which reduced its cost of borrowed funds. The credit facility permits maximum borrowing of $25,000,000 for the period from January 28, through and including May 15, of each year and of $42,000,000 from May 16, through and including January 27, of the following year. The credit facility expires May 31, 2003. Changes in the line of credit during the year reflect the Company's seasonal requirements for working capital. As of June 30, 1998, the Company had borrowed $20,500,000 against its available line of credit.

Capital expenditures for 1998 are expected to be approximately $4,500,000 for machinery and equipment to support increased production and for lasts, dies and patterns for new footwear styles, and construction of a new distribution facility. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 1998 through available cash on hand, additional long-term borrowing and operating cash flows.


INFORMATION SYSTEMS AND THE YEAR 2000

As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Most of the Company's systems include new packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant.

The Company will utilize both internal and external resources to reprogram or replace and text all of its software for Year 2000 compliance, and the Company expects to complete the project in early 1999. The estimated cost for this project could range as high as $300,000, including the cost of new systems which will be capitalized. This cost is being funded through operating cash flows. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management. Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. There can be no assurance that the forward-looking statements included herein will prove to be accurate, and the inclusion of such statements herein should not be regarded as a representation by the Company, its management or any other person that the objectives and plans of the Company will be achieved. All forward looking statements made herein are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on May 19, 1998 for the purpose of electing Class II Directors of the Company to serve until the 2000 Annual Meeting of Shareholders or until their successors are elected and qualified, to approve and adopt amendments to the Company's 1995 Stock Option Plan, and to ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1998.

         All of the Management's nominees for directors as listed in the Proxy Statement were elected with the following vote:


                                                NUMBER OF SHARES VOTED
                           ----------------------------------------------------------------
                                   FOR                  AGAINST                ABSTAIN
                           -------------------     ------------------     -----------------
Leonard L. Brown                 4,124,829              434,760                   0
                              ----------------     ------------------     -----------------
David Fraedrich                  4,124,829              434,760                   0
                              ----------------     ------------------     -----------------
Barbara Brooks Fuller            4,124,829              434,760                   0
                              ----------------     ------------------     -----------------
Curtis A. Loveland               4,123,839              435,750                   0
                              ----------------     ------------------     -----------------

         The adoption of amendments to the Company's 1995 Stock Option Plan was approved by the following vote:


                                    NUMBER OF SHARES VOTED
----------------------------------------------------------------------------------------------
         FOR                     AGAINST                 ABSTAINED                 TOTAL
---------------------     ---------------------    ---------------------     -----------------
        1,939,594                1,767,953                  21,830               3,729,377
    -----------------        ------------------        -----------------     -----------------

         The appointment of Deloitte & Touche LLP as independent accountants was approved by the following vote:


                                    NUMBER OF SHARES VOTED
----------------------------------------------------------------------------------------------
         FOR                     AGAINST                 ABSTAINED                 TOTAL
---------------------     ---------------------    ---------------------     -----------------
        4,550,079                  1,110                     8,400               4,559,589
    -----------------        ------------------        -----------------     -----------------



Item 5.  Other Information.

         Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for presentation to the Company's 1999 Annual Meeting of Shareholders will be considered untimely filed for purposes of Rule 14a-4 and 14a-5 if notice thereof is not received by the Company by February 24, 1999.

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

                               ROCKY SHOES & BOOTS, INC.


Date:  August 14, 1998         By:      /s/ DAVID FRAEDRICH
                                  ---------------------------------------------
                               David Fraedrich, Executive Vice President,
                                  Treasurer and Chief Financial Officer
                               (Duly Authorized Officer and Principal Financial
                                  and Accounting Officer)

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX




EXHIBIT                                    EXHIBIT
 NUMBER                                  DESCRIPTION

10.1 Lease Agreement, dated May 1, 1998, between Rocky Shoes & Boots, Inc. and William Brooks Real Estate Company regarding Nelsonville factory.

10.2             Second Amendment to Revolving Credit Loan Agreement dated
                 May 29, 1998, among Rocky Shoes & Boots, Inc.; Five Star Enterprises Ltd.; Lifestyle Footwear, Inc.; Bank One, NA; The Huntington National Bank; and Bank One, NA, as Agent.

10.3 Second Amended and Restated Master Business Loan Note, dated May 29, 1998, among Rocky Shoes & Boots, Inc.; Five Star Enterprises Ltd.; Lifestyle Footwear, Inc.; and payable to Bank One, NA.

10.4 Second Amended and Restated Master Business Loan Note, dated May 29, 1998, among Rocky Shoes & Boots, Inc.; Five Star Enterprises Ltd.; Lifestyle Footwear, Inc.; and payable to The Huntington National Bank.

27               Financial Data Schedule