Form 10-Q
period 1998-09-30
ROCKY SHOES & BOOTS INC
filed 1998-11-16
CIK 895456

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                              Commission File Number:
   SEPTEMBER 30, 1998                                     0-21026
   ------------------                                     -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                            31-1364046
          ----                                            ----------
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

    5,440,615 common shares, no par value, outstanding at November 11, 1998.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     Sept. 30, 1998        Dec. 31, 1997
                                                                       (Unaudited)
                                                                     --------------        -------------
ASSETS:

Current Assets:
     Cash and Cash Equivalents                                        $  2,317,899          $ 8,556,883
     Trade Receivables                                                  38,163,615           17,789,329
     Other Receivables                                                     630,180              475,593
     Inventories                                                        46,770,790           32,894,236
     Other Current Assets                                                2,599,324            2,324,817
                                                                      ------------          -----------
         Total Current Assets                                           90,481,808           62,040,858

Fixed Assets - Net                                                      19,798,940           17,608,454
Other Assets                                                             1,367,586            1,305,526
                                                                      ------------          -----------

Total Assets                                                          $111,648,334          $80,954,838
                                                                      ============          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts Payable                                                 $  8,147,068          $ 2,414,936
     Current Maturities - Long-Term Debt                                 8,505,016            1,173,840
     Accrued Liabilities                                                 2,937,427            2,464,511
                                                                      ------------          -----------
            Total Current Liabilities                                   19,589,511            6,053,287

Long-Term Debt-less current maturities                                  27,081,868           13,406,962

Deferred Liabilities                                                     2,381,191            2,298,059
                                                                      ------------          -----------

Total Liabilities                                                       49,052,570           21,758,308

Shareholders' Equity:
     Preferred Stock, Series A, no par value;
        $.06 stated value; 125,000 shares authorized;                            0                5,400
        issued 1997-90,000 shares;
        and outstanding 1997-82,857 shares

     Common Stock, no par value;
        10,000,000 shares authorized; issued
        1998-5,465,415 shares; 1997-5,476,620 shares;                   41,596,267           42,604,658
        and outstanding 1998-5,440,615 shares;
        1997-5,359,668 shares

        Common Stock held in Treasury, at cost                            (207,533)          (1,226,059)
        Retained Earnings                                               21,207,030           17,812,531
                                                                      ------------          -----------
         Total Shareholders' Equity                                     62,595,764           59,196,530
                                                                      ------------          -----------
Total Liabilities and Shareholders' Equity                            $111,648,334          $80,954,838
                                                                      ============          ===========


     The accompanying notes are an integral part of the financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,


                                                        1998               1997                1998                1997
                                                        ----               ----                ----                ----
Net Sales                                           $31,854,878         $31,561,742         $66,299,611         $65,830,000

Cost of Goods Sold                                   23,866,014          22,817,169          48,913,879          47,527,279
                                                    -----------         -----------         -----------         -----------

Gross Margin                                          7,988,864           8,744,573          17,385,732          18,302,721

Selling, General and Administrative
   Expenses                                           4,937,299           5,094,178          12,170,762          11,812,322
                                                    -----------         -----------         -----------         -----------

Income From Operations                                3,051,565           3,650,395           5,214,970           6,490,399

Other Income (Expenses):
   Interest Expense                                    (609,903)           (889,979)         (1,133,439)         (1,996,277)
   Other - net                                          291,867             (69,510)            568,891             (78,645)
                                                    -----------         -----------         -----------         -----------
Total other - net                                      (318,036)           (959,489)           (564,548)         (2,074,922)
                                                    -----------         -----------         -----------         -----------

Income Before Income Taxes                            2,733,529           2,690,906           4,650,422           4,415,477

Income Taxes                                            738,349             917,287           1,255,923           1,435,789
                                                    -----------         -----------         -----------         -----------

Net Income                                          $ 1,995,180         $ 1,773,619         $ 3,394,499         $ 2,979,688
                                                    ===========         ===========         ===========         ===========




Net Income Per Share:
     Basic                                                $0.37               $0.47               $0.62               $0.80
                                                          =====               =====               =====               =====
     Diluted                                              $0.36               $0.44               $0.61               $0.75
                                                          =====               =====               =====               =====

Weighted Average Number of Shares
Outstanding:
     Basic                                            5,460,435           3,752,974           5,441,723           3,719,674
                                                      =========           =========           =========           =========
     Diluted                                          5,505,512           4,026,664           5,573,104           3,961,108
                                                      =========           =========           =========           =========

    The accompanying notes are an integral part of the financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Months Ended
                                                         Sept. 30,
                                                   1998              1997
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income                                    $   3,394,499    $   2,979,688
Adjustments to Reconcile Net Income
to Net Cash Used In
   Operating  Activities:
     Depreciation and Amortization                2,889,198        2,139,592
     Deferred Taxes and Other                        83,132          130,373


Change in Assets and Liabilities:
   Receivables                                  (20,528,873)     (26,931,873)
   Inventories                                  (13,876,554)     (13,051,891)
   Other Assets                                    (351,102)         (96,313)
   Accounts Payable                               5,440,909       10,282,119
   Accrued and Other Liabilities                    472,916        1,082,669
                                              -------------    -------------

   Net Cash Used In
     Operating Activities                       (22,475,875)     (23,465,636)
                                              -------------    -------------

CASH FLOWS FROM
INVESTING ACTIVITIES:

   Purchase of Fixed Assets                      (4,773,926)      (2,631,349)
                                              -------------    -------------

CASH FLOWS FROM
FINANCING ACTIVITIES:


  Proceeds from Long-Term Debt                   64,455,000       34,287,911
  Payments on Long-Term Debt                    (43,448,918)      (9,167,408)
  Purchase Treasury Stock                          (207,533)
  Proceeds from exercise of stock options
  including related income tax effect               212,268          786,294
                                              -------------    -------------
      Net Cash Provided By
         Financing Activities                    21,010,817       25,906,797
                                              -------------    -------------

(DECREASE) IN CASH AND CASH
EQUIVALENTS                                      (6,238,984)        (190,188)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                               8,556,883          349,637
                                              -------------    -------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                 $   2,317,899    $     159,449
                                              =============    =============





    The accompanying notes are an integral part of the financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for year ended December 31, 1997.

2.       INVENTORIES

         Inventories are comprised of the following:


                                                                  Sept. 30, 1998                  Dec. 31, 1997
               Raw Materials                                         $13,209,709                    $ 6,210,161
               Work-in Process                                         4,906,386                      3,348,275
               Manufactured finished goods                            26,109,314                     21,140,951
               Factory outlet finished goods                           2,545,381                      2,194,849
                                                                     -----------                    -----------

               Total                                                 $46,770,790                    $32,894,236
                                                                     ===========                    ===========


3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:


                                                   Nine Months Ended
                                                        Sept. 30,
                                                  1997             1997

               Interest                        $1,172,974       $1,809,121
                                               ==========       ==========

               Federal, state and local
                   income taxes                $1,022,754       $  735,284
                                               ==========       ==========

         Accounts payable at September 30, 1998 and December 31, 1997 included a total of $424,240 and $133,017, respectively, relating to the purchase of fixed assets. The Company retired 116,952 common shares and 7,143 preferred shares from treasury shares during the current year at a total cost of $1,226,059. In addition, the Company repurchased 24,800 common shares under its share repurchase program during the three months ended September 30, 1998, for placement in treasury.

4.       PER SHARE INFORMATION

A reconciliation of the shares used in the basic and diluted income per share computation for the three months and nine months ended September 30, 1998 and 1997 is as follows:


                                      Three Months Ended                           Nine Months Ended
                                         September 30,                               September 30,

                                   1998                 1997                  1998                 1997
Basic-Weighted average
shares outstanding              5,460,435             3,752,974             5,441,723           3,719,674
Diluted securities:
  Preferred Stock                       0                82,857                 9,820              86,447
  Stock options                    45,077               190,833               121,561             154,987
                                ---------             ---------             ---------           ---------
Diluted-weighted average
  shares outstanding            5,505,512             4,026,664             5,573,104           3,961,108
                                =========             =========             =========           =========


5.       RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 and SFAS No. 131. SFAS No. 130 "Reporting Comprehensive Income" is not applicable due to the absence of other items of comprehensive income. SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" will require adoption in December 1998. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 will be effective for the Company in 1998 and will require comparative information for earlier years. Interim financial information will not be required during the initial year of application; however, comparative interim financial information will be required for interim periods in the second year of application. Management has not yet completed its analysis of this Statement as to its impact on the Company's financial disclosures.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will require adoption by the first quarter of 2000. SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives which are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. The cumulative effect of adoption is reflected in net income and accumulated other comprehensive income, as appropriate. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect or timing of implementation of this Statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for The Costs of Computer Software Developed or Obtained for Internal Use," which revises the accounting for software development costs. SOP 98-1 will be effective for the Company beginning in fiscal 1999.

PART 1 - FINANCIAL INFORMATION
ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with the Condensed Consolidated Financial Statements of the Company.


                             PERCENTAGE OF NET SALES


                                              Three Months               Nine Months
                                                 Ended                      Ended
                                                Sept. 30,                 Sept. 30,

                                            1998         1997          1998         1997
                                            ----         ----          ----         ----
Net Sales                                  100.0%       100.0%        100.0%       100.0%
Cost of Goods Sold                          74.9%        72.3%         73.8%        72.2%
                                           -----        -----         -----        -----
Gross Margin                                25.1%        27.7%         26.2%        27.8%
Selling, General and
    Administrative Expenses                 15.5%        16.1%         18.4%        17.9%
                                           -----        -----         -----        -----
Income from Operations                       9.6%        11.6%          7.8%         9.9%
                                           =====        =====         =====        =====



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales

Net sales for the quarter ended September 30, 1998 increased $293,136, or 0.9%, to $31,854,878 from $31,561,742 for the same period last year. Rugged outdoor and handsewn casual footwear sales were higher than the same period last year, while occupational footwear sales were similar to the prior year. Sales for the third quarter of 1997 included approximately $2 million of footwear uppers to a private label customer, which were curtailed earlier this year. This decision was made in order to enhance the Company's gross margin in future years, especially for ROCKY(R) branded footwear. Sales prices were approximately 2% higher than the same period last year. Sales for the third quarter were impacted by generally lower initial orders, postponements and cancellations due to carryover of retail inventories from 1997, changes in consumer confidence, and warm weather.

Gross Margin

Gross margin declined to $7,988,864, for the third quarter of 1998 from $8,744,573 for the same period last year. As a percentage of net sales, gross margin was 25.1% for the third quarter versus 27.7% for the third quarter of 1997. The reduction in gross margin was due to higher overhead from lower than expected sales and substantially higher health insurance costs related to several large claims.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses declined $156,879, or 3.1%, to $4,937,299 for the third quarter of 1998, compared with $5,094,178 for the same period last year. Lower sales commissions were the primary reason for the decline in SG&A expenses for the most recent quarter. For the three months ended September 30, 1998, SG&A expenses were 15.5% of net sales versus 16.1% a year ago.

Interest Expense

Interest expense decreased $280,076, or 31.5%, to $609,903 for the third quarter of 1998 from $889,979 for the same period last year. This decrease is due to lower outstanding balances on the Company's revolving credit line compared to borrowings at September 30, 1997, and generally lower interest rates resulting from renegotiations of the Company's credit facilities earlier this year.

Income Taxes

Income taxes decreased $178,938, or 19.5%, to $738,349 for the three months ended September 30, 1998, versus $917,287 for the same period a year ago. The Company's effective tax rate declined to 27.0% for the third quarter from 34.1% last year. The relatively low effective tax rate resulted from favorable tax treatment afforded income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to the Company's subsidiary in Puerto Rico.



NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

Net Sales

Net sales for the first nine months of 1998 improved $469,611, or 0.7%, to $66,299,611 compared with $65,830,000 for the same period in 1997. The increase is attributable to increased sales of ROCKY(R) branded rugged outdoor and handsewn casual footwear, and to a lesser extent, additional sales of occupational footwear. Sales for the nine months ended September 30, 1997 included approximately $4 million of footwear uppers to a private label customer, which were curtailed earlier this year. Sales for the year-to-date period have been impacted by generally lower initial orders, postponements and cancellations due to carryover of retail inventories from 1997, changes in consumer confidence, and warm weather.

Gross Margin

Gross margin for the nine months ended September 30, 1998 decreased $916,989, or 5.0%, to $17,385,732 compared to $18,302,721 for the same period last year. As a percentage of net sales, gross margin declined to 26.2% for the first nine months of 1998 versus 27.8% in 1997. Gross margin has been primarily impacted by lower than expected sales during the first nine months of 1998, which resulted in lower production in the Company's manufacturing facilities during certain periods in order to bring inventories in line with demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose $358,440, or 3.0% to $12,170,762 for the first nine months of 1998 from $11,812,322 for the same period last year. As a percentage of net sales, SG&A expenses increased to 18.4% for the nine months ended September 30, 1998 from 17.9% in 1997. The higher level of SG&A in 1998 is primarily due to increased sales expense, as well as higher salaries and fringe benefits costs versus the same period last year.

Interest Expense

Interest expense for the first nine months of 1998 declined $862,838, or 43.2%, to $1,133,439 from $1,996,277 for the same period a year ago. This decrease is due to lower outstanding balances on the Company's revolving credit line compared to borrowings at September 30, 1997, and generally lower interest rates resulting from renegotiations of the Company's credit facilities earlier this year. The Company utilized the net proceeds from a $26.9 million follow-on offering in the fourth quarter of 1997 to pay down outstanding debt.

Income Taxes

Income taxes decreased $179,866, or 12.6% to $1,255,923 for the nine months ended September 30, 1998 versus $1,435,789 a year ago. The Company's effective tax rate was 27.0% for the first nine months of 1998 compared with 32.5% for the same period in 1997. The relatively low effective tax rate is due to favorable tax treatment afforded income earned by the Company's subsidiary in Puerto Rico.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily funded its working capital requirements and capital expenditures through borrowings under its revolving credit line and other indebtedness, and in the fourth quarter of fiscal 1997, through issuance of an additional 1,730,000 shares of common stock. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of footwear styles.

At September 30, 1998, the Company had working capital of $70,892,297 versus $55,987,571, at December 31, 1997. During the fourth quarter of 1997, the Company received $26.9 million net proceeds from a follow-on common stock offering and the exercise of the underwriters' over allotment option in connection therewith. The proceeds were used to reduce outstanding debt and increase working capital.

The Company renegotiated its revolving credit line during the second quarter of 1998, which has reduced its cost of borrowed funds. The revolving credit line permits maximum borrowing of $25,000,000 for the period from January 28, through and including May 15, of each year and of $42,000,000 from May 16, through and including January 27, of the following year. The revolving credit line expires May 31, 2003. Changes in the revolving credit line during the year reflect the Company's seasonal requirements for working capital. As of September 30, 1998, the Company had borrowed $32,500,000 against its available line of credit.

Capital expenditures for 1998 are expected to be approximately $4,500,000 for machinery and equipment to support increased production and for lasts, dies and patterns for new footwear styles, and construction of a new distribution facility. Initial construction of the new distribution facility began October 1998. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 1998 through available cash on hand, additional long-term borrowing and operating cash flows.

YEAR 2000

Company's State of Readiness:

The year 2000 ("Y2K") issue refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Such uncorrected conditions could significantly interfere with the conduct of the Company's business, could result in disruption of its operations and could subject it to potentially significant legal liabilities.

The Company is in the process of developing a comprehensive plan to ensure that all of its hardware and software will be Year 2000 compliant prior to the end of 1999. In addition, a questionnaire will be prepared for distribution to the Company's vendors to obtain pertinent information and assurances that their systems and products will be Year 2000 compliant. Finally, the Company has internal non-information technology systems comprised primarily of building security systems that need to be assessed for compliance. It is expected that the assessment of the impact of the Company's vendors' systems and the Company's non-information technology system and its hardware will be complete by June 1999. As part of its contingency plan, the Company will initiate testing of its hardware and upgrade or replace mission critical equipment as necessary to achieve compliance by June 1999. Currently, the Company is replacing its manufacturing and financial application software that is critical to the orderly conduct of the business. The software upgrade is scheduled to be completed during the second quarter of 1999.

Costs to Address Year 2000 Issues:

The Company currently estimates that additional expenditures of approximately $0.3 million, including hardware and software, will be made during 1998 and 1999 to upgrade and enhance the Company's systems. As of September 30, 1998 the Company has incurred $2.1 million related to computer hardware and software upgrades. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Risks of the Company's Year 2000 Issues:

Because the Company's Y2K compliance is dependent upon key third party vendors also being Y2K compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial conditions and cash flows. The possible consequences to the Company not being fully Y2K compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key materials and supplies, invoice and collection errors, and financing issues, including payroll. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course.

The Company's Contingency Plans:

The Company is reviewing and plans to test all mission critical systems and major system components for Year 2000 compliance. It is anticipated that these efforts will be completed prior to the end of 1999. The Company plans to incorporate Year 2000 issues into its business contingency plans within this same timeframe. A contingency plan will be developed to respond promptly in the event of failure. Worst case scenarios are being evaluated in relation to the Company's key business needs. Specific timetables and phases will be established for these contingency plans. The Company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Y2K efforts.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, including statements regarding the sufficiency of capital resources and year 2000 compliance. Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trend, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, the ability to detect and correct year 2000 deficiencies, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. There can be no assurance that the forward-looking statements included herein will prove to be accurate, and the inclusion of such statements herein should not be regarded as a representation by the Company, its management or any other person that the objectives and plans of the Company will be achieved. All forward looking statements made herein are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART II -- OTHER INFORMATION



Item 1.  Legal Proceedings.



          None



Item 2.  Changes in Securities.



          None



Item 3.  Defaults Upon Senior Securities.



          None



Item 4.  Submission of Matters to a Vote of Securities Holders.



         None



Item 5.  Other Information.



         None





Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits



                  The exhibits to this report begin at page 16.



         B.  Reports on Form 8-K


                  Form 8-K, dated 8/31/98, announcing stock repurchase program (item 5).

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ROCKY SHOES & BOOTS, INC.


Date: 11/13/98              By: /s/ DAVID FRAEDRICH
     -------------------       ------------------------------------------------
                               David Fraedrich, Executive Vice President,
                                 Treasurer and Chief Financial Officer
                               (Duly Authorized Officer and Principal Financial
                                 and Accounting Officer)

                            ROCKY SHOES & BOOTS, INC.

                                AND SUBSIDIARIES

                                    FORM 10-Q

                                  EXHIBIT INDEX


  EXHIBIT                 EXHIBIT
  NUMBER                DESCRIPTION

   10.1                 Termination of Buy and Sell Agreement, dated August 18,
                        1998

   27                   Financial Data Schedule