Form 10-K
period 1998-12-31
ROCKY SHOES & BOOTS INC
filed 1999-03-31
CIK 895456

                                    FORM 10-K
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)
                  [ x ]ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                     the fiscal year ended December 31, 1998
                                       OR

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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $23,682,240 on March 15, 1999.

         There were 4,927,815 shares of the Registrant's Common Stock outstanding on March 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Business Risks." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                                     PART I


ITEM 1.  BUSINESS.

         Rocky Shoes & Boots, Inc. has two subsidiaries: Five Star Enterprises Ltd. ("Five Star"), a Cayman Islands corporation, which operates a manufacturing facility in La Vega, Dominican Republic, and Lifestyle Footwear, Inc. ("Lifestyle"), a Delaware corporation, which operates two manufacturing facilities in Aquadilla, Puerto Rico. Unless the context otherwise requires, all references to "Rocky" or the "Company" include Rocky Shoes & Boots, Inc. and its subsidiaries.

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

         Following completion of the Company's initial public offering in 1993, the Company began to convert all of its factories to a modular "Team Pass-Through" manufacturing system. This system substantially increased total manufacturing capacity and operating efficiencies. Most of the Company's footwear is manufactured in the Company's facilities located in Nelsonville, Ohio, the Dominican Republic and Puerto Rico. The Company purchases raw materials from a number of domestic and foreign sources. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof fabric, CORDURA nylon fabric and soling materials. The Company's footwear is distributed nationwide and in Canada from the Company's warehouse located in Nelsonville, Ohio. The Company stores finished goods in the warehouse until they are used to fill an order. If the product ordered is in inventory, it can be shipped to customers within one week of the order.

         In the past, the Company has benefited from a relatively low effective tax rate. The Company receives favorable tax treatment on income earned by its subsidiary in Puerto Rico and benefits from local tax abatements available to such subsidiary. Beginning the fourth quarter of Fiscal 1996, the Company elected to repatriate future earnings of its subsidiary in the Dominican Republic. The repatriation of earnings from its subsidiary in the Dominican Republic is subject to federal income tax, but is exempt from state and local taxation.


___________

ROCKY(R) is a federally registered trademark of Rocky Shoes & Boots, Inc. This report also refers to trademarks of corporations other than the Company. See "Business -- Patents, Trademarks and Trade Names."

STRATEGY

         The Company's objective is to increase sales within its core product categories and markets and to leverage the ROCKY brand into new markets with products that emphasize the reputation of the Company's footwear for performance, innovation, quality, comfort and durability. Key elements of the Company's strategy are as follows:

         Maintain Performance, Innovation and Quality. Performance, innovation and quality are hallmarks of the ROCKY brand. The Company believes it has developed a competitive advantage through its ability to produce high quality performance footwear incorporating premium materials such as GORE-TEX waterproof breathable fabric. The Company continually strives to develop new products and to introduce innovations in each of its footwear market segments. The Company stresses quality control at every stage of its manufacturing process. Each manufacturing facility is staffed with trained quality assurance personnel, and a portion of each manufacturing employee's compensation is based on the level of product quality of each employee's respective work group.

         Increase Awareness of the ROCKY Brand. The Company believes that its long-term reputation for performance, innovation and quality has increased awareness of the ROCKY brand. To increase the strength of its brand, the Company has reformulated its advertising strategy by shifting its focus from the retail trade directly to the consumer. A key component of this new strategy includes advertising through cost-effective cable broadcasts aimed at audiences which share the demographic profile of the Company's typical customers. Similarly, the Company has shifted its national print advertising campaign to more consumer-oriented publications. Management believes that by directly targeting the consumer it can convey a broader and more consistent image of the ROCKY brand, thereby increasing demand for its products at higher retail prices.

         Leverage the ROCKY Brand. The Company believes that the ROCKY brand has become a recognizable and established brand name for performance quality-conscious consumers in the rugged outdoor and occupational segments of the men's footwear market. The Company intends to continue to leverage the ROCKY brand with a major emphasis on broadening its share of the casual market segment Additionally, the Company licenses the ROCKY brand for use on certain complementary products, such as socks, hats and accessories in an effort to expand brand recognition.

         Utilize Exclusive Rocky-Focused Sales Force. The Company historically sold its footwear through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. In an effort to ensure full representation of its complete product line and consistent support of its customers, late in 1995, the Company began replacing its manufacturers' representatives with exclusive sales representatives who sell only ROCKY brand products. Currently, approximately 80% of the Company's sales force is comprised of exclusive sales representatives.

         Capitalize on Manufacturing Process. The Company manufactures its products under a twin-plant concept by producing its labor intensive "upper portion" in its lower wage rate plants in the Dominican Republic and Puerto Rico and completing its footwear in Puerto Rico and Nelsonville, Ohio where it uses state-of-the-art bottoming techniques. In early 1999, the Company began to manufacture opening price point hunting boots in the Dominican Republic. The Company utilizes a modular "Team Pass-Through" manufacturing system in each of its manufacturing facilities. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach, which requires each person to perform a single repetitive task. This system increases the number of pairs of footwear produced per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves the Company's production yields. In addition, the Company believes that its manufacturing process allows it to respond quickly to changes in product demand and consumer preferences.

         Expand Product Sourcing. The Company's sourced products represented approximately 18% of its revenue in 1998. The Company primarily sources products from independent manufacturers in the Far East. The Company sources products which are manufactured to its specifications. This enables the Company to reach price points that it cannot obtain with most products manufactured in its own facilities. A greater portion of the Company's products may be sourced in the future if the Company expands and reaches capacity in its manufacturing facilities. The Company employs a full-time quality assurance staff to inspect each shipment sourced in the Far East. All of the Company's sourced products are designed by the Company's design and engineering team.

PRODUCT LINES

     The Company's product lines consist of rugged outdoor, occupational and casual footwear. ROCKY brand products emphasize quality, patented materials, such as GORE-TEX waterproof breathable fabric, CORDURA nylon fabric, CAMBRELLE cushioned lining and THINSULATE thermal insulation. The following table summarizes the Company's product lines:

                                     RUGGED OUTDOOR                OCCUPATIONAL                   CASUAL
                                     --------------                ------------                   ------
TARGET MARKET............      Hunters and outdoorsmen      Law enforcement                Retail customers of
                                                            personnel, security            premium casual wear
                                                            guards, postal workers,
                                                            paramedics and factory
                                                            and construction workers

SUGGESTED RETAIL
   PRICE RANGE...........      $89 - $239                   $69 - $179                    $59 - $189

DISTRIBUTION                   Sporting goods stores,       Retail uniform stores,        Independent retail stores,
   CHANNELS..............      outdoor specialty stores     mail order catalogs,          department store chains,
                               and mail order catalogs      specialty safety stores       mail order catalogs and
                                                            and independent retail        sporting goods stores
                                                            stores

COMPANY'S LEADING              BEAR CLAW, SNOW STALKER,     ELIMINATOR, ROCKY 911         TUFF TERRAINERS, OUTBACKS
   BRAND NAMES...........      SUPERSTALKERS and MOUNTAIN   SERIES, ALPHA, CROSSTECH,     and ROCKERS
                               STALKERS                     WORKSMART, BEAR CLAW
                                                            STEEL TOE and WORKMAX

         Rugged Outdoor Footwear. Rugged outdoor footwear, which is the Company's largest product line in terms of total net sales, represented $47.6 million, or 53.7%, of Fiscal 1998 net sales. The Company's rugged outdoor footwear consists of all season sport/hunting boots that are typically waterproof and insulated and a line of rubber footwear. Rubber footwear was introduced by the Company in 1998 and consists of patterned and non-patterned knee boots, chest and hip waters and insulated cold weather pack boots. These products are designed to keep outdoorsmen comfortable in extreme conditions. Most of the Company's rugged outdoor footwear have outsoles which are designed to provide excellent cushioning and traction. Although Rocky's rugged outdoor footwear is regularly updated to incorporate new camouflage patterns, the Company believes its products in this category are relatively insensitive to changing fashion trends. For example, two of the Company's most popular current boot styles were introduced in 1984 and 1988, respectively.

         Occupational Footwear. Occupational footwear, which is the Company's second largest product line, represented $23.9 million, or 26.9%, of Fiscal 1998 net sales. All occupational footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable and are typically worn by people who are required to spend a majority of their time at work on their feet. Certain styles of the Company's occupational wear incorporate Gore's CROSSTECH fabric, which is resistant to blood born pathogens. Several of the Company's occupational footwear products are similar in design to certain of the Company's rugged outdoor footwear styles, except the Company's occupational footwear is primarily black in color and features innersole support systems. This product category includes work/steel toe footwear designed for industrial, construction and manufacturing workers who demand leather work boots that are durable, flexible and comfortable. Many companies require their workers to wear steel toe boots and often provide purchase programs for their employees' footwear needs.

         Casual Footwear. Aggregate sales of the Company's casual footwear were $8.1 million in Fiscal 1998, accounting for 9.1% of net sales. The Company's casual products target the upscale segment of the market and include well-styled, comfortable leather shoes of a variety of constructions, including traditional handsewn. Most of the Company's footwear in this segment is waterproof and highly functional for outdoor activity. The Company has placed increased emphasis on expanding its market share within the casual segment by increasing the number of its product offerings and more directly targeting the retail consumer. The Company currently offers approximately 80 styles of footwear within this market segment. In 1999, the Company introduced the ROCKY FORMZ series of comfort casuals. The ROCKY FORMZ system utilizes a method of custom fitting that molds the footbed around a customer's foot to provide a unique and lasting fit.

         Other. The Company manufactures and/or markets a variety of accessories, including GORE-TEX waterproof oversocks, GORE-TEX waterproof booties, innersole support systems, foot warmers, laces and foot powder. GORE-TEX waterproof oversocks are sold under the ROCKY brand and as private label products. Additionally, the Company periodically contracts its excess manufacturing capacity for shoe uppers and bottoms to other shoe manufacturers. Aggregate sales of other products, including contract manufacturing, were $4.3 million in Fiscal 1998, representing 4.8% of net sales.

         Net Sales Composition. The following table indicates the percentage of net sales derived from each major product line and the factory outlet store for the periods indicated. Historical percentages may not be indicative of the Company's future product mix.

                                                                         FISCAL 1998       FISCAL 1997      FISCAL 1996
                                                                         -----------       -----------      -----------
Rugged outdoor footwear........................................               53.7%            52.4%           57.8%

Occupational footwear..........................................               26.9             24.3            23.3

Casual footwear................................................                9.1              8.2             5.7

Factory outlet stores..........................................                5.5              5.2             6.6

Other. . ......................................................                4.8              9.9             6.6
                                                                               ---              ---             ---
                                                                             100.0%           100.0%          100.0%
                                                                             =====            =====           =====

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

SALES, MARKETING AND ADVERTISING

         The Company has developed comprehensive marketing and advertising programs to gain national exposure for its ROCKY brand products in its targeted markets. By creating strong brand awareness, the Company seeks to increase the general level of retail demand for its products, expand its customer base and increase brand loyalty. The Company's footwear is sold by more than approximately 2,650 retail and mail order companies in the United States and Canada. The Company's largest customers include: Cabela's, Inc., Bass Pro Shops, Inc. and Dick's Clothing and Sporting Goods for rugged outdoor footwear; Fecheimer Brothers Uniforms, Inc., R & R Uniforms, Inc. and Galls, Inc. for occupational footwear; J.C. Penney Company, Inc. for casual footwear. No single customer accounted for more than 10% of the Company's revenues in Fiscal 1998.

         The Company's sales and marketing personnel are responsible for developing and implementing all aspects of advertising and promotion of the Company's products. In addition, the Company maintains a network of 70 exclusive sales representatives and manufacturers' representatives, operating in 14 geographic territories, who sell the Company's products throughout the United States and in Canada. The Company has historically sold its products through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. In an effort to ensure full representation of its complete product line and consistent support of its customers, late in 1995, the Company began replacing its manufacturers' representatives with exclusive sales representatives who sell only ROCKY brand products. Currently, 80% of the Company's sales force is comprised of exclusive sales representatives. The Company also changed its sales and manufacturing representatives compensation program by setting performance goals based on sales growth, development of new accounts and increased penetration of existing accounts with new products. The Company's exclusive sales representatives and manufacturers' representatives are paid on a commission basis and are responsible for sales, service and follow-up.

         The Company advertises and promotes the ROCKY brand through a variety of methods, including product packaging, national print advertising and a telemarketing operation. In addition, the Company attends numerous tradeshows, which have historically been an important source of new orders. The Company's marketing personnel have developed a product list, product catalog and dealer support system which includes attractive point-of-sale displays and co-op advertising programs.

         The Company believes that its long-term reputation for quality has increased awareness of the ROCKY brand. To further increase the strength of its brand, the Company has reformulated its advertising strategy by shifting its focus from the retail trade directly to the consumer. A key component of this new strategy includes advertising through cost-effective cable broadcasts aimed at audiences which share the demographic profile of the Company's typical customers. Similarly, the Company has shifted its national print advertising campaign to more consumer-oriented publications. The Company places full page advertisements in a number of magazines and other publications having national and international circulations, including Sports Afield, Field & Stream, North American Hunter, Outdoor Life, North American Fisherman, Police and Security News, Rescue and Law and Order. The Company's print advertisements and television commercials emphasize the waterproof nature of the Company's footwear as well as its high quality, comfort, functionality and durability. Management believes that by directly targeting the consumer it can create a more recognizable, consistent image of the ROCKY brand, thereby increasing demand for its products at higher retail prices.

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

MANUFACTURING AND SOURCING

         The Company manufactures its products under a twin-plant concept by producing the labor intensive "upper portions" in its lower wage rate plants in the Dominican Republic and Puerto Rico and completing its footwear in Puerto Rico and Nelsonville, Ohio where it uses state-of-the-art bottoming techniques. In early 1999, the Company began to manufacture opening price point hunting boots in the Dominican Republic. The Company utilizes a modular "Team Pass-Through" manufacturing system in each of its manufacturing facilities. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach, which requires each person to perform a single repetitive task. This system increases the number of pairs of footwear produced per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves the Company's production yields. In addition, the Company believes that its manufacturing process allows it to respond quickly to changes in product demand and consumer preferences.

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

         Most of the Company's footwear is produced in its own facilities in Nelsonville, Ohio, the Dominican Republic and Puerto Rico. The Company sources some footwear from manufacturers in the Far East, primarily China, which in 1998 accounted for approximately 18% of its revenues. During late 1998, the Company entered into a joint venture with a factory in China to develop Gore-tex products. Pursuant to the joint venture, the Company will supply the technology and know-how to the factory to become W. L. Gore certified. The Company has an exclusive agreement with the product source for two years. The Company believes this source will improve sourced product quality and produce better gross margins. A greater portion of the Company's products may be sourced in the future if the Company expands and reaches capacity in its manufacturing facilities. The Company sources products to reach price points that it cannot obtain with products manufactured in its own facilities. The Company will source products from outside facilities only if the Company believes that these facilities will maintain the high quality that has become associated with ROCKY brand footwear. All product sourcing is planned and implemented under the direction and supervision of the Company's Director of Sourcing.

         Compliance with federal, state and local regulations with respect to the environment has not had any material effect on the earnings, manufacturing process, capital expenditures or competitive position of the Company. Compliance with such laws or changes therein could have a negative impact in the future.

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

         The Company licenses the technology and purchases insole sets for the ROCKY FORMZ system from Perfect Impression Footwear Company ("PIFC"). As long as contract minimums are maintained, the Company has an exclusive license for PIFC's custom fitting system in North America.

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

         Many of the Company's products, particularly its rugged outdoor footwear line, are used by consumers in cold or wet weather. Mild or dry weather can have a material adverse effect on sales of the Company's products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future quarter or year. Due to a relatively mild winter in many areas of the United States during the 1998 to 1999 winter season, the Company believes some of its customers may not have sold a significant portion of their inventory to retail consumers.

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

BACKLOG

         At June 30, 1998 and June 30, 1997, the Company had unfilled orders from its customers in the amount of approximately $34.7 million and $32.2 million, respectively. By comparison, at December 31, 1998 and December 31, 1997, backlog was $4.7 and $3.7 million, respectively. Because a majority of the Company's orders are placed in January through April for delivery in July through October, the Company's backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on the Company's backlog and, therefore, the Company's backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by customers prior to shipment without penalty.

PATENTS, TRADEMARKS AND TRADE NAMES

         The Company owns 22 United States patents for shoe upper designs and four United States patents for shoe sole designs. The Company has four other United States design patent applications for shoe uppers and one United States design patent application for a shoe sole that have been allowed, but for which patents have not yet been issued. The Company has three additional United States design patent applications pending for shoe uppers. The Company is not aware of any infringement of its patents or that it is infringing any patents owned by third parties.

         The Company owns United States federal registrations for its marks ROCKY(R), ROCKY BOOTS(R) (which claims a ram's head Design as part of the mark), ROCKY BOOTS and Design(R) (which claims a ram's head Design as part of the mark), BEAR CLAW(R), CORNSTALKERS(R), COME WALK WITH U.S. and Design(R), ROCKY 911 SERIES and Design(R), SNOW STALKER(R), 4 WAY STOP and Design(R), ROCKY and Design(R) for cigars, ROCKY ROCKY SHOES & BOOTS INC. SINCE 1932 and Design(R) plus a detailed full ram Design, and STALKERS(R). Additional mark variations for ROCKY BOOTS(R) and Design (which claims a ram's head Design as part of the mark), TAC-TEAM(TM), ELIMINATOR(TM), PROHUNTER(TM), and LONGBEARD(TM) are the subject of pending United States federal applications for registration. In addition, the Company uses and has common law rights in the marks ROCKY(R) MOUNTAIN STALKERS(R), and other ROCKY(R) marks. During 1994, the Company began to increase distribution of its goods in several countries, including countries in Western Europe, Canada and Japan. The Company has applied for trademark registration of its ROCKY(R) mark in a number of foreign countries.

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

         The footwear industry is subject to rapid changes in consumer preferences. The Company's casual product line and certain styles within its rugged outdoor and occupational product lines are susceptible to fashion trends. Therefore, the success of these products and styles are more dependent on the Company's ability to anticipate and respond to changing fashion trends and consumer demands within its niche market in a timely manner. The Company's inability or failure to do so could adversely affect consumer acceptance of these product lines and styles and could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         At December 31, 1998, the Company had approximately 1,752 full-time employees and 23 part-time employees. Approximately 1,364 of these full-time employees are in the Dominican Republic and Puerto Rico. The Company has approximately 1,394 employees engaged in production and the balance in managerial and administrative positions. The production employees at the Nelsonville, Ohio facility are represented by the Amalgamated Clothing and Textile Workers Union. The current collective bargaining agreement between the Company and the union was reached in May 1998 and will expire in May 2000. The Company believes the agreement is consistent with other contracts in the footwear industry. Management considers its relations with all of its employees, both union and non-union, to be good.

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

         Dependence on Sales Forecasts. The Company's investments in infrastructure and product inventory are based on sales forecasts and are necessarily made in advance of actual sales. The markets in which the Company does business are highly competitive, and the Company's business is affected by a variety of factors, including brand awareness, changing consumer preferences, product innovations, fashion trends, retail market conditions, weather conditions and economic and other factors. One of management's principal challenges is to improve its ability to predict these factors, in order to enable the Company to better match production of its products with demand. In addition, the Company's growth over the years has created the need to increase these investments in infrastructure and product and to enhance the Company's operational systems. To the extent sales forecasts are not achieved, costs associated with infrastructure and carrying cost of product inventory would represent a higher percentage of revenue, which would adversely affect the Company's financial performance.

         Changes in Consumer Demand. The footwear industry is subject to rapid changes in consumer preferences. Demand for the Company's products, particularly the Company's casual product line and certain styles within its rugged outdoor and occupational product lines, may be adversely affected by changing fashion trends. The future success of the Company will depend upon the Company's ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. The Company's failure to adequately anticipate or respond to such changes could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, sales of the Company's products may be negatively affected by weak consumer spending as a result of adverse economic trends or uncertainties regarding the economy. See "Business -- Competition."

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

         Impact of Weather. Many of the Company's products, particularly its rugged outdoor footwear line, are used primarily in cold or wet weather. Mild or dry weather has in the past and may in the future have a material adverse effect on sales of the Company's products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future period. See "Business -- Seasonality and Weather."

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

         Reliance on Key Personnel. The development of the Company's business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman, President and Chief Executive Officer, and David Fraedrich, Executive Vice President and Chief Financial Officer. Each of these executive officers has an at-will employment agreement with the Company. The employment agreements provide that in the event of termination of employment with the Company, the employee will receive a severance benefit and may not compete with the Company for a period of one year. The Company has obtained key man life insurance on Messrs. Brooks and Fraedrich in the amount of $1,146,022 and $1,143,602, respectively. The loss of the services of any of these officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

         Reliance on Foreign Manufacturing. Most of the Company's rugged outdoor and casual footwear uppers and some opening price point hunting boots are produced in the Dominican Republic. Therefore, the Company's business is subject to the risks of doing business offshore, such as: the imposition of additional United States legislation and regulations relating to imports, including quotas, duties, taxes or other charges or restrictions; weather conditions in the Dominican Republic; foreign governmental regulation and taxation; fluctuations in foreign exchange rates; changes in economic conditions; changes in the political stability of the Dominican Republic; and changes in relationships between the United States and the Dominican Republic. If any such factors were to render the conduct of business in the Dominican Republic undesirable or impracticable, the Company would have to locate new facilities for its manufacturing operations. There can be no assurance that additional facilities would be available to the Company or, if available, that such facilities could be obtained on terms favorable to the Company. Such a development would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing and Sourcing."

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

         Year 2000. The Company utilizes and is dependent upon its financial, operational and planning information systems in all phases of its business functions. Most of these systems were purchased as packaged applications from external vendors. The Company has made a preliminary assessment of the capabilities of its systems to recognize and process dates properly in the year 2000 and beyond. Based on the findings of this assessment, the Company determined that, while some of its systems are year 2000 compliant, modifications will be required to others. The Company has developed and is implementing a plan to render its enterprise business systems year 2000 compliant. The Company is also seeking to obtain commitments of year 2000 compliance from external vendors, and to develop alternative solutions to minimize the impact on the Company in the event such vendors do not meet their year 2000 commitments. Management believes that the cost of completing this plan will not have a material effect on the Company's current financial position, liquidity or results of operations.

         Manufacturing. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from expertise the Company has gained with respect to footwear manufacturing methods conducted at its manufacturing facilities. The Company continues to evaluate its manufacturing facilities and independent manufacturing alternatives in order to determine the appropriate size and scope of its manufacturing facilities. There can be no assurance that the costs of products that continue to be manufactured by the Company can remain competitive with sourced products.

         Concentration of Stock Ownership; Certain Corporate Governance Measures. The directors, executive officers and principal shareholders of the Company beneficially own approximately 19.1% of the Company's outstanding Common Stock. As a result, these shareholders are able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. The Company has also adopted certain corporate governance measures which, individually or collectively, could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company even if such events might be deemed by certain shareholders to be beneficial to the interest of the shareholders.

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

         Accounting Standards. Changes in the accounting standards promulgated by the Financial Accounting Standards Board or other authoritative bodies could have an adverse affect on the Company's future reported operating results.

         Environmental and Other Regulation. The Company is subject to various environmental and other laws and regulations, which may change periodically. Compliance with such laws or changes therein could have a negative impact on the Company's future reported operating results.

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

         The Company owns a 98,000 square foot distribution warehouse in Nelsonville, Ohio. This warehouse distributes the Company's finished goods. Additionally, under a month-to-month lease, the Company leases 18,000 square feet of warehouse space in Logan, Ohio, which it uses to store raw materials. The Company intends to vacate the Logan facility in September 1999 and consolidate its raw material storage into Company-owned facilities.

         The Company leases a 41,000 square foot manufacturing facility in Nelsonville, Ohio, from the William Brooks Real Estate Company, an entity owned by certain members of the Brooks family, including Mike Brooks and Barbara Brooks Fuller, who are also executive officers and directors of the Company. The lease expires in April 2003 and is renewable for two five-year terms.

         On a temporary basis the Company is leasing three buildings of 54,000, 16,000 and 24,000 square feet, respectively, in Newark, Ohio to store finished goods inventory, rubber products and retail inventory. The Company intends to vacate the Newark facilities in September 1999 and consolidate finished goods, rubber products and retail inventory into Company-owned facilities.

         Lifestyle leases a 20,500 square foot manufacturing facility and a 22,700 square foot manufacturing facility and warehouse in Puerto Rico from the Puerto Rico Industrial Development Company under net noncancellable operating leases, one of which expired in 1998 and one of which expires in 2002. The Company is currently on a month-to-month basis in the facility whose lease expired in 1998 and is currently negotiating a new long-term lease for the facility.

         Five Star's manufacturing facility, consisting of three connected buildings and a stand-alone building, is located in a tax-free trade zone in the Dominican Republic. Five Star leases 82,600 square feet of this facility from the Dominican Republic Corporation for Industrial Development (the "DRCID") under a Consolidation of Lease Contract, dated as of December 13, 1993, the term of which expires on February 1, 2003. Five Star leases an additional stand-alone 32,000 square feet from the DRCID under a temporary lease. The Company is currently negotiating a permanent lease for the 32,000 square foot facility.

         The Company leased a 3,900 square foot retail outlet store in Westpoint, Mississippi in October of 1998, pursuant to a lease which expires October 30, 2000.

         The Company began construction on a finished goods distribution center near Nelsonville, Ohio in October of 1998. The building will contain 192,000 square feet and is situated on 17.9 acres of land. The Company has an option on 5 additional acres at this site for future development.

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.


MARKET INFORMATION

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "RCKY." The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market:

                       QUARTER ENDED                             HIGH      LOW
                       -------------                             ----      ---
March 31, 1997.........................................          16.25     8.25
June 30, 1997..........................................          17.38    12.63
September 30, 1997.....................................          19.38    15.88
December 31, 1997......................................          21.50    14.38
March 31, 1998.........................................          19.00    14.38
June 30, 1998..........................................          17.50    13.75
September 30, 1998.....................................          14.38     7.25
December 31, 1998......................................           8.00     5.00

         On March 12, 1999, the last reported sales price of the Common Stock on the Nasdaq National Market was $5.75 per share. As of March 12, 1999, there were approximately 189 shareholders of record of the Common Stock.

         The Company presently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors. Presently, the Line of Credit (as defined below) restricts the payment of dividends on the Common Stock. At December 31, 1998, approximately $2,204,540 of retained earnings was available for distribution.

ITEM 6.  SELECTED FINANCIAL DATA.


                             SELECTED FINANCIAL DATA
                    (in thousands, except for per share data)

                                                                                      TWELVE
                                                                                       MONTHS        SIX
                                                                                       ENDED       MONTHS
                                                       YEARS ENDED                    12/31/95      ENDED       YEAR ENDED JUNE 30,
                                                12/31/98   12/31/97    12/31/96      (UNAUDITED)   12/31/95      1995        1994
                                                --------   --------    --------      -----------   --------      ----        ----
INCOME STATEMENT DATA
Net sales.................................     $88,699     $95,027     $73,148         $60,384      $36,124     $60,227     $52,895
Net income (loss).........................       2,262      $4,761      $2,806           $(537)       $(490)     $1,433      $1,820

BALANCE SHEET DATA
Total assets..............................     $96,598     $80,955     $58,090         $49,081      $49,081     $59,458     $51,943
Long-term debt, less current maturities...      26,878      13,407      19,520          16,554       16,554      15,503      17,357
Shareholders' equity......................      59,635      59,197      26,375          23,569       23,569      24,059      22,627

PER SHARE
Net income (loss):
      Basic...............................       $0.42       $1.16       $0.77         $(0.15)       $(0.13)      $0.39       $0.49
      Diluted.............................       $0.41       $1.10       $0.74         $(0.15)       $(0.13)      $0.38       $0.48

Weighted average number of shares
  outstanding:
      Basic...............................       5,425       4,088       3,666           3,666        3,666       3,666       3,707
      Diluted.............................       5,527       4,330       3,776           3,666        3,666       3,762       3,831

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         References to Fiscal 1998 and 1997 are to Fiscal years of the Company ended December, 31 of the respective year.

                             PERCENTAGE OF NET SALES


                                 DECEMBER 31, 1998        DECEMBER 31, 1997        DECEMBER 31, 1996
                                 -----------------        -----------------        -----------------
Net Sales                             100.0%                    100.0%                   100.0%

Costs of Goods Sold                    76.9                      72.9                     75.3
                                       ----                      ----                     ----

Gross Margin                           23.1                      27.1                     24.7

Selling General and
  Administrative Expenses              19.4                      17.3                     16.9
                                       ----                      ----                     ----
Income from Operations                  3.7%                      9.8%                     7.8%
                                        ===                       ===                      ===


FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES

         Net sales declined $6,327,373, or 6.7%, to $88,699,413 for Fiscal 1998 versus $95,026,786 for Fiscal 1997. Rugged outdoor footwear sales decreased $2,145,547 in Fiscal 1998 versus Fiscal 1997. This decrease resulted from lower sales of insulated rugged outdoor footwear due to retail carryover from the prior years selling season and unusually mild weather during the final four months of the year. These factors caused the Company to experience substantial order cancellations and reductions of re-orders of rugged outdoor footwear during the second half of Fiscal 1998. Although sales of rugged outdoor footwear declined in Fiscal 1998 versus Fiscal 1997, the category benefited from the introduction of ROCKY(R) rubber products. Occupational footwear sales increased $750,506 in Fiscal 1998 compared to Fiscal 1997. Casual footwear sales rose $331,047 in Fiscal 1998 versus Fiscal 1997. Average prices for the Company's products were approximately 2% higher in Fiscal 1998 than the prior year. Additionally, in Fiscal 1998 the Company discontinued a contract to manufacture shoe uppers on a private label basis for a customer.


GROSS MARGIN

         Gross margin declined $5,212,343, or 20.3%, to $20,514,372 for Fiscal 1998 versus $25,726,715 for Fiscal 1997. As a percentage of net sales, gross margin declined to 23.1% for Fiscal 1998 from 27.1% for Fiscal 1997. The reduction in gross margin was primarily a result of lower than expected sales, which resulted in temporary manufacturing inefficiencies. The Company attempted to respond promptly throughout Fiscal 1998 to changes in retail demand, unusual weather conditions, and higher than planned inventories. However, some manufacturing inefficiencies could not be avoided due to fluctuating demand for the Company's products. Additionally, gross margin was negatively impacted by increased expenses associated with hardware and software upgrades to enhance inventory management systems.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general & administrative expenses ("SG&A") increased $791,870, or 4.8%, to $17,208,211 for Fiscal 1998 versus $16,416,341 for Fiscal 1997. As a percentage of net sales, SG&A increased to 19.4% for Fiscal 1998, versus

17.3% for Fiscal 1997. The increase in SG&A for Fiscal 1998 was due to the addition of new product managers, higher employee benefit costs and increased advertising expenditures.

INTEREST EXPENSE

         Interest expense declined $818,121, or 32.0%, to $1,734,611 for Fiscal 1998 versus $2,552,732 for Fiscal 1997. This decrease was a result of lower outstanding balances on the Company's credit facility during Fiscal 1998, and more favorable interest rates due to re-negotiation of the Company's credit facility during the second quarter of Fiscal 1998. The Company received net proceeds of $26.9 million from a follow-on common stock offering during the fourth quarter of Fiscal 1997. The proceeds were used to reduce outstanding debt which resulted in lower interest expense for the fourth quarter of Fiscal 1997 and first nine months of Fiscal 1998.

INCOME TAXES

         Income tax expense was $426 for Fiscal 1998 versus $2,105,000 for Fiscal 1997. The current year tax expense resulted from taxes on the Company's Puerto Rican subsidiary offset by a benefit generated from the net operating losses incurred in the U.S. and the Dominican Republic. The Company's effective tax rate in Fiscal 1997 was 30.7%, which reflected favorable tax treatment afforded income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to the Company's subsidiary in Puerto Rico. The income of this subsidiary is exempt from taxation under Section 936 of the Internal Revenue Code. However, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company will be capped beginning in 2002 and terminate in 2006. The Company receives abatements on its commonwealth and municipal taxes on its subsidiary in Puerto Rico.



FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES

         Net sales increased $21,878,965, or 29.9%, to $95,026,786 for Fiscal 1997, versus $73,147,821 in Fiscal 1996. The increase in net sales was principally due to increased sales of rugged outdoor footwear, which grew $7.5 million, increased sales of occupational footwear, which grew $6.1 million, and to a lesser extent, sales of the Company's casual footwear which grew $3.6 million. During Fiscal 1997, the Company opened 440 new accounts and continues to benefit from diversification of its customer base with sales to new accounts in each of its product categories. The Company principally sells its products through mail order catalogs, sporting goods stores, specialty safety stores, department store chains and independent retail stores. Average selling prices were approximately 3% higher across the Company's product categories in Fiscal 1997.

GROSS MARGIN

         The Company's gross margin improved $7,682,472, or 42.6%, to $25,726,715 for Fiscal 1997, compared with $18,044,243 for Fiscal 1996. As a percentage of net sales, gross margin rose to 27.1% for Fiscal 1997, versus 24.7% for Fiscal 1996. The increase in gross margin as a percentage of net sales is primarily the result of higher production levels in all of the Company's manufacturing plants and increased sales of newer products with higher gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") increased $4,083,822, or 33.1%, to $16,416,341 for Fiscal 1997 versus $12,332,519 for
Fiscal 1996. As a percentage of net sales, SG&A expenses rose to 17.3% for Fiscal 1997 from 16.9% for Fiscal 1996. The increase in SG&A expense for Fiscal 1997 resulted from higher sales commissions due to the growth in net sales, additional selling and administrative salaries, and consulting expenses associated with the implementation of new financial and production software systems.

INTEREST EXPENSE

         Interest expense rose $449,176, or 21.4%, to $2,552,732 for Fiscal 1997, versus $2,103,556 in Fiscal 1996. The increase in interest expense is attributable primarily to higher outstanding balances during Fiscal 1997 on the Company's credit facility. The credit facility is used to support increased inventory and accounts receivable balances related to higher net sales. The Company benefited from lower interest expense during the fourth quarter of Fiscal 1997 due to net proceeds of $26.9 million from a follow-on stock offering which were used in part to reduce outstanding debt.

INCOME TAXES

         Income taxes were $2,105,000 for Fiscal 1997, versus $918,154 for Fiscal 1996. The Company's effective tax rate was 30.7% for Fiscal 1997 versus 24.7% for Fiscal 1996. The relatively low effective tax rates result from favorable income tax treatment afforded income earned by the Company's subsidiary in Puerto Rico. The income of this subsidiary is exempt from taxation under Section 936 of the Internal Revenue Code. However, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company will be capped beginning in 2002 and terminate in 2006. Additionally, the Company receives abatements on its commonwealth and municipal taxes on its subsidiary in Puerto Rico. The increase in the effective tax rate in Fiscal 1997 is due to a smaller portion of the Company's income being earned in Puerto Rico and the Dominican Republic in Fiscal 1997 versus Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company principally funds its working capital requirements and capital expenditures through net income, borrowings under its credit facility and other indebtedness. In Fiscal 1997 the Company received net proceeds of $26.9 million from a follow-on common stock offering which were used primarily to reduce outstanding debt.

         Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. In addition, the Company requires capital to support additions to machinery, equipment and facilities as well as the introduction of new footwear styles. The Company had working capital of $67,468,343 and $55,987,571 on December 31, 1998 and 1997, respectively.

         The Company renegotiated its credit facility during the second quarter of Fiscal 1998, which has reduced the Company's cost of borrowed funds. The credit facility had a maximum borrowing limit of $42,000,000 as of December 31, 1998. The borrowing limit is adjusted during the year to match the Company's seasonal requirements for working capital. The maximum borrowing limit decreased to $25,000,000 as of January 28, 1999 and increases to $42,000,000 as of May 16, 1999 through January 27, 2000, when it decreases to $25,000,000. The credit facility expires May 31, 2003. As of December 31, 1998, the Company had $15,000,000 available under the credit facility.

         Cash paid for capital expenditures during Fiscal 1998 was $6,817,108, which was funded through operating cash flows, long-term debt, and proceeds from the Company's follow-on common stock offering in October 1997. Capital expenditures for Fiscal 1999 are expected to be approximately $7,000,000 for completion of a finished goods distribution facility, additional equipment to support manufacturing, as well as lasts, dies and patterns for new footwear styles. The Company believes it will be able to finance such additions and meet operating expenditure requirements in Fiscal 1999 through existing cash balances, additional long-term borrowings, and operating cash flows.

INFLATION

         The Company cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of raw materials, salaries and employee benefits. The Company attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

YEAR 2000

Company's State of Readiness:

         The Year 2000 ("Y2K") issue refers to a condition in computer software where a two-digit field instead of a four-digit field is used to distinguish a calendar year. Unless corrected, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Such uncorrected conditions could significantly interfere with the conduct of the Company's business, could result in disruption of its operations and could subject it to potentially significant legal liabilities.

         The Company is preparing for the consequences that Y2K may have on its ability to rely on data processing and other automated operational functions which are date dependent. In addition, a questionnaire is being distributed to the Company's vendors to obtain pertinent information and assurances that their systems and products are Y2K compliant. Finally, the Company has internal non-information technology systems comprised primarily of building security systems that need to be assessed for compliance. It is expected that the assessment of the impact of the Company's vendors' systems and the Company's non-information technology system and its hardware will be complete by June 1999. The Company will initiate testing of its internal hardware and software and upgrade or replace mission critical equipment as necessary to achieve compliance by June 1999. Currently, the Company is replacing its manufacturing and financial application software that is critical to the orderly conduct of the business. The software upgrade is expected to be completed during the second quarter of 1999. Management believes the Company has completed an adequate assessment of Y2K dependencies relating to critical data processing. However, there can be no assurance that the Company's plan functions, and assessments have identified all existing Y2K expenses. Failure to identify all Y2K expenses could result in a materially adverse impact to the Company, although the extent of this impact is not believed to be reasonably estimable.

Costs to Address Year 2000 Issues:

         The Company currently estimates that additional expenditures of approximately $0.3 million, including hardware and software, will be made during Fiscal 1999 to upgrade and enhance the Company's systems. As of December 31, 1998 the Company's aggregate costs to date are approximately $2.2 million related to computer hardware and software upgrades which were funded from current operations. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Risks of the Company's Year 2000 Issues:

         There can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial conditions and cash flows, since the Company's Y2K compliance is dependent upon key third party vendors also being Y2K compliant on a timely basis. The possible consequences to the Company not being fully Y2K compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key materials and supplies, invoice and collection errors, and financing issues, including payroll. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course.

The Company's Contingency Plans:

         The Company is reviewing and plans to test all mission critical systems and major system components for Y2K compliance. It is anticipated that these efforts will be completed by June 1999. The Company plans to incorporate Y2K issues into its business contingency plans within this same timeframe. Worst case scenarios are being evaluated in relation to the Company's key business needs. The Company has not yet adopted a formal contingency plan to address the possibility that internal, customer, or supplier systems may not become Y2K compliant, management will develop such plans which may be required as Fiscal 1999 evolves and the risk of such exposure, if any, becomes better clarified. Specific timetables and phases will be established for these contingency plans. The Company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Y2K efforts.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will require adoption by the first quarter of Fiscal 2000. SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives which are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of shareholders' equity. The cumulative effect of adoption is reflected in net income and accumulated other comprehensive income, as appropriate. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect or timing of implementation of this Statement.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future capital expenditures and compliance with Y2K issues. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retail trends, as well as other factors set forth under the caption "Business Risks" in this Annual Report on Form 10-K and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk results from fluctuations in interest rates. The Company is also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk related to the Company's current commodities is not material as price changes in commodities are usually passed along to the final customer. The Company does not hold any material market risk sensitive instruments for trading purposes. The Company has the following three items that are market rate sensitive for interest rates: (1) Long-term debt consists of a credit facility with a balance at December 31, 1998 of $27,000,000. Interest is payable monthly at the bank's LIBOR rate (plus 100 to 160 basis points) or prime. In order to minimize the effect of the interest rate fluctuation, the Company has entered into two interest rate swap arrangements with a major bank for a total notional amount of $25,000,000. Under these agreements the Company pays a weighted average fixed rate of 6% (plus 100 to 160 basis points). (2) The Company also has equipment and other obligations at December 31, 1998 that bear interest at fixed and variable rates ranging from 3% to 8%. (3) The Company has a real estate obligation at December 31, 1998 that bears interest at a variable rate of 7.375%.

         Assuming a hypothetical 20% change in short-term interest rates, interest expense would not change significantly, as the interest rate swap agreement would offset the impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial balance sheets as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity, and cash flows for the years ended December 31, 1998, 1997, and 1996, together with the independent auditors' report thereon appear on pages F-1 through F-19 hereof, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 18, 1999, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is included under the captions "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS - Meetings, Committees, and Compensation of the Board of Directors," "- Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, and is incorporated herein by reference.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:


          Independent Auditors' Report

    Consolidated Balance Sheets as of December 31, 1998 and
             December 31, 1997..................................................................F-2 - F3

    Consolidated Statements of Income for the fiscal years
             ended December 31, 1998, December 31, 1997, and
             December 31, 1996..................................................................F-4

    Consolidated Statements of Shareholders' Equity for the fiscal years ended
             December 31, 1998, December 31, 1997, and
             December 31, 1996..................................................................F-5

    Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1998, December 31, 1997, and
             December 31, 1996..................................................................F-6

    Notes to Consolidated Financial Statements for the fiscal
             years ended December 31, 1998, December 31, 1997, and
             December 31, 1996..................................................................F-7 - F-19


     (2) The following financial statement schedule for the fiscal years ended December 31, 1998, December 31, 1997, and December 31, 1996 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

          Independent Auditors' Report

          Schedule II -- Consolidated Valuation and Qualifying Accounts

          Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)  Exhibits:

Exhibit
Number                              Description
------                              -----------
3.1      Second Amended and Restated Articles of Incorporation of the Registrant
         (incorporated by reference to Exhibit 3.1 to the Annual Report on Form
         10-K for the fiscal year ended December 31, 1997).

3.2      Amended and Restated Code of Regulations of the Registrant
         (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the "Registration
         Statement").

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

10.4 Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3.

10.5 Form of Company's amended 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).

10.6     Form of Stock Option Agreement (incorporated by reference to Exhibit
         10.6 to the Registration Statement).

10.7     Revolving Credit Loan Agreement, dated January 28, 1997, among Rocky
         Shoes & Boots, Inc., Five Star Enterprises Ltd., Lifestyle Footwear,
         Inc., Bank One Columbus, N.A., The Huntington National Bank, and Bank
         One, Columbus, N.A., as Agent (incorporated by reference to Exhibit
         10.7 to the Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996 (the "1996 Form 10-K")).

Exhibit
Number                              Description
------                              -----------
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

10.9 Second Amendment to Revolving Credit Loan Agreement dated May 29, 1998, among the Registrant, Five Star Enterprises Ltd., Lifestyle Footwear,
         Inc., Bank One, N.A., The Huntington National Bank, and Bank One, N.A., as Agent (incorporated by reference to Exhibit 10.2 to the Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30,
         1998 Form 10-Q")).

10.10    Second Amended and Restated Master Business Loan Note, dated May 29,
         1998, among the Registrant, Five Star Enterprises Ltd., Lifestyle
         Footwear, Inc., and payable to Bank One, N.A. (incorporated by reference to Exhibit 10.3 of the June 30, 1998 Form 10-Q).

10.11    Second Amended and Restated Master Business Loan Note, dated May 29,
         1998, among the Registrant, Five Star Enterprises Ltd., Lifestyle
         Footwear, Inc., and payable to The Huntington National Bank
         (incorporated by reference to Exhibit 10.3 of the June 30, 1998 Form
         10-Q).

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

10.16A English Translation of Addendum to Exhibit 10.16 (incorporated by reference to Exhibit 10.13A to the Registration Statement).

Exhibit
Number                              Description
------                              -----------
10.17    Lease Agreement, dated May 1, 1998, as amended, between Rocky Shoes &
         Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.3 of the June 30, 1998
         Form 10-Q).

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

Exhibit
Number                              Description
------                              -----------
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

10.30    Form of Company's Amended and Restated 1995 Stock Option Plan
         (incorporated by reference to Exhibit 4(a) to the Registration
         Statement on Form S-8, registration number 333-67357).

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

10.35    Promissory Note, dated October 27, 1993, among Rocky Shoes & Boots,
         Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle
         Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit
         10.32 to the 1994 Form 10-K).

10.36    Open-End Mortgage, Security Agreement and Assignment of Rents and
         Leases, dated October 27, 1993, among Rocky Shoes & Boots, Inc., Rocky
         Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle Footwear,
         Inc., and NBD Bank (incorporated by reference to Exhibit 10.33 to the 1994 Form 10-K).

Exhibit
Number                              Description
------                              -----------
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

Exhibit
Number                              Description
------                              -----------
10.48    Termination of Buy-Sell Agreement, dated August 18, 1998, among the
         Registrant, Mike Brooks, Barbara Brooks Fuller, Patricia H. Robey, Jay
         W. Brooks, and Charles Stuart Brooks (incorporated by reference to
         Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998).

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

(B) REPORTS ON FORM 8-K

         Form 8-K, dated December 22, 1998, regarding the resignation of William
S. Moore.

(C) EXHIBITS

         The exhibits to this report begin immediately following the signature page.

(D) FINANCIAL STATEMENT SCHEDULES

         The financial statement schedule and the independent auditors' report thereon are included on the following pages.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Rocky Shoes & Boots, Inc.

We have audited the consolidated financial statements of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 12, 1999; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Rocky Shoes & Boots, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

March 12, 1999
Columbus, Ohio

ROCKY SHOES & BOOTS, INC.                                           SCHEDULE II
AND SUBSIDIARIES


CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS DECEMBER 31, 1998, 1997 and 1996

           Column A                      Column B           Column C                Column D       Column E
                                                       Additions Charged To
                                                       --------------------
                                        Balance at                                                Balance at
          DESCRIPTION                  Beginning of     Costs and      Other      Deductions        End of
                                          Period        Expenses      Accounts                      Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 1998            $490,000        $281,500                   $(165,795)      $605,705
Year ended December 31, 1997            $291,000        $413,678                   $(214,678)      $490,000
Year ended December 31, 1996            $156,000        $384,813                   $(249,813)      $291,000

RESERVE FOR OBSOLETE INVENTORY:
Year ended December 31, 1998            $291,000        $350,000                   $(291,000)      $350,000
Year ended December 31, 1997            $642,000        $291,000                   $(642,000)      $291,000
Year ended December 31, 1996            $      0        $642,000                   $       0       $642,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROCKY SHOES & BOOTS, INC.



Date:   March 26, 1999                  By:   /s/  Dave Fraedrich
                                           ------------------------------------
                                           Dave Fraedrich, Executive Vice
                                           President, Treasurer, and Chief
                                           Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


            Signature                               Title                                  Date
            ---------                               -----                                  ----
         * Mike Brooks                  Chairman, President and Chief                 March 26, 1999
-----------------------------------     Executive Officer (Principal
              Mike Brooks               Executive Officer)


         /s/ Dave Fraedrich             Executive Vice President, Treasurer,          March 26, 1999
-----------------------------------     Chief Financial Officer and Director
              Dave Fraedrich            (Principal Financial and Accounting
                                        Officer)


         * Curtis A. Loveland           Secretary and Director                        March 26, 1999
-----------------------------------
              Curtis A. Loveland


         * Leonard L. Brown             Director                                      March 26, 1999
-----------------------------------
              Leonard L. Brown


         * Barbara Brooks Fuller        Director                                      March 26, 1999
-----------------------------------
              Barbara Brooks Fuller

         * Stanley I. Kravetz           Director                                      March 26, 1999
-----------------------------------
              Stanley I. Kravetz


         * James L. Stewart             Director                                      March 26, 1999
-----------------------------------
              James L. Stewart


         * Robert D. Stix               Director                                      March 26, 1999
-----------------------------------
              Robert D. Stix


*By:     /s/ Dave Fraedrich
    --------------------------------
    Dave Fraedrich, Attorney-in-Fact

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1998 and 1997           F-2 - F-3

Consolidated Statements of Income for the Years Ended
 December 31, 1998, 1997 and 1996                                      F-4

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996                         F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                     F-6

Notes to Consolidated Financial Statements                             F-7 -F-19

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Rocky Shoes & Boots, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Columbus, Ohio
March 12, 1999

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                      --------------------------------
                                                                                         1998                 1997
                                                                                      -----------          -----------

CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 7,232,876          $ 8,556,883
  Accounts receivable - trade, net                                                     15,595,483           17,789,329
  Other receivables                                                                     1,654,471
                                                                                                               475,593
  Inventories                                                                          47,110,011           32,894,236
  Deferred income taxes                                                                 1,735,699
                                                                                                             1,474,799
  Other current assets
                                                                                          871,533              850,018
                                                                                      -----------          -----------

           Total current assets                                                        74,200,073           62,040,858

FIXED ASSETS, AT COST:
  Property, plant and equipment                                                        37,346,300           30,557,770
  Less - accumulated depreciation                                                     (16,842,446)         (12,949,316)
                                                                                      -----------          -----------

           Total fixed assets - net                                                    20,503,854           17,608,454

DEFERRED PENSION ASSET
                                                                                          884,268              216,260

OTHER ASSETS                                                                            1,010,274            1,089,266
                                                                                      -----------          -----------

TOTAL ASSETS                                                                         $ 96,598,469         $ 80,954,838
                                                                                     ============         ============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                      ------------------------------------
                                                                                         1998                  1997
CURRENT LIABILITIES:
Accounts payable                                                                         $ 2,194,026           $ 2,414,936
Current maturities - long-term debt                                                        2,927,625             1,173,840
Accrued taxes - other                                                                        479,211               593,248
Accrued income taxes                                                                                                66,694
Accrued salaries and wages                                                                   511,916             1,118,331
Accrued other                                                                                618,952               686,238
                                                                                         -----------           -----------
Total current liabilities                                                                  6,731,730             6,053,287

LONG-TERM DEBT - Less current maturities                                                  26,877,509            13,406,962

DEFERRED LIABILITIES:
Deferred compensation                                                                        173,535               241,673
Deferred income taxes                                                                      2,298,863             2,049,256
Deferred pension liability                                                                   881,761                 7,130
                                                                                         -----------           -----------
Total deferred liabilities                                                                 3,354,159             2,298,059
                                                                                         -----------           -----------
Total liabilities                                                                         36,963,398            21,758,308

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; outstanding
1998 - 0 shares; 1997 - 90,000 shares                                                                                5,400
Common stock, no par value; 10,000,000 shares authorized; outstanding
1998 - 5,172,815 shares; 1997 - 5,359,668 shares                                          39,560,343            42,604,658
Stock held in treasury, at cost                                                                                (1,226,059)
Retained earnings                                                                         20,074,728            17,812,531
                                                                                         -----------           -----------
Total shareholders' equity                                                                59,635,071            59,196,530
                                                                                         -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $96,598,469           $80,954,838
                                                                                         ===========           ===========

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                                                          YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------------
                                                                                 1998              1997              1996
NET SALES                                                                     $ 88,699,413   $  95,026,786       $ 73,147,821

COST OF GOODS SOLD                                                              68,185,041      69,300,071         55,103,578
                                                                              ------------   -------------       ------------
GROSS MARGIN                                                                    20,514,372      25,726,715         18,044,243

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                                         17,208,211      16,416,341         12,332,519
                                                                              ------------   -------------       ------------

INCOME FROM OPERATIONS                                                           3,306,161       9,310,374          5,711,724
                                                                              ------------   -------------       ------------

OTHER INCOME AND (EXPENSES):
Interest expense                                                               (1,734,611)     (2,552,732)        (2,103,556)
Other - net                                                                        691,073         108,688            115,945
                                                                              ------------   -------------       ------------

Total other - net                                                              (1,043,538)     (2,444,044)        (1,987,611)
                                                                              ------------   -------------       ------------

INCOME BEFORE INCOME TAXES                                                       2,262,623       6,866,330          3,724,113

INCOME TAX EXPENSE                                                                     426       2,105,000            918,154
                                                                              ------------   -------------       ------------


NET INCOME                                                                     $ 2,262,197   $   4,761,330        $ 2,805,959
                                                                              ============   =============       ============


NET INCOME PER COMMON SHARE:
Basic                                                                               $ 0.42   $        1.16    $          0.77
                                                                              ============   =============       ============
Diluted                                                                             $ 0.41   $        1.10    $          0.74
                                                                              ============   =============       ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic                                                                            5,425,026       4,087,682          3,665,548
                                                                              ============   =============       ============
Diluted                                                                          5,526,863       4,329,907          3,776,045
                                                                              ============   =============       ============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                         TOTAL
                                                         PREFERRED       COMMON        TREASURY       RETAINED        SHAREHOLDERS'
                                                           STOCK         STOCK           STOCK        EARNINGS           EQUITY
BALANCE, DECEMBER 31, 1995                                $  6,000    $ 14,543,947  $ (1,226,059)   $ 10,245,242       $ 23,569,130
Net income - 1996                                                                                      2,805,959          2,805,959
                                                          --------    ------------  -------------   ------------       ------------
BALANCE, DECEMBER 31, 1996                                   6,000      14,543,947    (1,226,059)     13,051,201         26,375,089

YEAR ENDED DECEMBER 31, 1997:
Net income                                                                                             4,761,330          4,761,330
Shares issued (1,570,000) pursuant to public
offering, net of costs of $453,483                                      26,895,917                                       26,895,917
Stock options exercised                                                  1,020,794                                        1,020,794
Tax benefit related to stock options                                       143,400                                          143,400
Preferred stock converted to common stock                     (600)            600
                                                          --------    ------------  -------------   ------------       ------------

BALANCE, DECEMBER 31, 1997                                   5,400      42,604,658    (1,226,059)     17,812,531         59,196,530

YEAR ENDED DECEMBER 31, 1998:
Net income                                                                                             2,262,197          2,262,197
Treasury stock retired (124,095 shares)                                (1,226,059)      1,226,059
Treasury stock purchased and retired (292,600 shares)                  (2,038,118)                                      (2,038,118)
Stock options exercised                                                    214,462                                          214,462
Preferred stock converted to common stock                  (5,400)           5,400
                                                          --------    ------------  -------------   ------------       ------------


BALANCE, DECEMBER 31, 1998                                $           $ 39,560,343   $              $ 20,074,728       $ 59,635,071
                                                          ========    ============  =============   ============       ============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------------------
                                                                                    1998               1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $    2,262,197   $    4,761,330   $       2,805,959
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization                                                       4,226,313        2,925,932           2,392,716
Deferred income taxes                                                                (11,293)          156,247              62,375
Deferred compensation and pension - net                                               138,485         (13,227)           (587,852)
Loss on sale of fixed assets                                                              837            1,213              94,614
Change in assets and liabilities:
Receivables                                                                         1,014,968      (5,176,709)         (1,780,457)
Inventories                                                                      (14,215,775)      (7,504,334)         (7,053,010)
Other current assets                                                                 (21,515)        (143,921)            (72,212)
Other assets                                                                           58,811           78,951             198,674
Accounts payable                                                                    (506,171)        (711,792)           1,665,330
Accrued liabilities                                                                 (854,432)        (740,704)           2,105,676
                                                                               --------------   --------------   -----------------

Net cash used in operating activities                                             (7,907,575)      (6,367,014)           (168,187)
                                                                               --------------   --------------   -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES - Purchase of fixed assets                                             (6,817,108)      (4,462,236)         (3,302,761)
                                                                               --------------   --------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                                       79,835,000       77,050,000          34,913,394
Payments on long-term debt                                                       (64,610,668)     (86,073,615)        (32,946,783)
Proceeds from issuance of stock (net of
offering expenses)                                                                                  26,895,917
Purchase of treasury stock                                                        (2,038,118)
Proceeds from exercise of stock options, including
related tax benefit                                                                   214,462        1,164,194
                                                                               --------------   --------------   -----------------

Net cash provided by financing activities                                          13,400,676       19,036,496           1,966,611
                                                                               --------------   --------------   -----------------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                  (1,324,007)        8,207,246         (1,504,337)

CASH AND CASH EQUIVALENTS,
BEGINNING  OF PERIOD                                                                8,556,883          349,637           1,853,974
                                                                               --------------   --------------   -----------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    7,232,876   $    8,556,883   $         349,637
                                                                               ==============   ==============   =================

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Rocky Shoes & Boots, Inc. ("Rocky Inc.") and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. ("Lifestyle") and Five Star Enterprises Ltd. ("Five Star"), collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

      BUSINESS ACTIVITY - The Company designs, manufactures, and markets high quality men's and women's footwear primarily under the registered trademark, ROCKY(R). The Company maintains a nationwide network of independent and Company sales representatives who sell the Company's products primarily through independent shoe, sporting goods, specialty, and uniform stores and catalogs throughout the United States. The Company did not have any customers that accounted for more than 10% of consolidated net sales in 1998, 1997 and 1996.

      ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are primarily held in four banks.

      TRADE RECEIVABLES - Trade receivables are presented net of the related allowance for doubtful accounts of approximately $606,000 and $490,000 at December 31, 1998 and 1997, respectively.

      CONCENTRATION OF CREDIT RISK - The Company's exposure to credit risk is impacted by the economic climate affecting its industry. The Company manages this risk by performing ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts.

      SUPPLIER AND LABOR CONCENTRATIONS - The Company purchases raw materials from a number of domestic and foreign sources. The Company currently buys all of its waterproof fabric, a component used in a significant portion of the Company's shoes and boots, from one supplier (GORE-TEX(R)). The Company has had a relationship with this supplier for over 18 years and has no reason to believe that such relationship will not continue.

      A significant portion of the Company's shoes and boots are produced in the Company's Dominican Republic operations. The Company has conducted operations in the Dominican Republic since 1987 and is not aware of any governmental or economic restrictions that would alter its current operations.

INVENTORIES - Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

FIXED ASSETS - The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

                                                              Years
                                                              -----
Building and improvements                                     5-40
Machinery and equipment                                       5-12
Furniture and fixtures                                        8-12
Lasts, dies, and patterns                                     7-12

Effective January 1, 1998, the Company changed the estimated useful life of certain computer software costs. This change decreased 1998 net income by $447,600, or $.08 per diluted share. This change was made to better reflect how the asset is expected to be used over time and to provide a better matching of revenues and expenses.

For income tax purposes the Company generally computes depreciation utilizing accelerated methods.

ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense was $2,323,372, $1,334,034 and $1,399,398 for the years ended December 31, 1998, 1997 and 1996, respectively.

REVENUE RECOGNITION - Revenue is recognized at the time footwear product is shipped to the customer and is recorded net of estimated sales discounts and returns.

PER SHARE INFORMATION - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", which requires retroactive adoption for all periods presented. Under SFAS No. 128, basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the Company's Series A preferred stock and stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:


                                                                             YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                       1998             1997           1996
                                                                    ---------        ---------      ---------
Basic - Weighted average shares outstanding                         5,425,026        4,087,682      3,665,548

Dilutive securities:
Preferred stock                                                         7,365           85,549         92,857
Stock options                                                          94,472          156,676         17,640
                                                                    ---------        ---------      ---------
Diluted - Weighted average shares outstanding                       5,526,863        4,329,907      3,776,045
                                                                    =========        =========      =========

No adjustments to net income were required for purposes of computing diluted per share amounts.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is required to be adopted for the Company's 2000 annual financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which will require adoption in 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company has not yet determined what, if any, impact the adoption of this statement will have on its financial statements.

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is managed in one operating segment, footwear. Within their one operating segment, the Company has identified three product groups; Rugged Outdoor, Occupational, and Handsewn Casual. The following is supplemental information on net sales by product group:

                                              RUGGED                              HANDSEWN
                                             OUTDOOR         OCCUPATIONAL          CASUAL                  TOTAL
                                          ------------       ------------       -----------            ------------
1998                                      $ 53,097,608       $ 26,594,865       $ 9,006,940            $ 88,699,413
1997                                        58,661,798         27,232,590         9,132,398              95,026,786
1996                                        48,693,814         19,616,520         4,837,487              73,147,821

RECLASSIFICATIONS - Certain reclassifications have been made to prior years' amounts to conform with the classifications of such amounts for 1998.

2.   INVENTORIES

Inventories are comprised of the following:

                                                        DECEMBER 31,
                                          --------------------------------------
                                              1998                      1997
                                          ------------              ------------
Raw materials                              $ 7,917,557               $ 6,210,161
Work-in-process                              5,184,591                 3,348,275
Finished goods                              31,532,217                21,140,951
Factory outlet finished goods                2,475,646                 2,194,849
                                          ------------              ------------
Total                                     $ 47,110,011              $ 32,894,236
                                          ============              ============

3.   FIXED ASSETS

Fixed assets are comprised of the following:


                                                                     DECEMBER 31,
                                                        --------------------------------------
                                                              1998                    1997
                                                        ------------              ------------
Land                                                    $    544,816              $    224,115
Building and improvements                                  6,346,976                 5,769,949
Machinery and equipment                                   19,622,714                17,187,561
Furniture and fixtures                                     2,959,471                 2,303,893
Lasts, dies and patterns                                   5,157,100                 4,482,705
Construction work-in-progress                              2,715,223                   589,547
                                                        ------------              ------------
Total                                                     37,346,300                30,557,770
Less - accumulated depreciation                         (16,842,446)              (12,949,316)
                                                        ------------              ------------
Net fixed assets                                        $ 20,503,854              $ 17,608,454
                                                        ============              ============

4.   LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                           1998             1997
                                                        ------------     ------------

Bank - revolving credit facility                        $ 27,000,000     $ 10,600,000
Equipment and other obligations                            2,495,129        3,388,242
Real estate obligations                                       70,741           83,634
Other                                                        239,264          508,926
                                                        ------------     ------------
Total long-term debt                                      29,805,134       14,580,802
Less current maturities                                    2,927,625        1,173,840
                                                        ------------     ------------

Net long-term debt                                      $ 26,877,509     $ 13,406,962
                                                        ============     ============

The Company has a loan agreement with a bank, as amended, with maximum borrowings that range from $25,000,000 (from January 28 to May 15 annually) to $42,000,000 (from May 16 through January 27 annually). Interest on the revolving credit facility is payable monthly at the bank's LIBOR rate (plus 100 to 160 basis points) or prime, and the principal is due May 31, 2003. The weighted average interest rate for the outstanding balance at December 31, 1998 was 6.63%. At December 31, 1998, $2,000,000 was classified as current based on the scheduled reduction in the maximum borrowings that occurs on January 28, 1999.

Any amounts borrowed under the agreement are secured by the accounts receivable, inventories, and equipment of the Company. The agreement contains restrictive covenants which, among others, require the Company to maintain a certain level of tangible net worth, as defined. At December 31, 1998 approximately $2,204,540 of retained earnings are available for distribution.

Equipment and other obligations at December 31, 1998 bear interest at fixed and variable rates ranging from 3% to 8% and are payable in monthly installments to 2002. The obligations are secured by equipment and are subject to the security agreement and covenants applicable to the revolving credit facility.

Real estate obligation at December 31, 1998 bear interest at a variable rate of 7.375% and is payable in monthly installments through 2003. The obligation is secured by real estate and is subject to the security agreement and covenants applicable to the revolving credit facility.

The Company entered into two interest rate swap agreements with a major bank for a total notional amount of $25,000,000 with average maturities of seven years to reduce the impact of changes in interest rates on its variable rate long-term debt. The Company is exposed to credit loss only in the event of nonperformance by the bank on the interest rate swap agreements, which the Company does not anticipate. The fair value of the interest rate swaps at December 31, 1998 is an unrealized loss of $1,105,676, that represents the amount at which they could be settled, based on estimates obtained from dealers.

At December 31, 1998 essentially all trade accounts receivable, inventories and property are held as collateral for the Company's long-term debt.

Long-term debt matures as follows for the years ended December 31:

1999                                                               $  2,927,625
2000                                                                   1,691,372
2001                                                                     158,908
2002                                                                      18,556
2003                                                                       8,673
Thereafter                                                            25,000,000
                                                                     -----------
Total                                                                $29,805,134
                                                                     ===========

The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 1998 and 1997, based on current market prices for the same or similar issues or on debt available to the Company with similar rates and maturities.

5.   OPERATING LEASES

The Company leases certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. The Company incurred approximately $840,000, $643,000, $541,000, in rent expense under operating lease arrangements for the years ended December 31, 1998, 1997 and 1996, respectively.

Included in total rent expense above are monthly payments of $7,000 for 1998 and $6,000 for 1997 and 1996, respectively, for the Company's Ohio manufacturing facility leased from an entity in which the owners are also shareholders of the Company.

Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

      1999                                                         $   647,000
      2000                                                             287,000
      2001                                                             162,000
      2002                                                             133,000
      2003                                                              30,000
                                                                   -----------
Total                                                              $ 1,259,000
                                                                   ===========

6.   INCOME TAXES

Rocky Inc. and its wholly-owned subsidiary doing business in Puerto Rico, Lifestyle, are subject to U.S. Federal income taxes; however, the Company's income earned in Puerto Rico is allowed favorable tax treatment under Section 936 of the Internal Revenue Code if conditions as defined therein are met. Five Star is incorporated in the Cayman Islands and conducts its operations in a "free trade zone" in the Dominican Republic and, accordingly, is currently not subject to Cayman Islands or Dominican Republic income taxes.

At December 31, 1998 a provision has not been made for U.S. taxes on the accumulated undistributed earnings of Five Star through the third quarter of 1996 of approximately $3,079,000 that would become payable upon repatriation to the United States. In addition, the Company has not provided any U.S. tollgate taxes on approximately $2,257,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. It is the intention of the Company to reinvest all such earnings. If the Five Star and Lifestyle undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $1,047,000 and $226,000, respectively.

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company's assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences.

Income taxes (benefits) are summarized as follows:

                                          YEAR ENDED DECEMBER 31,
                                -------------------------------------------
                                    1998           1997              1996

    Federal:
    Current                     $  (76,294)      $1,556,631      $  640,053
    Deferred                        10,357          146,143         115,883
                                ----------       ----------      ----------
    Total Federal                  (65,937)       1,702,774         755,936
                                ----------       ----------      ----------
    State and local:
    Current                         88,013          392,122         215,726
    Deferred                       (21,650)          10,104         (53,508)
                                ----------       ----------      ----------
    Total state and local           66,363          402,226         162,218
                                ----------       ----------      ----------

    Total                       $      426       $2,105,000      $  918,154
                                ==========       ==========      ==========

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense computed by applying the Federal statutory rate of 34% for all periods to income before income taxes follows:

                                                          YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                   1998             1997              1996

Expected expense at statutory rate            $   769,286       $ 2,334,552       $ 1,266,198
Decrease in income taxes resulting from:
Exempt income from operations in
Puerto Rico, net of tollgate taxes               (802,791)         (476,493)         (279,414)
Exempt income from Dominican
Republic operations                                                                  (158,075)
State and local income taxes                      (22,563)         (136,757)          (55,154)
Other - net                                        (9,869)          (18,528)          (17,619)
                                              -----------       -----------       -----------

Total                                         $   (65,937)      $ 1,702,774       $   755,936
                                              ===========       ===========       ===========


Deferred income taxes recorded in the consolidated balance sheets at December 31, 1998 and 1997 consist of the following:

                                                    DECEMBER 31,
                                          -----------------------------
                                              1998               1997

  Deferred tax assets:
  State and local income taxes            $    47,546       $    55,644
  Asset valuation allowances                  454,494           398,959
  Pension and deferred compensation           197,535           296,952
  Net operating loss carryforwards            215,445           287,260
  Inventories                               1,131,231           812,437
                                          -----------       -----------

  Total deferred tax assets                 2,046,251         1,851,252
                                          -----------       -----------

  Deferred tax liabilities:
  Fixed assets                             (1,499,613)       (1,706,586)
  Prepaid assets                              (34,173)
  Tax on Five Star earnings                   (64,339)          (64,339)
  Tollgate tax on Lifestyle earnings       (1,011,290)         (654,784)
                                          -----------       -----------

  Total deferred tax liabilities           (2,609,415)       (2,425,709)
                                          -----------       -----------

  Net deferred tax liability              $  (563,164)      $  (574,457)
                                          ===========       ===========

      At December 31, 1998, the Company has approximately $634,000 of net operating loss carryforwards for Federal income tax purposes with annual utilization limitations over the next three years and expiring in 2010. Effective during 1996 the Company began to provide U.S. income taxes on the earnings of Five Star based on the Company's intention to repatriate these earnings in the future.

 7.   RETIREMENT PLANS

      Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The disclosures that follow are in accordance with the requirements of SFAS No. 132.

      The Company sponsors separate noncontributory defined benefit pension plans covering the union and non-union workers of the Company's Ohio and Puerto Rico operations. Benefits under the union plan are primarily based upon negotiated rates and years of service. Benefits under the non-union plan are based upon years of service and highest compensation levels as defined. Annually, the Company contributes to the plans at least the minimum amount required by regulation.

Net pension cost of the Company's plans is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             -----------------------------------------
                                               1998             1997           1996


    Service cost                             $ 273,091       $ 215,263       $ 182,955
    Interest                                   317,725         284,420         231,140
    Actual loss (return) on plan assets         42,745        (953,212)       (306,853)
    Amortization and deferral                 (327,398)        781,589         177,854
                                             ---------       ---------       ---------

    Net pension cost                         $ 306,163       $ 328,060       $ 285,096
                                             =========       =========       =========

The funded status of the Company's plans and reconciliation of accrued pension cost at December 31, 1998 and 1997 are presented below (information with respect to benefit obligations and plan assets is as of September 30):

                                                                        DECEMBER 31,
                                                               -----------------------------
                                                                   1998             1997

  Change in benefit obligation:
  Benefit obligation at beginning of the year                  $ 4,486,537       $ 4,082,414
  Service cost                                                     273,091           215,263
  Interest cost                                                    317,725           284,420
  Actuarial gain                                                   186,659                 0
  Amendments                                                       233,278                 0
  Exchange (gain)/loss                                             130,596            50,503
  Benefits paid                                                   (163,972)         (146,063)
                                                               -----------       -----------

  Benefit obligation at end of year                            $ 5,463,914       $ 4,486,537
                                                               ===========       ===========


  Change in plan assets:
  FV of plan assets at beginning of year                       $ 3,897,093       $ 2,669,944
  Actual return on plan assets                                     (42,745)          953,212
  Employer contribution                                            216,000           420,000
  Benefits paid                                                   (163,972)         (146,063)
                                                               -----------       -----------

  FV of plan assets at end of year                             $ 3,906,376       $ 3,897,093
                                                               ===========       ===========


  Funded status                                                $(1,557,538)      $  (589,444)
  Remaining unrecognized benefit obligation existing               288,146           316,039
  Unrecognized prior service costs due to plan amendments          748,678           562,859
  Unrecognized net loss (gain)                                     423,221          (296,784)
  Adjustment required to recognize minimum liability              (884,268)         (216,260)
  Additional contributions (September 30-December31)               100,000           216,460
                                                               -----------       -----------

  Accrued pension cost                                         $  (881,761)      $    (7,130)
                                                               ===========       ===========

The assets of the plans consist primarily of common stocks, bonds, and cash equivalents. The assets of the plans include 43,400 and 31,900 shares of the Company's common stock with a market value of

$254,975 and $576,210 at September 30, 1998 and 1997, respectively. The Company's unrecognized benefit obligations existing at the date of transition for the union and non-union plans are being amortized over 23 and 21 years, respectively. Actuarial assumptions used in the accounting for the plans were as follows:

                                                             DECEMBER 31,
                                                         ---------------------
                                                          1998         1997

  Discount rate                                           6.75 %        7.00 %

  Average rate of increase in compensation levels
  (non-union only)                                        3.0 %         3.0 %

  Expected long-term rate of return on plan assets        9.0 %         9.0 %


      SFAS No. 87, "Employers' Accounting for Pensions," generally requires the Company to recognize a minimum liability in instances in which a plan's accumulated benefit obligation exceeds the fair value of plan assets. In accordance with the Statement, the Company has recorded in the accompanying financial statements a non-current pension liability and a non-current intangible asset of $884,268, and $216,260 as of December 31, 1998 and 1997, respectively.

 8.   CAPITAL STOCK

      The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which 0 and 90,000 shares are issued and 0 and 82,857 shares are outstanding at December 31, 1998 and 1997, respectively. In accordance with its terms, all of the outstanding Series A preferred stock was converted into common shares of the Company on a one for one basis on February 3, 1998.

      In November 1997, the Company's Board of Directors adopted a Rights Agreement which provides for one preferred share purchase right to be associated with each share of the Company's outstanding common stock. Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock. The rights may be exercised after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of the Company's common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of the common stock. Such exercise may ultimately entitle the holders of the rights to purchase for $80 per right, common stock of the Company having a market value of $160. The person or groups effecting such 20 percent acquisition or undertaking such tender offer will not be entitled to exercise any rights. These rights expire November 2007 unless earlier redeemed by the Company under circumstances permitted by the Rights Agreement.

      The Company reacquired 124,095 and 292,600 shares of common stock in 1994 and 1998 for $1,226,059 and $2,038,118, respectively. In December 1998, the Board of Directors approved the retirement of all shares held in treasury (total of 416,695 shares).

      On January 28, 1999, the Board of Directors increased the number of shares that may be purchased by the Company under its share repurchase program from 300,000 to 600,000. On February 2, 1999, the

      Company purchased for treasury under this program 245,000 shares for $1,347,504 in a negotiated private transaction.

      The Company adopted a Stock Option Plan in 1992 which provides for the issuance of options to purchase up to 400,000 common shares of the Company. On October 11, 1995, the Company adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 400,000 common shares of the Company. In May 1998, the Company adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares of the Company. All employees, officers, directors, consultants and advisors providing services to the Company are eligible to receive options under the Plans. In addition, the Plans provide for the annual issuance of options to purchase 5,000 (3,000 prior to January 1, 1998) shares of common stock to each non-employee director of the Company. The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes all stock option transactions from January 1, 1996 through December 31, 1998:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                   SHARES            PRICE

      Outstanding at December 31, 1995             384,900         $    9.34
      Issued                                        93,000              6.25
      Forfeited                                    (30,000)             8.81
                                                   -------         ---------

      Outstanding at December 31, 1996             447,900              8.74
      Issued                                        85,500              9.37
      Exercised                                   (114,120)             8.94
      Forfeited                                    (11,320)             8.28
                                                   -------         ---------


      Outstanding at December 31, 1997             407,960              8.82
      Issued                                       210,000             14.44
      Exercised                                    (22,890)             9.37
      Forfeited                                    (34,660)             9.47
                                                   -------         ---------

      Outstanding at December 31, 1998             560,410         $   10.86
                                                   =======         =========

      Options exerciseable at December 31:
        1996                                       240,253         $    9.62
        1997                                       235,140         $    9.24
        1998                                       359,785         $   10.01

     The following table summarizes information about options outstanding at December 31, 1998:

                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
      ------------------------------------------------------------------    -------------------------
                                               WEIGHTED-
                                                AVERAGE      WEIGHTED-                     WEIGHTED-
       RANGE OF                                REMAINING      AVERAGE                       AVERAGE
       EXERCISE                               CONTRACTUAL    EXERCISE                      EXERCISE
        PRICES                 NUMBER            LIFE          PRICE          NUMBER         PRICE

     $5.625 - $6.50             90,250            4.9        $    5.97        65,000       $    5.91
     $7.50 - $8.875            135,750            5.2        $    8.56        86,875       $    8.57
     $9.50 - $10.125           133,910            2.8        $    9.81       132,410       $    9.81
     $13.125 - $20.00          200,500            6.8        $   15.33        75,500       $   15.55
                               -------                                       -------

     Total                     560,410            5.2        $   10.86       359,785       $   10.01
                               =======                                       =======

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1998, 1997, and 1996, respectively; dividend yield of 0%; expected volatility of 48%, 40% and 47%; risk-free interest rates of 5.29%, 6.40%, and 6.50%; and expected life of 6 years. The weighted average grant date fair value of options issued during the years ended December 31, 1998, 1997 and 1996 was $8.55, $4.62, and $3.39, respectively.

                                            YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                                  1998               1997              1996

     Net income:
     As reported            $   2,262,197      $   4,761,330      $   2,805,959
     Pro forma              $   1,301,976      $   4,498,370      $   2,561,260

     Income per share:
     As reported:
     Basic                  $       0.42       $        1.16      $        0.77
     Diluted                $       0.41       $        1.10      $        0.74

     Pro forma:
     Basic                  $       0.24       $        1.10      $        0.70
     Diluted                $       0.24       $        1.04      $        0.68


     The pro forma amounts are not representative of the effects on reported net income for future years.

 9.   SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and Federal, state and local income taxes was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------
                                            1998             1997             1996

     Interest                            $ 1,756,078      $ 2,619,374      $ 2,066,365
                                         ===========      ===========      ===========

     Federal, state and local
     income taxes -  net of refunds      $ 1,210,445      $ 2,306,150      $  (813,225)
                                         ===========      ===========      ===========

     The Company entered into no capital lease arrangements during the year ended December 31, 1998. During the years ended December 31, 1997 and 1996, the Company entered into capital lease arrangements for certain equipment which had a present value of $474,743 and $216,832, respectively. Accounts payable at December 31, 1998, 1997 and 1996 include a total of $418,278, $133,017 and $42,994, respectively, relating to the purchase of fixed assets.


                                   * * * * * *

                            ROCKY SHOES & BOOTS, INC.





                            ------------------------



                                  EXHIBIT INDEX

                                       TO

                                  ANNUAL REPORT
                                  ON FORM 10-K

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998


                           ---------------------------

Exhibit
Number                              Description
------                              -----------
3.1      Second Amended and Restated Articles of Incorporation of the Registrant
         (incorporated by reference to Exhibit 3.1 to the Annual Report on Form
         10-K for the fiscal year ended December 31, 1997).

3.2      Amended and Restated Code of Regulations of the Registrant
         (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the "Registration
         Statement").

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

10.4 Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3.

10.5 Form of Company's amended 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).

10.6     Form of Stock Option Agreement (incorporated by reference to Exhibit
         10.6 to the Registration Statement).

10.7     Revolving Credit Loan Agreement, dated January 28, 1997, among Rocky
         Shoes & Boots, Inc., Five Star Enterprises Ltd., Lifestyle Footwear,
         Inc., Bank One Columbus, N.A., The Huntington National Bank, and Bank
         One, Columbus, N.A., as Agent (incorporated by reference to Exhibit
         10.7 to the Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996 (the "1996 Form 10-K")).

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

Exhibit
Number                              Description
------                              -----------
10.9     Second Amendment to Revolving Credit Loan Agreement dated May 29, 1998, among the Registrant, Five Star Enterprises Ltd., Lifestyle Footwear,
         Inc., Bank One, N.A., The Huntington National Bank, and Bank One, N.A.,
         as Agent (incorporated by reference to Exhibit 10.2 to the Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30,
         1998 Form 10-Q")).

10.10    Second Amended and Restated Master Business Loan Note, dated May 29,
         1998, among the Registrant, Five Star Enterprises Ltd., Lifestyle
         Footwear, Inc., and payable to Bank One, N.A. (incorporated by reference to Exhibit 10.3 of the June 30, 1998 Form 10-Q).

10.11    Second Amended and Restated Master Business Loan Note, dated May 29,
         1998, among the Registrant, Five Star Enterprises Ltd., Lifestyle
         Footwear, Inc., and payable to Bank One, N.A. (incorporated by reference to Exhibit 10.3 of the June 30, 1998 Form 10-Q).

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

10.16A English Translation of Addendum to Exhibit 10.16 (incorporated by reference to Exhibit 10.13A to the Registration Statement).

10.17    Lease Agreement, dated May 1, 1998, as amended, between Rocky Shoes &
         Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.3 of the June 30, 1998
         Form 10-Q).

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

10.30    Form of Company's Amended and Restated 1995 Stock Option Plan
         (incorporated by reference to Exhibit 4(a) to the Registration
         Statement on Form S-8, registration number 333-67357).

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

10.35    Promissory Note, dated October 27, 1993, among Rocky Shoes & Boots,
         Inc., Rocky Shoes & Boots Co., Five Star Enterprises Ltd., Lifestyle
         Footwear, Inc., and NBD Bank (incorporated by reference to Exhibit
         10.32 to the 1994 Form 10-K).

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

10.48    Termination of Buy-Sell Agreement, dated August 18, 1998, among the
         Registrant, Mike Brooks, Barbara Brooks Fuller, Patricia H. Robey, Jay
         W. Brooks, and Charles Stuart Brooks (incorporated by reference to
         Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form S-2 filed September 11, 1997, registration number 333-35391).

23       Consent of Deloitte & Touche LLP.

24       Powers of Attorney.

27       Financial Data Schedule.