Form 10-Q
period 1999-03-31
ROCKY SHOES & BOOTS INC
filed 1999-05-17
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For Quarter Ended                                        Commission File Number:
  MARCH 31, 1999                                                 0-21026
  --------------                                                 -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


         OHIO                                            31-1364046
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

        4,865,415 common shares, no par value, outstanding at May 1, 1999

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31, 1999  Dec. 31, 1998
                                                          (unaudited)
         ASSETS:

         CURRENT ASSETS:
              Cash and Cash Equivalents                   $ 1,579,438     $ 7,232,876
              Trade Receivables - net                      12,836,183      15,595,483
              Other Receivables                             2,466,057       1,654,471
              Inventories                                  51,232,320      47,110,011
              Deferred Income Taxes                         1,735,699       1,735,699
              Prepaid Expenses                              1,427,441         871,533
                                                          -----------     -----------
                   Total Current Assets                    71,277,138      74,200,073

         Fixed Assets - Net                                22,623,367      20,503,854
         Other Assets                                       1,892,954       1,894,542
                                                          -----------     -----------

         Total Assets                                     $95,793,459     $96,598,469
                                                          ===========     ===========

         LIABILITIES AND
         SHAREHOLDERS' EQUITY:

         Current Liabilities:
              Accounts Payable                            $ 5,713,606     $ 2,194,026
              Current Maturities - Long Term Debt             885,877       2,927,625
              Accrued Taxes - Other                           699,266         479,211
              Accrued Salaries and Wages                      715,608         511,916
              Accrued Other                                   152,690         618,952
                                                          -----------     -----------
                     Total Current Liabilities              8,167,047       6,731,730

         Long Term Debt-less current maturities            26,665,339      26,877,509

         Deferred Liabilities                               3,372,456       3,354,159
                                                          -----------     -----------

         Total Liabilities                                 38,204,842      36,963,398

         Shareholders' Equity:

         Common Stock, no par value;
              10,000,000 shares authorized;
              issued and outstanding 1999 - 4,865,415
              shares; 1998 -5,172,815 shares               37,835,862      39,560,343
              Retained Earnings                            19,752,755      20,074,728
                                                          -----------     -----------

                 Total Shareholders' Equity                57,588,617      59,635,071
                                                          -----------     -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $95,793,459     $96,598,469
                                                          ===========     ===========

          See notes to the condensed consolidated financial statements.

                     ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                          Three Months Ended
                                                                March 31,
                                                        1999              1998
                                                        ----              ----
Net Sales                                           $13,622,730         $12,956,930

Cost of Goods Sold                                   10,444,060           9,375,903
                                                    -----------         -----------
Gross Margin                                          3,178,670           3,581,027
Selling, General and Administrative
Expenses                                              3,344,511           3,071,607
                                                    -----------         -----------
(Loss) Income from Operations                          (165,841)            509,420

Other Income and (Expenses):
Interest Expense                                       (506,805)           (192,492)
Other net                                               132,933              78,679
                                                    -----------         -----------

Total Other - net                                      (373,872)           (113,813)
                                                    -----------         -----------

(Loss) Income Before Income Taxes                      (539,713)            395,607

Income Tax (Benefit) Expense                           (217,740)            103,920
                                                    -----------         -----------
Net (Loss) Income                                   $  (321,973)        $   291,687
                                                    ===========         ===========
Net (Loss) Income Per Share
Basic                                               $     (0.06)        $      0.05
                                                    -----------         -----------
Diluted                                             $     (0.06)        $      0.05
                                                    -----------         -----------
Weighted Average Number of Shares
Outstanding:
      Basic                                           4,999,544           5,413,809
                                                    ===========         ===========
      Diluted                                         5,002,585           5,611,078
                                                    ===========         ===========

         See notes to the condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               March 31,
                                                        1999             1998
                                                        ----             ----
CASH FLOWS FROM
OPERATING  ACTIVITIES:
                                                    $  (321,973)     $   291,687
Net (Loss) Income
Adjustments to Reconcile Net (Loss) Income
to Net Cash Provided By (Used In)
   Operating  Activities:
     Depreciation and Amortization                      858,342          994,475
     Deferred Taxes and Other                                             77,896
     Deferred Compensation and
      Pension - net                                      18,297


Change in Assets and Liabilities:
   Receivables                                        1,947,714        5,418,372
   Inventories                                       (4,122,309)      (8,707,321)
   Prepaid Expenses                                    (555,908)        (697,737)
   Other Assets                                           1,588            6,640
   Accounts Payable                                   3,883,660        2,570,228
   Accrued and Other Liabilities                        (42,515)        (616,149)
                                                    -----------      -----------
      Net Cash Provided By (Used In) Operating
      Activities                                      1,666,896         (661,909)
                                                    -----------      -----------

CASH FLOWS FROM
INVESTING  ACTIVITIES:

   Purchase of Fixed Assets                          (3,341,935)      (1,145,510)
                                                    -----------      -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:

  Proceeds from Long Term Debt                                         7,200,000
  Payments on Long Term Debt                         (2,253,918)     (12,760,665)
  Purchase Treasury Stock                            (1,724,481)
  Proceeds from Exercise of Stock Options
    Including Related Tax Benefit                                         14,406
                                                    -----------      -----------
      Net Cash Used In Financing Activities          (3,978,399)      (5,546,259)
                                                    -----------      -----------

DECREASE IN CASH AND CASH                            (5,653,438)      (7,353,678)
EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                   7,232,876        8,556,883
                                                    -----------      -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                       $ 1,579,438      $ 1,203,205
                                                    ===========      ===========

         See notes to the condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      INTERIM FINANCIAL REPORTING

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for year ended December 31, 1998.

2.      INVENTORIES

        Inventories are comprised of the following:

                                                  March 31, 1999      December 31, 1998
          Raw materials                            $ 9,658,065           $ 7,917,557
          Work-in Process                            5,544,211             5,184,591
          Manufactured finished good                33,220,506            31,532,217
          Factory outlet finished goods              2,809,538             2,475,646
                                                   -----------           -----------

          Total                                    $51,232,320           $47,110,011
                                                   ===========           ===========

3.      SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and Federal, state and local income taxes was as follows:

                                              Three Months Ended
                                                   March 31,
                                              1999           1998
                                              ----           ----
         Interest                           $520,283       $224,923
                                            ========       ========

         Federal, state and local
             income taxes                   $235,000       $238,570
                                            ========       ========

Accounts payable at March 31, 1999 and December 31, 1998 include a total of $54,198 and $418,278, respectively relating to the purchase of fixed assets.

4.      PER SHARE INFORMATION

A reconciliation of the shares used in the basic and diluted (loss) income per share computation for the three months ended March 31, 1999 and 1998 is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                    1999            1998
                   Basic-Weighted Average
                   Shares outstanding             4,999,544       5,413,809
                   Diluted securities;
                     Preferred Stock                                 29,460
                     Stock options                    3,041         167,809
                                                  ---------       ---------
                   Diluted-weighted average
                   Shares outstanding             5,002,585       5,611,078
                                                  ---------       ---------

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

                                                 PERCENTAGE OF NET SALES

                                                       Three months
                                                           Ended
                                                         March 31,

                                                      1999      1998
                                                      ----      ----
 Net Sales                                            100.0%    100.0%
 Cost of Goods Sold                                    76.7%     72.4%
                                                      -----     -----
 Gross Margin                                          23.3%     27.6%
                                                      -----     -----
 Selling, General and
     Administrative Expenses                           24.5%     23.7%
                                                      -----     -----
 Income from Operations                               (1.2)%      3.9%
                                                      =====     =====


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Sales

Net sales for three months ended March 31, 1999 increased $665,800, or 5.1%, to $13,622,730 versus $12,956,930 for the same period a year ago. Sales of Rocky(R) branded products benefited from growth in rugged outdoor footwear, while the duty and casual footwear categories were below the same period in 1998. Prices were approximately 2% higher than the previous year.

Gross Margin

Gross margin decreased $402,357, or 11.2%, to $3,178,670 for the three months ended March 31, 1999 versus $3,581,027 for the same period a year ago. As a percentage of net sales, gross margin was 23.3%, versus 27.6% for the same period a year ago. The lower gross margin resulted from higher production costs per unit sold, as the Company sought to balance higher than planned year-end 1998 inventory with production needs for the 1999 Fall and Winter seasons. The Company's facilities are expected to remain at lower production levels until sometime in the third quarter when inventory is expected at appropriate levels with the Company's sales plan.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") increased $272,904, or 8.9%, to $3,344,511 for the three months ended March 31, 1999, versus $3,071,607 for the same period a year ago. As a percentage of net sales, SG&A was 24.5%, versus 23.7% for the same period a year ago. The increase was a result of higher trade advertising expenses in conjunction with the company's introduction of FORMZ custom fitting footwear. The Company also incurred increased salaries and catalog expense in separating Marketing & Sales into three distinct product areas: Casual, Work/Occupational, and Outdoor Rugged Footwear.


Interest Expense

Interest expense increased $314,313, or 163.3% to $506,805 for the three months ended March 31, 1999, versus $192,492 for the same period in 1998. The increase is a result of higher outstanding balances on the Company's revolving line of credit which is being used to support increased inventory, construction costs of the Company's new distribution warehouse that is scheduled for completion in June 1999, and additions to other fixed assets.


Income Taxes

Income taxes decreased to a benefit of ($217,740) for the three months ended March 31, 1999 versus income tax expense of $103,920 for the same period a year ago. The Company's effective tax rate varies based on the levels of profit
(loss) in each of its tax jurisdictions. The income tax benefit for the three-month period is primarily generated from the Company's domestic operations.


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

At March 31, 1999, the Company had working capital of $63,110,091 versus $67,468,343, at December 31, 1998. The Company has a revolving line of credit with maximum borrowing limits of $25,000,000 during the period of January 28th through May 15th of each year after which the line increases to $42,000,000 for the remainder of the year. The line of credit expires May 31, 2003. Changes in the line of credit during the year match the Company's seasonal requirements for working capital. As of March 31,1999, the Company had borrowed $25,000,000 against its available line of credit of $25,000,000.

The Company reacquired and retired 307,400 common shares for $1,724,481 under its share repurchase program during the three-month period ended March 31, 1999.

Capital expenditures for 1999 are expected to be approximately $7,500,000 for machinery and equipment to support increased production and for lasts, dies, and patterns for new footwear styles and completion of the Company's new finished goods distribution center. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 1999 through available cash on hand, additional long-term borrowings and operating cash flows.


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

The Company, utilizing both internal and external resources, is preparing for the consequences that Y2K may have on its ability to rely on data processing and other automated operational functions which are date dependent. In addition, a questionnaire is being distributed to the Company's vendors to obtain pertinent information and assurances that their systems and products are Y2K compliant. Finally, the Company has internal non-information technology systems comprised primarily of building security systems that need to be assessed for compliance. It is expected that the assessment of the impact of the Company's vendors' systems and the Company's non-information technology system and its hardware will be complete by June 1999. The Company will initiate testing of its internal hardware and software and upgrade or replace mission critical equipment as necessary to achieve compliance by June 1999. Currently, the Company is replacing its manufacturing and financial application software that is critical to the orderly conduct of the business. The software upgrade is expected to be completed during the second quarter of 1999. Management believes the Company has completed an adequate assessment of Y2K dependencies relating to critical data processing. However, there can be no assurance that the Company's plan functions, and assessments have identified all existing Y2K expenses. Failure to identify all Y2K expenses could result in a materially adverse impact to the Company, although the extent of this impact is not believed to be reasonably estimable.


Costs to Address Year 2000 Issues:

The Company currently estimates that additional expenditures of approximately $0.2 million, including hardware and software, will be made during Fiscal 1999 to upgrade and enhance the Company's systems. As of March 31, 1999 the Company's aggregate costs to date are approximately $2.3 million related to computer hardware and software upgrades which were funded from current operations. The anticipated impact and costs of the project, as well as the date, on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

The Company's Contingency Plans:

The Company is reviewing and plans to test all mission critical systems and major system components for Y2K compliance. It is anticipated that these efforts will be completed by June 1999. The Company plans to incorporate Y2K issues into its business contingency plans within this same timeframe. Worst case scenarios are being evaluated in relation to the Company's key business needs. The Company has not yet adopted a formal contingency plan to address the possibility that internal, customer, or supplier systems may not become Y2K compliant, but management will develop such plans which may be required as Fiscal 1999 evolves and the risk of such exposure, if any, becomes better clarified. Specific timetables and phases will be established for these contingency plans. The company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Y2K efforts.


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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 1998.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

        None

Item 2.  Changes in Securities.

        None

Item 3.  Defaults Upon Senior Securities.

        None

Item 4.  Submission of Matters to a Vote of Security Holders.

        None

Item 5.  Other Information.

        None

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               27.  Financial Data Schedule.

        (b) Reports on Form 8-K.

                    None.


Item 7.  Changes and Disagreements with Accountants on Accounting and
              Financial Disclosure.

        None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROCKY SHOES & BOOTS, INC.


                                    /s/ David Fraedrich
Date:   May 17, 1999                --------------------------------------------
                                    David Fraedrich, Executive Vice President,
                                    Treasurer, and Chief Financial Officer*
                                    (Principal Financial and Accounting Officer)


* In his capacity as Executive Vice President, Treasurer, and Chief Financial Officer, Mr. Fraedrich is duly authorized to sign this report on behalf of the Registrant.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX

   Exhibit                             Exhibit
    Number                           Description

      27          Financial Data Schedule