Form 10-Q
period 1999-06-30
ROCKY SHOES & BOOTS INC
filed 1999-08-13
CIK 895456

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

   For Quarter Ended                               Commission File Number:
     JUNE 30, 1999                                         0-21026
     -------------                                         -------

                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                          31-1364046
         ----                                          ----------
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

                                  Yes X No____

     4,554,415 common shares, no par value, outstanding at August 11, 1999.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
[CAPTION]

                                                               June 30, 1999         December 31,
                                                                (Unaudited)              1998
                                                               ------------          -----------
ASSETS:

Current Assets:
     Cash and Cash Equivalents                                 $    930,576          $ 7,232,876
     Trade Receivables - Net                                     21,684,808           15,595,483
     Other Receivables                                            2,429,443            1,654,471
     Inventories                                                 55,410,080           47,110,011
     Deferred Income Taxes                                        1,735,699            1,735,699
     Prepaid Assets                                               1,080,915              871,533
                                                               ------------          -----------
         Total Current Assets                                    83,271,521           74,200,073

Fixed Assets - Net                                               24,371,519           20,503,854
Other Assets                                                      1,876,059            1,894,542
                                                               ------------          -----------
Total Assets                                                   $109,519,099          $96,598,469
                                                               ============          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts Payable                                          $  7,276,436          $ 2,194,026
     Current Maturities - Long Term Debt                         15,944,005            2,927,625
     Accrued Liabilities                                            582,552              479,211
     Accrued Salaries and Wages                                     835,884              511,916
     Accrued Other                                                  349,798              618,952
                                                               ------------          -----------
            Total Current Liabilities                            24,988,675            6,731,730

Long-Term Debt-less current maturities                           25,303,186           26,877,509

Deferred Liabilities                                              3,133,790            3,354,159
                                                               ------------          -----------
Total Liabilities                                                53,425,651           36,963,398

Shareholders' Equity:

Common Stock, no par value;
      10,000,000 shares authorized;
      issued and outstanding 1999 - 4,552,915 shares;
      1998 - 5,172,815 shares                                    35,753,043           39,560,343
Retained Earnings                                                20,340,405           20,074,728
                                                               ------------          -----------

         Total Shareholders' Equity                              56,093,448           59,635,071
                                                               ============          ===========
Total Liabilities and Shareholders' Equity                     $109,519,099          $96,598,469
                                                               ============          ===========


          See notes to the condensed consolidated financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended                            Six Months Ended
                                                               June 30,                                     June 30,
                                                      1999                   1998                   1999                   1998
                                                  ------------           ------------           ------------           ------------
Net                                               $ 23,200,428           $ 21,487,803           $ 36,823,158           $ 34,444,733
Sales
Cost of Goods Sold                                  17,237,006             15,588,467             27,681,066             25,047,865
                                                  ------------           ------------           ------------           ------------
Gross Margin                                         5,963,422              5,899,336              9,142,092              9,396,868

Selling, General and Administrative
   Expenses                                          4,605,435              4,161,856              7,949,946              7,233,463
                                                  ------------           ------------           ------------           ------------
Income From Operations                               1,357,987              1,737,480              1,192,146              2,163,405

Other Income  (Expense):
        Interest Expense                              (543,875)              (331,044)            (1,050,680)              (523,536)
        Other -  net                                   108,426                114,850                241,359                277,024
                                                  ------------           ------------           ------------           ------------

          Total other - net                           (435,449)              (216,194)              (809,321)              (246,512)
                                                  ------------           ------------           ------------           ------------

Income Before Income Taxes                             922,538              1,521,286                382,825              1,916,893

Income Tax Expense                                     334,888                413,654                117,148                517,574
                                                  ------------           ------------           ------------           ------------
Net Income                                        $    587,650           $  1,107,632           $    265,677           $  1,399,319
                                                  ============           ============           ============           ============
Net Income Per Common Share
        Basic                                     $        .12           $        .20           $        .05           $        .26
                                                  ------------           ------------           ------------           ------------
        Diluted                                   $        .12           $        .20           $        .05           $        .25
                                                  ------------           ------------           ------------           ------------
Weighted Average Number of Common Shares
Outstanding
         Basic                                       4,747,558              5,450,414              4,872,855              5,432,112
                                                  ============           ============           ============           ============
         Diluted                                     4,763,049              5,602,723              4,882,817              5,606,901
                                                  ============           ============           ============           ============

          See notes to the condensed consolidated financial statements

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                      1999                   1998
                                                      ----                   ----
CASH FLOWS FROM
OPERATING  ACTIVITIES

Net Income                                        $    265,677           $  1,399,319
Adjustments to Reconcile Net Income
to Net Cash Used In
Operating  Activities:
   Depreciation and Amortization                     1,770,658              2,033,080
   Deferred taxes - net                                (50,000)                     0
   Deferred compensation & pension - net              (170,369)               130,732
Change in Assets and Liabilities:
   Receivables                                      (6,864,297)            (4,076,856)
   Inventories                                      (8,300,069)           (11,721,656)
   Other current assets                               (209,382)            (1,076,890)
   Other Assets                                          5,314                (45,023)
   Accounts payable                                  5,284,346                (50,375)
   Accrued and Other Liabilities                       158,155                (98,051)
                                                  ------------           ------------
   Net Cash Used In Operating Activities            (8,109,967)           (13,505,720)
                                                  ------------           ------------
CASH FLOWS FROM
INVESTING  ACTIVITIES:

    Purchase of Fixed Assets                        (5,827,090)            (3,167,823)
                                                  ------------           ------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from Long Term Debt                      18,252,000             24,205,000
  Payments on Long Term Debt                        (6,809,943)           (14,904,060)
  Purchase Treasury Stock                           (3,807,300)
  Proceeds from exercise of stock
    options including
    related tax benefit                                     --                  183,362
                                                  ------------           ------------
  Net Cash Provided By Financing
  Activities                                         7,634,757              9,484,302
                                                  ------------           ------------
DECREASE IN CASH AND CASH EQUIVALENTS               (6,302,300)            (7,189,241)

CASH AND CASH  EQUIVALENTS, BEGINNING OF
PERIOD                                               7,232,876              8,556,883
                                                  ------------           ------------

CASH AND CASH  EQUIVALENTS,
END OF PERIOD                                     $    930,576           $  1,367,642
                                                  ============           ============


          See notes to the condensed consolidated financial statements

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998

1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for year ended December 31, 1998.

2.       INVENTORIES

         Inventories are comprised of the following:

                                                        June 30, 1999             December 31, 1998
                                                        -------------             -----------------

            Raw materials                                $  7,912,874                $ 7,917,557
            Work-in Process                                 9,025,453                  5,184,591
            Manufactured finished goods                    35,731,300                 31,532,217
            Factory outlet finished goods                   2,740,453                  2,475,646
                                                          -----------                -----------
            Total                                         $55,410,080                $47,110,011
                                                          ===========                ===========

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                          Six Months Ended
                                              June 30,
                                     1999                1998
                                     ----                ----

Interest                          $1,001,663          $  573,478
                                  ==========          ==========
Federal, state and local
    income taxes                  $   91,000          $1,009,570
                                  ==========          ==========

         Accounts payable at June 30, 1999 and December 31, 1998 included a total of $216,342 and $418,278, respectively, relating to the purchase of fixed assets.

4.       PER SHARE INFORMATION

         A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and six months ended June 30, 1999 and 1998 is as follows:

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                               1999              1998              1999              1998
                                             ---------         ---------         ---------         ---------
Basic-Weighted average
    shares outstanding                       4,747,558         5,450,414         4,872,855         5,432,112

Diluted securities:
    Preferred Stock                                  0                 0                 0            14,730
    Stock options                               15,491           152,309             9,962           160,059
                                             ---------         ---------         ---------         ---------
Diluted-weighted
average shares outstanding                   4,763,049         5,602,723         4,882,817         5,606,901
                                             =========         =========         =========         =========

 5.       ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In June 1999 FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137) "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the adoption of SFAS 133 for the Company until January 1, 2001. The Company has not yet determined what, if any, impact the adoption of this standard will have in its financial statements.

ITEM 2.

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

                             PERCENTAGE OF NET SALES

                                             Three months             Six months
                                            Ended June 30,          Ended June 30,
                                           1999        1998           1999     1998
                                           ----        ----           ----     ----
Net Sales                                 100.0%      100.0%      100.0%      100.0%
Cost of Goods Sold                         74.3%       72.5%       75.2%       72.7%
                                           ----        ----        ----        ----
Gross Margin                               25.7%       27.5%       24.8%       27.3%
Selling, General and
    Administrative Expenses                19.8%       19.4%       21.6%       21.0%
                                           ----        ----        ----        ----
Income from Operations                      5.9%        8.1%        3.2%       6.3%
                                           ====        ====        ====        ====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Sales

Net sales for the quarter ended June 30, 1999, increased $1,712,625, or 8.0% to $23,200,428 from $21,487,803 for the same period a year ago. Net sales increased primarily as a result of increased shipments of casual and work/occupational footwear. The Company continues to diversify its customer base and achieved increased sales in all of its product lines.

Gross Margin

Gross margin for the quarter ended June 30, 1999 increased $64,086 to $5,963,422 from $5,899,336 for the same period a year ago. As a percentage of net sales, gross margin was 25.7% in the second quarter of 1999 versus 27.5% for the same period in 1998. The decrease in gross margin was primarily due to lower absorption of manufacturing overhead as a result of lower production schedules in all of the Company's manufacturing facilities. The Company reduced its production schedules to bring the quantity of finished goods inventory in line with sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) for the quarter ended June 30, 1999 increased $443,579, or 10.7% to $4,605,435 compared to $4,161,856 for the same period a year ago. As a percentage of net sales SG&A was 19.8% in the second quarter of 1999 versus 19.4% in the second quarter of 1998. SG&A increased as a result of increased distribution costs of multiple warehouses and increased professional expense as a result of costs associated with legal action regarding a former employee and a former consultant.

Interest Expense

Interest expense for the quarter ended June 30, 1999 increased $212,831 or 64.3%, to $543,875 versus $331,044 for the same period a year ago. The increase in interest expense is a result of increased levels of borrowing and higher rates of interest. The higher level of borrowings are used to support increases in the Company's inventory and fixed assets, including the Company's new distribution center.

Income Taxes

Income taxes decreased $78,766, or 19.0%, to $334,888 for the three months ended June 30, 1999, versus $413,654 for the same period a year ago. The Company's effective tax rate increased to 36.3% for second quarter 1999 from 27.2% in 1998. The increase in the Company's effective tax rate is due to more income being earned in taxing locations with higher effective tax rates than in prior periods.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Net Sales

Net sales for the six months ended June 30, 1999 increased $2,378,425 or 6.9% to $36,823,158 versus $34,444,733 for the same period a year ago. The increase in net sales is due in part to higher shipments of casual and work/occupational footwear during the second quarter 1999. Prices were approximately 2% higher for the first half of 1999 than the prior year.

Gross Margin

Gross margin for the six months ended June 30, 1999 decreased $254,776, or 2.7%, to $9,142,092 versus $9,396,868 for the same period a year ago. As a percentage of net sales gross margin was 24.8% in the first half of 1999 versus 27.3% for the same period a year ago. The decrease in gross margin was primarily due to lower absorption of manufacturing overhead as a result of lower production schedules in all of the Company's manufacturing facilities. The Company reduced its production schedules to bring the quantity of finished goods inventory in line with sales.

Selling, General and Administrative Expenses

SG&A for the six months ended June 30, 1999 increased $716,483, or 9.9%, to $7,949,946 versus $7,233,463 for the same period a year ago. As a percentage of net sales, SG&A was 21.6% in the first half of 1999 versus 21.0% for the same period in 1998. SG&A expense increased as a result of increased distribution costs of multiple warehouses and increased professional expense as a result of costs associated with legal action regarding a former sales manager and product development manager in the Company's rubber footwear division.

Interest Expense

Interest expense for the first six months ended June 30, 1999 increased $527,144 or 100.7% to $1,050,680 versus $523,536 for the same period a year ago. The increase in interest expense was the result of increased borrowings on the Company's revolving credit facility to support increased inventory and fixed assets, including the Company's new distribution center.

Income Taxes

Income taxes decreased $400,426 or 77.4% to $117,148 for the six months ended June 30, 1999 versus $517,574 for 1998. The Company's effective tax rate was 30.6% for the first half of 1999 compared with 27.0% for the same period last year. The relatively low effective tax rate is due to favorable tax treatment afforded income earned by the Company's subsidiary in Puerto Rico.

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

At June 30, 1999, the Company had working capital of $58,282,846 versus $67,468,343, at December 31, 1998. The Company has a revolving line of credit with maximum borrowing limits of $25,000,000 during the period of January 28th through May 15th of each year, after which the line increases to $42,000,000 for the remainder of the year. The line of credit expires May 31, 2003. Changes in the line of credit during the year match the Company's seasonal requirements for working capital. As of June 30,1999, the Company had borrowed $38,950,000 against its available line of credit of $42,000,000.

The Company reacquired and retired 619,900 common shares for $3,807,301 under its share repurchase program during the six-month period ended June 30, 1999.

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

The Company, utilizing both internal and external resources, is preparing for the consequences that Y2K may have on its ability to rely on data processing and other automated operational functions which are date dependent. In addition, a questionnaire has been distributed to the Company's vendors to obtain pertinent information and assurances that their systems and products are Y2K compliant. Finally, the Company has internal non-information technology systems comprised primarily of building security systems which are date dependent. The

Company has performed an assessment of the impact of the Company's vendors' systems and the Company's non-information technology systems and hardware and will continue to assess the impact of non-compliance. The Company has tested its internal hardware and software and has upgraded or replaced mission critical equipment as necessary. The Company has replaced its manufacturing and financial application software that is critical to the orderly conduct of the business. Management believes the Company has completed an adequate assessment of Y2K dependencies relating to critical data processing and that no significant expenditures are necessary to complete this assessment phase. However, there can be no assurance that the Company's plan functions and assessments have identified all existing Y2K expenses. Failure to identify all Y2K expenses could result in a materially adverse impact to the Company, although the extent of this impact is not believed to be reasonably estimable.

Costs to Address Year 2000 Issues:

As of June 30, 1999 the Company's aggregate costs to date to complete its Y2K compliance were approximately $2.3 million related to computer hardware and software upgrades which was funded from current operations. The impact and costs of the project were based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

The Company's Contingency Plans:

The Company continues to review and has tested all mission critical systems and major system components for Y2K compliance. Except for ongoing monitoring of systems, these efforts have been substantially completed. Worst case scenarios are being evaluated in relation to the Company's key business needs. The Company has not yet adopted a formal contingency plan to address the possibility that internal, customer, or supplier systems may not become Y2K compliant, but management will develop such plans which may be required as Fiscal 1999 evolves and the risk of such exposure, if any, becomes better clarified. The company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Y2K efforts.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, and include statements regarding capital expenditures (paragraph
14), sufficiency of capital resources (paragraph 14) and preparedness and compliance with year 2000 issues (paragraphs 15-19). Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. There can be no assurance that the forward-looking statements included herein will prove to be accurate, and the inclusion of such statements herein should not be regarded as a representation by the Company, its management or any other person that the objectives and plans of the Company will be achieved. All forward looking statements made herein are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 1998.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Proposal 1: The election of Class I Directors of the Company, to serve until the 2001 Annual Meeting of Shareholders or until their successors are elected and qualified:

                                           Number of Shares Voted
                               -----------------------------------------------
                                 FOR              WITHHOLD             TOTAL
                                                 AUTHORITY
Mike Brooks                    4,428,710           73,990            4,502,700
Stanley I. Kravetz             4,429,760           72,940            4,502,700
Robert D. Stix                 4,429,160           73,540            4,502,700
James L. Stewart               4,429,960           72,740            4,502,700

Proposal 2:       To ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1999.

                             Number of Shares Voted

        FOR                 AGAINST             ABSTAINED             TOTAL
       4,497,415              3,300                1,985            4,502,700




Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  The exhibits to this report begin at page 15.

         (b)      Reports on Form 8-K.

                  Form 8-K, dated May 18, 1999, announcing the authorization of a 400,000 share increase in the Company's share repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROCKY SHOES & BOOTS, INC.

Date:  August 13, 1999     By:     /s/ David Fraedrich
                                   -------------------
                                   David Fraedrich, Executive Vice President,
                                   Treasurer and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX


    EXHIBIT               EXHIBIT
     NUMBER              DESCRIPTION                               PAGE NUMBER
--------------------------------------------------------------------------------

       27         Financial Data Schedule