Form 10-Q
period 1999-09-30
ROCKY SHOES & BOOTS INC
filed 1999-11-12
CIK 895456

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                                       OR
[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
For the transition period from                   to
                               -----------------    -----------------

                         Commission file number: 0-21026

                            ROCKY SHOES & BOOTS, INC.
             (Exact name of registrant as specified in its charter)


          OHIO                                          31-1364046
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


    4,554,415 common shares, no par value, outstanding at November 5, 1999.

                         PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         Sept. 30, 1999   Dec. 31, 1998
                                                          (Unaudited)
                                                          -----------      -----------
ASSETS:
Current Assets:
     Cash and cash equivalents                            $  2,055,711     $ 7,232,876
     Trade receivables - net                                38,001,637      15,595,483
     Other receivables                                       1,785,152       1,654,471
     Inventories                                            48,156,638      47,110,011
     Deferred income taxes                                   1,735,699       1,735,699
     Prepaid assets                                          1,651,409         871,533
                                                          ------------     -----------
         Total current assets                               93,386,246      74,200,073

Fixed assets - net                                          25,038,074      20,503,854
Other assets                                                 1,869,416       1,894,542
                                                          ------------     -----------

Total Assets                                              $120,293,736     $96,598,469
                                                          ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                     $  6,456,464     $ 2,194,026
     Current maturities - long-term debt                    24,847,286       2,927,625
     Accrued liabilities                                         9,763         479,211
     Accrued salaries and wages                              1,268,418         511,916
     Accrued income taxes                                      448,135               0
     Accrued other                                             898,232         618,952
                                                          ------------     -----------
            Total current liabilities                       33,928,298       6,731,730

Long-term debt-less current maturities                      25,240,338      26,877,509

Deferred liabilities                                         3,204,432       3,354,159
                                                          ------------     -----------
Total liabilities                                           62,373,068      36,963,398

Shareholders' equity:

Common Stock, no par value;
      10,000,000 shares authorized;
      issued and outstanding 1999 - 4,554,415 shares;
      1998 - 5,172,815 shares                               35,762,043      39,560,343
Retained earnings                                           22,158,625      20,074,728
                                                          ------------     -----------

         Total shareholders' equity                         57,920,668      59,635,071
                                                          ------------     -----------

Total liabilities and shareholders' equity                $120,293,736     $96,598,469
                                                          ============     ===========

          See notes to the condensed consolidated financial statements.

                                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                                   Three Months Ended                  Nine Months Ended
                                                     September 30,                        September 30,
                                                 1999             1998               1999              1998
                                                 ----             ----               ----              ----
Net sales                                    $34,458,907       $31,854,878       $71,282,065      $66,299,611

Cost of goods sold                            25,674,704        23,866,014        53,355,770       48,913,879
                                             -----------       -----------       -----------      -----------
Gross margin                                   8,784,203         7,988,864        17,926,295       17,385,732

Selling, general and administrative
   Expenses                                    5,394,236         4,937,299        13,344,182       12,170,762
                                             -----------       -----------       -----------      -----------

Income from operations                         3,389,967         3,051,565         4,582,113        5,214,970

Other income and (expenses):
   Interest expense                             (800,611)         (609,903)       (1,851,291)      (1,133,439)
   Other -  net                                    4,731           291,867           246,090          568,891
                                             -----------       -----------       -----------      -----------

         Total other - net                      (795,880)         (318,036)        1,605,201         (564,548)
                                             -----------       -----------       -----------      -----------

Income before income taxes                     2,594,087         2,733,529         2,976,912        4,650,422

Income tax expense                               775,866           738,349           893,015        1,255,923
                                             -----------       -----------       -----------      -----------

Net income                                   $ 1,818,221       $ 1,995,180       $ 2,083,897      $ 3,394,499
                                             ===========       ===========       ===========      ===========

Net income per common share
   Basic                                     $      0.40       $      0.37       $      0.44      $      0.62
                                             -----------       -----------       -----------      -----------
   Diluted                                   $      0.40       $      0.36       $      0.44      $      0.61
                                             -----------       -----------       -----------      -----------
Weighted average number of common shares
outstanding
   Basic                                       4,554,317         5,460,435         4,765,509        5,441,723
                                             ===========       ===========       ===========      ===========

   Diluted                                     4,593,675         5,505,512         4,786,436        5,573,104
                                             ===========       ===========       ===========      ===========

          See notes to the condensed consolidated financial statements.

                                    ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                               1999               1998
                                                                                   ----               ----
Net income                                                                    $  2,083,897         $  3,394,499
Adjustments to reconcile net income to net cash provided by
     (used in) operating
     activities:
     Depreciation & amortization                                                 3,044,014            2,889,198
     Deferred taxes - net                                                          (50,000)                   0
     Deferred compensation & pension - net                                         (99,727)              83,132
Change in assets and liabilities:
     Receivables                                                               (22,536,835)         (20,528,873)
     Inventory                                                                  (1,046,627)         (13,876,554)
     Other current assets                                                         (779,876)            (274,507)
     Other assets                                                                    4,997              (76,595)
     Accounts payable                                                            4,491,057            5,440,909
     Accrued taxes, salaries, wages, and other                                   1,014,469              472,916
                                                                              ------------         ------------

          Net cash used in operating activities                                (13,874,631)         (22,475,875)
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                   (7,786,725)          (4,773,926)
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long term debt                                               40,102,000           64,455,000
     Payments on long term debt                                                (19,819,509)         (43,448,918)
     Purchase treasury stock                                                    (3,807,300)            (207,533)
     Proceeds from exercise of stock options
          Including related income tax effect                                        9,000              212,268
                                                                              ------------         ------------

          Net cash provided by financing activities                             16,484,191           21,010,817
                                                                              ------------         ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (5,177,165)          (6,238,984)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   7,232,876            8,556,883
                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  2,055,711         $  2,317,899
                                                                              ============         ============

          See notes to the condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       INVENTORIES

         Inventories are comprised of the following:

                                                Sept. 30, 1999      Dec. 31, 1998
                                                --------------      -------------
Raw materials                                    $ 5,888,032         $ 7,917,557
Work-in process                                    5,750,919           5,184,591
Manufactured finished goods                       33,469,337          31,532,217
Factory outlet finished goods                      3,048,350           2,475,646
                                                 -----------         -----------

Total                                            $48,156,638         $47,110,011
                                                 ===========         ===========

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                                        Nine Months Ended
                                                            Sept. 30,
                                                     1999                1998
                                                     ----                ----
Interest                                          $1,623,096          $1,172,974
                                                  ==========          ==========
Federal, state and local
  income taxes                                    $   70,344          $1,022,754
                                                  ==========          ==========

         Accounts payable at September 30, 1999 and December 31, 1998 include a total of $189,659 and $418,278, respectively, relating to the purchase of fixed assets.

4.       PER SHARE INFORMATION

         A reconcilliation of the shares used in the basic and diluted income per common share computation for the three months and nine months ended September 30, 1999 and 1998 is as follows:

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                      1999          1998         1999           1998
                                      ----          ----         ----           ----
Basic - Weighted average number
of common shares outstanding        4,554,317     5,460,435     4,765,509     5,441,723

Diluted securities:
    Preferred Stock                         0             0             0         9,820
    Stock Options                      39,358        45,077        20,927       121,561
                                    ---------     ---------     ---------     ---------

Diluted - Weighted average
number of common shares
outstanding                         4,593,675     5,505,512     4,786,436     5,573,104
                                    =========     =========     =========     =========

 5.       ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". In June 1999 FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the adoption of SFAS 133 for the Company until January 1, 2001. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.

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

                             PERCENTAGE OF NET SALES
                             -----------------------

                                      Three Months Ended       Nine Months Ended
                                           Sept. 30,               Sept. 30,
                                       1999        1998        1999        1998
                                       ----        ----        ----        ----
Net Sales                             100.0%      100.0%      100.0%      100.0%
Cost of Goods Sold                     74.5%       74.9%       74.9%       73.8%
                                      -----       -----       -----       -----
Gross Margin                           25.5%       25.1%       25.1%       26.2%
Selling, General and
   Administrative Expenses             15.7%       15.5%       18.7%       18.4%
                                      -----       -----       -----       -----
Income from Operations                  9.8%        9.6%        6.4%        7.9%
                                      =====       =====       =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales

Net sales rose $2,604,029, or 8.2%, to $34,458,907 for third quarter 1999 from $31,854,878 last year. Higher sales were achieved in all categories of the Company's footwear, led by increased shipments of occupational/work shoes and rugged outdoor footwear. During third quarter 1999 the Company benefited from continued growth in demand for ROCKY(R) branded footwear and generally improved retail conditions nationally. There were no material cancellations of initial orders for the 1999 Fall and Winter seasons and re-orders accelerated throughout September 1999. This was in direct contrast to the experience during the same month last year when the Company faced substantial order cancellations and postponement of orders. Contributing to the increase in sales was a price increase across all product lines in 1999.

Gross Margin

Gross margin for third quarter 1999 improved $795,339 or 10.0% to $8,784,203 from $7,988,864 for the same period the prior year. As a percentage of net sales, gross margin rose to 25.5% for third quarter 1999 from 25.1% in 1998. The increase in gross margin was principally due to higher sales of sourced products, which generally have more favorable gross margin. Gross margin in third quarter 1999 continued to be impacted by slightly lower production schedules to effectively manage inventory. During the three months ended September 30, 1999 inventory declined 13.1% to $48.2 million from $55.4 million at June 30, 1999. The Company may sell certain styles of footwear at lower prices during fourth quarter 1999 to eliminate them from the Company's product line.

Selling, General and Administrative Expense

Selling, general and administrative (S,G&A) expense for the quarter ended September 30, 1999 increased $456,937, or 9.3%, to $5,394,236 from $4,937,299 for the same period a year ago. As a percentage of net sales, SG&A expense rose to 15.7% in third quarter 1999 from 15.5% for the same quarter last year. The increase in 1999 third quarter SG&A expense is principally due to the hiring of key sales managers earlier this year, planned expenditures for advertising programs to support all of the Company's footwear categories, and higher distribution costs. The Company operated multiple warehouses during construction of its recently completed distribution center.

Interest Expense

Interest expense for the quarter ended September 30, 1999 increased $190,708, or 31.3%, to $800,611 versus $609,903 for the same period a year ago. The increased interest expense in 1999 was a result of higher outstanding balances and interest rates on the Company's revolving credit facilities which are used to finance the Company's share repurchase program, support inventory and increases in the Company's fixed assets.

Income Taxes

Income taxes increased $37,517 to $775,866 for the quarter ended September 30, 1999, versus $738,349 for the same period a year ago. The Company's effective tax rate was 29.9% for the quarter ended September 30, 1999, compared with 27.0% for the same period in 1998. Historically, the Company's relatively low effective tax rate resulted from favorable tax treatment afforded from income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to such subsidiary. The Company began to provide for income taxes on earnings from its subsidiary in the Dominican Republic during fourth quarter 1998. This accounts, in part, for the higher effective tax rate for the quarter ended September 30, 1999, versus the same period a year ago. The Company's earnings in the Dominican Republic are subject to federal income tax, but are exempt from state and local taxation. The increase in the effective rate from the prior year was also due to a higher portion of the Company's income being earned in Puerto Rico in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Net Sales

Net sales for the nine months ended September 30, 1999 increased $4,982,454, or 7.5%, to $71,282,065, versus $66,299,611 for the same period in 1998. Higher sales were achieved in all
categories of the Company's footwear, led by increased shipments of occupational/work shoes and rugged outdoor footwear. During the first nine months of 1999, the Company benefited from continued growth in demand for ROCKY(R) branded footwear and generally improved retail conditions nationally. Contributing to the increase in sales was a price increase across all product lines in 1999.

Gross Margin

Gross margin for the nine months ended September 30, 1999 increased $540,563 to $17,926,295 for 1999, versus $17,385,732 for the same period a year ago. As a percentage of net sales, gross margin decreased to 25.1% in 1999, versus 26.2% in 1998. The decrease in gross margin, as a percentage of net sales, was primarily due to reduced absorption of manufacturing overhead due to lower production schedules in the Company's manufacturing facilities in order to bring the quantity of finished goods inventory in line with sales.

Selling, General and Administrative Expenses

S,G&A expense for the nine months ended September 30, 1999 increased $1,173,420, or 9.6%, to $13,344,182, versus $12,170,762 for the same period last year. As a percentage of net sales, SG&A expense increased to 18.7% in 1999, from 18.4% for the same period in 1998. The increase in 1999 SG&A expense is principally due to the hiring of key sales managers earlier this year, planned expenditures for advertising programs to support all of the Company's footwear categories, and higher distribution costs. The Company operated multiple warehouses during construction of its recently completed distribution center.

Interest Expense

Interest expense for the nine months ended September 30, 1999 increased $717,852, or 6.3%, to $1,851,291, versus $1,133,439 for the same period a year ago. The increased interest expense in 1999 was a result of higher outstanding balances and interest rates on the Company's revolving credit facilities which are used to finance the Company's share repurchase program, support inventory and increases in the Company's fixed assets.

Income Taxes

Income tax expense decreased to $893,015 for the nine months ended September 30, 1999, from $1,255,923 for the same period a year ago. The Company's effective tax rate was 30.0% for the nine months ended September 30, 1999, versus 27.0% for the same period in 1998. Historically, the Company's relatively low effective tax rate resulted from favorable tax treatment afforded income earned by the Company's subsidiary in Puerto Rico and local tax abatements available to such subsidiary. The Company began to provide for income taxes on earnings from its subsidiary in the Dominican Republic during the fourth quarter of 1998. This accounts, in part, for the higher effective tax rate for the nine months ended September 30, 1999, versus the same period a year ago. The Company's earnings in the Dominican Republic are subject to federal income tax, but are exempt from state and local taxation. The increase in the effective rate from the prior year was also due to a higher portion of the Company's income being earned in Puerto Rico in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily funded its working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is used primarily to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in January through March of each year and highest in April through October of each year. In addition, the Company requires financing for machinery, equipment, and facility additions, as well as the introduction of new styles of footwear. At September 30, 1999, the Company had working capital of $59,457,948, versus $67,468,343 at December 31, 1998.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings. The maximum dollar amount available under the line of credit is $49,500,000 until December 1, 1999, when it will decrease to $42,000,000. Effective on January 28, 2000, the maximum available under the line of credit will be reduced to $25,000,000. The maximum available under the line of credit will increase to $42,000,000 on May 16, 2000. The line of credit changes to match the Company's seasonal requirements for working capital. As of September 30, 1999, the Company had borrowed $48,000,000 against its available line of credit of $49,500,000.

The Company reacquired and retired 619,900 common shares for $3,807,301 under its share repurchase program during the nine month period ended September 30, 1999.

Capital expenditures for 1999 are expected to be approximately $8,500,000 for machinery and equipment to support increased production and for lasts, dies, and patterns for new footwear styles and completion of the Company's new finished goods distribution center. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 1999 through available cash on hand, additional long-term borrowings and operating cash flows. Capital expenditures for 2000 are expected to be approximately $3,000,000, which the Company believes it will be able to finance through available cash and operating cash flows.

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

The Company, utilizing both internal and external resources, is preparing for the consequences that Y2K may have on its ability to rely on data processing and other automated operational functions which are date dependent. In addition, a questionnaire has been distributed to the Company's vendors to obtain pertinent information and assurances that their systems and products are Y2K compliant. Finally, the Company has internal non-information technology systems comprised primarily of building security systems that are date dependant. The Company has performed an assessment of the impact of the Company's vendors' systems and the Company's non-information technology systems and hardware and will continue to assess the impact of non-compliance. The Company has tested its internal hardware and software and has upgraded or replaced mission critical equipment and software as necessary. The Company has replaced its manufacturing and financial application software that is critical to the orderly conduct of the business. Management believes the Company has completed an adequate assessment of Y2K dependencies relating to critical data processing and that no significant expenditures are necessary to complete the assessment phase. However, there can be no assurance that the Company's plan functions, and assessments have identified all existing Y2K expenses. Failure to identify all Y2K expenses could result in a materially adverse impact to the Company, although the extent of this impact is not believed to be reasonably estimable.

Costs to Address Year 2000 Issues:

The Company's aggregate costs to date to complete its Y2K compliance were approximately $2.5 million related to computer hardware and software upgrades which have been funded from current operations. The impact and costs of the project are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

The Company's Contingency Plans:

The Company continues to review and has tested all mission critical systems and major system components for Y2K compliance. Except for ongoing monitoring of systems, these efforts have been substantially completed. The Company plans to incorporate Y2K issues into its business contingency plans during fourth quarter 1999. Worst case scenarios are being evaluated in relation to the Company's key business needs. The Company has not yet adopted a formal contingency plan to address the possibility that internal, customer, or supplier systems may not become Y2K compliant, but management will develop such plans which may be required as Fiscal 1999 ends and the risk of such exposure, if any, becomes better clarified. Specific timetables and phases will be established for these contingency plans. The company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Y2K efforts.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, and include statements regarding capital expenditures (paragraph
15), sufficiency of capital resources (paragraph 15) and preparedness and compliance with year 2000 issues (paragraphs 16-20). Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. There can be no assurance that the forward-looking statements included herein will prove to be accurate, and the inclusion of such statements herein should not be regarded as a representation by the Company, its management or any other person that the objectives and plans of the Company will be achieved. All forward looking statements made herein are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         (a)      Exhibits

                  The exhibits to this report begin at page   .


         (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROCKY SHOES & BOOTS, INC.


Date: 11-12-99         By: /s/ DAVID FRAEDRICH
      ---------------      -----------------------------------------------
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

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX

     EXHIBIT
      NUMBER                                         DESCRIPTION
      ------                                         -----------

        27*                                 Financial Data Schedule.

----------
*        Filed with this report.