Form 10-K
period 1999-12-31
ROCKY SHOES & BOOTS INC
filed 2000-03-30
CIK 895456

                                    FORM 10-K
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)

     [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR

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
                                                            Purchase Rights

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
requirements for at least the past 90 days. YES  X   NO
                                               -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $15,000,000 on March 16, 2000.

         There were 4,489,215 shares of the Registrant's Common Stock outstanding on March 16, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

OVERVIEW

     The Company is the successor to the business of The Wm. Brooks Shoe Company, a company established in 1932 by William Brooks, who was later joined by F. M. Brooks, the grandfather of the Company's current Chairman, President and Chief Executive Officer, Mike Brooks. The business was sold in 1959 to a company headquartered in Lancaster, Ohio. John W. Brooks, the father of Mike Brooks, remained as an employee of the business when it was sold. In 1975, John
W. Brooks formed John W. Brooks, Inc. (later known as Rocky Shoes & Boots Co. ("Rocky Co.")) as an Ohio corporation, reacquired the Nelsonville, Ohio operating assets of the original company and moved the business's principal executive offices back to Nelsonville, Ohio. In 1993, the Company, Rocky Co., Lifestyle and Five Star were parties to a reorganization, and in 1996, Rocky Co. was merged with and into the Company, resulting in the Company's present corporate structure.

     Following completion of the Company's initial public offering in 1993, the Company began to convert all of its factories to a modular "Team Pass-Through" manufacturing system. This system substantially increased total manufacturing capacity and operating efficiencies. Most of the Company's footwear is manufactured in the Company's facilities located in Nelsonville, Ohio, the Dominican Republic and Puerto Rico. The Company purchases raw materials from a number of domestic and foreign sources. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof fabric, CORDURA nylon fabric and soling materials. The Company's footwear is distributed nationwide and in Canada from the Company's finished warehouse located near Logan, Ohio. The Company stores finished goods in the warehouse until they are used to fill an order. If the product ordered is in inventory, it can be shipped to customers within one week of the order. In 1999, the Company made adjustments to production to bring inventory in line with demand. These adjustments led to temporary inefficiencies and affected gross margin.

     In the past, the Company has benefited from a relatively low effective tax rate. The Company receives favorable tax treatment on income earned by its subsidiary in Puerto Rico and benefits from local tax abatements available to such subsidiary. Beginning the fourth quarter of Fiscal 1996, the Company elected to repatriate future earnings of its subsidiary in the Dominican Republic. The repatriation of earnings from its subsidiary in the Dominican Republic is subject to U.S. federal income tax, but is exempt from state and local taxation. In 1999, the Company elected not to repatriate all 1999 and future earnings of its subsidiary in the Dominican Republic. Consequently, no income taxes are provided on these cumulative earnings of approximately $5,109,000.


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

     Maintain Performance, Innovation and Quality. Performance, innovation and quality are hallmarks of the ROCKY brand. The Company believes it has developed a competitive advantage through its ability to produce high quality performance footwear incorporating premium materials such as GORE-TEX waterproof breathable fabric. The Company continually strives to develop new products and to introduce innovations in each of its footwear market segments. Recently, the Company introduced an extensive line of scent suppressant footwear featuring the ROCKY(R) Scent Control System(TM) as well as ROCKY(R) TMC Series of casual shoes. The Company stresses quality control at every stage of its manufacturing process. Each manufacturing facility is staffed with trained quality assurance personnel, and a portion of each manufacturing employee's compensation is based on the level of product quality of each employee's respective work group.

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

     Utilize Exclusive Rocky-Focused Sales Force. The Company historically sold its footwear through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. In an effort to ensure full representation of its complete product line and consistent support of its customers, late in 1995, the Company began replacing its manufacturers' representatives with exclusive sales representatives who sell only ROCKY brand products. Currently, approximately 87% of the Company's sales force is comprised of exclusive sales representatives.

     Capitalize on Manufacturing Process. The Company manufactures its products under a twin-plant concept by producing its labor intensive "upper portion" in its lower wage rate plants in the Dominican Republic and Puerto Rico and completing its footwear in Puerto Rico and Nelsonville, Ohio where it uses state-of-the-art bottoming techniques. In early 1999, the Company began to manufacture opening price point hunting boots in the Dominican Republic. On March 1, 2000 the Company announced it plans to substantially decrease manufacturing at its Nelsonville, Ohio plant during 2000 by moving additional production to its plants in Puerto Rico and the Dominican Republic. The Company utilizes a modular "Team Pass-Through" manufacturing system in each of its manufacturing facilities. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach, which requires each person to perform a single repetitive task. This system increases the number of pairs of footwear produced per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves the Company's production yields. In addition, the Company believes that its manufacturing process allows it to respond quickly to changes in product demand and consumer preferences.

     Expand Product Sourcing. The Company's sourced products represented approximately 26% of its net sales in 1999. The Company primarily sources products from independent manufacturers in the Far East. The Company sources products which are manufactured to its specifications. This enables the Company to reach price points that it cannot obtain with most products manufactured in its own facilities. A greater portion of the Company's products may be sourced in the future if the Company expands and reaches capacity in its manufacturing facilities. The Company employs a full-time quality assurance staff to inspect each shipment sourced in the Far East. All of the Company's sourced products are designed by the Company's design and engineering team.

PRODUCT LINES

     The Company's product lines consist of rugged outdoor, occupational and casual footwear. ROCKY brand products emphasize quality, patented materials, such as GORE-TEX waterproof breathable fabric, CORDURA nylon fabric, CAMBRELLE cushioned lining and THINSULATE thermal insulation. The following table summarizes the Company's product lines:

                                 RUGGED OUTDOOR                OCCUPATIONAL                   CASUAL
                                 --------------                ------------                   ------
TARGET MARKET...........       Hunters and outdoorsmen      Law enforcement and         Retail customers of
                                                            military personnel,         premium casual wear
                                                            security guards, postal
                                                            workers, paramedics,
                                                            industrial and
                                                            construction workers

SUGGESTED RETAIL
   PRICE RANGE...........      $89 - 259                    $69 - $179                  $69 - $189

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

COMPANY'S LEADING              BEAR CLAW, BEAR CLAW II,     ELIMINATOR, ROCKY 911       EURO TRAVELERS, ROCKY
   BRAND NAMES...........      JASPER, and PRO HUNTER       SERIES, ALPHA FORCE,        ROCKERS, FORMZ and
                                                            WORKSMART, and WORKMAX      WATERPROOF EXPLORERS

     Rugged Outdoor Footwear. Rugged outdoor footwear, which is the Company's largest product line in terms of total net sales, represented $51.0 million, or 52.0%, of Fiscal 1999 net sales. The Company's rugged outdoor footwear consists of all season sport/hunting boots that are typically waterproof and insulated and a line of rubber footwear. Rubber footwear was introduced by the Company in 1998 and consists of patterned and non-patterned knee boots, chest and hip waders and insulated cold weather pack boots. These products are designed to keep outdoorsmen comfortable in extreme conditions. Most of the Company's rugged outdoor footwear have outsoles which are designed to provide excellent cushioning and traction. Although Rocky's rugged outdoor footwear is regularly updated to incorporate new camouflage patterns, the Company believes its products in this category are relatively insensitive to changing fashion trends.

     Occupational Footwear. Occupational footwear, which is the Company's second largest product line, represented $29.9 million, or 30.5%, of Fiscal 1999 net sales. All occupational footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable and are typically worn by people who are required to spend a majority of their time at work on their feet. Certain styles of the Company's occupational wear incorporate Gore's CROSSTECH fabric, which is resistant to blood born pathogens. Several of the Company's occupational footwear products are similar in design to certain of the Company's rugged outdoor footwear styles, except the

Company's occupational footwear is primarily black in color and features innersole support systems. This product category includes work/steel toe footwear designed for industrial, construction and manufacturing workers who demand leather work boots that are durable, flexible and comfortable. Many companies require their workers to wear steel toe boots and often provide purchase programs for their employees' footwear needs.

     Casual Footwear. Aggregate sales of the Company's casual footwear were $9.0 million in Fiscal 1999, accounting for 9.1% of net sales. The Company's casual products target the upscale segment of the market and include well-styled, comfortable leather shoes of a variety of constructions, including traditional handsewn. Most of the Company's footwear in this segment is waterproof and highly functional for outdoor activity. The Company has placed increased emphasis on expanding its market share within the casual segment by increasing the number of its product offerings and more directly targeting the retail consumer. The Company currently offers approximately 80 styles of footwear within this market segment.

     Factory outlet stores. The Company operates factory outlet stores in Nelsonville, Ohio and Westpoint, Mississippi. Products principally include factory damaged goods and close-outs from the Company and other manufacturers. In addition, related products manufactured by other manufacturers are sold in the stores. For 1999, net sales for factory outlet stores were $5.2 million, or 5.3% of the Company's total net sales.

     Other. The Company manufactures and/or markets a variety of accessories, including GORE-TEX waterproof oversocks, GORE-TEX waterproof booties, innersole support systems, foot warmers, laces and foot powder. GORE-TEX waterproof oversocks are sold under the ROCKY brand and as private label products. Aggregate sales of other products were $3.0 million in Fiscal 1999, representing 3.1% of net sales.

     Net Sales Composition. The following table indicates the percentage of net sales derived from each major product line and the factory outlet store for the periods indicated. Historical percentages may not be indicative of the Company's future product mix.

                                                                        FISCAL          FISCAL          FISCAL
                                                                         1999            1998            1997
                                                                        ------          ------          ------
Rugged outdoor footwear........................................          52.0%           53.7%           52.4%

Occupational footwear..........................................          30.5            26.9            24.3

Casual footwear................................................           9.1             9.1             8.2

Factory outlet stores..........................................           5.3             5.5             5.2

Other..........................................................           3.1             4.8             9.9
                                                                        -----           -----            -----

                                                                        100.0%          100.0%           100.0%
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

SALES, MARKETING AND ADVERTISING

     The Company has developed comprehensive marketing and advertising programs to gain national exposure and create brand awareness for its ROCKY brand products in its targeted markets. By creating strong brand awareness, the Company seeks to increase the general level of retail demand for its products, expand its customer base and increase brand loyalty. The Company's footwear is sold by more than 3,000 retail and mail order companies in the United States and Canada. The Company's largest customers include: Cabela's, Inc., Bass Pro Shops, Inc., Dick's Clothing and Sporting Goods and Gander Mountain for rugged outdoor footwear; Fecheimer Brothers Uniforms, Inc., R & R Uniforms, Inc. and Galls, Inc. for occupational footwear; and J.C. Penney Company, Inc. for casual footwear. No single customer accounted for more than 10% of the Company's revenues in Fiscal 1999.

     The Company's sales and marketing personnel are responsible for developing and implementing all aspects of advertising and promotion of the Company's products. In addition, the Company maintains a network of 53 exclusive sales representatives and manufacturers' representatives, operating in 17 geographic territories, who sell the Company's products throughout the United States and in Canada. The Company has historically sold its products through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. In an effort to ensure full representation of its complete product line and consistent support of its customers, late in 1995, the Company began replacing its manufacturers' representatives with exclusive sales representatives who sell only ROCKY brand products. Currently, 87% of the Company's sales force is comprised of exclusive sales representatives. The Company also changed its sales and manufacturing representatives compensation program by setting performance goals based on sales growth, development of new accounts and increased penetration of existing accounts with new products. The Company's exclusive sales representatives and manufacturers' representatives are paid on a commission basis and are responsible for sales, service and follow-up.

     The Company advertises and promotes the ROCKY brand through a variety of methods, including product packaging, national print and television advertising and a telemarketing operation. In addition, the Company attends numerous tradeshows, which have historically been an important source of new orders and also works to establish the ROCKY brand amongst the trade industry. The Company's marketing personnel have developed a product list, product catalog and dealer support system which includes attractive point-of-sale displays and co-op advertising programs.

     The Company believes its long-term reputation for quality has increased awareness of the ROCKY brand. To further increase the strength of its brand, the Company has targeted the majority of its advertising efforts toward end consumers. A key component of this strategy includes advertising through cost-effective cable broadcasts aimed at audiences which share the demographic profile of the Company's typical customers. Similarly, the Company has shifted its national print advertising campaign to several consumer publications: including: Field & Stream, North American Hunter, Outdoor Life, Men's Journal, Police and Security News, Rescue and Law and Order. The Company's print advertisements and television commercials emphasize the waterproof nature of the Company's footwear as well as its high quality, comfort, functionality and durability. Management believes that by continuing to target consumers, the ROCKY brand will become more recognizable and establish it as an overall leader in the industry leading to greater retail demand for the product.

     All of the Company's advertisements include a toll free number for consumers to inquire about the Company's products and to locate their nearest retailer. When the consumer calls into this automated telemarketing service, they elect to speak with a customer service representative, receive a free brochure, or locate the three nearest dealers. The dealer locator service prompts the consumer for their zip code and responds with the name, address, and phone number of the three nearest dealers indicated by the zip code entered. By using different phone numbers for various advertising campaigns, the marketing department is able to track the effectiveness of the advertising and media used.

MANUFACTURING AND SOURCING

     The Company manufactures its products under a twin-plant concept by producing the labor intensive "upper portions" in its lower wage rate plants in the Dominican Republic and Puerto Rico and completing its footwear in Puerto Rico and Nelsonville, Ohio where it uses state-of-the-art bottoming techniques. In early 1999, the Company began to manufacture opening price point hunting boots in the Dominican Republic. During 2000, the Company plans to move certain manufacturing operations from Nelsonville to Puerto Rico and the Dominican Republic. The Company utilizes a modular "Team Pass-Through" manufacturing system in each of its manufacturing facilities. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach, which requires each person to perform a single repetitive task. This system increases the number of pairs of footwear produced per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves the Company's production yields. In addition, the Company believes that its manufacturing process allows it to respond quickly to changes in product demand and consumer preferences.

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

     Most of the Company's footwear is produced in its own facilities in Nelsonville, Ohio, the Dominican Republic and Puerto Rico. The Company sources some footwear from manufacturers in the Far East, primarily China, which in 1999 accounted for approximately 26% of its revenues. During late 1998, the Company entered into a joint venture with a factory in China to develop GORE-TEX footwear products. Pursuant to the joint venture, the Company will supply the technology and know-how to the factory to become W. L. Gore certified. The Company has an exclusive agreement with the product source for two years. The Company believes this source will improve sourced product quality and produce better gross margins. A greater portion of the Company's products may be sourced in the future if the Company expands and reaches capacity in its manufacturing facilities. The Company sources products to reach price points that it cannot obtain with products manufactured in its own facilities. The Company will source products from outside facilities only if the Company believes that these facilities will maintain the high quality that has become associated with ROCKY brand footwear. All product sourcing is planned and implemented under the direction and supervision of the Company's Director of Sourcing.

     As part of the Company's quality control process, the Company uses agents to visit foreign factories to conduct quality control reviews of raw materials, work in process inventory, and finished goods. In addition, upon arrival at the Company's facilities, another inspection of raw material and work in process inventory is conducted by Company personnel. The Company does not use hedging instruments with respect to foreign sourced products.

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

     GORE-TEX waterproof fabric is purchased under license directly from W. L. Gore & Associates, Inc. ("Gore"). A majority of the Company's footwear incorporates GORE-TEX waterproof breathable fabric. The Company, which has been a customer of Gore since 1980, was the first footwear manufacturer licensed by Gore to manufacture, promote, sell and distribute footwear worldwide using GORE-TEX waterproof breathable fabric. The Company is currently one of the largest customers of GORE-TEX waterproof breathable fabric for footwear. Although other waterproofing techniques or materials are available, the Company places a high value on its GORE-TEX license because the GORE-TEX trade name has high brand name recognition and the GORE-TEX waterproof breathable fabric used in the manufacture of ROCKY footwear has a reputation for quality and proven performance.

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

SEASONALITY AND WEATHER

     The Company has historically experienced significant seasonal fluctuations in the sale of rugged outdoor footwear. A majority of orders for the Company's rugged outdoor footwear are placed in January through April for delivery in July through October. In order to meet demand, the Company must manufacture rugged outdoor footwear year round to be in a position to ship advance orders during the last two quarters of each calendar year. Accordingly, average inventory levels have been highest during the second and third quarters of each calendar year and sales have been highest in the last two quarters of each calendar year. Because of seasonal fluctuations, there can be no assurance that the results for any particular interim period will be indicative of results for the full year or for future interim periods.

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

BACKLOG

     At December 31, 1999 and December 31, 1998, backlog was $7.7 and $4.7 million, respectively. Because a majority of the Company's orders are placed in January through April for delivery in July through October, the Company's backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on the Company's backlog and, therefore, the Company's backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by customers prior to shipment without penalty.

PATENTS, TRADEMARKS AND TRADE NAMES

     The Company owns numerous United States patents for shoe upper and shoe sole designs. The Company is not aware of any infringement of its patents or that it is infringing any patents owned by third parties.

     The Company owns United States federal registrations for its marks ROCKY(R), ROCKY BOOTS(R) (which claims a ram's head Design as part of the mark), ROCKY BOOTS and Design(R) (which claims a ram's head Design as part of the mark), BEAR CLAW(R), CORNSTALKERS(R), COME WALK WITH U.S. and Design(R), TAC-TEAM and Design(R), ROCKY 911 SERIES and Design(R), SNOW STALKER(R), 4 WAY STOP and Design(R), ROCKY and Design(R) for cigars, ROCKY ROCKY SHOES & BOOTS INC. SINCE 1932 and Design(R) plus a detailed full ram Design, and STALKERS(R). Additional mark variations for ROCKY BOOTS(R) and Design (which claims a ram's head Design as part of the mark), AQUAGUARD(TM), FORMZ(TM), SILENTHUNTER(TM), PROHIKER(TM), ELIMINATOR(TM), PROHUNTER(TM), and LONGBEARD(TM) are the subject of pending United States federal applications for registration. In addition, the Company uses and has common law rights in the marks ROCKY(R) MOUNTAIN STALKERS(R), and other ROCKY(R) marks. During 1994, the Company began to increase distribution of its goods in several countries, including countries in Western Europe, Canada and Japan. The Company has applied for trademark registration of its ROCKY(R) mark in a number of foreign countries.

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

EMPLOYEES

     At December 31, 1999, the Company had approximately 1,397 full-time employees and 22 part-time employees. Approximately 1,020 of these full-time employees are in the Dominican Republic and Puerto Rico. The Company has approximately 1,141 employees engaged in production and the balance in managerial and administrative positions. The production employees at the Nelsonville, Ohio facility are represented by the Union of Needletrades, Industrial and Textile Employees ("UNITE"). The current collective bargaining agreement between the Company and the union was reached in May 1998 and will expire in May 2000. The Company has initiated negotiations concerning its collective bargaining agreement with UNITE. The Company believes the agreement is consistent with other contracts in the footwear industry. Management considers its relations with all of its employees, both union and non-union, to be good.

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

     Competition. The footwear industry is intensely competitive, and the Company expects competition to increase in the future. Many of the Company's competitors have greater financial, distribution and marketing resources than the Company. The Company's ability to succeed depends on its ability to remain competitive with respect to the quality, design, price and timely delivery of products. Competition could materially adversely affect the Company's business, financial condition and results of operations. See "Business -- Competition."

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

     The Company delivers a majority of shipments to its customers via United Parcel Service ("UPS"). Possible interruptions of UPS's service in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The Company utilizes other carriers and the U.S. Postal Service to deliver its shipments.

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

     Reliance on Key Personnel. The development of the Company's business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman, President and Chief Executive Officer, and David Fraedrich, Executive Vice President and Chief Financial Officer, and John Friday, Executive Vice President-Sales. Each of these executive officers has an at-will employment agreement with the Company. The employment agreements provide that in the event of termination of employment with the Company, the employee will receive a severance benefit and may not compete with the Company for a period of one year. The Company has obtained key man life insurance on Messrs. Brooks and Fraedrich in the amount of $1,146,022 and $1,143,602, respectively. The loss of the services of any of these officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

     Changes in Tax Rates. In past years, the Company's effective tax rate typically has been substantially below the United States federal statutory rates. The Company has paid minimal income taxes on income earned by its subsidiary in Puerto Rico due to tax credits afforded the Company under Section 936 of the Internal Revenue Code and local tax abatements. However, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company will be capped beginning in 2002 and terminate in 2006. In addition, the Company's local tax abatements in Puerto Rico are due to expire in 2004. Before Fiscal 1996, the Company paid no foreign income tax on the income generated by its subsidiary in the Dominican Republic. During fourth quarter Fiscal 1996, the Company elected to repatriate future earnings of its subsidiary in the Dominican Republic. In 1999, the Company elected not to repatriate all 1999 and future earnings of its subsidiary in the Dominican Republic. Consequently, no income taxes are provided on these cumulative earnings of approximately $5,109,000.

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

     Manufacturing. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from expertise the Company has gained with respect to footwear manufacturing methods conducted at its manufacturing facilities. The Company continues to evaluate its manufacturing facilities and independent manufacturing alternatives in order to determine the appropriate size and scope of its manufacturing facilities. There can be no assurance that the costs of products that continue to be manufactured by the Company can remain competitive with sourced products. On March 1, 2000 the Company announced it plans to substantially decrease manufacturing at its Nelsonville, Ohio plant during 2000 by moving additional production to its plants in Puerto Rico and the Dominican Republic.

     Concentration of Stock Ownership; Certain Corporate Governance Measures. The directors, executive officers and principal shareholders of the Company beneficially own approximately 16.5 % of the Company's outstanding Common Stock. As a result, these shareholders are able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. The Company has also adopted certain corporate governance measures which, individually or collectively, could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company even if such events might be deemed by certain shareholders to be beneficial to the interest of the shareholders.

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


ITEM 2. PROPERTIES.

     The Company's executive offices and factory outlet store are located in Nelsonville, Ohio in a two-story 25,000 square foot building adjacent to the Company's Nelsonville manufacturing facility. The first floor of this building, which consists of approximately 12,500 square feet, houses the Company's factory outlet store which was opened in late 1994. The second floor houses the Company's executive offices. The Company also owns a 5,000 square foot office building in Nelsonville, Ohio, subject to a mortgage, which is used to house administrative staff.

     The Company owns a 98,000 square foot distribution warehouse in Nelsonville, Ohio. This facility is currently used to receive and warehouse raw materials and footwear uppers, and houses the footwear returns department.

     The Company leases a 41,000 square foot manufacturing facility in Nelsonville, Ohio, from the William Brooks Real Estate Company, which is 20% owned by Mike Brooks, President and Chief Executive Officer of the Company. The lease expires in April 2003 and is renewable for two five-year terms.

     During 1999, the Company leased three buildings of 54,000, 16,000 and 24,000 square feet, respectively, in Newark Ohio to store finished goods inventory, rubber products and retail inventory. The Company vacated the Newark facilities in late 1999 and consolidated finished goods, rubber products and retail inventory into Company-owned facilities.

     Lifestyle leases a 20,500 square foot manufacturing facility and a 22,700 square foot manufacturing facility and warehouse in Puerto Rico from the Puerto Rico Industrial Development Company under net noncancellable operating leases, one of which expired in 1998 and one of which expires in 2002. The Company is currently on a month-to-month basis in the facility whose lease expired in 1998. The Company has signed a lease for an 84,559 square foot facility in Puerto Rico and plans to move all of its operations to this location during second quarter 2000.

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

     The Company substantially completed construction of a finished goods distribution center near Logan, Ohio in December 1999. The building contains 192,000 square feet and is situated on 17.9 acres of land. The new distribution center became fully operational in the first quarter of 2000. The company has an option on an additional four acres of land.

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

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.


MARKET INFORMATION

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "RCKY." The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market:

                                         QUARTER ENDED                             HIGH      LOW
                                         -------------                             -----    -----
                  March 31, 1998.........................................          19.00    14.38

                  June 30, 1998..........................................          17.50    13.75

                  September 30, 1998.....................................          14.38     7.25

                  December 31, 1998......................................           8.00     5.00

                  March 31, 1999.........................................           6.75     4.75

                  June 30, 1999..........................................           9.38     4.81

                  September 30, 1999.....................................           8.50     5.53

                  December 31, 1999......................................           8.13     6.63

     On March 16, 2000, the last reported sales price of the Common Stock on the Nasdaq National Market was $4.00 per share. As of March 16, 2000, there were approximately 172 shareholders of record of the Common Stock.

     The Company presently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors. Presently, the Line of Credit (as defined below) restricts the payment of dividends on the Common Stock. At December 31, 1999, the Company had no retained earnings available for distribution.

ITEM 6. SELECTED FINANCIAL DATA.

                             SELECTED FINANCIAL DATA
                    (in thousands, except for per share data)


                                                           YEARS ENDED                            TWELVE MONTHS
                                                           -----------                                ENDED           SIX MONTHS
                                                                                                     12/31/95           ENDED
                                    12/31/99         12/31/98        12/31/97       12/31/96       (UNAUDITED)         12/31/95
                                    --------         --------        --------       --------       -----------         --------
INCOME STATEMENT DATA

Net sales ..................        $ 98,099         $ 88,699        $ 95,027       $ 73,148        $ 60,384           $ 36,124

Net income (loss) ..........        $ (5,130)        $  2,262        $  4,761       $  2,806        $   (537)          $   (490)


BALANCE SHEET DATA

Total assets ...............        $ 89,333         $ 96,598        $ 80,955       $ 58,090        $ 49,081           $ 49,081

Long-term debt, less current
maturities .................          25,177           26,878          13,407         19,520          16,554             16,554

Shareholders' equity .......          50,229           59,635          59,197         26,375          23,569             23,569


PER SHARE

Net income (loss):

      Basic ................        $  (1.09)        $   0.42        $   1.16       $   0.77        $  (0.15)          $  (0.13)

      Diluted ..............        $  (1.09)        $   0.41        $   1.10       $   0.74        $  (0.15)          $  (0.13)


Weighted average number of
   shares outstanding:

      Basic ................           4,710            5,425           4,088          3,666           3,666              3,666

      Diluted ..............           4,710            5,527           4,330          3,776           3,666              3,666

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      References to Fiscal 1999, 1998 and 1997 are to Fiscal years of the Company ended December 31 of the respective year.


                            PERCENTAGE OF NET SALES

                                                    1999                      1998                      1997
                                                   ------                    ------                    ------
Net sales                                          100.0%                    100.0%                    100.0%

Costs of goods sold                                 84.9                      76.9                      72.9
                                                   -----                     -----                     -----

Gross margin                                        15.1                      23.1                      27.1

Selling, general and
  Administrative expenses                           20.4                      19.4                      17.3
                                                   -----                     -----                     -----

Income (Loss) from operations                       (5.3%)                     3.7%                      9.8%
                                                   =====                     =====                     =====



FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES
     Net sales rose 10.6% to $98,099,184 for Fiscal 1999 compared with $88,699,413 for Fiscal 1998. A significant portion of this increase was due to higher sales in the Company's occupational and rugged outdoor footwear categories. The occupational category grew approximately $6.0 million in Fiscal 1999 versus the prior year, benefiting from additional styles and increased market acceptance of the Company's branded products. The rugged outdoor category, which includes all season sport/hunting boots that are typically waterproof and insulated, and a line of rubber footwear, increased approximately $3.4 million in Fiscal 1999 compared with a year ago. Sales of rubber footwear, which were introduced in Fiscal 1998, were particularly strong compared to Fiscal 1998. Casual footwear sales rose $0.9 million for Fiscal 1999 compared to Fiscal 1998. Average list prices for the Company's products were approximately 2% higher in Fiscal 1999 than the prior year.

GROSS MARGIN
     Gross margin declined $5,671,956 to $14,842,416 in Fiscal 1999 from $20,514,372 in Fiscal 1998. As a percentage of net sales, gross margin was 15.1% for Fiscal 1999 versus 23.1% for Fiscal 1998. The Company ended Fiscal 1998 with higher than anticipated inventory and implemented plans during Fiscal 1999 to bring it into line with expected sales, including an aggressive inventory reduction program during the fourth quarter of the year. Manufacturing inefficiencies resulting from relocating certain production operations to the Company's Dominican Republic facilities throughout the second half of Fiscal 1999, as well as the sale of certain inventory at low or negative margins during fourth quarter 1999, adversely impacted Fiscal 1999 gross margin compared to Fiscal 1998. As a result of the inventory reduction program, the Company established a reserve of $445,000 for inventories where the estimated net realizable value is deemed to be less than cost. The reserve was recorded in cost of goods sold.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
     Selling, general & administrative ("SG&A") expenses increased $2,812,146 to $20,020,357 for Fiscal 1999 from $17,208,211 for Fiscal 1998. As a percentage of net sales, SG&A expenses were 20.4% for Fiscal 1999 versus 19.4% the prior year. This was principally due to substantially higher costs to temporarily operate four warehouse facilities and additional shipping costs while the Company's finished goods distribution center was being constructed and substantially completed in December 1999. In addition, the Company expanded the use of co-op advertising during Fiscal 1999 to support sales.

INTEREST EXPENSE
     Interest expense rose $681,071 to $2,415,682 for Fiscal 1999 versus $1,734,611 for Fiscal 1998. The higher interest expense was attributable to additional interest expense associated with the higher than anticipated inventory during most of Fiscal 1999, the Company's share repurchase program, and somewhat higher interest rates in Fiscal 1999 versus Fiscal 1998.

OTHER INCOME
     Other income-net decreased $454,786 to $236,287 in Fiscal 1999 compared to $691,073 in Fiscal 1998. The lower other income is due to a decrease in interest income earned on the Company's lower average cash balances in 1999 compared to 1998, and fewer cash discounts earned on early payments of trade payables.

INCOME TAXES

     The Company recognized an income tax benefit of $2,227,579 for Fiscal 1999 compared with income tax expense of $426 for Fiscal 1998. The current year benefit resulted from losses generated in Rocky, Inc., offset by income earned in the Dominican Republic and losses in the Company's Puerto Rican subsidiary. The primary components of the income tax benefit were a net operating loss carry back of $1,671,000 and a net operating loss carry forward of $1,794,000 which was offset by a $822,000 reduction of the uniform capitalization costs as a result of reduced inventory levels. The Company's effective tax benefit rate of 31.1% reflects favorable tax treatment in Puerto Rico and the Dominican Republic. Effective in 1999, the Company intends to reinvest accumulated undistributed earnings of Five Star, which amounted to $5,109,000 as of December 1999, in the Dominican Republic. As a result of this decision, no taxes were provided on the 1999 earnings of the Company's Dominican Republic subsidiary. In addition, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company will be capped beginning in 2002 and terminate in 2006. The Company receives abatements on its Commonwealth and municipal taxes on its subsidiary in Puerto Rico.

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES
     Net sales increased $6,327,373, or 6.7%, to $88,699,413 for Fiscal 1998
versus $95,026,786 for Fiscal 1997. Rugged outdoor footwear sales decreased $2,145,547 in Fiscal 1998 versus Fiscal 1997. This decrease resulted from lower sales of insulated rugged outdoor footwear due to retail carryover from the prior year's selling season and unusually mild weather during the final four months of the year. These factors caused the Company to experience substantial order cancellations and reductions of re-orders of rugged outdoor footwear during the second half of Fiscal 1998. Although sales of rugged outdoor footwear declined in Fiscal 1998 versus Fiscal 1997, the category benefited from the introduction of ROCKY(R) rubber products. Occupational footwear sales increased $750,506 in Fiscal 1998 compared to Fiscal 1997. Casual footwear sales rose $331,047 in Fiscal 1998 versus Fiscal 1997. Average prices for the Company's products were approximately 2% higher in Fiscal 1998 than the prior year. Additionally, in Fiscal 1998 the Company discontinued a contract to manufacture shoe uppers on a private label basis for a customer.

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

OTHER INCOME
     Other income-net increased $588,385, to $691,073, in Fiscal 1998 compared to $108,688 in Fiscal 1997 due primarily to increases in interest income earned on the Company's cash balances, increases in licensing income, and increases on discounts earned on early payments of trade payables.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company principally funds its working capital requirements and capital expenditures through net income, borrowings under its credit facility and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. In addition, the Company requires capital to support additions to machinery, equipment and facilities as well as the introduction of new footwear styles. The Company had working capital of $48,467,902 and $67,468,343 at December 31, 1999 and 1998, respectively.

     The Company renegotiated its credit facility during second quarter 1998, which reduced its cost of borrowed funds. The credit facility has maximum borrowings that range from $25,000,000 (from January 28 to March 31 annually) to $42,000,000 (from April 1 to January 27 annually). At December 31, 1999, the Company had borrowings under the credit facility of $31,900,000. At December 31, 1999, the Company did not comply with certain bank covenants. In March 2000, the Company obtained a waiver from the bank with respect to such events of noncompliance. In addition, the Company and the bank have had discussions with respect to the possible modification and adjustment of certain terms of the agreement. The Company and the bank expect these discussions to continue in the near future. Based on the Company's projected results of operations for 2000 and the possible modification of certain covenants, management believes it is probable that the Company will be in compliance with the covenants in 2000. However, if the Company's performance falls below the projected results of operations for 2000, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

     During first quarter 2000, the Company completed mortgage financing with GE Capital for three of its facilities totaling $6,300,000, with monthly payments of $63,100 to 2014. Proceeds from the financing were used to pay down borrowings under the revolving credit facility.

     The Company's cash flow from operations increased to $5,100,000 in 1999, while the Company's operating activities in 1998 and 1997 used $7,900,000 and $6,400,000 of cash flows, respectively. The primary cause of the cash generated from operations in 1999 was due to the significant reduction in inventory due to increased sales in the fourth quarter. Correspondingly, the cash flows used in operating activities in 1998 and 1997 were due primarily to the increase in inventory in those years.

     The principal use of cash flows in investing activities over the last three years has been for investment in property, plant and equipment. In 1999, property, plant and equipment expenditures were $9,600,000 or $2,800,000 over 1998 amounts due primarily to the completion of the Company's new distribution facility in late December 1999. 1998 fixed asset expenditures were $6,800,000 or $2,400,000 greater than 1997 amounts due primarily to hardware and software upgrades and manufacturing equipment purchases. Capital expenditures for Fiscal 2000 are expected to be approximately $2 million to support manufacturing, including expenditures for lasts, dies and patterns for new footwear styles.

     The largest financing activity in 1999 and 1998 involved the purchase of $4,300,000 and $2,000,000, respectively, of the Company's common stock which was financed primarily by increased borrowings under its revolving credit facility. In 1997, the Company received $26,900,000 in net proceeds from a common stock offering. The proceeds were used to reduce borrowings and increase working capital.

     The Company believes it will be able to finance capital additions and meet operating expenditure requirements for Fiscal 2000 through cash balances, additional long-term borrowings, and operating cash flows.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future capital expenditures. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retail trends, as well as other factors set forth under the caption "Business Risks" in this Annual Report on Form 10-K and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

     The Company has the following three items that are market rate sensitive for interest rates: (1) Long-term debt consists of a credit facility with a balance at December 31, 1999 of $31,900,000. Interest is payable monthly at the bank's LIBOR rate (plus 100 to 190 basis points) or prime. In order to minimize the effect of the interest rate fluctuation, the Company has one interest rate swap arrangement with a major bank for a total notional amount of $15,000,000. Under this agreement, the Company pays a weighted average fixed rate of 6% (plus 100 to 190 basis points). (2) The Company also has equipment and other obligations at December 31, 1999, that bear interest at fixed and variable rates ranging from 3.0% to 8.5%. (3) The Company has a real estate obligation at December 31, 1999, that bears interest at a variable rate of 7.375%.

     Assuming a hypothetical 20% change in short-term interest rates, interest expense would not change significantly, as the interest rate swap agreement would principally offset the impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999, 1998, and 1997, together with the independent auditors' report thereon appear on pages F-1 through F-20 hereof, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 24, 2000, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is included under the captions "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's Proxy Statement, and is incorporated herein by reference.


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


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1999 and 1998...................     F-2 - F-3

                  Consolidated Statements of Operations for the fiscal years ended
                           December 31, 1999, 1998, and 1997.....................................        F-4

                  Consolidated Statements of Shareholders' Equity for the fiscal years ended
                           December 31, 1999, 1998, and 1997.....................................        F-5

                  Consolidated Statements of Cash Flows for the fiscal years ended
                           December 31, 1999, 1998, and 1997.....................................        F-6

                  Notes to Consolidated Financial Statements for the fiscal years ended
                           December 31, 1999, 1998, and 1997.....................................     F-7 - F-20

     (2) The following financial statement schedule for the fiscal years ended December 31, 1999, 1998, and 1997 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

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

      10.49       Employment Agreement, dated April 27, 1999, between the
                  Company and John E. Friday.

      21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form S-2 filed September 11, 1997, registration number 333-35391).

     Exhibit
     Number                               Description
     ------                               -----------
      23          Independent Auditors' Consent and Report on Schedules of
                  Deloitte & Touche LLP.


      24          Powers of Attorney.


      27          Financial Data Schedule.

      99.1        Independent Auditors' Report on Schedules of Deloitte & Touche
                  LLP (incorporated by reference to Exhibit 23).

      99.2        Financial Statement Schedule.


     The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

(b)  REPORTS ON FORM 8-K

     None

(c) EXHIBITS

     The exhibits to this report begin immediately following the signature page.

(d)  FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule and the independent auditors' report thereon are included on the following pages.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Rocky Shoes & Boots, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




Columbus, Ohio
March 30, 2000

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                           December 31,
                                                 -------------------------------
                                                     1999                  1998
CURRENT ASSETS:
  Cash and cash equivalents                      $  2,330,324      $  7,232,876
  Accounts receivable - trade, net                 18,712,588        15,595,483
  Refundable income taxes                           3,850,000
  Other receivables                                 1,377,394         1,654,471
  Inventories                                      32,573,067        47,110,011
  Deferred income taxes                             1,017,331         1,735,699
  Other current assets                              1,222,914           871,533
                                                 ------------      -------------
           Total current assets                    61,083,618        74,200,073

FIXED ASSETS, AT COST:
  Property, plant and equipment                    45,012,101        37,346,300
  Less - accumulated depreciation                 (18,879,879)      (16,842,446)

           Total fixed assets - net                26,132,222        20,503,854

DEFERRED PENSION ASSET                                357,520           884,268

OTHER ASSETS                                        1,759,994         1,010,274
                                                 ------------      -------------

TOTAL ASSETS                                     $ 89,333,354      $ 96,598,469
                                                 ============      =============



See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------

                                                                                          December 31,
                                                                                   ---------------------------
                                                                                        1999           1998
CURRENT LIABILITIES:
  Accounts payable                                                                 $ 2,128,112     $ 2,194,026
  Current maturities - long-term debt                                                8,599,897       2,927,625
  Accrued expenses:
    Taxes - other                                                                      412,721         479,211
    Salaries and wages                                                                 569,203         511,916
    Other                                                                              905,783         618,952
                                                                                   -----------     -----------
           Total current liabilities                                                12,615,716       6,731,730

LONG-TERM DEBT - Less current maturities                                            25,176,918      26,877,509

DEFERRED LIABILITIES:
  Compensation                                                                         170,294         173,535
  Income taxes                                                                         528,273       2,298,863
  Pension                                                                              613,023         881,761
                                                                                   -----------     -----------

            Total deferred liabilities                                               1,311,590       3,354,159
                                                                                   -----------     -----------

            Total liabilities                                                       39,104,224      36,963,398

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, Series A, no par value, $.06 stated value;
    none outstanding 1999 and 1998
  Common stock, no par value; 10,000,000 shares authorized; outstanding
    1999 - 4,489,215 shares; 1998 - 5,172,815 shares                                35,284,159      39,560,343
  Retained earnings                                                                 14,944,971      20,074,728
                                                                                   -----------     -----------

            Total shareholders' equity                                              50,229,130      59,635,071
                                                                                   -----------     -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $89,333,354     $96,598,469
                                                                                   ===========     ===========

See notes to consolidated financial statements.


ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------
                                                    Year Ended December 31,
                                        ------------------------------------------------
                                            1999              1998              1997
NET SALES                               $ 98,099,184      $ 88,699,413      $ 95,026,786

COST OF GOODS SOLD                        83,256,768        68,185,041        69,300,071
                                        ------------      ------------      ------------

GROSS MARGIN                              14,842,416        20,514,372        25,726,715

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 20,020,357        17,208,211        16,416,341
                                        ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS             (5,177,941)        3,306,161         9,310,374
                                        ------------      ------------      ------------

OTHER INCOME AND (EXPENSES):
  Interest expense                        (2,415,682)       (1,734,611)       (2,552,732)
  Other - net                                236,287           691,073           108,688
                                        ------------      ------------      ------------

           Total other - net              (2,179,395)       (1,043,538)       (2,444,044)
                                        ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES         (7,357,336)        2,262,623         6,866,330

INCOME TAX EXPENSE (BENEFIT)              (2,227,579)              426         2,105,000
                                        ------------      ------------      ------------

NET INCOME (LOSS)                       $ (5,129,757)     $  2,262,197      $  4,761,330
                                        ============      ============      ============


NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                 $      (1.09)     $       0.42      $       1.16
                                        ============      ============      ============
  Diluted                               $      (1.09)     $       0.41      $       1.10
                                        ============      ============      ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
    Basic                                  4,710,039         5,425,026         4,087,682
                                        ============      ============      ============
    Diluted                                4,710,039         5,526,863         4,329,907
                                        ============      ============      ============



See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    TOTAL
                                                      PREFERRED       COMMON           TREASURY     RETAINED    SHAREHOLDERS'
                                                        STOCK          STOCK            STOCK       EARNINGS        EQUITY
BALANCE, DECEMBER 31, 1996                             $  6,000     $14,543,947     $ (1,226,059) $ 13,051,201     $26,375,089

YEAR ENDED DECEMBER 31, 1997:
  Net income                                                                                         4,761,330       4,761,330
  Shares issued (1,570,000) pursuant to public
    offering, net of costs of $453,483                               26,895,917                                     26,895,917
  Stock options exercised                                             1,020,794                                      1,020,794
  Tax benefit related to stock options                                  143,400                                        143,400
  Preferred stock converted to common stock                (600)            600
                                                       --------     -----------     ------------  ------------     -----------
BALANCE, DECEMBER 31, 1997                                5,400      42,604,658       (1,226,059)   17,812,531      59,196,530

YEAR ENDED DECEMBER 31, 1998:
  Net income                                                                                         2,262,197       2,262,197
  Treasury stock retired (124,095 shares)                            (1,226,059)       1,226,059
  Treasury stock purchased and retired (292,600 shares)              (2,038,118)                                    (2,038,118)
  Stock options exercised                                               214,462                                        214,462
  Preferred stock converted to common stock              (5,400)          5,400
                                                       --------     -----------     ------------  ------------     -----------

BALANCE, DECEMBER 31, 1998                                    0      39,560,343                0    20,074,728      59,635,071

YEAR ENDED DECEMBER 31, 1999:
  Net loss                                                                                          (5,129,757)     (5,129,757)
  Treasury stock purchased and retired (685,100 shares)              (4,285,184)                                    (4,285,184)
  Stock options exercised                                                 9,000                                          9,000
                                                       --------     -----------     ------------  ------------     -----------

BALANCE, DECEMBER 31, 1999                             $      0    $ 35,284,159     $          0  $ 14,944,971     $50,229,130
                                                       ========     ===========     ============  ============     ===========


See notes to consolidated financial statements.



ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                          1999              1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $ (5,129,757)     $  2,262,197      $  4,761,330
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Depreciation and amortization                                   3,836,586         4,226,313         2,925,932
        Deferred income taxes                                          (1,052,222)          (11,293)          156,247
        Deferred compensation and pension - net                           254,769           138,485           (13,227)
        Loss on sale of fixed assets                                        9,048               837             1,213
    Change in assets and liabilities:
      Receivables                                                      (6,690,028)        1,014,968        (5,176,709)
      Inventories                                                      14,536,944       (14,215,775)       (7,504,334)
      Other current assets                                               (378,992)          (21,515)         (143,921)
      Other assets                                                       (749,720)           58,811            78,951
      Accounts payable                                                    162,705          (506,171)         (711,792)
      Accrued liabilities                                                 277,628          (854,432)         (740,704)
                                                                     ------------      ------------      ------------

             Net cash provided by (used in) operating activities        5,076,961        (7,907,575)       (6,367,014)
                                                                     ------------      ------------      ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES - Purchase of fixed assets                                (9,675,010)       (6,817,108)       (4,462,236)
                                                                     ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                         57,527,000        79,835,000        77,050,000
  Payments on long-term debt                                          (53,555,319)      (64,610,668)      (86,073,615)
  Proceeds from issuance of stock (net of
    offering expenses)                                                                                     26,895,917
  Purchase of treasury stock                                           (4,285,184)       (2,038,118)
  Proceeds from exercise of stock options, including
    related tax benefit                                                     9,000           214,462         1,164,194
                                                                     ------------      ------------      ------------

           Net cash provided by (used in) financing activities           (304,503)       13,400,676        19,036,496
                                                                     ------------      ------------      ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     (4,902,552)       (1,324,007)        8,207,246

CASH AND CASH EQUIVALENTS,
  BEGINNING  OF YEAR                                                    7,232,876         8,556,883           349,637
                                                                     ------------      ------------      ------------


CASH AND CASH EQUIVALENTS, END OF YEAR                               $  2,330,324      $  7,232,876      $  8,556,883
                                                                     ============      ============      ============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

      BUSINESS ACTIVITY - The Company designs, manufactures, and markets high quality men's and women's footwear primarily under the registered trademark, ROCKY(R). The Company maintains a nationwide network of independent and Company sales representatives who sell the Company's products primarily through independent shoe, sporting goods, specialty, and uniform stores and catalogs throughout the United States. The Company did not have any customers that accounted for more than 10% of consolidated net sales in 1999, 1998 and 1997.

      ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are primarily held in four banks.

      TRADE RECEIVABLES - Trade receivables are presented net of the related allowance for doubtful accounts of approximately $715,000 and $606,000 at December 31, 1999 and 1998, respectively.

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

      INVENTORIES - Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Reserves are established for inventories when the net realizable value (NRV) is deemed to be less than its cost based on management's periodic estimates of NRV (see Notes 10).

      FIXED ASSETS - The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

                                                  YEARS
          Building and improvements               5-40
          Machinery and equipment                 8-12
          Furniture and fixtures                  8-12
          Lasts, dies, and patterns               8-12

      Effective January 1, 1998, the Company changed the estimated useful life of certain computer software costs. This change decreased 1998 net income by $447,600, or $.08 per diluted share. This change was made to better reflect how the asset is expected to be used over time and to provide a better matching of revenues and expenses.

      Management periodically evaluates the future economic benefit of its long-term assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired.

      For income tax purposes, the Company generally computes depreciation utilizing accelerated methods.

      ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense was $2,997,462, $2,323,372 and $1,334,034 for 1999,
      1998 and 1997, respectively.

      REVENUE RECOGNITION - Revenue and related cost of goods sold are recognized at the time footwear product is shipped to the customer and is recorded net of estimated sales discounts and returns based upon historical trends. All sales are considered final upon shipment.

      PER SHARE INFORMATION - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of the Company's Series A preferred stock and stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     1999         1998          1997

Basic - Weighted average shares outstanding       4,710,039     5,425,026     4,087,682

Dilutive securities:
  Preferred stock                                                   7,365        85,549
  Stock options                                                    94,472       156,676
                                                  ---------     ---------     ---------
Diluted - Weighted average shares outstanding     4,710,039     5,526,863     4,329,907
                                                  =========     =========     =========



      No adjustments to net income were required for purposes of computing diluted per share amounts. In 1999, stock options of 30,236 were not used to compute diluted weighted average common shares outstanding since the loss the Company incurred in 1999 makes these stock options anti-dilutive.

      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June, 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137). SFAS 133 now is required to be adopted for the Company's 2001 annual consolidated financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its consolidated financial statements.

      SEGMENT INFORMATION - The Company is managed in one operating segment, footwear. Within their one operating segment, the Company has identified three product groups; Rugged Outdoor, Occupational, and Handsewn Casual. The following is supplemental information on net sales by product group:


                                                 HANDSEWN
               RUGGED                             CASUAL
               OUTDOOR       OCCUPATIONAL        AND OTHER          TOTAL

1999        $ 51,029,943     $ 29,847,018      $ 17,222,223     $ 98,099,184
1998          47,640,000       23,847,520        17,211,893       88,699,413
1997          58,661,798       27,232,590         9,132,398       95,026,786

2.    INVENTORIES

      Inventories are comprised of the following:


                                                       DECEMBER 31,
                                              ------------------------------
                                                  1999              1998

Raw materials                                 $  4,133,520      $  7,917,557
Work-in-process                                  2,128,738         5,184,591
Finished goods                                  24,110,469        31,882,217
Factory outlet finished goods                    2,645,340         2,475,646
Less reserve for obsolescence or lower of
  cost or market (see Note 10)                    (445,000)         (350,000)
                                              ------------      ------------
Total                                         $ 32,573,067      $ 47,110,011
                                              ============      ============


3.    FIXED ASSETS

      Fixed assets are comprised of the following:

                                                       DECEMBER 31,
                                              ------------------------------
                                                  1999              1998

Land                                          $    557,071      $    544,816
Building and improvements                        6,314,768         6,346,976
Machinery and equipment                         21,765,027        19,622,714
Furniture and fixtures                           3,479,787         2,959,471
Lasts, dies and patterns                         5,509,926         5,157,100
Construction work-in-progress                    7,385,522         2,715,223
                                              ------------      ------------
         Total                                  45,012,101        37,346,300
Less - accumulated depreciation                (18,879,879)      (16,842,446)
                                              ------------      ------------

Net fixed assets                              $ 26,132,222      $ 20,503,854
                                              ============      ============

 4.   LONG-TERM DEBT

      Long-term debt is comprised of the following:


                                              DECEMBER 31,
                                     ---------------------------
                                         1999            1998

Bank - revolving credit facility     $31,900,000     $27,000,000
Equipment and other obligations        1,687,898       2,495,129
Real estate obligation                    56,875          70,741
Other                                    132,042         239,264
                                     -----------     -----------
         Total long-term debt         33,776,815      29,805,134
Less current maturities                8,599,897       2,927,625
                                     -----------     -----------

Net long-term debt                   $25,176,918     $26,877,509
                                     ===========     ===========


      The Company has a loan agreement with a bank, as amended on April 18, 1997, May 29, 1998, April 1, 1999 and July 23, 1999 with maximum borrowings that range from $25,000,000 (from January 28 to March 31, annually), to $42,000,000 (from April 1 to January 27, annually). Interest on the revolving credit facility is payable monthly at the bank's LIBOR rate (plus 100 to 190 basis points) or prime, and the principal is due May 31, 2003. The weighted average interest rate for the outstanding balance at December 31, 1999 was 6.01% (6.63% at December 31, 1998). At December 31, 1999, the Company had no retained earnings available for distribution and $6,900,000 was classified as current based on the scheduled reduction in the maximum borrowings that occurred on January 28, 2000.

      Any amounts borrowed under the agreement are secured by the accounts receivable, inventories, and equipment of the Company. The bank debt agreement contains certain restrictive covenants which, among others, require the Company to maintain a certain level of tangible net worth, as defined, certain current and debt service coverage ratios, and restrict the amount of capital expenditures. At December 31, 1999, the Company did not comply with certain of the bank covenant requirements. In March 2000, the Company obtained a waiver from the bank with respect to such events of noncompliance. In addition, the Company and the banks have had discussions with respect to the possible modification and adjustment of certain terms of the agreement. The Company and the banks expect these discussions to continue in the near future. Based on the Company's projected results of operations for 2000 and the possible modification of certain covenants, management believes it is probable that the Company will be in compliance with the covenants in 2000.

      Equipment and other obligations at December 31, 1999 bear interest at fixed and variable rates ranging from 3% to 8.5% and are payable in monthly installments to 2002. The obligations are secured by equipment and are subject to the security agreement and covenants applicable to the revolving credit facility.

      The real estate obligation at December 31, 1999 bears interest at a variable rate of 7.375% and is payable in monthly installments through 2003. The obligation is secured by real estate and is subject to the security agreement and covenants applicable to the revolving credit facility.

      In 1998 the Company entered into two interest rate swap agreements with a major bank for a total notional amount of $25,000,000 with average maturities of seven years to reduce the impact of changes in interest rates on its variable rate long-term debt. The Company is exposed to credit loss only in the event of nonperformance by the bank on the interest rate swap agreements, which the Company does not anticipate. One interest rate swap agreement for a notional amount of $10,000,000 was terminated in 1999 and resulted in a gain of $103,000. The fair value of the remaining $15,000,000 interest rate swap at December 31, 1999 is an unrealized gain of $450,926, that represents the amount at which it could be settled, based on an estimate obtained from a dealer. The fair value of the interest rate swaps at December 31, 1998 was an unrealized loss of $1,105,676.

      At December 31, 1999 essentially all trade accounts receivable, inventories and property are held as collateral for the Company's long-term debt.

      Long-term debt matures as follows for the years ended December 31:

                         2000                $ 8,599,897
                         2001                    149,871
                         2002                     18,374
                         2003                 25,008,673
                                             -----------

                         Total               $33,776,815
                                             ===========



      The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 1999 and 1998, based on current market prices for the same or similar issues or on debt available to the Company with similar rates and maturities.

      During the first quarter of 2000, the Company completed mortgage financing with GE Capital for three of its facilities totaling $6,300,000, with total monthly payments of $63,100 (including principal and 8.275% interest) to 2014. The proceeds of the financing were used to pay down borrowings under the revolving credit facility.

5.    OPERATING LEASES

      The Company leases certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. The Company incurred approximately $1,069,000, $840,000, $643,000 in rent expense under operating lease arrangements for 1999, 1998, and 1997, respectively.

      Included in total rent expense above are monthly payments of $7,000 for 1999 and 1998 and $6,000 for 1997, respectively, for the Company's Ohio manufacturing facility leased from an entity in which the owners are also shareholders of the Company.

      Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

                     2000               $358,000
                     2001                238,000
                     2002                153,000
                     2003                 30,000
                                        --------

                     Total              $779,000
                                        ========

 6.   INCOME TAXES

      Rocky Inc. and its wholly-owned subsidiary doing business in Puerto Rico, Lifestyle, are subject to U.S. Federal income taxes; however, the Company's income earned in Puerto Rico is allowed favorable tax treatment under Section 936 of the Internal Revenue Code if conditions as defined therein are met. Five Star is incorporated in the Cayman Islands and conducts its operations in a "free trade zone" in the Dominican Republic and, accordingly, is currently not subject to Cayman Islands or Dominican Republic income taxes. Thus, the Company is not subject to foreign income taxes.

      At December 31, 1999, a provision has not been made for U.S. taxes on the accumulated undistributed earnings of Five Star through December 31, 1999 of approximately $5,109,000 that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings of Five Star in operations and facilities outside of the United States. In addition, the Company has not provided any U.S. tollgate taxes on approximately $2,257,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. It is the intention of the Company to reinvest all such earnings of Lifestyle. If the Five Star and Lifestyle undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $1,737,000 and $226,000, respectively.

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

      Income taxes (benefits) are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                     1999             1998             1997
  Federal:
    Current                                      $(1,273,033)     $   (76,294)     $ 1,556,631
    Deferred                                      (1,007,542)          10,357          146,143
                                                 -----------      -----------      -----------
              Total Federal                       (2,280,575)         (65,937)       1,702,774
                                                 -----------      -----------      -----------
  State and local:
    Current                                           97,676           88,013          392,122
    Deferred                                         (44,680)         (21,650)          10,104
                                                 -----------      -----------      -----------
              Total state and local                   52,996           66,363          402,226
                                                 -----------      -----------      -----------

  Total                                          $(2,227,579)     $       426      $ 2,105,000
                                                 ===========      ===========      ===========

      A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the Federal statutory rate of 34% for all periods to income (loss) before income taxes follows:


                                                             YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                     1999             1998             1997

Expected expense (benefit) at statutory rate     $(2,501,494)     $   769,286      $ 2,334,552
Decrease in income taxes resulting from:
  Exempt (income) loss from operations in
    Puerto Rico, net of tollgate taxes               563,663         (802,791)        (476,493)
  Exempt (income) loss from Dominican
  Republic operations                               (625,978)
  State and local income taxes                       (18,019)         (22,563)        (136,757)
  Alternative minimum tax                            118,829
  Other - net                                        182,424           (9,869)         (18,528)
                                                 -----------      -----------      -----------

Total                                            $(2,280,575)     $   (65,937)     $ 1,702,774
                                                 ===========      ===========      ===========


      Deferred income taxes recorded in the consolidated balance sheets at December 31, 1999 and 1998 consist of the following:

                                                        DECEMBER 31,
                                               ----------------------------
                                                   1999             1998
Deferred tax assets:
  State and local income taxes                                  $    47,546
  Alternative minimum tax carryforward         $   118,829
  Asset valuation allowances                       549,265          454,494
  Pension and deferred compensation                168,755          197,535
  Net operating loss carryforwards               1,854,661          215,445
  Inventories                                      309,066        1,131,231
                                               -----------      -----------

            Total deferred tax assets            3,000,576        2,046,251
                                               -----------      -----------

Deferred tax liabilities:
  Fixed assets                                  (1,630,696)      (1,499,613)
  Prepaid assets                                   (40,048)         (34,173)
  Tax on Five Star earnings                        (64,339)         (64,339)
  Tollgate tax on Lifestyle earnings              (776,435)      (1,011,290)
                                               -----------      -----------

            Total deferred tax liabilities      (2,511,518)      (2,609,415)
                                               -----------      -----------

Net deferred tax asset (liability)             $   489,058      $  (563,164)
                                               ===========      ===========



      At December 31, 1999, the Company has approximately $4,810,000 of net operating loss carryforwards for Federal income tax purposes. There are annual utilization limitations over the next two years for $425,000 of the net operating loss carryforwards. The remaining net operating loss carryforward expires in 2019.

 7.   RETIREMENT PLANS

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

      Net pension cost of the Company's plans is as follows:


                                                    YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1999           1998           1997

Service cost                            $ 323,726      $ 273,091      $ 215,263
Interest                                  356,194        317,725        284,420
Actual loss (return) on plan assets      (404,283)        42,745       (953,212)
Amortization and deferral                 152,373       (327,398)       781,589
                                        ---------      ---------      ---------

Net pension cost                        $ 428,010      $ 306,163      $ 328,060
                                        =========      =========      =========


The funded status of the Company's plans and reconciliation of accrued pension cost at December 31, 1999 and 1998 are presented below (information with respect to benefit obligations and plan assets as of September 30 is):



                                                                      DECEMBER 31,
                                                            ----------------------------
                                                                1999             1998
Change in benefit obligation:
  Benefit obligation at beginning of the year               $ 5,463,914      $ 4,486,537
  Service cost                                                  323,726          273,091
  Interest cost                                                 356,194          317,725
  Actuarial gain                                               (433,965)         186,659
  Amendments                                                                     233,278
  Exchange (gain)/loss                                          (93,418)         130,596
  Benefits paid                                                (193,633)        (163,972)
                                                            -----------      -----------

  Benefit obligation at end of year                         $ 5,422,818      $ 5,463,914
                                                            ===========      ===========


Change in plan assets:
  Fair value of plan assets at beginning of year            $ 3,906,376      $ 3,897,093
  Actual return on plan assets                                  404,283          (42,745)
  Employer contribution                                         270,000          216,000
  Benefits paid                                                (193,633)        (163,972)
                                                            -----------      -----------

  Fair value of plan assets at end of year                  $ 4,387,026      $ 3,906,376
                                                            ===========      ===========


Funded status (deficit)                                     $(1,035,792)     $(1,557,538)
Remaining unrecognized benefit obligation existing              260,255          288,146
at transition
Unrecognized prior service costs due to plan amendments         688,260          748,678
Unrecognized net loss (gain)                                   (168,226)         423,221
Adjustment required to recognize minimum liability             (357,520)        (884,268)
Additional contributions (September 30-December31)                               100,000
                                                            -----------      -----------

Accrued pension cost                                        $  (613,023)     $  (881,761)
                                                            ===========      ===========


The assets of the plans consist primarily of common stocks, bonds, and cash equivalents. The assets of the plans include 61,000 and 43,400 shares of the Company's common stock with a market value of $468,000 and $254,975 at September 30, 1999 and 1998, respectively. The

      Company's unrecognized benefit obligations existing at the date of transition for the union and non-union plans are being amortized over 23 and 21 years, respectively. Actuarial assumptions used in the accounting for the plans were as follows:


                                                                 DECEMBER 31,
                                                              -----------------
                                                              1999         1998

Discount rate                                                 7.25%        6.75%

Average rate of increase in compensation levels
   (non-union only)                                           3.0%         3.0%

Expected long-term rate of return on plan assets              9.0%         9.0%




      SFAS No. 87, "Employers' Accounting for Pensions," generally requires the Company to recognize a minimum liability in instances in which a plan's accumulated benefit obligation exceeds the fair value of plan assets. In accordance with the Statement, the Company has recorded in the accompanying financial statements a non-current intangible asset of $357,520, and $884,268 as of December 31, 1999 and 1998, respectively.

      The Company also sponsors a 401(k) savings plan for substantially all of its union and non-union employees. The Company only matches contributions for non-union employees. Funding for non-union employees electing to contribute a percentage of their compensation is matched by the Company, subject to certain limitations. Company contributions to the 401(k) savings plan were $14,504 for 1998. No Company contribution was made for 1999 and 1997.

 8.   CAPITAL STOCK

      The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued and none are outstanding at December 31, 1999 and 1998, respectively. In accordance with its terms, all of the outstanding Series A preferred stock was converted into common shares of the Company on a one for one basis on February 3, 1998.

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

      The Company reacquired 124,095 and 292,600 shares of common stock in 1994 and 1998 for $1,226,059 and $2,038,118, respectively. In December 1998, the Board of Directors approved the retirement of all shares held in treasury (total of 416,695 shares). During 1998 and 1999, the Company purchased and retired 292,600 and 685,100 shares for $2,038,118 and $4,285,184, respectively, under its share repurchase program. At December 31, 1999, the Company's Board of Directors has not authorized any additional share repurchase.

      The Company adopted a Stock Option Plan in 1992 which provides for the issuance of options to purchase up to 400,000 common shares of the Company. On October 11, 1995, the Company adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 400,000 common shares of the Company. In May 1998, the Company adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares of the Company. All employees, officers, directors, consultants and advisors providing services to the Company are eligible to receive options under the Plans. In addition, the Plans provide for the annual issuance of options to purchase 5,000 shares of common stock to each non-employee director of the Company. The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes all stock option transactions from January 1, 1997 through December 31, 1999:

                                                      WEIGHTED
                                                       AVERAGE
                                                      EXERCISE
                                         SHARES        PRICE

Outstanding at January 1, 1997           447,900      $   8.74
Issued                                    85,500          9.37
Exercised                               (114,120)         8.94
Forfeited                                (11,320)         8.28
                                        --------      --------

Outstanding at December 31, 1997         407,960          8.82
Issued                                   210,000         14.44
Exercised                                (22,890)         9.37
Forfeited                                (34,660)         9.47
                                        --------      --------

Outstanding at December 31, 1998         560,410         10.86
Issued                                   247,000          5.82
Exercised                                 (1,500)         6.00
Forfeited                               (112,160)        10.61
                                        --------      --------

Outstanding at December 31, 1999         693,750      $   9.12
                                        ========      ========

Options exercisable at December 31:
      1997                               235,140      $   9.24
      1998                               359,785      $  10.01
      1999                               386,035      $   9.27

      The following table summarizes information about options outstanding at December 31, 1999:


                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
-----------------------------------------------------------------      -------------------------
                                         WEIGHTED-
                                          AVERAGE      WEIGHTED-                       WEIGHTED-
   RANGE OF                              REMAINING      AVERAGE                         AVERAGE
   EXERCISE                             CONTRACTUAL    EXERCISE                        EXERCISE
    PRICES               NUMBER             LIFE         PRICE           NUMBER          PRICE

$5.375 - $6.75           295,250             6.5       $    5.87         120,000       $    5.88
$7.50 - $8.875           125,750             4.2       $    8.55          81,125       $    8.57
$9.50 - $10.125          122,250             1.8       $    9.81         123,410       $    9.82
$13.125 - $20.00         150,500             5.8       $   15.42          61,500       $   15.69
                         -------                                       ---------

Total                    693,750             5.1       $    9.12         386,035       $    9.27
                         =======                                       =========



      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income
      (loss) per share would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively; dividend yield of 0%; expected volatility of 41%, 48% and 40%; risk-free interest rates of 6.66%, 5.29%, and 6.40%; and expected life of 6 years. The weighted average grant date fair value of options issued during 1999, 1998, and 1997 was $3.40, $8.55, and $4.62, respectively.



                                                           YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------
                                                  1999               1998               1997

Net income (loss):
  As reported                                $ (5,129,757)        $2,262,197         $4,761,330
  Pro forma                                  $ (5,201,230)        $1,301,976         $4,498,370

Income (loss) per share:
  As reported:
    Basic                                         $ (1.09)            $ 0.42             $ 1.16
    Diluted                                       $ (1.09)            $ 0.41             $ 1.10

Pro forma:
  Basic                                           $ (1.10)            $ 0.24             $ 1.10
  Diluted                                         $ (1.10)            $ 0.24             $ 1.04




The pro forma amounts are not representative of the effects on reported net income for future years.

9.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and Federal, state and local income taxes was as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                1999               1998             1997

Interest                                                     $2,547,104         $1,756,078       $2,619,374
                                                             ===========        ===========      ==========
Federal, state and local
  income taxes -  net of refunds                             $2,370,588         $1,210,445       $2,306,150
                                                             ===========        ===========      ==========



       The Company entered into no capital lease arrangements during the year ended December 31, 1999 and 1998. During the years ended December 31, 1997, the Company entered into capital lease arrangements for certain equipment which had a present value of $474,743. Accounts payable at December 31, 1999, 1998 and 1997 include a total of $189,659, $418,278 and $133,017, respectively, relating to the purchase of fixed assets.

10.    FOURTH QUARTER RESULTS (UNAUDITED)

       For the fourth quarter of 1999, the Company incurred a net loss of $7.2 million or $1.59 loss per basic and diluted share compared to a loss of $1.1 million or $0.21 loss per basic and diluted share in the fourth quarter of 1998. The primary reason for the loss in the fourth quarter and the year is due to the Company's inventory reduction program. During 1999 (principally in the fourth quarter), the Company reduced its inventory to $32.6 million from $47.1 million at December 31, 1998. As a result of this program, the Company had a negative gross margin of $3.1 million in the fourth quarter of 1999, primarily due to sales agreements the Company entered into in December 1999 resulting in sales of approximately $3.8 million with a negative gross margin of $2.3 million. In addition, the Company recorded a reserve to the lower of cost or market of $445,000 at December 31, 1999 related to finished goods inventory that was sold in the first quarter of 2000 at a price below cost.

       Also contributing to the loss in the fourth quarter of 1999 were increased selling, general, and administrative expenses of $1.6 million compared to the fourth quarter of 1998. This was principally due to substantially higher costs to temporarily operate four warehouse facilities, additional shipping costs while the Company's new finished goods distribution center was being constructed, and expanded use of co-op advertising.

                                     ******

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROCKY SHOES & BOOTS, INC.



Date: March 30, 2000                By: /s/ Dave Fraedrich
                                       -----------------------------------------
                                       Dave Fraedrich, Executive Vice President,
                                       Treasurer, and Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


              Signature                                     Title                                   Date
              ---------                                     -----                                   ----
* Mike Brooks                                     Chairman, President and Chief                March 30, 2000
------------------------------------              Executive Officer (Principal
Mike Brooks                                       Executive Officer)


/s/ Dave Fraedrich                                Executive Vice President, Treasurer,         March 30, 2000
------------------------------------              Chief Financial Officer and Director
Dave Fraedrich                                    (Principal Financial and Accounting
                                                  Officer)


* Curtis A. Loveland                              Secretary and Director                       March 30, 2000
------------------------------------
Curtis A. Loveland


                                                  Director                                     March 30, 2000
------------------------------------
Leonard L. Brown

* Barbara Brooks Fuller                           Director                                     March 30, 2000
------------------------------------
Barbara Brooks Fuller


* Stanley I. Kravetz                              Director                                     March 30, 2000
------------------------------------
Stanley I. Kravetz


* James L. Stewart                                Director                                     March 30, 2000
------------------------------------
James L. Stewart


* Robert D. Stix                                  Director                                     March 30, 2000
------------------------------------
Robert D. Stix




*By: /s/ Curtis A. Loveland
    ------------------------------------
    Curtis A. Loveland, Attorney-in-Fact

                           ROCKY SHOES & BOOTS, INC.





                            ------------------------


                                 EXHIBIT INDEX

                                       TO

                                 ANNUAL REPORT
                                  ON FORM 10-K

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1999


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

     Exhibit
     Number                               Description
     ------                               -----------
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

      10.20A English translation of Exhibit 10.20 (incorporated by reference to Exhibit 10.2A to the September 30, 1995 Form
                  10-Q).

     Exhibit
     Number                               Description
     ------                               -----------
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

     Exhibit
     Number                               Description
     ------                               -----------
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

     Exhibit
     Number                               Description
     ------                               -----------
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

      10.49       Employment Agreement, dated April 27, 1999, between the
                  Company and John E. Friday.

      21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form S-2 filed September 11, 1997, registration number 333-35391).

      23          Independent Auditors' Consent and Report on Schedules of
                  Deloitte & Touche LLP.

      24          Powers of Attorney.

      27          Financial Data Schedule.

      99.1        Independent Auditors' Report on Schedules of Deloitte & Touche
                  LLP (incorporated by reference to Exhibit 23).

      99.2        Financial Statement Schedule.

