Form 10-Q
period 2000-03-31
ROCKY SHOES & BOOTS INC
filed 2000-05-15
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                                Commission File Number:
     MARCH 31, 2000                                          0-21026
     --------------                                          -------

                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                       31-1364046
------------------------                ------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                                                   Yes X No____
                                                      ---

        4,489,215 common shares, no par value, outstanding at May 1, 2000

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                                       INDEX

                                                                                            PAGE
                                                                                           NUMBER
PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets
                      March 31, 2000 (Unaudited) and December 31, 1999                        3

                      Unaudited Condensed Consolidated Statements of Operations
                      For the Three Months Ended March 31, 2000 and 1999                      4

                      Unaudited Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31, 2000 and 1999                      5

                      Notes to Interim Unaudited Condensed Consolidated Financial
                      Statements                                                            6 - 7

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                8 - 11

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                      12

            Item 2.   Changes in Securities                                                  12

            Item 3.   Defaults Upon Senior Securities                                        12

            Item 4.   Submission of Matters to a Vote of Security Holders                    12

            Item 5.   Other Information                                                      12

            Item 6.   Exhibits and Reports on Form 8-K                                       12

            Item 7.   Changes and Disagreements with Accountants and Financial
                      Disclosure                                                             12

SIGNATURES                                                                                   13

EXHIBIT INDEX                                                                                14

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            March 31, 2000        Dec. 31, 1999
                                                                             Unaudited
        ASSETS:

        CURRENT ASSETS:
             Cash and cash equivalents                                         $ 3,859,881         $ 2,330,324
             Trade receivables - net                                            12,989,762          18,712,588
             Other receivables                                                   4,193,023           5,227,394
             Inventories                                                        39,715,162          32,573,067
             Deferred income taxes                                               1,017,331           1,017,331
             Prepaid expenses                                                    2,216,028           1,222,914
                                                                                ----------          ----------
                 Total current assets                                           63,991,187          61,083,618

        FIXED ASSETS - net                                                      26,109,375          26,132,222
        OTHER ASSETS                                                             2,117,053           2,117,514
                                                                                ----------          ----------

        TOTAL ASSETS                                                           $92,217,615         $89,333,354
                                                                                ----------          ----------
        LIABILITIES AND
        SHAREHOLDERS' EQUITY:

        CURRENT LIABILITIES:
             Accounts Payable                                                  $ 5,465,413         $ 2,128,112
             Current Maturities - Long Term Debt                                 3,276,351           8,599,897
             Accrued Taxes - Other                                                 632,910             412,721
             Accrued Salaries and Wages                                            707,884             569,203
             Accrued Other                                                         534,709             905,783
                                                                                ----------          ----------
                    Total Current Liabilities                                   10,617,267          12,615,716

        LONG TERM DEBT - Less current maturities                                31,841,303          25,176,918

        DEFERRED LIABILITIES                                                     1,145,483           1,311,590
                                                                                ----------          ----------

        Total liabilities                                                       43,604,053          39,104,224

        SHAREHOLDERS' EQUITY:

        Common Stock, no par value;
             10,000,000 shares authorized;
             issued and outstanding 2000 - 4,489,215 shares;
             1999 - 4,489,215 shares                                            35,284,159          35,284,159
             Retained Earnings                                                  13,329,403          14,944,971
                                                                                ----------          ----------

                Total Shareholders' Equity                                      48,613,562          50,229,130
                                                                                ----------          ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $92,217,615         $89,333,354
                                                                               ===========         ===========

See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                         March 31,
                                                                  2000               1999
                                                                  ----               ----
    NET SALES                                                  $ 14,842,111       $ 13,622,730

    COST OF GOODS SOLD                                           11,598,351         10,444,060
                                                               ------------       ------------

    GROSS MARGIN                                                  3,243,760          3,178,670

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  4,986,910          3,344,511
                                                               ------------       ------------

    LOSS FROM OPERATIONS                                         (1,743,150)          (165,841)

    OTHER INCOME AND (EXPENSES):
         Interest expense                                          (658,060)          (506,805)

         Other - net                                                108,503            132,933
                                                               ------------       ------------
             Total other - net                                     (549,557)          (373,872)
                                                               ------------       ------------

    LOSS BEFORE INCOME TAXES                                    (2,292,707)           (539,713)

    INCOME TAX BENEFIT                                             (677,139)          (217,740)
                                                               ------------       ------------

    NET LOSS                                                   $ (1,615,568)      $   (321,973)
                                                               =============      ============

    NET LOSS PER SHARE
         Basic                                                       ($0.36)            ($0.06)
                                                                     -------            -------
         Diluted                                                     ($0.36)            ($0.06)
                                                                     -------            -------

    WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING:
         Basic                                                    4,489,215          4,999,544
                                                                  ==========         =========
         Diluted                                                  4,489,215          4,999,544
                                                                  ==========         =========

See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                    March 31,
                                                              2000             1999
                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                           $ (1,615,568)   $   (321,973)
      Adjustments to reconcile net loss to net cash
         provided by (used in) operating  activities:
         Depreciation and amortization                      1,122,019         858,342
         Deferred compensation and pension - net             (166,108)         18,297
         Gain on sale of fixed assets                          (9,468)

      Change in assets and liabilities:
         Receivables                                        6,757,197       1,947,714
         Inventories                                       (7,142,095)     (4,122,309)
         Other current assets                                (993,114)       (555,908)
         Prepaid expenses                                      (7,288)          1,588
         Accounts payable                                   3,433,758       3,883,660
         Accrued and other liabilities                        (12,204)        (42,515)
                                                         ------------    ------------

            Net cash provided by operating  activities      1,367,129       1,666,896
                                                         ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                             (1,344,343)     (3,341,935)
      Proceeds from sale of fixed assets                      165,932
                                                         ------------    ------------

         Net cash used in investing activities             (1,178,411)     (3,341,935)
                                                         ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long Term Debt                         19,675,000
      Payments on Long Term Debt                          (18,334,161)     (2,253,918)
      Purchase Treasury Stock                                              (1,724,481)
                                                         ------------    ------------

         Net cash provided by (used in) financing           1,340,839      (3,978,399)
                                                         ------------    ------------
         activities


  INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               1,529,557      (5,653,438)

  CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                       2,330,324       7,232,876
                                                         ------------    ------------

  CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                          $  3,859,881    $  1,579,438
                                                         ============    ============

See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

   NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for year ended December 31, 1999.

2.       INVENTORIES

         Inventories are comprised of the following:

                                                         March 31, 2000               December  31, 1999
         Raw materials                                        $7,124,711                        $4,133,520
         Work-in Process                                       4,070,441                         2,128,738
         Manufactured finished good                           25,964,906                        24,110,469
         Factory outlet finished goods                         2,630,104                         2,645,340
         Reserve for obsolescence or lower of cost
            or market                                            (75,000)                         (445,000)
                                                             ---------                            ---------

         Total                                               $39,715,162                       $32,573,067
                                                             ============                      ===========

3.       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and Federal, state and local income taxes was as follows:

                                                      Three Months Ended
                                                          March 31,
                                                       2000           1999
                                                       ----           ----

        Interest                                     $694,853        $520,283
                                                     ========        ========
        Federal, state and local
            income taxes                              $45,100        $235,000
                                                      =======        ========

Accounts payable at March 31, 2000 and December 31, 1999 include a total of $93,202 and $189,659, respectively, relating to the purchase of fixed assets.

4.       PER SHARE INFORMATION

         Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the basic weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

PART 1 - FINANCIAL INFORMATION
ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with the Interim Unaudited Condensed Consolidated Financial Statements of the Company.

                             PERCENTAGE OF NET SALES

                              Three Months Ended
                                   March 31,
                               2000         1999
                               ----         ----

Net Sales                       100.0%    100.0%
Cost of Goods Sold               78.1%     76.7%
                              -------     -----
Gross Margin                     21.9%     23.3%
                              -------     -----
Selling, General and
    Administrative Expenses      33.6%     24.5%
                              -------     -----
Income from Operations          (11.7%)    (1.2%)
                              =======     =====


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1999

Net Sales

Net sales for three months ended March 31, 2000 increased $1,219,381, or 9.0%, to $14,842,111 versus $13,622,730 for the same period a year ago. The increase in net sales was primarily due to increased sales of work/occupational footwear. In addition, prices were approximately 2% higher than during the same period of the previous year.

Gross Margin

Gross margin increased $65,090, or 2.0%, to $3,243,760 for the three months ended March 31, 2000 versus $3,178,670 for the same period a year ago. As a percentage of net sales, gross margin was 21.9% versus 23.3% for the same period a year ago. The decrease in gross margin, as a percentage of net sales, was due to the movement of part of the Company's production from the Nelsonville, Ohio facility to its plant in Puerto Rico. In addition, the Company produced less footwear in the first quarter 2000 than during the comparable period last year due to the implementation of production changes in its factories and to maintain strong management of inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $1,642,399, or 49.1%, to $4,986,910 for the three months ended March 31, 2000, versus $3,344,511 for the same period a year ago. As a percentage of net sales, SG&A was 33.6%, versus 24.5% for the same period a year ago. The increase was primarily the result of increased sales salaries and related expenses for sales persons added following first quarter 1999, tradeshow expenses, and costs associated with developing the Company's key footwear categories. There were also additional depreciation expenses for the finished goods distribution center, which was completed in the fourth quarter of 1999. The Company's SG&A expenses as a percentage of net sales are expected to decrease throughout the remainder of 2000.

The increased selling expenses for first quarter of 2000 were partially responsible for generating a record backlog of orders. The Company's order backlog at March 31, 2000 was $35.0 million versus $23.2 million on the same date last year. Order backlogs are subject to timing differences, cancellations, changes, and are not necessarily reflective of future sales or sales trends.

Interest Expense

Interest expense increased $151,255, or 29.8% to $658,060 for the three months ended March 31, 2000, versus $506,805 for the same period in 1999. The increase is a result of rising interest rates and the completion of mortgage financing for the Company's new distribution center, warehouse, and corporate office building.

Income Taxes

Income tax benefit for the three months ended March 31, 2000 increased to $677,139 compared to an income tax benefit of $217,740 for the same period a year ago. The Company's effective tax benefit rate of 29.5% for the three months ended March 31, 2000 reflects favorable tax treatment in Puerto Rico and the Dominican Republic. The income tax benefit for first quarter 2000 and first quarter 1999 is primarily generated from the Company's domestic operations.

Liquidity and Capital Resources

The Company has principally funded its working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of new styles of footwear. At March 31, 2000, the Company had working capital of $53,373,920 versus $48,467,902, at December 31, 1999.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings. The maximum dollar amount available under the line of credit is $42,000,000. As of March 31, 2000, the Company had borrowed $27,200,000 against its available line of credit of $29,100,000.

During the quarter, the Company completed mortgage financing with GE Capital for three of its facilities totaling $6,300,000, with monthly payments of $63,100 to 2014. The proceeds were used to reduce borrowings under the revolving line of credit facility.

The Company's cash flow from operations decreased to $1,367,000 in first quarter 2000 from $1,667,000 for the same period in the prior year. The primary cause of the cash generated from operations for the first quarters of 2000 and 1999 was due to a reduction in accounts receivable and an increase in accounts payable which was partially offset by increased inventory. All of the responsible balance sheet fluctuations are normal and reflect the seasonal nature of the Company's business.

The principal use of cash flows in investing activities for the first quarters of both 2000 and 1999 has been for investment in property, plant, and equipment. In the first quarter of 2000, property, plant, and equipment expenditures were $1,344,000 or $1,998,000 below expenditures for the same period in 1999. The reduction resulted from the completion of the Company's new distribution center effective as of the end of 1999.

The Company's cash flows from financing activities reflect the net increase or decrease in borrowings under its revolving credit facility and its new long-term mortgage facility to finance its working capital requirements and other operating capital expenditures. In addition, in the first quarter of 1999, the Company acquired treasury stock in the amount of $1,724,481.

In March 2000 the Company obtained a waiver from the bank with respect to noncompliance concerning certain covenants of its credit facility. The Company and the bank have had discussions with respect to the possible modification and adjustment of certain terms of the agreement. The Company and the bank expect these discussions to continue in the near future. Based on the Company's projected results of operations for 2000 and the possible modifications of certain covenants, management believes it is probable that the Company will be in compliance with the covenants in 2000. However, if the Company's performance falls below the projected results of operations for 2000, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Capital expenditures for 2000 are expected to be approximately $2,000,000 for machinery and equipment to support increased production and for lasts, dies, and patterns for new footwear styles. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 2000 through available cash on hand, additional long-term borrowings and operating cash flows.

Inflation

The Company cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. The Company attempts to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

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

There have been no material changes since December 31, 1999.

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

                                    ROCKY SHOES & BOOTS, INC.


Date:    May 15, 2000               /S/ David Fraedrich
                                    -----------------------------------------
                                    David Fraedrich, Executive Vice President,
                                    Treasurer, and Chief Financial Officer*
                                    (Principal Financial and Accounting Officer)



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