Form 10-Q
period 2000-06-30
ROCKY SHOES & BOOTS INC
filed 2000-08-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                                    Commission File Number:
     JUNE 30, 2000                                               0-21026
     -------------                                               -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                           31-1364046
          ----                                           ----------
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

      4,489,215 common shares, no par value, outstanding at August 1, 2000

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                              INDEX
                                              -----

                                                                                            PAGE
PART I.     FINANCIAL INFORMATION                                                          NUMBER
            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets
                      June 30, 2000 (unaudited) and December 31, 1999                         3

                      Unaudited Condensed Consolidated Statements of Operations
                      For the Three Months and Six Months Ended June 30, 2000 and 1999        4

                      Unaudited Condensed Consolidated Statements of Cash Flows
                      For the Six Months Ended June 30, 2000 and 1999                         5

                      Notes to Interim Unaudited Condensed Consolidated Financial
                      Statements                                                            6 - 7

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                8 - 13

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                      14

            Item 2.   Changes in Securities and Use of Proceeds                              14

            Item 3.   Defaults Upon Senior Securities                                        14

            Item 4.   Submission of Matters to a Vote of Security Holders                    14

            Item 5.   Other Information                                                      14

            Item 6.   Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                                   16

EXHIBIT INDEX                                                                                17

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 2000    December 31, 1999
                                                                      (unaudited)
                                                                     -------------    -----------------
ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                                       $  1,351,350        $ 2,330,324
     Trade receivables - net                                           22,850,112         18,712,588
     Other receivables                                                  4,983,912          5,227,394
     Inventories                                                       46,284,130         32,573,067
     Deferred income taxes                                              1,017,331          1,017,331
     Prepaid expenses                                                   1,991,155          1,222,914
                                                                     ------------        -----------
         Total current assets                                          78,477,990         61,083,618

FIXED ASSETS - net                                                     26,213,787         26,132,222
OTHER ASSETS                                                            2,515,139          2,117,514
                                                                     ------------        -----------

TOTAL ASSETS                                                         $107,206,916        $89,333,354
                                                                     ============        ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable                                                $ 10,556,046        $ 2,128,112
     Current maturities - long term debt                               37,774,865          8,599,897
     Accrued taxes - other                                                896,153            412,721
     Accrued salaries and wages                                           863,749            569,203
     Accrued other                                                        838,620            905,783
                                                                     ------------        -----------
         Total current liabilities                                     50,929,433         12,615,716

LONG TERM DEBT-less current maturities                                  6,030,372         25,176,918

DEFERRED LIABILITIES                                                    1,290,261          1,311,590
                                                                     ------------        -----------

TOTAL LIABILITIES                                                      58,250,066         39,104,224

SHAREHOLDERS' EQUITY:

Common stock, no par value;
     10,000,000 shares authorized;
     issued and outstanding June 30, 2000 - 4,489,215 shares;
     December 31, 1999 - 4,489,215 shares                              35,284,159         35,284,159
     Retained earnings                                                 13,672,691         14,944,971
                                                                     ------------        -----------

         Total shareholders' equity                                    48,956,850         50,229,130
                                                                     ------------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $107,206,916        $89,333,354
                                                                     ============        ===========

     See notes to the unaudited condensed consolidated financial statements.

                                     ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                       2000              1999              2000              1999
                                                       ----              ----              ----              ----
NET SALES                                          $22,918,457       $23,200,428       $37,760,568       $36,823,158
COST OF GOODS SOLD                                  17,642,373        17,237,006        29,240,724        27,681,066
                                                   -----------       -----------       -----------       -----------
GROSS MARGIN                                         5,276,084         5,963,422         8,519,844         9,142,092

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         4,392,552         4,605,435         9,379,462         7,949,946
                                                   -----------       -----------       -----------       -----------
INCOME (LOSS) FROM OPERATIONS                          883,532         1,357,987          (859,618)        1,192,146

OTHER INCOME AND (EXPENSES):
        Interest expense                              (473,661)         (543,875)       (1,131,721)       (1,050,680)
        Other - net                                     71,556           108,426           180,059           241,359
                                                   -----------       -----------       -----------       -----------
                  Total other - net                   (402,105)         (435,449)         (951,662)         (809,321)
                                                   -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                      481,427           922,538        (1,811,280)          382,825
INCOME TAX (BENEFIT) EXPENSE                           138,139           334,888          (539,000)          117,148
                                                   -----------       -----------       -----------       -----------
NET INCOME (LOSS)                                  $   343,288       $   587,650       $(1,272,280)      $   265,677
                                                   ===========       ===========       ===========       ===========
NET INCOME (LOSS) PER SHARE
        Basic                                      $      0.08       $      0.12       $     (0.28)      $      0.05
                                                   ===========       ===========       ===========       ===========
        Diluted                                    $      0.08       $      0.12       $     (0.28)      $      0.05
                                                   ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
        Basic                                        4,489,215         4,747,558         4,489,215         4,872,855
                                                   ===========       ===========       ===========       ===========
        Diluted                                      4,489,714         4,763,049         4,489,215         4,882,817
                                                   ===========       ===========       ===========       ===========

     See notes to the unaudited condensed consolidated financial statements.

                           ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       2000             1999
                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                          $ (1,272,280)     $   265,677
       Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                              2,286,699        1,770,658
          Deferred taxes and other                                                      (50,000)
          Deferred compensation and pension - net                      (21,328)        (170,369)
          Loss on sale of fixed assets                                   1,226

       Change in assets and liabilities:
          Receivables                                               (3,894,042)      (6,864,297)
          Inventories                                              (13,711,063)      (8,300,069)
          Other current assets                                        (768,241)        (209,382)
          Other assets                                                (413,304)           5,314
          Accounts payable                                           8,315,069        5,284,346
          Accrued and other liabilities                                710,814          158,155
                                                                  ------------      -----------

             Net cash used in operating activities                  (8,766,450)      (8,109,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                     (2,426,429)      (5,827,090)
       Proceeds from sale of fixed assets                              185,483
                                                                  ------------      -----------

          Net cash used in investing activities                     (2,240,946)      (5,827,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from debt                                           26,845,000       18,252,000
       Payments on long term debt                                  (16,816,578)      (6,809,943)
       Purchase treasury stock                                                       (3,807,300)
                                                                  ------------      -----------

          Net cash used in financing activities                     10,028,422        7,634,757
                                                                  ------------      -----------


DECREASE IN CASH AND CASH EQUIVALENTS                                 (978,974)      (6,302,300)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                  2,330,324        7,232,876
                                                                  ------------      -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                     $  1,351,350      $   930,576
                                                                  ============      ===========

     See notes to the unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for year ended December 31, 1999.

2.       INVENTORIES

         Inventories are comprised of the following:

                                                         June 30, 2000  December 31, 1999
                                                         -------------  -----------------
            Raw materials                                 $ 9,755,977      $ 4,133,520
            Work-in Process                                 4,918,058        2,128,738
            Manufactured finished good                     28,771,644       24,110,469
            Factory outlet finished goods                   3,048,561        2,645,340
            Reserve for obsolescence or lower of cost
               or market                                     (210,110)        (445,000)
                                                          -----------      -----------

            Total                                         $46,284,130      $32,573,067
                                                          ===========      ===========

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                               Six Months Ended
                                                    June 30,
                                              2000           1999
                                              ----           ----
              Interest                     $1,188,114     $1,001,663
                                           ==========     ==========

              Federal, state and local
                  income taxes             $   86,725     $   91,000
                                           ==========     ==========

         Accounts payable at June 30, 2000 and December 31, 1999 included a total of $302,524 and $189,659, respectively, relating to the purchase of fixed assets.

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

         A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and six months ended June 30, 2000 and 1999 is as follows:

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                              2000          1999          2000          1999
                                              ----          ----          ----          ----
            Basic-Weighted average
                shares outstanding         4,489,215     4,747,558     4,489,215     4,872,855

            Diluted securities:
                Stock options                    499        15,491                       9,962
                                           ---------     ---------     ---------     ---------

            Diluted-weighted
            average shares outstanding     4,489,714     4,763,049     4,489,215     4,882,817
                                           =========     =========     =========     =========

5.       ACCOUNTING STANDARDS

         The Securities and Exchange Commission published Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," SAB 101A and SAB 101B in December 1999, March 2000, and June 2000, respectively. These bulletins summarize certain aspects of the Commissions views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The bulletins are effective no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management has not yet completed its analysis of these bulletins and their impact on the Company's financial statements and disclosures.

6.       DEBT AGREEMENT

         At June 30, 2000, the Company was not in compliance with certain financial ratio covenants under its bank revolving credit line (up to $42,000,000) and term loan ($1,250,000) credit facilities but has obtained a waiver from the bank through August 31, 2000, which may be extended to September 20, 2000 provided that the Company has obtained a commitment on or prior to August 18, 2000 to refinance the credit facilities and there has been no material adverse change in financial condition. The Company has classified all debt under these credit facilities as current on the June 30, 2000 balance sheet. During the second quarter, the Company began negotiations with another lender to refinance the bank credit facilities, and the Company anticipates that it will have a commitment to refinance on or before August 18, 2000, and that the refinancing will be completed by September 20, 2000.

         ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the Company's unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company.

                                    PERCENTAGE OF NET SALES

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                2000          1999          2000           1999
                                                ----          ----          ----           ----
            Net Sales                          100.0%        100.0%        100.0%         100.0%
            Cost of Goods Sold                  77.0%         74.3%         77.4%          75.2%
                                               -----         -----         -----          -----
            Gross Margin                        23.0%         25.7%         22.6%          24.8%
            Selling, General and
                Administrative Expenses         19.1%         19.8%         24.9%          21.6%
                                               -----         -----         -----          -----
            Income from Operations               3.9%          5.9%         (2.3%)          3.2%
                                               =====         =====         =====          =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net Sales

         Net sales for the quarter ended June 30, 2000, decreased $281,971, or 1.2% to $22,918,457 from $23,200,428 for the same period a year ago. Net sales declined primarily as a result of decreased shipments of military footwear. This decrease was essentially offset by increased shipments of outdoor and rubber footwear. Prices were approximately 2% higher for the first half of 2000 than the prior year.

         At June 30, 2000 the Company's backlog was $35 million, which remained unchanged from the first quarter 2000. It includes solid orders for key styles of ROCKY(R) branded footwear and particularly strong acceptance of new footwear, especially styles in recently introduced, Scent Control SystemTM and Wild WolfTM by Rocky lines. Order backlogs are subject to timing differences, cancellations and changes, and are not necessarily reflective of future sales or sales trends.

Gross Margin

         Gross margin for the quarter ended June 30, 2000 decreased $687,338 to $5,276,084 from $5,963,422 for the same period a year ago. As a percent of net sales, gross margin was 23.0% in the second quarter of 2000 versus 25.7% for the same period in 1999.

         During the first half of 2000, the Company consolidated its Puerto Rican manufacturing operations into a single plant with greater capacity than its two former facilities. The related moving and start up expenses resulted in lower absorption of manufacturing overhead which was a substantial factor in the decrease in gross margin.

         The Company continued to shift manufacturing to its plants in Puerto Rico and the Dominican Republic during second quarter 2000. Although this shift resulted in temporary production inefficiencies, it is anticipated that gross margin will improve during the second half of 2000 as production increases in response to orders and benefits from lower cost production in the Company's Carribbean factories are realized.

Selling, General and Administrative Expenses

         Selling, general, and administrative expenses (SG&A) were $4,392,552 for the three months ended June 30, 2000, or $212,883 below the same period last year. Expressed as a percent of net sales, SG&A declined to 19.1% for the second quarter 2000 from 19.8% in 1999. Specific plans have been implemented during 2000 to reduce SG&A in total dollars and as a percentage of net sales versus a year ago. The most significant impact to date has been in administrative expenses, which were down 28% for the second quarter 2000 versus the prior year. Factors contributing to this reduction include, improving efficiencies in the operation of the new distribution center and a realignment of the sales force with a renewed emphasis on the Company's core product lines.

Interest Expense

         Interest expense for the quarter ended June 30, 2000 decreased $70,214 or 12.9%, to $473,661 versus $543,875 for the same period a year ago. The decrease in interest expense is a result of a gain on the sale of an interest rate swap agreement which was partially offset by increased levels of borrowing and higher rates of interest.

Income Taxes

         Income taxes decreased $196,749, or 58.8%, to $138,139 for the three months ended June 30, 2000, versus $334,888 for the same period a year ago. The Company's effective tax rate decreased to 28.7% for second quarter 2000 from 36.3% in 1999. The decrease in the Company's effective tax rate is due to more income being earned in taxing locations with lower effective tax rates than in prior periods.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Net Sales

         Net sales for the six months ended June 30, 2000 increased $934,410 or 2.5% to $37,760,568 versus $36,823,158 for the same period a year ago. The increase in net sales is due in part to higher shipments of outdoor and work/occupational footwear during the first half of 2000. Prices were approximately 2% higher for the first half of 2000 than the prior year.

Gross Margin

         Gross margin for the six months ended June 30, 2000 decreased $622,248, to $8,519,844 versus $9,142,092 for the same period a year ago. As a percent of net sales, gross margin was 22.6% in the first half of 2000 versus 24.9% for the same period a year ago. During the first half of 2000, the Company consolidated its Puerto Rican manufacturing operations into a single plant with greater capacity than the two previous facilities. The related moving and start up expenses resulted in lower absorption of manufacturing overhead which was a substantial factor in the decrease in gross margin. It is anticipated that gross margin will improve during the second half of 2000 as production increases in response to orders and benefits from lower cost production in the Company's Carribbean factories are realized.

Selling, General and Administrative Expenses

         Selling, general, and administrative expenses (SG&A) for the six months ended June 30, 2000 were $9,379,462 compared with $7,949,946 for the same period a year ago. As a percent of net sales, SG&A was 24.8% in the first half of 2000 versus 21.6% for the same period in 1999. The increase was primarily the result of increased sales salaries and related expenses for sales persons added following first quarter 1999, tradeshow expenses, and costs associated with developing the Company's key footwear categories. There were also additional depreciation expenses for the Company's new finished goods distribution center, which was completed in December 1999. The Company has been implementing plans during the first half of this year to control and reduce SG&A expenses. Most of the benefits thus far were realized in lower administrative expenses for the second quarter 2000 compared to the same period last year.

Interest Expense

         Interest expense for the first six months ended June 30, 2000 increased $81,041 or 7.7% to $1,131,721 versus $1,050,680 for the same period a year ago. The increase is a result of rising interest rates and the completion of mortgage financing for the Company's new distribution center, warehouse, and corporate office building.

Income Taxes

         Income tax benefit increased for the six months ended June 30, 2000 to $539,000 compared to an income tax expense of $117,148 for 1999. The Company's effective tax benefit rate of 29.8% for the first half of 2000 compares with 30.6% for the same period last year. The income tax benefit for first half of 2000 and 1999 is primarily generated from the Company's domestic operations.

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

         At June 30, 2000, the Company had working capital of $27,548,557 versus $48,467,902, at December 31, 1999. The Company has a revolving line of credit with maximum borrowing limits of $25,000,000 during the period of January 28th through May 15th of each year, after which the line increases to $42,000,000 for the remainder of the year. The line of credit expires May 31, 2003. Changes in the line of credit during the year match the Company's seasonal requirements for working capital. As of June 30, 2000, the Company had borrowed $36,060,000 against its available line of credit of $42,000,000.

         At June 30, 2000, the Company was not in compliance with certain financial ratio covenants under its bank revolving credit line (up to $42,000,000) and term loan ($1,250,000) credit facilities but has obtained a waiver from the bank through August 31, 2000, which may be extended to September 20, 2000 provided that the Company has obtained a commitment on or prior to August 18, 2000 to refinance the credit facilities and there has been no material adverse change in financial condition. The Company has classified all debt under these credit facilities as current on the June 30, 2000 balance sheet. During the second quarter, the Company began negotiations with another lender to refinance the bank credit facilities, and the Company anticipates that it will have a commitment to refinance on or before August 18, 2000, and that the refinancing will be completed by September 20, 2000.

         The Company reacquired and retired 619,900 common shares for $3,807,300 under its share repurchase program during the six-month period ended June 30, 1999.

         During the first half of 2000 the Company completed mortgage financing with GE Capital for three of its facilities totaling $6,300,000, with monthly payments of $63,100 to 2014. The proceeds were used to reduce borrowings under the revolving line of credit facility.

         The Company's cash flow used in operations increased to $8,766,450 in first half of 2000 from $8,109,967 for the same period in the prior year. The primary cause of the cash used in operations for the first half of 2000 and 1999 was due to an increase in accounts receivable and inventories, which was partially offset by increased accounts payable. All of the responsible balance sheet fluctuations are normal and reflect the seasonal nature of the Company's business.

         Inventory was 16% lower at $46,284,130 on June 30, 2000 versus $55,410,080 as of the same date last year. Controlled production schedules during the past year combined with improved inventory management contributed to the favorable comparison. The Company's centralized finished goods distribution center, which became fully operational in January 2000, is an integral part of the improved inventory management compared to second quarter 1999. The current level of inventory reflects production activities consistent with the significant backlog at June 30, 2000 for the fall and winter seasons.

         The principal use of cash flows in investing activities for the first quarters of both 2000 and 1999 has been for investment in property, plant, and equipment. In the first quarter of 2000, property, plant, and equipment expenditures were $2,426,000 or $3,401,000 below expenditures for the same period in 1999. The reduction resulted from the completion of the Company's new distribution center at year-end 1999.

         The Company's cash flows from financing activities reflect the net increase or decrease in borrowings under its revolving credit facility and new long-term mortgage facility to finance working capital requirements and other operating capital expenditures. In addition, in the first half of 1999, the Company acquired treasury stock in the amount of $3,807,300.

         Capital expenditures for 2000 are expected to be approximately $3,250,000 for machinery and equipment to support increased production and for lasts, dies, and patterns for new footwear styles. This amount, although higher than originally anticipated, is in response to the initial customer response to Wild Wolf(TM) by Rocky, a new line of footwear the Company introduced this year. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 2000 through available cash on hand, additional long-term borrowings and operating cash flows.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

         This report contains forward-looking statements within the meaning of
         Section 21E of the Securities Exchange Act of 1934, as amended, and
         Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, and include statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's orders (paragraph 3), future gross margins (paragraphs 5 and 10), reduction in SG&A (paragraphs 6 and 11), ability to finance its operations (paragraph 16), and inventory management (paragraph 20). Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since December 31, 1999.

         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Proposal 1: The election of Class II Directors of the Company, to serve until the 2002 Annual Meeting of Shareholders or until their successors are elected and qualified:

                                              Number of Shares Voted
                                      ----------------------------------------
                                                     WITHHOLD
                                         FOR         AUTHORITY         TOTAL
                                      ---------      ---------       ---------
            Leonard L. Brown          3,783,892        92,430        3,876,322
                                      ---------        ------        ---------
            David Fraedrich           3,783,892        92,430        3,876,322
                                      ---------        ------        ---------
            Curtis A. Loveland        3,783,892        92,430        3,876,322
                                      ---------        ------        ---------
            Robert D. Rockey          3,783,892        92,430        3,876,322

         Proposal 2: To ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 2000.

                             Number of Shares Voted
                ----------------------------------------------------
                   FOR          AGAINST     ABSTAINED        TOTAL
                ---------       -------     ---------      ---------
                3,869,012        6,060        1,250        3,786,322
                ----------------------------------------------------


Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  The exhibits to this report begin at page 18.

         (b)      Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROCKY SHOES & BOOTS, INC.

Date:  August 14, 2000            By: /s/ David Fraedrich
                                      ------------------------------------------
                                      David Fraedrich, Executive Vice President,
                                      Treasurer and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                    ROCKY SHOES & BOOTS, INC.
                                        AND SUBSIDIARIES
                                            FORM 10-Q
                                          EXHIBIT INDEX

------------------------------------------------------------------------------------------------

    EXHIBIT                                 EXHIBIT
     NUMBER                                DESCRIPTION                               PAGE NUMBER
------------------------------------------------------------------------------------------------
     10.1         Promissory Note, dated December 30, 1999, in favor of General
                  Electric Capital Business Asset Funding Corporation in the
                  amount of $1,050,000.

     10.2         Promissory Note, dated December 30, 1999, in favor of General
                  Electric Capital 10.3 Business Asset Funding Corporation in the amount of $1,500,000.

     10.3         Promissory Note, dated December 30, 1999, in favor of General
                  Electric Capital Business Asset Funding Corporation in the amount of $3,750,000.

     10.4 Limited Waiver and Modification Agreement, dated May 14, 2000, by and among the Registrant, Five Star Enterprises Ltd.,
                  Lifestyle Footwear, Inc., Bank One, NA, The Huntington
                  National Bank, and Bank One, NA, as agent.

     10.5         Extension of Limited Waiver and Modification Agreement, dated
                  June 30, 2000, by and among the Registrant, Five Star
                  Enterprises Ltd., Lifestyle Footwear, Inc., Bank One, NA, The
                  Huntington National Bank, and Bank One, NA, as agent.

     27           Financial Data Schedule