Form 10-Q
period 2000-09-30
ROCKY SHOES & BOOTS INC
filed 2000-11-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


  For Quarter Ended                                Commission File Number:
  SEPTEMBER 30, 2000                                       0-21026
  ------------------                                       -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                           31-1364046
          ----                                           ----------
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

     4,489,215 common shares, no par value, outstanding at November 6, 2000

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                              INDEX
                                              -----
                                                                                            PAGE
PART I.     FINANCIAL INFORMATION                                                          NUMBER
            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets as of
                      September 30, 2000 (unaudited) and December 31, 1999                    3

                      Unaudited Condensed Consolidated Statements of Operations
                      For the Three Months and Nine Months Ended September 30, 2000
                      and 1999                                                                4

                      Unaudited Condensed Consolidated Statements of Cash Flows
                      For the Nine Months Ended September 30, 2000 and 1999                   5

                      Notes to Interim Unaudited Condensed Consolidated Financial
                      Statements                                                            6 - 8

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                9 - 14

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                      15

            Item 2.   Changes in Securities and Use of Proceeds                              15

            Item 3.   Defaults Upon Senior Securities                                        15

            Item 4.   Submission of Matters to a Vote of Security Holders                    15

            Item 5.   Other Information                                                      15

            Item 6.   Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                                   16

EXHIBIT INDEX                                                                                17

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30, 2000    December 31, 1999
                                                                   (unaudited)
                                                                ------------------    -----------------
ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                                     $  1,925,013          $ 2,330,324
     Trade receivables - net                                         39,366,729           18,712,588
     Other receivables                                                3,852,011            5,227,394
     Inventories                                                     42,162,237           32,573,067
     Deferred income taxes                                            1,017,331            1,017,331
     Prepaid expenses                                                 1,816,021            1,222,914
                                                                   ------------          -----------
         Total current assets                                        90,139,342           61,083,618

FIXED ASSETS - net                                                   25,379,126           26,132,222
OTHER ASSETS                                                          2,512,903            2,117,514
                                                                   ------------          -----------

TOTAL ASSETS                                                       $118,031,371          $89,333,354
                                                                   ============          ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable                                              $ 13,062,373          $ 2,128,112
     Current maturities - long term debt                             12,595,188            8,599,897
     Accrued taxes - other                                              609,112              412,721
     Accrued salaries and wages                                         968,209              569,203
     Accrued other                                                      955,871              905,783
                                                                   ------------          -----------
         Total current liabilities                                   28,190,753           12,615,716

LONG TERM DEBT-less current maturities                               38,146,201           25,176,918

DEFERRED LIABILITIES                                                  1,474,595            1,311,590
                                                                   ------------          -----------

TOTAL LIABILITIES                                                    67,811,549           39,104,224

SHAREHOLDERS' EQUITY:

Common stock, no par value;
     10,000,000 shares authorized;
     issued and outstanding September 30, 2000 - 4,489,215
     shares; December 31, 1999 - 4,489,215 shares                    35,284,159           35,284,159
     Retained earnings                                               14,935,663           14,944,971
                                                                   ------------          -----------

         Total shareholders' equity                                  50,219,822           50,229,130
                                                                   ------------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $118,031,371          $89,333,354
                                                                   ============          ===========

     See notes to the unaudited condensed consolidated financial statements.

                                    ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                       2000             1999             2000             1999
                                                       ----             ----             ----             ----
NET SALES                                          $36,994,402      $34,458,907      $74,754,970      $71,282,065
COST OF GOODS SOLD                                  28,485,904       25,674,704       57,726,628       53,355,770
                                                   -----------      -----------      -----------      -----------
GROSS MARGIN                                         8,508,498        8,784,203       17,028,342       17,926,295

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         5,658,184        5,394,236       15,037,646       13,344,182
                                                   -----------      -----------      -----------      -----------
INCOME FROM OPERATIONS                               2,850,314        3,389,967        1,990,696        4,582,113
OTHER INCOME AND (EXPENSES):
        Interest expense                            (1,197,902)        (800,611)      (2,329,623)      (1,851,291)
        Other - net                                    146,060            4,731          326,119          246,090
                                                   -----------      -----------      -----------      -----------
                  Total other - net                 (1,051,842)        (795,880)       2,003,504        1,605,201
                                                   -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                    1,798,472        2,594,087          (12,808)       2,976,912
INCOME TAX (BENEFIT) EXPENSE                           535,500          775,866           (3,500)         893,015
                                                   -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                  $ 1,262,972      $ 1,818,221      $    (9,308)     $ 2,083,897
                                                   ===========      ===========      ===========      ===========
NET INCOME (LOSS) PER SHARE
        Basic                                      $      0.28      $      0.40      $     (0.00)     $      0.44
                                                   ===========      ===========      ===========      ===========
        Diluted                                    $      0.28      $      0.40      $     (0.00)     $      0.44
                                                   ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
        Basic                                        4,489,215        4,554,317        4,489,215        4,765,509
                                                   ===========      ===========      ===========      ===========
        Diluted                                      4,489,921        4,593,675        4,489,215        4,786,436
                                                   ===========      ===========      ===========      ===========

     See notes to the unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                      2000              1999
                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                          $     (9,308)     $  2,083,897
       Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                              3,492,468         3,044,014
          Deferred taxes and other                                                       (50,000)
          Deferred compensation and pension - net                      163,005           (99,727)
          Loss on sale of fixed assets                                     667

       Change in assets and liabilities:
          Receivables                                              (19,278,758)      (22,536,835)
          Inventories                                               (9,589,170)       (1,046,627)
          Other current assets                                        (593,107)         (779,876)
          Other assets                                                (419,282)            4,997
          Accounts payable                                          10,870,452         4,491,057
          Accrued and other liabilities                                645,485         1,014,469
                                                                  ------------      ------------

             Net cash used in operating activities                 (14,717,548)      (13,874,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                     (2,692,107)       (7,786,725)
       Proceeds from sale of fixed assets                               39,770
                                                                  ------------      ------------

          Net cash used in investing activities                     (2,652,337)       (7,786,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from debt                                           81,725,969        40,102,000
       Payments on debt                                            (64,761,395)      (19,819,509)
       Purchase treasury stock                                                        (3,807,300)
       Proceeds from exercise of stock options including
       related income tax effect                                                           9,000
                                                                  ------------      ------------

          Net cash provided by financing activities                 16,964,574        16,484,191
                                                                  ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (405,311)       (5,177,165)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                  2,330,324         7,232,876
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                        1,925,013      $  2,055,711
                                                                  ============      ============

     See notes to the unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations and cash flows for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the expected results for the whole year. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for year ended December 31, 1999.

2.       INVENTORIES

         Inventories are comprised of the following:

                                                         September 30, 2000   December 31, 1999
                                                         ------------------   -----------------
           Raw materials                                    $ 6,794,388          $ 4,133,520
           Work-In-Process                                    2,202,892            2,128,738
           Warehoused finished goods                         30,037,034           24,110,469
           Factory outlet finished goods                      3,468,476            2,645,340
           Reserve for obsolescence or lower of cost
              or market                                        (340,553)            (445,000)
                                                            -----------          -----------

           Total                                            $42,162,237          $32,573,067
                                                            ===========          ===========

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and paid or (received) for Federal, state and local income taxes was as follows:

                                                Nine Months Ended
                                                  September 30,
                                              2000             1999
                                              ----             ----
         Interest                          $ 2,386,016      $1,623,096
                                           ===========      ==========

           Federal, state and local
               income taxes - net          $(2,020,726)     $   70,344
                                           ===========      ==========

         Accounts payable at September 30, 2000 and December 31, 1999 included a total of $253,468 and $189,659, respectively, relating to the purchase of fixed assets.

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

         A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                                2000         1999               2000          1999
                                                ----         ----               ----          ----
         Basic-Weighted average
             shares outstanding               4,489,215    4,554,317          4,489,215     4,765,509

         Diluted securities:
             Stock options                          706       39,358                  0        20,927
                                              ---------    ---------          ---------     ---------
         Diluted-weighted
         average shares outstanding           4,489,921    4,593,675          4,489,215     4,786,436
                                              =========    =========          =========     =========

5.       ACCOUNTING STANDARDS

         The Securities and Exchange Commission published Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," SAB 101A and SAB 101B in December 1999, March 2000, and June 2000, respectively. These bulletins summarize certain aspects of the Commission's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The bulletins are effective no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management has not yet completed its analysis of these bulletins and their impact on the Company's financial statements and disclosures.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have appointed a team to implement SFAS 133 for the Company. This team has been implementing an SFAS 133 compliant risk management information system, educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other

         SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

6.       DEBT AGREEMENT

         On September 18, 2000, the Company entered into a three year loan and security agreement with GMAC Business Credit, LLC extending its revolving line of credit based on the collateral value of its accounts receivable and inventory to a maximum of $50,000,000. The interest rate is one-quarter percent (0.25%) per annum in excess of the prime rate. The agreement expires September 17, 2003.

         Any amounts borrowed under the agreement are secured by accounts receivable, inventory, equipment, and intangible assets of the Company and its domestic subsidiary (Lifestyle Footwear, Inc.). Additional security includes 65% of capital stock of the Company's foreign subsidiary (Five Star Enterprises, Inc.) and 100% of the capital stock of the Company's domestic subsidiary.

         As of September 30, 2000, the Company is in compliance with the loan covenants which include financial covenants relating to EBITDA (earnings before interest, taxes, and depreciation), net worth and fixed charge coverage.

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

                                      PERCENTAGE OF NET SALES

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                    2000          1999          2000          1999
                                                    ----          ----          ----          ----
                Net Sales                          100.0%        100.0%        100.0%        100.0%
                Cost of Goods Sold                  77.0%         74.5%         77.2%         74.9%
                                                   -----         -----         -----         -----
                Gross Margin                        23.0%         25.5%         22.8%         25.1%
                Selling, General and
                    Administrative Expenses         15.3%         15.7%         20.1%         18.7%
                                                   -----         -----         -----         -----
                Income from Operations               7.7%          9.8%          2.7%          6.4%
                                                   =====         =====         =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales

         Net sales for the quarter ended September 30, 2000, increased $2,535,495, or 7.4% to $36,994,402 from $34,458,907 for the same period a year ago. Net sales increased as the result of sales of the Company's recently introduced Wild WolfTM by Rocky line of opening price point footwear ($59-$79 at retail) and increased shipments of outdoor and rubber footwear. This increase was partially offset by reduced shipments of casual footwear, on which the Company reduced its emphasis during third quarter 2000, and military boots that were produced for a specific customer last year. Prices were approximately 2% higher for the three months ended September 30, 2000 than during the comparable period of the prior year.

Gross Margin

         Gross margin for the quarter ended September 30, 2000 decreased $275,705 to $8,508,498 from $8,784,203 for the same period a year ago. As a percent of net sales, gross margin was 23.0% in third quarter 2000 versus 25.5% for the same period in 1999. During the first half of 2000, the Company consolidated its Puerto Rican manufacturing operations into a single plant with greater capacity than its two former facilities. The related moving and start up expenses resulted in lower absorption of manufacturing overhead which was a substantial factor in the decrease in gross margin.

         The Company continued to shift manufacturing to its plants in Puerto Rico and the Dominican Republic for third quarter 2000 versus last year. This shift resulted in temporary production inefficiencies. Gross margin is expected to benefit from these initiatives as the Company realizes additional benefits from the manufacturing changes through lower cost production in the Company's Caribbean factories combined with increased production of sourced products.

Selling, General and Administrative Expenses

         Selling, general, and administrative expenses (SG&A) were $5,658,184 for the three months ended September 30, 2000, or $263,948 higher than the same period last year. Higher depreciation, as well as salaries, fringe benefits, and travel for the casual footwear sales force, represented most of the increase over third quarter 1999. The Company reduced its emphasis on casual footwear before the end of third quarter 2000. Selling expenses will be more variable in the future due to the elimination of the casual sales force. Due to higher third quarter 2000 sales, SG&A declined to 15.3% of net sales from 15.7% in 1999. Specific plans have been implemented during 2000 to reduce SG&A as a percentage of net sales versus a year ago. Factors contributing to this reduction include, but are not limited to, improved efficiencies in the operation of the new distribution center and realignment of the sales force with increased emphasis on the Company's core product lines.

Interest Expense

         Interest expense for the quarter ended September 30, 2000 increased $397,291 or 49.6%, to $1,197,902 versus $800,611 for the same period a year ago. The increase is a result of rising interest rates, increased borrowings under the Company's line of credit and the completion of mortgage financing for the Company's new distribution center, warehouse, and corporate office building.

Income Taxes

         Income taxes decreased $240,366, or 31.0%, to $535,500 for the three months ended September 30, 2000, versus $775,866 for the same period a year ago. The Company's effective tax rate decreased slightly to 29.8% for second quarter 2000 from 30.0% in 1999. The decrease in the Company's effective tax rate is due to more income earned in tax jurisdictions with lower effective tax rates than in prior periods.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales

         Net sales for the nine months ended September 30, 2000 increased $3,472,905 or 4.9% to

         $74,754,970 versus $71,282,065 for the same period a year ago. Net sales increased as the result of sales of the Company's recently introduced Wild WolfTM by Rocky line of opening price point footwear and increased shipments of outdoor, rubber, and occupational footwear. This increase was partially offset by reduced shipments of casual and military footwear. Prices were approximately 2% higher for the first nine months of 2000 than during the comparable period of the prior year.

Gross Margin

         Gross margin for the nine months ended September 30, 2000 decreased $897,953, to $17,028,342 versus $17,926,295 for the same period a year ago. As a percent of net sales, gross margin was 22.8% for the first nine months of 2000 versus 25.1% for the same period a year ago. During the first half of 2000, the Company consolidated its Puerto Rican manufacturing operations into a single plant with greater capacity than the two previous facilities. The related moving and start-up expenses resulted in lower absorption of manufacturing overhead, which was a substantial factor in the decrease in gross margin. It is anticipated that gross margin will improve as the Company realizes benefits from lower cost production in the Company's Caribbean factories, increased sourcing and improved inventory management compared with last year.

Selling, General and Administrative Expenses

         Selling, general, and administrative expenses (SG&A) for the nine months ended September 30, 2000 were $15,037,646 compared with $13,344,182 for the same period a year ago. As a percent of net sales, SG&A was 20.1% in the first nine months of 2000 versus 18.7% for the same period in 1999. The increase was primarily the result of higher salaries, fringes, and related expenses for sales persons added following first quarter 1999, tradeshow expenses, and costs associated with developing the Company's key footwear categories. There was also additional depreciation for the Company's new finished goods distribution center, which was completed in December 1999. The Company has been implementing plans during the year to control and reduce SG&A expenses. Most of the benefits thus far were realized in lower administrative expenses.

Interest Expense

         Interest expense for the nine months ended September 30, 2000 increased $478,332 or 25.8% to $2,329,623 versus $1,851,291 for the same period a year ago. The increase is a result of rising interest rates, increased borrowings under the Company's line of credit and the completion of mortgage financing for the Company's new distribution center, warehouse, and corporate office building.

Income Taxes

         Income tax benefit increased for the nine months ended September 30, 2000 to $3,500 compared to an income tax expense of $893,015 for 1999. The Company's effective tax benefit rate of 27.3% for the first three quarters of 2000 compares with an effective tax rate of 29.9% for the same period last year. The income tax benefit for the nine months of 2000 is primarily generated from the Company's domestic operations.

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

         At September 30, 2000, the Company had working capital of $61,948,589 versus $48,467,902, at December 31, 1999. On September 18, 2000 the Company completed a revolving line of credit agreement with maximum borrowing limits of $50,000,000 subject to certain levels of accounts receivable and inventory, which is $8,000,000 higher than the previous agreement. It expires September 18, 2003. As of September 30, 2000, the Company had borrowed $43,848,062 against its available line of credit of $45,191,700.

         The Company reacquired and retired 619,900 common shares for $3,807,300 under its share repurchase program during the nine month period ended September 30, 1999.

         Early in 2000, the Company completed mortgage financing with GE Capital for three of its facilities totaling $6,300,000, with monthly payments of $63,100 to 2014. The proceeds were used to reduce borrowings under the revolving line of credit facility.

         The Company's cash flow used in operations increased to $14,717,548 in first nine months of 2000 from $13,874,631 for the same period in the prior year. The primary factors affecting cash used in operations for the first nine months of 2000 and 1999 were increases in accounts receivable and inventories, which were partially offset by increases in accounts payable and accrued expenses. All of these balance sheet fluctuations are normal and reflect the seasonal nature of the Company's business.

         Inventory was 16% lower at $42,162,237 on September 30, 2000 versus $48,156,638 as of the same date last year. Controlled production schedules during the past year combined with improved inventory management contributed to the favorable comparison. The total number of pairs of footwear in inventory was below a year ago for both manufactured and sourced products. The Company is building its inventory of occupational footwear and certain rugged outdoor boots to support increased demand.

         The Company's centralized finished goods distribution center, which became fully operational in January 2000, is an integral part of the improved inventory management compared to third quarter 1999. The current level of inventory reflects production activities consistent with the anticipated needs to satisfy orders currently received and normal reorders through the remainder of the 2000 Fall and Winter selling season.

         The principal use of cash flows in investing activities for the first nine months of both 2000 and 1999 has been for investment in property, plant, and equipment. In the first nine months of 2000 these expenditures were $2,652,337 or $5,134,388 below expenditures for the same period in 1999. This reduction resulted from completion of the Company's new distribution center in December 1999.

         The Company's cash flows from financing activities reflect the net increase or decrease in borrowings under its revolving credit facility and new long-term mortgage facility to finance working capital requirements and other operating capital expenditures. In addition, during the first nine months of 1999, the Company acquired treasury stock in the amount of $3,807,300.

         Capital expenditures for 2000 are expected to be approximately $3,200,000 for machinery and equipment to support increased production as well as lasts, dies, and patterns for new footwear styles. This amount is in response to the initial customer demand for Wild Wolf(TM) by Rocky, a new line of footwear the Company introduced this year. The Company believes it will be able to finance increased amounts and meet operating expenditure requirements in 2000 through available cash on hand, operating cash flows and borrowings under its line of credit.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

         This report contains forward-looking statements within the meaning of
         Section 21E of the Securities Exchange Act of 1934, as amended, and
         Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, and include statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's future gross margins (paragraphs 4 and 9), reduction in SG&A (paragraph
         5), inventory management (paragraph 18), and ability to finance its operations (paragraph 22). Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward looking statements in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K.

                           Form 8-K, filed September 20, 2000, announcing the Company's $50,000,000 credit facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ROCKY SHOES & BOOTS, INC.

Date: November 13, 2000         By:  /s/ David Fraedrich
                                     -------------------
                                     David Fraedrich, Executive Vice President,
                                     Treasurer and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

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