Form 10-K
period 2000-12-31
ROCKY SHOES & BOOTS INC
filed 2001-04-02
CIK 895456

                                    FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

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

           Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $18,069,310 on March 16, 2001.

           There were 4,489,215 shares of the Registrant's Common Stock outstanding on March 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

                                     PART I

ITEM 1.    BUSINESS.

           Rocky Shoes & Boots, Inc. has two subsidiaries: Five Star Enterprises Ltd. ("Five Star"), a Cayman Islands corporation, which operates a manufacturing facility in La Vega, Dominican Republic, and Lifestyle Footwear, Inc. ("Lifestyle"), a Delaware corporation, which operates two manufacturing facilities in Moca, Puerto Rico. Unless the context otherwise requires, all references to "Rocky" or the "Company" include Rocky Shoes & Boots, Inc. and its subsidiaries.

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

           Following completion of the Company's initial public offering in 1993, the Company began to convert all of its factories to a modular "Team Pass-Through" manufacturing system. This system substantially increased total manufacturing capacity and operating efficiencies. Most of the Company's footwear is manufactured in the Company's facilities located in Nelsonville, Ohio, the Dominican Republic and Puerto Rico, and the balance of the footwear is sourced from factories in China. The Company purchases raw materials from a number of domestic and foreign sources. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof breathable fabric, CORDURA nylon fabric and soling materials. The Company's footwear is distributed nationwide and in Canada from the Company's finished goods distribution facility located near Logan, Ohio. The Company stores finished goods in this facility until they are used to fill an order. If the product ordered is in inventory, it can be shipped to customers within two days of the order.

           In the past, the Company has benefited from a relatively low effective tax rate. The Company receives favorable tax treatment on income earned by its subsidiary in Puerto Rico and benefits from local tax abatements available to such subsidiary. Beginning in the fourth quarter of Fiscal 1996, the Company elected to repatriate future earnings of its subsidiary in the Dominican Republic. The repatriation of earnings from its subsidiary in the Dominican Republic is subject to U.S. federal income tax, but is exempt from state and local taxation. In 1999, the Company elected not to repatriate all 1999 and future earnings of its subsidiary in the Dominican Republic. Consequently, no income taxes are provided on these cumulative earnings of approximately $5,109,000.

ROCKY(R) is a federally registered trademark of Rocky Shoes & Boots, Inc. This report also refers to trademarks of corporations other than the Company. See "Business - Patents, Trademarks and Trade Names."

STRATEGY

           The Company's objective is to increase sales within its core product categories and to also leverage the ROCKY brand into new markets. This strategy is pursued with products that emphasize the reputation of the Company's footwear for performance, innovation, quality, comfort and durability. Key elements of the Company's strategy are as follows:

           Maintain Performance, Innovation and Quality. Performance, innovation and quality are hallmarks of the ROCKY brand. The Company believes it has developed a competitive advantage through its ability to produce high quality performance footwear incorporating premium materials such as GORE-TEX waterproof breathable fabric. The Company continually strives to develop innovative products in each of its footwear market segments. In Fiscal 2000, the Company introduced an extensive line of scent suppressant footwear featuring the ROCKY(R) Scent Control System(TM) as well as ROCKY(R) TMC Series of occupational shoes. The Company stresses quality control at every stage of its manufacturing process. Each manufacturing facility is staffed with trained quality assurance personnel, and a portion of manufacturing employees' compensation is based on the level of product quality of their work groups.

           Increase Awareness of the ROCKY Brand. The Company believes that its long-term reputation for performance, innovation and quality has increased awareness of the ROCKY brand. To increase the brand's strength, the Company has reformulated its advertising strategy by shifting the focus from the retail trade directly to the consumer. A key component of this new strategy includes advertising through cost-effective cable broadcasts to audiences which share the demographic profile of the Company's typical customers. Similarly, the Company has shifted its national print advertising campaign to more consumer-oriented publications. Management believes that by directly targeting the consumer it can convey a broader and more consistent image of ROCKY, thereby increasing demand for its products at higher retail prices.

           Leverage the ROCKY Brand. The Company believes the ROCKY brand has become a recognizable and established name for performance quality-conscious consumers in the rugged outdoor and occupational segments of the men's footwear market. The Company intends to continue leveraging ROCKY with a major emphasis on broadening its share of the occupational shoe market, especially steel toe work shoes. Additionally, the Company licenses ROCKY for use on certain complementary products, such as socks, hats and accessories in an effort to increase brand recognition.

           Utilize Exclusive Rocky-Focused Sales Force. The Company has historically sold its footwear through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. Late in 1995, the Company began replacing its manufacturers' representatives with exclusive sales representatives who sell only ROCKY brand products. This was implemented in an effort to ensure full representation of its complete product line and consistent support of its customers. At December 31, 2000, all of the Company's sales representatives were working exclusively for the Company.

           Capitalize on Manufacturing Process. The Company manufactures its products under a twin-plant concept by producing its labor intensive "upper portion" in its lower wage rate plants in the Dominican Republic and Puerto Rico and completing its footwear in any of its three plants, depending on the type of construction. Those styles most technologically advanced are finished in Nelsonville, Ohio where it uses state-of-the-art bottoming techniques. In early 1999, the Company began to manufacture opening price point hunting boots in the Dominican Republic, at which time the Company moved a substantial portion of its bottoming operation from its Nelsonville, Ohio facility to Puerto Rico and the Dominican Republic. During the second half of 2000, employment in its Nelsonville, Ohio manufacturing facility declined by 78 positions to 69 positions by December 31, 2000. The Company utilizes a modular "Team Pass-Through" manufacturing system in each of its manufacturing facilities. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach which requires each person to perform a single repetitive task. This system increases the number of pairs of footwear produced per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves production yields. In addition, the Company believes its manufacturing process allows a quick response to changes in product demand and consumer preferences.

           Expand Product Sourcing. The Company's sourced products represented approximately 36% of net sales in 2000. The Company sources products which are manufactured to its specifications from independent manufacturers in the Far East. This enables the Company to offer product for sale at price points that cannot generally be achieved with products manufactured in its own plants.

           The Company can achieve higher initial gross margin on sourced footwear than is attainable on footwear manufactured in its own factories. The Company employs a full-time quality assurance staff to inspect each shipment sourced in the Far East. All of the Company's sourced products are designed by the Company's design and engineering team. All product sourcing is planned and implemented under the direction and supervision of the Company's Director of Sourcing.

PRODUCT LINES

           The Company's product lines consist of rugged outdoor, occupational and casual footwear. ROCKY brand products emphasize quality, patented materials, such as GORE-TEX waterproof breathable fabric, CORDURA nylon fabric, CAMBRELLE cushioned lining and THINSULATE thermal insulation. The following table summarizes the Company's product lines:

                                             RUGGED OUTDOOR                  OCCUPATIONAL                       CASUAL
                                             --------------                  ------------                       ------

TARGET MARKET........................   Hunters and outdoorsmen          Law enforcement and            Retail customers of
                                                                         military personnel,            premium casual wear
                                                                         security guards, postal
                                                                         workers, paramedics,
                                                                         industrial workers and
                                                                         construction workers

SUGGESTED RETAIL
PRICE RANGE..........................    $59 - 259                       $69 - $179                     $69 - $189

DISTRIBUTION CHANNELS................   Sporting goods stores,           Retail uniform stores,         Independent retail stores,
                                        outdoor specialty stores,        mail order catalogs,           sporting goods stores,
                                        mail order catalogs,             specialty safety stores        mail order catalogs and
                                        independent retail stores and                                   sporting goods stores
                                        mass merchandisers

COMPANY'S LEADING                       BEAR CLAW, BEAR CLAW II,         ELIMINATOR, ROCKY 911          ROCKY ROCKERS and
BRAND NAMES..........................   JASPER, PRO HUNTER, and          SERIES, ALPHA FORCE            GORE TEX HANDSEWN
                                        WILD WOLF(R) by Rocky(R)         WORKSMART, and WORKMAX         FOOTWEAR

           Rugged Outdoor Footwear. Rugged outdoor footwear is the Company's largest product line, representing $61.8 million, or 60.4%, of Fiscal 2000 net sales. The Company's rugged outdoor footwear consists of all season sport/hunting boots that are typically waterproof and insulated and a line of rubber footwear. Rubber footwear was introduced by the Company in 1998 and consists of patterned and non-patterned camouflage knee boots, chest and hip waders and insulated cold weather pack boots. These products are designed to keep outdoorsmen comfortable in extreme conditions. Most of the Company's rugged outdoor footwear have outsoles which are designed to provide excellent cushioning and traction. Although Rocky's rugged outdoor footwear is regularly updated to incorporate new camouflage patterns, the Company believes its products in this category are relatively insensitive to changing fashion trends.

           Occupational Footwear. Occupational footwear, the Company's second largest product line, represented $28.0 million, or 27.3%, of Fiscal 2000 net sales. All occupational footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable and are typically worn by people who are required to spend a majority of their time at work on their feet. Several of the Company's occupational footwear products are similar in design to certain of the Company's rugged outdoor footwear styles, except the Company's occupational footwear is primarily black in color and features innersole support systems. This product category includes work/steel toe footwear designed for industrial, construction and manufacturing workers who demand leather work boots that are durable, flexible and comfortable. The Company increased its emphasis of work steel toe footwear in 2000.

           Casual Footwear. Sales of the Company's casual footwear were $6.2 million in Fiscal 2000, accounting for 6.0% of net sales. The Company's casual products target the upscale segment of the market and include well-styled, comfortable leather shoes of a variety of constructions, including traditional handsewn. Most of the Company's footwear in this segment is waterproof and highly functional for outdoor activity. The Company reduced its emphasis on the Casual Footwear segment in 2000. While continuing to offer high performance rugged casual footwear, the emphasis is on marketing this line through the traditional dealer base.

           Factory outlet stores. The Company operates factory outlet stores in Nelsonville, Ohio and Westpoint, Mississippi. Products principally include factory damaged goods and close-outs from the Company and Rocky licensed products. In addition, related products from other manufacturers are sold in the stores. For 2000, net sales for factory outlet stores were $5.9 million, or 5.7% of the Company's total net sales.

           Other. The Company manufactures and/or markets a variety of accessories, including GORE-TEX waterproof oversocks, GORE-TEX waterproof booties, innersole support systems, foot warmers, laces and foot powder. GORE-TEX waterproof oversocks are sold under the ROCKY brand and as private label products. Sales of other products were $0.6 million in Fiscal 2000.

           Net Sales Composition. The following table indicates the percentage of net sales derived from each major product line and the factory outlet store for the periods indicated. Historical percentages may not be indicative of the Company's future product mix.

                                        FISCAL          FISCAL       FISCAL
                                         2000            1999         1998
                                         ----            ----         ----

Rugged outdoor ......................    60.4%           52.0%         53.7%
Occupational ........................    27.3            30.5          26.9
Casual ..............................     6.0             9.1           9.1
Factory outlet stores................     5.7             5.3           5.5
Other................................     0.6             3.1           4.8
                                     --------        --------      --------
                                        100.0%          100.0%        100.0%
                                     ========        ========      ========

PRODUCT DESIGN AND DEVELOPMENT

           Product design and development are initiated both internally by the Company's development staff and externally by customers and suppliers. The Company's product development personnel, marketing personnel and sales representatives work closely together to identify opportunities for new styles, camouflage patterns, design improvements and the incorporation of new materials. These opportunities are reported to the Company's development staff which oversees the development and testing of the new footwear. The Company strives to develop products which respond to the changing needs and tastes of consumers under time constraints imposed by the market. As part of the design process, the Company maintains a computer aided design system, which significantly shortens the development period for new footwear styles.


SALES, MARKETING AND ADVERTISING

           The Company has developed comprehensive marketing and advertising programs to gain national exposure and create brand awareness for the ROCKY brand products in targeted markets. By creating strong brand awareness, the Company seeks to increase the general level of retail demand for its products, expand the customer base and increase brand loyalty. The Company's footwear is sold by more than 3,000 retail and mail order companies in the United States and Canada. The Company's largest customers include: Bass Pro Shops, Inc., Cabela's, Inc., Dick's Clothing and Sporting Goods, Gander

Mountain, and Wal-Mart for rugged outdoor footwear; Fecheimer Brothers Uniforms, Inc., Galls, Inc. and R & R Uniforms, Inc. for occupational footwear. No single customer accounted for more than 10% of the Company's revenues in Fiscal 2000.

           The Company's sales and marketing personnel are responsible for developing and implementing all aspects of advertising and promotion of the Company's products. In addition, the Company maintains a network of 51 exclusive sales representatives and manufacturers' representatives, operating in 30 geographic territories, who sell the Company's products throughout the United States and in Canada. The Company has historically sold its products through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. Currently, 100% of the Company's sales force is comprised of exclusive sales representatives. The Company also changed its sales and manufacturing representatives compensation program by setting performance goals based on sales growth, development of new accounts and increased penetration of existing accounts with new products. The Company's exclusive sales representatives are paid on a commission basis and are responsible for sales, service and follow-up.

           The Company advertises and promotes the ROCKY brand through a variety of methods, including product packaging, national print and television advertising and a telemarketing operation. In addition, the Company attends numerous tradeshows, which have historically been an important source of new orders, and also works to establish the ROCKY brand within the trade industry. The Company's marketing personnel have developed a product list, product catalog and dealer support system which includes attractive point-of-sale displays and co-op advertising programs.

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

MANUFACTURING AND SOURCING

           The Company manufactures its products under a twin-plant concept by producing the labor intensive "upper portions" in its lower wage rate plants in the Dominican Republic and Puerto Rico, followed by completion of the bottoming process at any of the Company's three facilities. The most technologically advanced styles are completed in Nelsonville, Ohio where it uses state-of-the-art bottoming techniques. In early 1999, the Company began to manufacture opening price point hunting boots in the Dominican Republic. The Company moved a substantial portion of its production to Puerto Rico and the Dominican Republic. During 2000 the Company reduced employment in its Nelsonville, Ohio manufacturing facility. By December 31, 2000, 78 manufacturing positions had been eliminated, leaving 69 manufacturing employees engaged in the most technologically advanced bottoming operations employed by the Company. The Company utilizes a modular "Team Pass-Through" manufacturing system in each of its manufacturing facilities. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach, which requires each person to perform a single repetitive task. This system increases the production per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves production yields. In addition, the Company believes that its manufacturing process allows it to respond quickly to changes in product demand and consumer preferences.

           Quality control is stressed at every stage of the manufacturing process and is monitored by trained quality assurance personnel at each of the Company's manufacturing facilities. Every pair of ROCKY footwear, or its component parts, produced at the Company's facilities is inspected at least five times during the manufacturing process with some styles inspected up to nine times. Every GORE-TEX waterproof fabric bootie liner is individually tested by filling it with compressed air and submerging it in water to verify that it is waterproof. Quality control personnel at the finished goods distribution facility located near Logan, Ohio conduct quality control testing on incoming sourced finished goods and raw materials and inspect random samples from the finished goods inventory from each of the Company's manufacturing facilities to ensure that all items meet the Company's high quality standards. A portion of the manufacturing employees' compensation is based on the level of product quality of their work groups.

           The majority of the Company's footwear is produced in its own facilities in Nelsonville, Ohio, the Dominican Republic and Puerto Rico. The Company sources some footwear from manufacturers in the Far East, primarily China, which in fiscal 2000 accounted for approximately 36% of net sales. During late 1998, the Company entered into a joint venture with a factory in China to develop GORE-TEX footwear products. Pursuant to the joint venture, the Company supplied the technology and know-how to the factory to become W. L. Gore certified. The Company believes this supplier improved sourced product quality. A greater portion of the Company's products may be sourced in the future since the Company can achieve higher initial gross margins on sourced footwear. The Company sources products to reach price points that it cannot obtain with products manufactured in its own facilities. The Company will source products from outside facilities only if the Company believes that these facilities will maintain the high quality that has become associated with ROCKY brand footwear. All product sourcing is planned and implemented under the direction and supervision of the Company's Director of Sourcing.

           As part of the Company's quality control process, the Company uses employees in its China office to visit foreign factories to conduct quality control reviews of raw materials, work in process inventory, and finished goods. In addition, upon arrival at the Company's Ohio distribution center, another inspection of sourced footwear is conducted by the Director of Quality Control. The Company does not use hedging instruments with respect to foreign sourced products.

           Compliance with federal, state and local regulations with respect to the environment has not had any material effect on the earnings, manufacturing process, capital expenditures or competitive position of the Company. Compliance with such laws or changes therein could have a negative impact in the future.

SUPPLIERS

           The Company purchases raw materials from a number of domestic and foreign sources. The Company does not have any long-term supply contracts for the purchase of its raw materials, except for limited blanket orders on leather to protect wholesale selling prices for an extended period of time. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof breathable fabric, CORDURA nylon fabric and soling materials. The Company believes that these materials will continue to be available from its current suppliers, and, with the exception of GORE-TEX waterproof breathable fabric, there are acceptable present alternatives to these suppliers and materials.

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

           All of the Company's GORE-TEX fabric footwear is guaranteed to be waterproof for one year from the date of purchase. When a customer claims that a product is not waterproof, the product is returned to the Nelsonville, Ohio manufacturing facility for further testing. If the product fails this testing process, it is either replaced or credit is given, at the customer's discretion. The Company believes that the claims associated with this guarantee have been consistent with guarantee claims in the footwear industry.

SEASONALITY AND WEATHER

           The Company has historically experienced significant seasonal fluctuations in the sale of rugged outdoor footwear. A majority of orders are placed in January through April for delivery in July through October. In order to meet demand, the Company must manufacture rugged outdoor footwear year round to be in a position to ship advance orders during the last two quarters of each calendar year. Accordingly, average inventory levels have been highest during the second and third quarters of each calendar year and sales have been highest in the last two quarters of each calendar year. Because of seasonal fluctuations, there can be no assurance that the results for any particular interim period will be indicative of results for the full year or for future interim periods.

           Many of the Company's products, particularly its rugged outdoor footwear line, are used by consumers in cold or wet weather. Mild or dry weather conditions can have a material adverse effect on sales of the Company's products, particularly if they occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future quarter or year.

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

BACKLOG

           At December 31, 2000 and December 31, 1999, backlog was $6.7 and $7.7 million, respectively. Because a majority of the Company's orders are placed in January through April for delivery in July through October, the Company's backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on the Company's backlog and, therefore, the Company's backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by customers prior to shipment without penalty.

PATENTS, TRADEMARKS AND TRADE NAMES

           The Company owns numerous United States patents for shoe upper and shoe sole designs. The Company is not aware of any infringement of its patents or that it is infringing any patents owned by third parties.

           The Company owns United States federal registrations for its marks ROCKY(R), ROCKY BOOTS(R) (which claims a ram's head Design as part of the mark), ROCKY BOOTS and Design(R) (which claims a ram's head Design as part of the mark), BEAR CLAW(R), CORNSTALKERS(R), COME WALK WITH U.S. and Design(R), TAC-TEAM and Design(R), ROCKY 911 SERIES and Design(R), SNOW STALKER(R), 4 WAY STOP and Design(R), ROCKY and Design(R) for cigars, ROCKY SHOES & BOOTS INC. SINCE 1932 and Design(R) plus a detailed full ram Design, and STALKERS(R). Additional mark variations for ROCKY BOOTS(R) and Design (which claims a ram's head Design as part of the mark), AQUAGUARD(TM), FORMZ(TM), SILENTHUNTER(TM), PROHIKER(TM), ROCKY ELIMINATOR(TM), PROHUNTER(TM), LONGBEARD(TM), RAMDRYTM, and FIRSTMEDTM are the subject of pending United States federal applications for registration. In addition, the Company uses and has common law rights in the marks ROCKY(R) MOUNTAIN STALKERS(R), and other ROCKY(R) marks. During 1994, the Company began to increase distribution of its goods in several countries, including countries in Western Europe, Canada and Japan. The Company has applied for trademark registration of its ROCKY(R) mark in a number of foreign countries.

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

COMPETITION

           The Company operates in a very competitive environment. Product function, design, comfort, quality, technological improvements, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for the Company's footwear. The Company believes that, based on these factors, it competes favorably in its rugged outdoor footwear and occupational footwear market niches. Many of the Company's competitors have greater financial, distribution and marketing resources. The Company has at least five major competitors in each of its markets. All of these competitors have strong brand name recognition in the markets they serve.

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


EMPLOYEES

           At December 31, 2000, the Company had approximately 1,167 full-time employees and 27 part-time employees. Approximately 915 of these full-time employees are in the Dominican Republic and Puerto Rico. The Company has approximately 794 employees engaged in production and the balance in managerial and administrative positions. The production employees at the Nelsonville, Ohio facility are represented by the Union of Needletrades, Industrial and Textile Employees ("UNITE"). The current collective bargaining agreement between the Company and the union was reached in May 2000 and will expire in May 2001. The Company has initiated negotiations concerning its collective bargaining agreement with UNITE. The Company believes the agreement is consistent with other contracts in the footwear industry. Management considers its relations with all of its employees, both union and non-union, to be good.

BUSINESS RISKS

           The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for fiscal 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

           Dependence on Sales Forecasts. The Company's investments in infrastructure and product inventory are based on sales forecasts and are necessarily made in advance of actual sales. The markets in which the Company does business are highly competitive, and the Company's business is affected by a variety of factors, including brand awareness, changing consumer preferences, product innovations, fashion trends, retail market conditions, weather conditions and economic and other factors. One of management's principal challenges is to improve its ability to predict these factors, in order to enable the Company to better match production with demand. In addition, the Company's growth over the years has created the need to increase these investments in infrastructure and product and to enhance the Company's operational systems. To the extent sales forecasts are not achieved, costs associated with infrastructure and carrying cost of product inventory would represent a higher percentage of revenue, which would adversely affect the Company's financial performance.

           Changes in Consumer Demand. Demand for the Company's products, particularly the Company's casual product line and certain styles within its rugged outdoor and occupational product lines, may be adversely affected by changing fashion trends. The future success of the Company will depend upon its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. The Company's failure to adequately anticipate or respond to such changes could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, sales of the Company's products may be negatively affected by weak consumer spending as a result of adverse economic trends or uncertainties regarding the economy. See "Business -- Competition."

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

           Reliance on Suppliers. The Company purchases raw materials from a number of domestic and foreign sources. The Company does not have any long-term supply contracts for the purchase of its raw materials, except for limited blanket orders on leather. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof breathable fabric, CORDURA nylon fabric and soling materials. The Company believes that currently there are acceptable alternatives to these suppliers and materials, with the exception of the GORE-TEX waterproof breathable fabric.

           The Company is currently one of the largest customers of GORE-TEX waterproof fabric for use in footwear. The Company's licensing agreement with W.L. Gore & Associates, Inc. may be terminated by either party upon 90 days written notice. Although other waterproofing techniques and materials are available, the Company places a high value on its GORE-TEX waterproof breathable fabric license because GORE-TEX has high brand name recognition and the GORE-TEX waterproof fabric used in the manufacture of ROCKY footwear has a reputation for quality and proven performance. Even though the Company does not believe that its supply of GORE-TEX waterproof breathable fabric will be interrupted in the future, no assurance can be given in this regard. The Company's loss of its license to use GORE-TEX waterproof breathable fabric could have a material adverse effect on the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Suppliers."

           The Company delivers a majority of shipments to its customers via United Parcel Service. Possible interruptions of United Parcel Service's service in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The Company utilizes other carriers and the U.S. Postal Service to deliver its shipments.

           The Company purchases leather from a number of both domestic and foreign suppliers. Due to the recent outbreak of disease in European cattle the worldwide supply of cowhide has been reduced. This situation could cause an increase in the price of leather later in 2001. The Company believes it has the ability to increase the price of its footwear in response to this situation since all of its competitors purchase from the same suppliers.

           Changing Retailing Trends. A continued shift in the marketplace from traditional independent retailers to large discount mass merchandisers has increased the pressure on many footwear manufacturers to sell products to large discount mass merchandisers at less favorable margins. Because of competition from large discount mass merchandisers, a number of small retailing customers of the Company have gone out of business, and in the future more of these customers may go out of business, which could have a material adverse effect on the Company's business, financial condition and results of operations. Although progressive independent retailers have attempted to improve their competitive position by joining buying groups, stressing personal service and stocking more products that address specific local needs, a continued shift to discount mass merchandisers could have a material adverse effect on the Company's business, financial condition and results of operations. In fiscal 2000, to offer rugged outdoor footwear for sale in another segment of retail, the Company established the Wild Wolf(R) by Rocky(R) brand. This footwear is sold to the mass merchandise channel of distribution at lower retail prices than historically available in Rocky brand product. See "Business -- Sales, Marketing and Advertising."

           Reliance on Key Personnel. The development of the Company's business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman, President and Chief Executive Officer, and David Fraedrich, Executive Vice President and Chief Financial Officer, and David Sharp, Vice President-Sales & Marketing. Each of these executive officers has an at-will employment agreement with the Company. The employment agreements provide that in the event of termination of employment with the Company, the employee will receive a severance benefit and may not compete with the Company for a period of one year. The Company has obtained key man life insurance on Messrs. Brooks and Fraedrich in the amount of $1,146,022 and $1,143,602, respectively. The loss of the services of any of these officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

           Manufacturing. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from expertise the Company has gained with respect to footwear manufacturing methods conducted at its manufacturing facilities. The Company continues to evaluate its manufacturing facilities and independent manufacturing alternatives in order to determine the appropriate size and scope of its manufacturing facilities. There can be no assurance that the costs of products that continue to be manufactured by the Company can remain competitive with sourced products. On March 1, 2000 the Company announced plans to substantially decrease manufacturing at its Nelsonville, Ohio plant during 2000 by moving additional production to its plants in Puerto Rico and the Dominican Republic. The Company completed this move in the fourth quarter of Fiscal 2000 resulting in a reduction of 78 positions. At December 31, 2000 the Company had 69 people engaged in manufacturing in Nelsonville, Ohio.

           Concentration of Stock Ownership; Certain Corporate Governance Measures. The directors, executive officers and principal shareholders of the Company beneficially own approximately 11.7 % of the Company's outstanding Common Stock. As a result, these shareholders are able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. The Company has also adopted certain corporate governance measures which, individually or collectively, could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company even if such events might be deemed by certain shareholders to be beneficial to the interest of the shareholders.

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

           Accounting Standards. Changes in the accounting standards promulgated by the Financial Accounting Standards Board or other authoritative bodies could have an adverse effect on the Company's future reported operating results.

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

ITEM 2.    PROPERTIES.

           The Company owns, subject to a mortgage, executive offices and a factory outlet store which are located in Nelsonville, Ohio in a two-story 25,000 square foot building adjacent to the Company's manufacturing facility. The first floor of this building, which consists of approximately 12,500 square feet, houses the Company's factory outlet store which was opened in late 1994. The second floor houses the Company's executive offices. The Company also owns a 5,000 square foot office building in Nelsonville, Ohio, subject to a mortgage, which is used to house administrative staff.

           The Company owns, subject to a mortgage, a 98,000 square foot distribution warehouse in Nelsonville, Ohio. This facility is currently used to receive and warehouse raw materials and footwear uppers, and houses the footwear returns department.

           The Company leases a 41,000 square foot facility in Nelsonville, Ohio, from the William Brooks Real Estate Company, which is 20% owned by Mike Brooks, President and Chief Executive Officer of the Company. This building is used for manufacturing and houses additional outlet store retail space. The lease expires in April 2003 and is renewable for two five-year terms.

           Lifestyle leases two manufacturing facilities, T-1236-0-87 which contains 44,978 sq. ft. and T-1236-1-82-00 which contains 39,581 sq. ft. in Moca, Puerto Rico. These buildings are leased from the Puerto Rico Industrial Development Company under a net non-cancelable operating lease which expires in 2009.

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

           The Company leases a 3,900 square foot retail outlet store in Westpoint, Mississippi in October of 1998, pursuant to a lease which expires October 30, 2001.

           The Company owns, subject to a mortgage, a finished goods distribution facility near Logan, Ohio. The building contains 192,000 square feet and is situated on 17.9 acres of land. The finished goods distribution facility became fully operational in the first quarter of 2000. The company has an option on an additional four acres of land.

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

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

MARKET INFORMATION

           The Company's Common Stock trades on the Nasdaq National Market under the symbol "RCKY." The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market:

QUARTER ENDED                                           HIGH          LOW
-------------                                           ----          ---

March 31, 1999....................................       6.75         4.75
June 30, 1999.....................................       9.38         4.81
September 30, 1999................................       8.50         5.53
December 31, 1999.................................       8.13         6.63
March 31, 2000....................................       7.53         3.69
June 30, 2000.....................................       6.53         4.88
September 30, 2000................................       5.47         4.63
December 31, 2000.................................       5.38         3.75

           On March 16, 2001, the last reported sales price of the Common Stock on the Nasdaq National Market was $4.56 per share. As of March 16, 2001, there were approximately 172 shareholders of record of the Common Stock.

           The Company presently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors. Presently, the Line of Credit restricts the payment of dividends on the Common Stock. At December 31, 2000, the Company had no retained earnings available for distribution.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except for per share data)

                                                           FIVE YEAR FINANCIAL SUMMARY
                                                           ---------------------------

                                        12/31/00       12/31/99       12/31/98       12/31/97      12/31/96
                                        --------       --------       --------       --------      --------

INCOME STATEMENT DATA

Net sales ........................      $102,451       $ 98,099        $88,699       $95,027       $73,148

Gross margin % of sales ..........          23.3%          15.1%          23.1%         27.1%         24.7%

Net income (loss) ................      $     96       $ (5,130)       $ 2,262       $ 4,761       $ 2,806


BALANCE SHEET DATA

Inventories ......................      $ 32,035       $ 32,573        $47,110       $32,894       $25,390

Total assets .....................        86,051         89,333         96,598        80,955        58,090

Working capital ..................        50,201         48,468         67,468        55,988        30,609
Long-term debt, less current
   maturities ....................        26,445         25,177         26,878        13,407        19,520

Shareholders' equity .............        50,326         50,229         59,635        59,197        26,375


PER SHARE

Net income (loss):

      Basic ......................      $   0.02       $  (1.09)       $  0.42       $  1.16       $  0.77

      Diluted ....................      $   0.02       $  (1.09)       $  0.41       $  1.10       $  0.74


Weighted average number of  common

   shares outstanding:

      Basic ......................         4,489          4,710          5,425         4,088         3,666

      Diluted ....................         4,493          4,710          5,527         4,330         3,776

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           References to Fiscal 2000, 1999 and 1998 are to Fiscal years of the Company ended December 31 of the respective year.

                             PERCENTAGE OF NET SALES

                                                                 2000         1999         1998
                                                                 ----         ----         ----

Net sales.................................................       100.0%      100.0%        100.0%
Costs of goods sold.......................................        76.7        84.9          76.9
                                                               -------     -------        ------
Gross margin..............................................        23.3        15.1          23.1
Selling, general and administrative expenses..............        20.2        20.4          19.4
                                                               -------     -------        ------
Income (Loss) from operations.............................         3.1%       (5.3%)         3.7%
                                                               =======     =======        ======

FISCAL 2000 COMPARED TO FISCAL 1999

NET SALES

           Net sales rose 4.4% to $102,451,376 for Fiscal 2000 compared with $98,099,184 for Fiscal 1999. This increase was due to higher sales in the rugged outdoor category, especially Wild Wolf(R) by Rocky(R) footwear, initial shipments of which were made during third quarter 2000. This new line increases the availability of ROCKY branded footwear in an additional segment of the rugged outdoor category. Occupational sales for Fiscal 2000 were $1.9 million below the prior year. This is primarily due to more sales of footwear at lower price points than during the prior year. The Company reduced its emphasis on casual footwear sales during the second half of Fiscal 2000. As a result, these net sales were $2.6 million below the prior year. Average list prices for the Company's product were approximately 2% higher in Fiscal 2000 than in 1999.

GROSS MARGIN

           Gross margin increased $8,991,868, or 60.6%, to $23,834,284 in Fiscal 2000 versus $14,842,416 in 1999. As a percentage of net sales, gross margin improved to 23.3% in Fiscal 2000 from 15.1% in 1999. This gross margin improvement is attributable to changing product mix, a significant shift in production during Fiscal 2000 to the Company's lower wage rate factories in the Caribbean, and an inventory reduction program implemented during fourth quarter 1999. The Company is committed to increasing gross margin through improved operating efficiencies in its own factories and higher production levels of ROCKY branded sourced footwear. Net sales of sourced footwear grew to 36% of net sales in Fiscal 2000 from 26% last year.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

           Selling, general & administrative ("SG&A") expenses increased $628,790, or 3.1%, to $20,649,147 in Fiscal 2000 compared to $20,020,357 in
1999. As a percentage of net sales, SG&A declined slightly to 20.2% from 20.4% in Fiscal 1999. SG&A compared to the prior year included increased commissions from the higher net sales and costs associated with the finished goods distribution center, which began operations in first quarter 2000. During the fourth quarter of Fiscal 2000 the Company reorganized the sales force, reduced its emphasis on casual footwear, and achieved productivity improvements in the finished goods distribution facility. The Company believes that these actions will have a positive effect on operations in Fiscal 2001. In addition, an ongoing cost reduction program will continue to be implemented throughout the Company.

INTEREST EXPENSE

           Interest expense rose $938,706, or 38.9%, to $3,354,388 for Fiscal 2000 from $2,415,682 in Fiscal 1999, principally due to higher rates of interest that prevailed during Fiscal 2000 compared to the prior year. On September 18, 2000 the Company entered into a revolving line of credit agreement with another lender, which also includes a higher borrowing limit, subject to certain levels of collateralized assets of the Company.

OTHER INCOME

           Other income-net increased $212,970 to $449,257 in Fiscal 2000 compared to $236,287 in Fiscal 1999. The higher level of other income-net is primarily due to increased licensing income.

INCOME TAXES

           The Company recognized income tax expense of $183,464 for Fiscal 2000 compared with an income tax benefit of $2,227,579 for Fiscal 1999. The current year expense resulted from income generated in Rocky Shoes & Boots, Inc. and the Dominican Republic offset by losses in the Company's Puerto Rican subsidiary. The Company's effective tax rate of 65.5% reflects permanent differences, prior year rate reconcilement adjustments and favorable tax treatment in Puerto Rico and the Dominican Republic. Effective in 2000, the Company intends to reinvest accumulated undistributed earnings of Five Star, which amounted to $5,109,000 as of December 2000, in the Dominican Republic. As a result of this decision, no taxes were provided on the 2000 earnings of the Company's Dominican Republic subsidiary.


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

INCOME TAXES

           The Company recognized an income tax benefit of $2,227,579 for Fiscal 1999 compared with income tax expense of $426 for Fiscal 1998. The current year benefit resulted from losses generated in Rocky Shoes & Boots, Inc., offset by income earned in the Dominican Republic and losses in the Company's Puerto Rican subsidiary. The primary components of the income tax benefit were a net operating loss carry back of $1,671,000 and a net operating loss carry forward of $1,794,000 which was offset by a $822,000 reduction of the uniform capitalization costs as a result of reduced inventory levels. The Company's effective tax benefit rate of 31.1% reflects favorable tax treatment in Puerto Rico and the Dominican Republic. Effective in 1999, the Company intends to reinvest accumulated undistributed earnings of Five Star, which amounted to $5,109,000 as of December 1999, in the Dominican Republic. As a result of this decision, no taxes were provided on the 1999 earnings of the Company's Dominican Republic subsidiary. In addition, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company will be capped beginning in 2002 and terminate in 2006. The Company receives abatements on its Commonwealth and municipal taxes on its subsidiary in Puerto Rico.

LIQUIDITY AND CAPITAL RESOURCES

           The Company principally funds its working capital requirements and capital expenditures through net income, borrowings under its credit facility and other indebtedness. During Fiscal 2000 the Company principally relied upon borrowings under its revolving credit facility. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. The Company had working capital of $50,200,965 and $48,467,902 at December 31, 2000 and 1999,
respectively.

           Inventory was $32.0 million at December 31, 2000 or 1.7% lower than on the same date of the prior year. Factors that contributed to this decline included an inventory management program and full operation of the finished goods distribution facility since first quarter 2000. The Company believes its inventory levels at December 31, 2000 are in line with anticipated Fiscal 2001 sales in each footwear category.

           The Company also requires capital to support additions to machinery, equipment and facilities as well as the introduction of new footwear styles. Capital expenditures for Fiscal 2000 were $3.1 million compared to $9.7 million the prior year. Capital expenditures are anticipated to be lower in Fiscal 2001 compared to Fiscal 2000.

           On September 18, 2000 the Company completed a revolving line of credit agreement with maximum borrowing limits of $50,000,000 subject to certain levels of accounts receivable and inventory, which is $8,000,000 higher than the previous agreement. The agreement expires September 17, 2003. As of December 31, 2000, the Company had borrowed $20,491,101 against its available line of credit of $25,371,101. At December 31, 2000, the Company did not comply with certain bank covenants. On March 27, 2001, the Company obtained a waiver from the bank with respect to such events of noncompliance and amended these covenants through 2001.

           During first quarter 2000, the Company completed mortgage financing with GE Capital for three of its facilities totaling $6,300,000, with monthly payments of $63,100 to 2014. Proceeds from the financing were used to pay down borrowings under the revolving credit facility.

           The Company's financing activities during Fiscal 2000 were to support future growth. No single activity represented a significant amount of the total expenditures. In Fiscal 1999 the largest financing activity was the repurchase of 685,100 shares of common stock for $4,300,000. This was primarily financed through increased borrowings under the Company's revolving credit facility. The Company believes it will be able to finance capital additions and meet operating expenditure requirements for Fiscal 2001 through net income, borrowings under its credit facility and other indebtedness.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future capital expenditures. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retail trends, as well as other factors set forth under the caption "Business Risks" in this Annual Report on Form 10-K and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company assumes no obligation to update any forward-looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

           The Company has the following three items that are market rate sensitive for interest rates: (1) Long-term debt consists of a credit facility with a balance at December 31, 2000 of $20,491,101. Interest is payable monthly at the bank's LIBOR rate plus 250 basis points or prime plus 25 basis points.
(2) The Company also has equipment and other obligations at December 31, 2000, that bear interest at fixed and variable rates ranging from 3.0% to Prime rate plus one-quarter percent (0.25%). (3) The Company has a real estate obligations at December 31, 2000, that bear interest at a fixed and variable rates of 7.625% to 8.275%.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The Company's consolidated financial balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000, 1999, and 1998, together with the independent auditors' report thereon appear on pages F-1 through F-21 hereof, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 23, 2001, and is incorporated herein by reference.

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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)        THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

           (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:


           Independent Auditors' Report.............................................................             F-1

           Consolidated Balance Sheets as of December 31, 2000 and 1999.............................          F-2 - F-3
           Consolidated Statements of Operations for the fiscal years ended
              December 31, 2000, 1999, and 1998.....................................................             F-4
           Consolidated Statements of Shareholders' Equity for the fiscal
              years ended December 31, 2000, 1999, and 1998.........................................             F-5
           Consolidated Statements of Cash Flows for the fiscal years ended
              December 31, 2000, 1999, and 1998.....................................................             F-6
           Notes to Consolidated Financial Statements for the fiscal years ended
              December 31, 2000, 1999, and 1998.....................................................         F-7 - F-21

           (2) The following financial statement schedule for the fiscal years ended December 31, 2000, 1999, and 1998 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

              Schedule II -- Consolidated Valuation and Qualifying Accounts.

              Independent Auditors' Report on Financial Statement Schedule.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3) EXHIBITS:

       EXHIBIT
       NUMBER                               DESCRIPTION
       ------                               -----------

         3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

         3.2 Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the "Registration Statement").

         4.1 Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

         4.2 Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Amended and Restated Articles of Incorporation (see Exhibit 3.1).

         4.3       Articles I and II of the Company's Code of Regulations (see
                   Exhibit 3.2).

        10.1 Form of Employment Agreement, dated July 1, 1995, for executive officers (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 Form 10-K")).

        10.2 Information concerning Employment Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit
                   10.2 to the 1995 Form 10-K).

        10.3 Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

        10.4 Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

        10.5 Form of Company's amended 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).

        10.6       Form of Stock Option Agreement (incorporated by reference to
                   Exhibit 10.6 to the Registration Statement).

        10.7 Indemnification Agreement, dated December 21, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

        10.8 Information concerning Indemnification Agreements substantially similar to Exhibit 10.7 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (the "1993 Form 10-K")).

        10.9 Trademark License Agreement and Manufacturing Certification Agreement, each dated May 14, 1994, between Rocky Shoes & Boots Co. and W. L. Gore & Associates, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 Form 10-K")).

       EXHIBIT
       NUMBER                               DESCRIPTION
       ------                               -----------

        10.10 Decree of Tax Exemption from the Government of the Commonwealth of Puerto Rico (incorporated by reference to Exhibit 10.13 to the Registration Statement).

        10.10A English Translation of Addendum to Exhibit 10.16 (incorporated by reference to Exhibit 10.13A to the Registration Statement).

        10.11 Lease Agreement, dated May 1, 1998, as amended, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        10.12 Lease Contract, dated August 31, 1988, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company regarding factory location 1 (incorporated by reference to Exhibit 10.15 to the Registration Statement).

        10.13 Lease Contract, undated, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development company regarding factory location 2 (incorporated by reference to Exhibit
                   10.16 to the Registration Statement).

        10.13A English translation of Exhibit 10.13 (incorporated by reference to Exhibit 10.16A to the Registration Statement).

        10.14 Lease Agreement, dated December 13, 1993, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development regarding buildings and annexes of a combined manufacturing surface of 75,526 square feet, located in the Industrial Free Zone of La Vega (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "September 30, 1995 Form 10-Q")).

        10.14A English translation of Exhibit 10.20 (incorporated by reference to Exhibit 10.2A to the September 30, 1995 Form 10-Q).

        10.15 Term Lease Master Agreement, dated April 27, 1993, between the Company and IBM Credit Corporation (incorporated by reference to Exhibit 10.22 to the 1993 Form 10-K).

        10.16 Adjustable Rate Note, dated May 23, 1988, between Nelsonville Home and Savings Association and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.25 to the Registration Statement).

        10.17 Form of Company's Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-8, registration number 333-67357).

        10.18 Form of Stock Option Agreement under the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).

        10.19 Letter Agreement between the Company and the Kravetz Group, dated August 3, 1994 (incorporated by reference to Exhibit No. 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

        10.20 Loan Agreement, dated as of October 7, 1994, between the Director of Development of the State of Ohio and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.43 to the 1995 Form

       EXHIBIT
       NUMBER                               DESCRIPTION
       ------                               -----------
                   10-K).

        10.21 Promissory Note, dated October 7, 1994, by Rocky Shoes & Boots Co. to the Director of Development of the State of Ohio (incorporated by reference to Exhibit 10.44 to the 1995 Form 10-K).

        10.22 Security Agreement, dated as of October 7, 1994, between the Director of Development of the State of Ohio and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.45 to the 1995 Form 10-K).

        10.23 Form of Employment Agreement, dated September 7, 1995, for executive officers (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

        10.24 Information covering Employment Agreements substantially similar to Exhibit 10.23 (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

        10.25 Termination of Buy-Sell Agreement, dated August 18, 1998, among the Company, Mike Brooks, Barbara Brooks Fuller, Patricia H. Robey, Jay W. Brooks, and Charles Stuart Brooks (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                   1998).

        10.26 Employment Agreement, dated April 27, 1999, between the Company and John E. Friday (incorporated by reference to
                   Exhibit 10.49 to the Annual Report on Form 10-K for the year ended December 31, 1999).

        10.27 Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,050,000 (incorporated by reference to Exhibit
                   10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 30, 2000 Form 10-Q")).

        10.28 Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,500,000 (incorporated by reference to Exhibit
                   10.2 to the June 30, 2000 Form 10-Q).

        10.29 Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $3,750,000 (incorporated by reference to Exhibit
                   10.3 to the June 30, 2000 Form 10-Q).

        10.30 Limited Waiver and Modification Agreement, dated May 14, 2000, by and among the Company, Five Star Enterprises Ltd., Lifestyle Footwear, Inc., Bank One, NA, The Huntington National Bank, and Bank One, NA, as agent (incorporated by reference to Exhibit 10.4 to the June 30, 2000 Form 10-Q).

        10.31 Extension of Limited Waiver and Modification Agreement, dated June 30, 2000, by and among the Company, Five Star Enterprises Ltd., Lifestyle Footwear, Inc., Bank One, NA, The Huntington National Bank, and Bank One, NA, as agent (incorporated by reference to Exhibit 10.5 to the June 30, 2000 Form 10-Q).

       EXHIBIT
       NUMBER                               DESCRIPTION
       ------                               -----------

        10.32 Loan and Security Agreement, dated September 18, 2000, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 20, 2000).

        10.33 First Amendment to Loan and Security Agreement, dated November 20, 2000, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC.

        10.34 Second Amendment to Loan and Security Agreement, dated March 27, 2001, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC.

        21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-2 filed September 11, 1997, registration number 333-35391).

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

(d)        FINANCIAL STATEMENT SCHEDULES

           The financial statement schedule and the independent auditors' report thereon are included in this Annual Report on Form 10-K as Exhibit 99.1 and
Exhibit 99.2, respectively.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROCKY SHOES & BOOTS, INC.

Date: March 30, 2001          By:   /s/ DAVID FRAEDRICH
                                    -------------------
                                    David Fraedrich, Executive Vice President,
                                    Treasurer, and Chief Financial Officer

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

                   SIGNATURE                                                TITLE                                   DATE
                   ---------                                                -----                                   ----

* MIKE BROOKS                                                   Chairman, President, Chief                       March 30, 2001
----------------------------------------------------            Executive Officer and Director (Principal
Mike Brooks                                                     Executive Officer)


/s/ DAVID FRAEDRICH                                             Executive Vice President, Treasurer,             March 30, 2001
----------------------------------------------------            Chief Financial Officer and Director
David Fraedrich                                                 (Principal Financial and Accounting
                                                                Officer)


* CURTIS A. LOVELAND                                            Secretary and Director                           March 30, 2001
----------------------------------------------------
Curtis A. Loveland


* LEONARD L. BROWN                                              Director                                         March 30, 2001
----------------------------------------------------
Leonard L. Brown

* STANLEY I. KRAVETZ                                            Director                                         March 30, 2001
----------------------------------------------------
Stanley I. Kravetz

* JAMES L. STEWART                                              Director                                         March 30, 2001
----------------------------------------------------
James L. Stewart

* ROBERT D. ROCKEY                                              Director                                         March 30, 2001
----------------------------------------------------
Robert D. Rockey

* GLENN E. CORLETT                                              Director                                         March 30, 2001
----------------------------------------------------
Glenn E. Corlett


*By:  /s/ CURTIS A. LOVELAND
----------------------------------------------------
Curtis A. Loveland, Attorney-in-Fact

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------


Independent Auditors' Report                                                           F - 1

Consolidated Balance Sheets as of December 31, 2000 and 1999                       F - 2 - F - 3

Consolidated Statements of Operations for the Years Ended December 31, 2000,
  1999 and 1998                                                                        F - 4

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2000, 1999 and 1998                                                     F - 5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                                     F - 6

Notes to Consolidated Financial Statements                                        F - 7 - F - 21

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Rocky Shoes & Boots, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


Columbus, Ohio
March 27, 2001

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          DECEMBER 31,
                                               --------------------------------
                                                    2000               1999

CURRENT ASSETS:
  Cash and cash equivalents                    $  2,117,994        $  2,330,324
  Accounts receivable - trade, net               18,055,881          18,712,588
  Refundable income taxes                                             3,850,000
  Other receivables                               2,956,900           1,377,394
  Inventories                                    32,035,237          32,573,067
  Deferred income taxes                             536,012           1,017,331
  Other current assets                            1,295,287           1,222,914
                                               ------------        ------------

           Total current assets                  56,997,311          61,083,618

FIXED ASSETS, AT COST:
  Property, plant and equipment                  47,401,015          45,012,101
  Less - accumulated depreciation               (23,070,696)        (18,879,879)
                                               ------------        ------------

           Total fixed assets - net              24,330,319          26,132,222

DEFERRED PENSION ASSET                            2,526,603             357,520

OTHER ASSETS                                      2,196,939           1,759,994
                                               ------------        ------------

TOTAL ASSETS                                   $ 86,051,172        $ 89,333,354
                                               ============        ============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                           DECEMBER 31,
                                                                   -----------------------------
                                                                      2000             1999

CURRENT LIABILITIES:
  Accounts payable                                                 $ 3,502,296      $ 2,128,112
  Current maturities - long-term debt                                1,070,374        8,599,897
  Accrued expenses:
    Taxes - other                                                      560,537          412,721
    Salaries and wages                                                 369,925          569,203
    Co-op advertising                                                  520,019          128,644
    Interest                                                           272,882          198,399
    Other                                                              500,313          578,740
                                                                   -----------      -----------

           Total current liabilities                                 6,796,346       12,615,716

LONG-TERM DEBT - Less current maturities                            26,445,276       25,176,918

DEFERRED LIABILITIES:
  Compensation                                                         187,959          170,294
  Income taxes                                                                          528,273
  Pension                                                            2,295,919          613,023
                                                                   -----------      -----------

            Total deferred liabilities                               2,483,878        1,311,590
                                                                   -----------      -----------

            Total liabilities                                       35,725,500       39,104,224

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, Series A, no par value, $.06 stated value;
    none outstanding 2000 and 1999
  Common stock, no par value; 10,000,000 shares authorized;
    outstanding 2000 and 1999 - 4,489,215 shares                    35,284,159       35,284,159
  Retained earnings                                                 15,041,513       14,944,971
                                                                   -----------      -----------

            Total shareholders' equity                              50,325,672       50,229,130
                                                                   -----------      -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $86,051,172      $89,333,354
                                                                   ===========      ===========


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                              2000               1999               1998
NET SALES                                $ 102,451,376       $ 98,099,184       $ 88,699,413

COST OF GOODS SOLD                          78,617,092         83,256,768         68,185,041
                                         -------------       ------------       ------------

GROSS MARGIN                                23,834,284         14,842,416         20,514,372

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   20,649,147         20,020,357         17,208,211
                                         -------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                3,185,137         (5,177,941)         3,306,161
                                         -------------       ------------       ------------

OTHER INCOME AND (EXPENSES):
  Interest expense                          (3,354,388)        (2,415,682)        (1,734,611)
  Other - net                                  449,257            236,287            691,073
                                         -------------       ------------       ------------

           Total other - net                (2,905,131)        (2,179,395)        (1,043,538)
                                         -------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES              280,006         (7,357,336)         2,262,623

INCOME TAX EXPENSE (BENEFIT)                   183,464         (2,227,579)               426
                                         -------------       ------------       ------------


NET INCOME (LOSS)                        $      96,542       $ (5,129,757)      $  2,262,197
                                         =============       ============       ============


NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                  $        0.02       $      (1.09)      $       0.42
                                         =============       ============       ============
  Diluted                                $        0.02       $      (1.09)      $       0.41
                                         =============       ============       ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
    Basic                                    4,489,215          4,710,039          5,425,026
                                         =============       ============       ============
    Diluted                                  4,493,304          4,710,039          5,526,863
                                         =============       ============       ============



See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       TOTAL
                                                        PREFERRED     COMMON        TREASURY         RETAINED       SHAREHOLDERS'
                                                          STOCK       STOCK           STOCK          EARNINGS          EQUITY


BALANCE, DECEMBER 31, 1997                                $ 5,400  $ 42,604,658    $ (1,226,059)    $ 17,812,531   $ 59,196,530

YEAR ENDED DECEMBER 31, 1998:
  Net income                                                                                          2,262,197       2,262,197
  Treasury stock retired (124,095 shares)                            (1,226,059)      1,226,059
  Treasury stock purchased and retired (292,600 shares)              (2,038,118)                                     (2,038,118)
  Stock options exercised                                               214,462                                         214,462
  Preferred stock converted to common stock                (5,400)        5,400
                                                          -------  ------------    ------------     ------------   ------------

BALANCE, DECEMBER 31, 1998                                           39,560,343                      20,074,728      59,635,071

YEAR ENDED DECEMBER 31, 1999:
  Net loss                                                                                           (5,129,757)     (5,129,757)
  Treasury stock purchased and retired (685,100 shares)              (4,285,184)                                     (4,285,184)
  Stock options exercised                                                 9,000                                           9,000
                                                          -------  ------------    ------------     ------------   ------------

BALANCE, DECEMBER 31, 1999                                           35,284,159                      14,944,971      50,229,130

YEAR ENDED DECEMBER 31, 2000:
  Net income                                                                                             96,542          96,542
                                                          -------  ------------    ------------     ------------   ------------


BALANCE, DECEMBER 31, 2000                                $        $ 35,284,159    $               $ 15,041,513    $ 50,325,672
                                                          =======  ============    ============     ============   ============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                         2000           1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $      96,542     $ (5,129,757)    $  2,262,197
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                   4,698,554        3,836,586        4,226,313
      Deferred income taxes                                             (46,954)      (1,052,222)         (11,293)
      Deferred compensation and pension - net                          (468,522)         254,769          138,485
      Loss on sale of fixed assets                                       32,116            9,048              837
      Change in assets and liabilities:
        Receivables                                                   2,927,201       (6,690,028)       1,014,968
        Inventories                                                     537,830       14,536,944      (14,215,775)
        Other current assets                                            (72,373)        (378,992)         (21,515)
        Other assets                                                   (469,514)        (749,720)          58,811
        Accounts payable                                              1,551,745          162,705         (506,171)
        Accrued expenses                                                335,969          277,628         (854,432)
                                                                  -------------     ------------     ------------

           Net cash provided by (used in) operating activities        9,122,594        5,076,961       (7,907,575)
                                                                  -------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                           (3,113,529)      (9,675,010)      (6,817,108)
  Proceeds from sale of fixed assets                                     39,770
                                                                  -------------     ------------     ------------

           Net cash used in investing activities                     (3,073,759)      (9,675,010)      (6,817,108)
                                                                  -------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                      106,607,246       57,527,000       79,835,000
  Payments on long-term debt                                       (112,868,411)     (53,555,319)     (64,610,668)
  Purchase of treasury stock                                                          (4,285,184)      (2,038,118)
  Proceeds from exercise of stock options                                                  9,000          214,462
                                                                  -------------     ------------     ------------

           Net cash provided by (used in) financing activities       (6,261,165)        (304,503)      13,400,676
                                                                  -------------     ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (212,330)      (4,902,552)      (1,324,007)

CASH AND CASH EQUIVALENTS,
  BEGINNING  OF YEAR                                                  2,330,324        7,232,876        8,556,883
                                                                  -------------     ------------     ------------


CASH AND CASH EQUIVALENTS, END OF YEAR                            $   2,117,994     $  2,330,324     $  7,232,876
                                                                  =============     ============     ============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

       BUSINESS ACTIVITY - The Company designs, manufactures, and markets high quality men's and women's footwear primarily under the registered trademark, ROCKY(R). The Company maintains a nationwide network of Company sales representatives who sell the Company's products primarily through independent shoe, sporting goods, specialty, uniform stores and catalogs, and through mass merchandisers throughout the United States. The Company did not have any customers that accounted for more than 10% of consolidated net sales in 2000, 1999 and 1998.

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

       TRADE RECEIVABLES - Trade receivables are presented net of the related allowance for doubtful accounts of approximately $503,000 and $715,000 at December 31, 2000 and 1999, respectively.

       CONCENTRATION OF CREDIT RISK - The Company's exposure to credit risk is impacted by the economic climate affecting its industry. The Company manages this risk by performing ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts.

       SUPPLIER AND LABOR CONCENTRATIONS - The Company purchases raw materials from a number of domestic and foreign sources. The Company currently buys the majority of its waterproof fabric, a component used in a significant portion of the Company's shoes and boots, from one supplier (GORE-TEX(R)). The Company has had a relationship with this supplier for over 19 years and has no reason to believe that such relationship will not continue.

       A significant portion of the Company's shoes and boots are produced in the Company's Dominican Republic operations. The Company has conducted operations in the Dominican Republic since 1987 and is not aware of any governmental or economic restrictions that would alter its current operations.

       The Company sources a significant portion of its footwear from manufacturers in the Far East, primarily China. The Company has had sourcing operations in China since 1993 and is not aware of any governmental or economic restrictions that would alter its current sourcing operations.

       INVENTORIES - Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Reserves are established for inventories when the net realizable value (NRV) is deemed to be less than its cost based on management's periodic estimates of NRV.

       FIXED ASSETS - The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:
                                                        Years
                                                        -----
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

       ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense was $2,532,671, $2,997,462 and $2,323,372 for 2000,
       1999 and 1998, respectively.

       REVENUE RECOGNITION - Revenue and related cost of goods sold are recognized at the time footwear product is shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon historical trends. All sales are considered final upon shipment.

       PER SHARE INFORMATION - Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of the Company's Series A preferred stock and stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             2000         1999         1998

          Basic - Weighted average shares outstanding      4,489,215    4,710,039    5,425,026

          Dilutive securities:
            Preferred stock                                                              7,365
            Stock options                                      4,089                    94,472
                                                           ---------    ---------    ---------
         Diluted - Weighted average shares outstanding     4,493,304    4,710,039    5,526,863
                                                           =========    =========    =========

       In 1999, no adjustments to net loss were required for purposes of computing diluted per share amounts. Stock options of 30,236 were not used to compute diluted weighted average common shares outstanding since the loss the Company incurred in 1999 makes these stock options anti-dilutive.

       RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133 certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

       SEGMENT INFORMATION - The Company is managed in one operating segment, footwear. Within their one operating segment, the Company has identified three product groups; Rugged Outdoor, Occupational and Handsewn Casual. The following is supplemental information on net sales by product group:

                                                   % OF                     % OF                     % OF
                                                    NET                      NET                      NET
                                     2000          SALES        1999        SALES        1998        SALES

          Rugged Outdoor           $ 61,828,170    60.4%     $51,029,943    52.0%     $47,640,000    53.7%
          Occupational               27,991,923    27.3%      29,847,018    30.4%      23,847,520    26.9%
          Handsewn Casual             6,178,237     6.0%       8,927,026     9.1%       8,071,647     9.1%
          Factory Outlet Stores       5,872,380     5.7%       5,199,257     5.3%       4,878,468     5.5%
          Other                         580,666     0.6%       3,095,940     3.2%       4,261,778     4.8%
                                   ------------    -----     -----------    -----     -----------    -----

          Total                    $102,451,376   100.0%     $98,099,184   100.0%     $88,699,413   100.0%
                                   ============   =====      ===========   =====      ===========   =====



       Net sales to foreign countries, primarily Canada, represented approximately 1% of net sales in 2000, 1999, and 1998.

       RECLASSIFICATIONS - Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with 2000 presentation.

2.     INVENTORIES

       Inventories are comprised of the following:

                                                               DECEMBER 31,
                                                       ------------------------------
                                                           2000              1999

          Raw materials                                $  5,043,839     $  4,133,520
          Work-in-process                                 1,288,960        2,128,738
          Finished goods                                 23,604,593       24,110,469
          Factory outlet finished goods                   2,438,398        2,645,340
          Less reserve for obsolescence or lower of
            cost or market                                 (340,553)        (445,000)
                                                       ------------     ------------

          Total                                        $ 32,035,237     $ 32,573,067
                                                       ============     ============

3.     FIXED ASSETS

       Fixed assets are comprised of the following:

                                                    DECEMBER 31,
                                             -----------------------------
                                                     2000             1999

          Land                               $    572,838     $    557,071
          Building and improvements            13,892,507        6,314,768
          Machinery and equipment              23,021,226       21,765,027
          Furniture and fixtures                3,854,503        3,479,787
          Lasts, dies and patterns              6,029,904        5,509,926
          Construction work-in-progress            30,037        7,385,522
                                             ------------     ------------
                   Total                       47,401,015       45,012,101
          Less - accumulated depreciation     (23,070,696)     (18,879,879)
                                             ------------     ------------

          Net fixed assets                   $ 24,330,319     $ 26,132,222
                                             ============     ============


4.     LONG-TERM DEBT

       Long-term debt is comprised of the following:

                                                     DECEMBER 31,
                                              --------------------------
                                                 2000           1999
                                              --------------------------
          Bank - revolving credit facility    $20,491,101    $31,900,000
          Equipment and other obligations         896,408      1,687,898
          Real estate obligations               6,108,661         56,875
          Other                                    19,480        132,042
                                              -----------    -----------
                   Total debt                  27,515,650     33,776,815
          Less current maturities               1,070,374      8,599,897
                                              -----------    -----------

          Net long-term debt                  $26,445,276    $25,176,918
                                              ===========    ===========

       On September 18, 2000, the Company entered into a three-year loan and security agreement with GMAC Business Credit, LLC (GMAC) refinancing its former bank revolving line of credit based on the collateral value of its accounts receivable and inventory. The new agreement replaces the Company's previous loan and security agreement with a bank and increases the Company's borrowing base from $42,000,000 to a maximum of $50,000,000. Interest on the revolving credit facility is payable monthly at one-quarter percent (0.25%) per annum in excess of the GMAC's Prime rate, and the entire principal is due September 17, 2003. Under terms of the agreement, the Company has the option to borrow up to half of their outstanding obligation at LIBOR plus two and one-half percent (2.50%). The interest rate for the outstanding balance at December 31, 2000 was 9.75% (6.01% at December 31, 1999).

       Amounts borrowed under the agreement are secured by accounts receivable, inventory, equipment, intangible assets of the Company and its wholly-owned domestic subsidiary, Lifestyle Footwear, Inc. Additional security includes 65% of the capital stock of the Company's wholly-owned foreign subsidiary, Five Star Enterprises, Ltd., and 100% of the capital stock of the Company's wholly-owned domestic subsidiary.

       The loan and security agreement contains certain restrictive covenants, which among other things, require the Company to maintain a certain level of EBITDA (earnings before interest, taxes, and depreciation and amortization), net worth, and fixed charge coverage. At December 31, 2000, the Company was not in compliance with these bank covenant requirements. In March 2001, the Company obtained a waiver from GMAC with respect to such events of noncompliance and amended the loan covenants for 2001. Management believes the Company will be in compliance with the revised 2001 covenants.

       Equipment and other obligations at December 31, 2000 bear interest at fixed and variable rates ranging from 3% to prime rate plus one-quarter percent (.25%) and are payable in monthly installments to 2003. The equipment is held as collateral against the outstanding obligations.

       In January 2000, the Company completed a mortgage financing facility with GE Capital Corp. for three of its facilities totaling $6,300,000. The facility bears interest at 8.275%, with total monthly principal and interest payments of $63,100 to 2014. The proceeds of the financing were used to pay down borrowings under a former revolving credit facility.

       In 1998, the Company entered into two interest rate swap agreements with a major bank for a total notional amount of $25,000,000 with average maturities of seven years to reduce the impact of changes in interest rates on its variable rate long-term debt. One interest rate swap agreement for a notional amount of $10,000,000 was terminated in 1999 and resulted in a gain of $103,000. The remaining interest rate swap agreement for a notional amount of $15,000,000 was terminated during the second quarter 2000 and resulted in a gain of $294,000. At December 31, 2000 the Company has no interest rate swap agreements.

       At December 31, 2000 essentially all trade accounts receivable, inventories and property are held as collateral for the Company's debt.

       Long-term debt matures as follows for the years ended December 31:

                2001                                $ 1,070,374
                2002                                    470,650
                2003                                 20,486,161
                2004                                    503,933
                2005                                    492,020
                Thereafter                            4,492,512
                                                    -----------

                Total                               $27,515,650
                                                    ===========



       The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 2000 and 1999, based on current market prices for the same or similar issues or on debt available to the Company with similar rates and maturities.

5.     OPERATING LEASES

       The Company leases certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. The Company incurred approximately $1,161,000, $1,069,000, and $840,000 in rent expense under operating lease arrangements for 2000, 1999 and 1998, respectively.

       Included in total rent expense above are monthly payments of $7,000 for 2000, 1999 and 1998, respectively, for the Company's Ohio manufacturing facility leased from an entity in which the owners are also shareholders of the Company.

       Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

          2001                                              $  788,000
          2002                                                 656,000
          2003                                                 564,000
          2004                                                 536,000
          2005                                                 536,000
          Thereafter                                           700,000
                                                            ----------

          Total                                             $3,780,000
                                                            ==========


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

       At December 31, 2000, a provision has not been made for U.S. taxes on the accumulated undistributed earnings of Five Star through December 31, 2000 of approximately $5,109,000 that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings of Five Star in operations and facilities outside of the United States. In addition, the Company has not provided any U.S. tollgate taxes on approximately $2,257,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. It is the intention of the Company to reinvest all such earnings of Lifestyle. If the Five Star and Lifestyle undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $1,737,000 and $226,000, respectively.

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

       Income taxes (benefits) are summarized as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            2000           1999            1998
          Federal:
            Current                                       $(115,262)    $(1,273,033)    $ (76,294)
            Deferred                                        263,071      (1,007,542)       10,357
                                                          ---------     -----------     ---------
                     Total Federal                          147,809      (2,280,575)      (65,937)
                                                          ---------     -----------     ---------
          State and local:
            Current                                         345,680          97,676        88,013
            Deferred                                       (310,025)        (44,680)      (21,650)
                                                          ---------     -----------     ---------
                     Total state and local                   35,655          52,996        66,363
                                                          ---------     -----------     ---------

          Total                                           $ 183,464     $(2,227,579)    $     426
                                                          =========     ===========     =========


       A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the Federal statutory rate of 34% for all periods to income (loss) before income taxes follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             2000           1999          1998

          Expected expense (benefit) at statutory rate    $  95,202     $(2,501,494)    $ 769,286
          Increase (decrease) in income taxes
            resulting from:
            Exempt (income) loss from operations in
              Puerto Rico, net of tollgate taxes             77,938         563,663      (802,791)
            Exempt income from Dominican
              Republic operations                           (74,034)       (625,978)
            State and local income taxes (benefit)           23,532         (18,019)      (22,563)
            Revision of prior year taxes                     56,229
            Alternative minimum tax                                         118,829
            Other - net                                       4,597         182,424        (9,869)
                                                          ---------     -----------     ---------

          Total                                           $ 183,464     $(2,280,575)    $ (65,937)
                                                          =========     ===========     =========

       Deferred income taxes recorded in the consolidated balance sheets at December 31, 2000 and 1999 consist of the following:

          Deferred tax assets:
            Alternative minimum tax carryforward - Rocky        $   118,829     $   118,829
            Alternative minimum tax carryforward - Lifestyle        188,800
            Asset valuation allowances                              648,577         549,265
            Pension and deferred compensation                       202,291         168,755
            Net operating loss carryforwards                      1,657,782       1,854,661
            Inventories                                             318,267         309,066
                                                                -----------     -----------

                      Total deferred tax assets                   3,134,546       3,000,576
                                                                -----------     -----------

          Deferred tax liabilities:
            Fixed assets                                         (1,497,685)     (1,630,696)
            State and local income taxes                            (47,425)
            Prepaid assets                                         (276,989)        (40,048)
            Tax on Five Star earnings                                               (64,339)
            Tollgate tax on Lifestyle earnings                     (776,435)       (776,435)
                                                                -----------     -----------

                      Total deferred tax liabilities             (2,598,534)     (2,511,518)
                                                                -----------     -----------

          Net deferred tax asset                                $   536,012     $   489,058
                                                                ===========     ===========


       At December 31, 2000, the Company has approximately $4,062,000 of net operating loss carryforwards for Federal income tax purposes. The expiration of such carryforwards in 2001 is $213,000. The remaining net operating loss carryforward expires in 2019.

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

       In April 2000, the Company announced that certain union and non-union employees were eligible to participate in voluntary early retirement plans. As part of the plans, employees who accepted the offers received increased retiree benefits that are to be paid from plan assets over the employees established retirement period. The effect of the union and non-union plan amendments increased the Company's benefit obligation $1,907,868.

       Net pension cost of the Company's plans is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                   2000           1999          1998

          Service cost                           $ 303,748     $ 323,726     $ 273,091
          Interest                                 403,542       356,194       317,725
          Actual loss (return) on plan assets     (185,315)     (404,283)       42,745
          Amortization and deferral                (58,162)      152,373      (327,398)
                                                 ---------     ---------     ---------

          Net pension cost                       $ 463,813     $ 428,010     $ 306,163
                                                 =========     =========     =========

       The funded status of the Company's plans and reconciliation of accrued pension cost at December 31, 2000 and 1999 are presented below (information with respect to benefit obligations and plan assets as of September 30 is):


                                                                            DECEMBER 31,
                                                                     ---------------------------
                                                                        2000            1999
          Change in benefit obligation:
            Benefit obligation at beginning of the year              $ 5,422,818     $ 5,463,914
            Service cost                                                 303,748         323,726
            Interest cost                                                403,542         356,194
            Actuarial gain                                                              (433,965)
            Amendments                                                 1,907,868
            Exchange (gain)/loss                                         248,684         (93,418)
            Benefits paid                                               (301,653)       (193,633)
                                                                     -----------     -----------

            Benefit obligation at end of year                        $ 7,985,007     $ 5,422,818
                                                                     ===========     ===========


          Change in plan assets:
            Fair value of plan assets at beginning of year           $ 4,387,026     $ 3,906,376
            Actual return on plan assets                                 185,315         404,283
            Employer contribution                                        300,000         270,000
            Benefits paid                                               (301,653)       (193,633)
                                                                     -----------     -----------

            Fair value of plan assets at end of year                 $ 4,570,688     $ 4,387,026
                                                                     ===========     ===========


          Funded deficit                                             $(3,414,319)    $(1,035,792)
          Remaining unrecognized benefit obligation existing
          at transition
            at transition                                                232,362         260,255
          Unrecognized prior service costs due to plan amendments      2,473,620         688,260
          Unrecognized net loss (gain)                                   289,021        (168,226)
          Adjustment required to recognize minimum liability          (2,526,603)       (357,520)
          Additional contributions (September 30-December 31)            650,000
                                                                     -----------     -----------

          Accrued pension cost                                       $(2,295,919)    $  (613,023)
                                                                     ===========     ===========

       The assets of the plans consist primarily of common stocks, bonds, and cash equivalents. The assets of the plans include 61,400 and 61,000 shares of the Company's common stock with a market value of $314,675 and $468,000 at September 30, 2000 and 1999, respectively. The Company's unrecognized benefit obligations existing at the date of transition for the union and non-union plans are being amortized over 23 and 21 years, respectively. Actuarial assumptions used in the accounting for the plans were as follows:

                                                                 DECEMBER 31,
                                                              -----------------
                                                               2000       1999

          Discount rate                                       7.25%       7.25%

          Average rate of increase in compensation levels
            (non-union only)                                   3.0%        3.0%

          Expected long-term rate of return on plan assets     9.0%        9.0%


       SFAS No. 87, "Employers' Accounting for Pensions," generally requires the Company to recognize a minimum liability in instances in which a plan's accumulated benefit obligation exceeds the fair value of plan assets. In accordance with the Statement, the Company has recorded in the accompanying financial statements a non-current intangible asset of $2,526,603, and $357,520 as of December 31, 2000 and 1999, respectively.

       The Company also sponsors a 401(k) savings plan for substantially all of its union and non-union employees. The Company only matches contributions for non-union employees. Funding for non-union employees electing to contribute a percentage of their compensation is matched by the Company, subject to certain limitations. Company contributions to the 401(k) savings plan were $14,504 for 1998. No Company contribution was made for 2000 and 1999.

8.     CAPITAL STOCK

       The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued and none are outstanding at December 31, 2000 and 1999, respectively. In accordance with its terms, all of the outstanding Series A preferred stock was converted into common shares of the Company on a one for one basis on February 3, 1998.

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

       The Company reacquired 124,095 and 292,600 shares of common stock in 1994 and 1998 for $1,226,059 and $2,038,118, respectively. In December 1998, the Board of Directors approved the retirement of all shares held in treasury (total of 416,695 shares). During 1998 and 1999, the Company purchased and retired 292,600 and 685,100 shares for $2,038,118 and $4,285,184, respectively, under its share repurchase program. At December 31, 2000, the Company's Board of Directors has not authorized any additional share repurchase. There were no treasury stock purchases in 2000.

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

       The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes all stock option transactions from January 1, 1998 through December 31, 2000:

                                                                WEIGHTED
                                                                AVERAGE
                                                                EXERCISE
                                                  SHARES        PRICE

          Outstanding at January 1, 1998          407,960       $ 8.74
          Issued                                  210,000         9.37
          Exercised                               (22,890)        8.94
          Forfeited                               (34,660)        8.28
                                                  -------       ------

          Outstanding at December 31, 1998        560,410        10.86
          Issued                                  247,000         5.82
          Exercised                                (1,500)        6.00
          Forfeited                              (112,160)       10.61
                                                  -------       ------

          Outstanding at December 31, 1999        693,750         9.12
          Issued                                  221,000         6.87
          Forfeited                              (232,250)        8.40
                                                  -------       ------

          Outstanding at December 31, 2000        682,500       $ 8.64
                                                  =======       ======

          Options exercisable at December 31:
          1998                                    359,785       $10.01
          1999                                    386,035       $ 9.27
          2000                                    444,250       $ 9.37



       The following table summarizes information about options outstanding at December 31, 2000:


             OPTIONS OUTSTANDING                                                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------      ------------------------------------
                                                    AVERAGE             WEIGHTED-                                   WEIGHTED-
         RANGE OF                                  REMAINING             AVERAGE                                     AVERAGE
         EXERCISE                                  CONTRACTUAL           EXERCISE                                   EXERCISE
          PRICES                  NUMBER              LIFE                PRICE                    NUMBER            PRICE

       $4.50 - $6.75               269,750             7.0                $ 5.75                   135,500           $ 5.97
       $7.50 - $9.00               215,750             6.1                $ 8.05                   138,625           $ 8.28
      $9.50 - $9.875                71,500             2.3                $ 9.75                    70,500           $ 9.75
     $13.125 - $16.875             125,500             6.0                $15.22                    99,625           $15.23
                                  --------                                                         -------

           Total                   682,500             6.0                $ 8.64                   444,250           $ 9.37
                                  ========                                                         =======

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively; dividend yield of 0%; expected volatility of 45%, 41% and 48%; risk-free interest rates of 6.70%, 6.66% and 5.29%; and expected life of 6 years. The weighted average grant date fair value of options issued during 2000, 1999 and 1998 was $3.09, $3.40 and $8.55, respectively.

                                            YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                        2000         1999             1998

          Net income (loss):
            As reported               $ 96,542     $(5,129,757)    $2,262,197
            Pro forma                 $(99,255)    $(5,201,230)    $1,301,976

          Income (loss) per share:
            As reported:
              Basic                   $   0.02     $     (1.09)    $     0.42
              Diluted                 $   0.02     $     (1.09)    $     0.41

          Pro forma:
            Basic                     $  (0.02)    $     (1.10)    $     0.24
            Diluted                   $  (0.02)    $     (1.10)    $     0.24



       The pro forma amounts are not representative of the effects on reported net income for future years.

9.     SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and Federal, state and local income taxes was as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              ----------------------------------------
                                                 2000            1999          1998

          Interest                            $ 3,279,905     $2,547,104    $1,756,078
                                              ===========     ==========    ==========

          Federal, state and local
            income taxes -  net of refunds    $(3,450,000)    $2,370,588    $1,210,445
                                              ===========     ==========    ==========

        The Company entered into no capital lease arrangements during the years ended December 31, 2000, 1999 and 1998. Accounts payable at December 31, 2000, 1999 and 1998 include a total of $12,098, $189,659 and $418,278, respectively, relating to the purchase of fixed assets.

10.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

                                   1ST QUARTER     2ND QUARTER    3RD QUARTER     4TH QUARTER        TOTAL YEAR
          2000
          Net sales                $ 14,842,111     $22,918,457    $36,994,402    $ 27,696,406     $ 102,451,376
          Gross margin                3,243,760       5,276,084      8,508,498       6,805,942     $  23,834,284
          Net income (loss)          (1,615,568)        343,288      1,262,972         105,850     $      96,542
          Net income (loss) per
            common share:
               Basic               $      (0.36)    $      0.08    $      0.28    $       0.02     $        0.02
               Diluted             $      (0.36)    $      0.08    $      0.28    $       0.02     $        0.02

          1999

          Net sales                $ 13,622,730     $23,200,428    $34,458,907    $ 26,817,119     $  98,099,184
          Gross margin                3,178,670       5,963,422      8,784,203      (3,083,879)    $  14,842,416
          Net income (loss)            (321,973)        587,650      1,818,221      (7,213,655)    $  (5,129,757)
          Net income (loss) per
            common share:
               Basic               $      (0.06)    $      0.12    $      0.40    $      (1.55)    $       (1.09)
               Diluted             $      (0.06)    $      0.12    $      0.40    $      (1.55)    $       (1.09)


No cash dividends were paid during 2000 and 1999.












                                     ******

                            ROCKY SHOES & BOOTS, INC.





                            ------------------------


                                  EXHIBIT INDEX

                                       TO

                                  ANNUAL REPORT
                                  ON FORM 10-K

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000


                           ---------------------------

        Exhibit
         Number                        Description
         ------                        -----------

         3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

         3.2 Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the "Registration Statement").

         4.1 Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

         4.2 Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Amended and Restated Articles of Incorporation (see Exhibit 3.1).

         4.3      Articles I and II of the Company's Code of Regulations (see
                  Exhibit 3.2).

         10.1 Form of Employment Agreement, dated July 1, 1995, for executive officers (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 Form 10-K")).

         10.2 Information concerning Employment Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit
                  10.2 to the 1995 Form 10-K).

         10.3 Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

         10.4 Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

         10.5 Form of Company's amended 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).

         10.6     Form of Stock Option Agreement (incorporated by reference to
                  Exhibit 10.6 to the Registration Statement).

         10.7 Indemnification Agreement, dated December 21, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

         10.8 Information concerning Indemnification Agreements substantially similar to Exhibit 10.7 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (the "1993 Form 10-K")).

         10.9 Trademark License Agreement and Manufacturing Certification Agreement, each dated May 14, 1994, between Rocky Shoes & Boots Co. and W. L. Gore & Associates, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 Form 10-K")).

         10.10 Decree of Tax Exemption from the Government of the Commonwealth of Puerto Rico (incorporated by reference to Exhibit 10.13 to the Registration Statement).

        Exhibit
         Number                        Description
         ------                        -----------

         10.10A English Translation of Addendum to Exhibit 10.16 (incorporated by reference to Exhibit 10.13A to the Registration Statement).

         10.11 Lease Agreement, dated May 1, 1998, as amended, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.12 Lease Contract, dated August 31, 1988, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company regarding factory location 1 (incorporated by reference to Exhibit 10.15 to the Registration Statement).

         10.13 Lease Contract, undated, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development company regarding factory location 2 (incorporated by reference to Exhibit 10.16 to the Registration Statement).

         10.13A English translation of Exhibit 10.13 (incorporated by reference to Exhibit 10.16A to the Registration Statement).

         10.14 Lease Agreement, dated December 13, 1993, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development regarding buildings and annexes of a combined manufacturing surface of 75,526 square feet, located in the Industrial Free Zone of La Vega (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "September 30, 1995 Form 10-Q")).

         10.14A English translation of Exhibit 10.20 (incorporated by reference to Exhibit 10.2A to the September 30, 1995 Form 10-Q).

         10.15 Term Lease Master Agreement, dated April 27, 1993, between the Company and IBM Credit Corporation (incorporated by reference to Exhibit 10.22 to the 1993 Form 10-K).

         10.16 Adjustable Rate Note, dated May 23, 1988, between Nelsonville Home and Savings Association and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.25 to the Registration Statement).

         10.17 Form of Company's Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-8, registration number 333-67357).

         10.18 Form of Stock Option Agreement under the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).

         10.19 Letter Agreement between the Company and the Kravetz Group, dated August 3, 1994 (incorporated by reference to Exhibit No.
                  10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

         10.20 Loan Agreement, dated as of October 7, 1994, between the Director of Development of the State of Ohio and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.43 to the 1995 Form 10-K).

         10.21 Promissory Note, dated October 7, 1994, by Rocky Shoes & Boots Co. to the Director of

'
        Exhibit
         Number                        Description
         ------                        -----------
                  Development of the State of Ohio (incorporated by reference to Exhibit 10.44 to the 1995 Form 10-K).

         10.22 Security Agreement, dated as of October 7, 1994, between the Director of Development of the State of Ohio and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.45 to the 1995 Form 10-K).

         10.23 Form of Employment Agreement, dated September 7, 1995, for executive officers (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

         10.24 Information covering Employment Agreements substantially similar to Exhibit 10.23 (incorporated by reference to Exhibit
                  10.5 to the September 30, 1995 Form 10-Q).

         10.25 Termination of Buy-Sell Agreement, dated August 18, 1998, among the Company, Mike Brooks, Barbara Brooks Fuller, Patricia H. Robey, Jay W. Brooks, and Charles Stuart Brooks (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

         10.26 Employment Agreement, dated April 27, 1999, between the Company and John E. Friday (incorporated by reference to
                  Exhibit 10.49 to the Annual Report on Form 10-K for the year ended December 31, 1999).

         10.27 Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,050,000 (incorporated by reference to Exhibit
                  10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 30, 2000 Form 10-Q")).

         10.28 Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,500,000 (incorporated by reference to Exhibit
                  10.2 to the June 30, 2000 Form 10-Q).

         10.29 Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $3,750,000 (incorporated by reference to Exhibit
                  10.3 to the June 30, 2000 Form 10-Q).

         10.30 Limited Waiver and Modification Agreement, dated May 14, 2000, by and among the Company, Five Star Enterprises Ltd., Lifestyle Footwear, Inc., Bank One, NA, The Huntington National Bank, and Bank One, NA, as agent (incorporated by reference to Exhibit 10.4 to the June 30, 2000 Form 10-Q).

         10.31 Extension of Limited Waiver and Modification Agreement, dated June 30, 2000, by and among the Company, Five Star Enterprises Ltd., Lifestyle Footwear, Inc., Bank One, NA, The Huntington National Bank, and Bank One, NA, as agent (incorporated by reference to Exhibit 10.5 to the June 30, 2000 Form 10-Q).

         10.32 Loan and Security Agreement, dated September 18, 2000, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 20, 2000).

         10.33 First Amendment to Loan and Security Agreement, dated November 20, 2000, among the Company,

        Exhibit
         Number                        Description
         ------                        -----------
                  Lifestyle Footwear, Inc., and GMAC Business Credit, LLC.

         10.34 Second Amendment to Loan and Security Agreement, dated March 27, 2001, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC.

         21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-2 filed September 11, 1997, registration number 333-35391).

         23 Independent Auditors' Consent and Report on Schedules of Deloitte & Touche LLP.

         24       Powers of Attorney.

         99.1 Independent Auditors' Report on Schedules of Deloitte & Touche LLP (incorporated by reference to Exhibit 23).

         99.2     Financial Statement Schedule.