Form 10-Q
period 2001-03-31
ROCKY SHOES & BOOTS INC
filed 2001-05-15
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                                Commission File Number:
     MARCH 31, 2001                                        0-21026
     --------------                                        -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                       31-1364046
         ------                                      ----------
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

        4,489,215 common shares, no par value, outstanding at May 1, 2001

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                            PAGE
                                                                                           NUMBER
PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets
                      March 31, 2001 (Unaudited) and December 31, 2000                        3

                      Unaudited Condensed Consolidated Statements of Operations
                      For the Three Months Ended March 31, 2001 and 2000                      4

                      Unaudited Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31, 2001 and 2000                      5

                      Notes to Interim Unaudited Condensed Consolidated Financial
                      Statements                                                            6 - 7

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                 8 - 10

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk             11

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                      12

            Item 2.   Changes in Securities and Use of Proceeds                              12

            Item 3.   Defaults Upon Senior Securities                                        12

            Item 4.   Submission of Matters to a Vote of Security Holders                    12

            Item 5.   Other Information                                                      12

            Item 6.   Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                                   13

EXHIBIT INDEX                                                                                14

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      March 31, 2001   December 31, 2000
                                                                        Unaudited
                                                                       -----------        -----------
ASSETS:

CURRENT ASSETS:
      Cash and cash equivalents                                        $ 1,116,851        $ 2,117,994
      Trade receivables - net                                           11,372,760         18,055,881
      Other receivables                                                  3,411,050          2,956,900
      Inventories                                                       38,422,375         32,035,237
      Deferred income taxes                                                502,722            536,012
      Prepaid expenses                                                   4,084,974          1,295,287
                                                                       -----------        -----------
           Total current assets                                         58,910,732         56,997,311

FIXED ASSETS - net                                                      23,440,166         24,330,319
OTHER ASSETS                                                             4,743,990          4,723,542
                                                                       -----------        -----------

TOTAL ASSETS                                                           $87,094,888        $86,051,172
                                                                       ===========        ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
      Accounts payable                                                 $ 6,262,617        $ 3,502,296
      Current maturities - long term debt                                  553,081          1,070,374
      Accrued taxes - other                                                841,070            560,537
      Accrued salaries and wages                                           657,481            369,925
      Accrued other                                                        596,986          1,293,214
                                                                       -----------        -----------
           Total current liabilities                                     8,911,235          6,796,346

LONG TERM DEBT-less current maturities                                  26,335,962         26,445,276

DEFERRED LIABILITIES                                                     2,428,113          2,483,878
                                                                       -----------        -----------

TOTAL LIABILITIES                                                       37,675,310         35,725,500

SHAREHOLDERS' EQUITY:

Common stock, no par value;
      10,000,000 shares authorized;
      issued and outstanding March 31, 2001 - 4,489,215 shares;
      December 31, 2000 - 4,489,215 shares                              35,284,159         35,284,159

      Retained earnings                                                 14,135,419         15,041,513
                                                                       -----------        -----------

           Total shareholders' equity                                   49,419,578         50,325,672
                                                                       -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $87,094,888        $86,051,172
                                                                       ===========        ===========


See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,
                                              2001                  2000
                                              ----                  ----
NET SALES                                  $ 15,675,240         $ 15,131,032

COST OF GOODS SOLD                           12,508,166           11,598,351
                                           ------------         ------------

GROSS MARGIN                                  3,167,074            3,532,681

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                4,008,499            5,275,831
                                           ------------         ------------

LOSS FROM OPERATIONS                           (841,425)          (1,743,150)

OTHER INCOME AND (EXPENSES):
      Interest expense                         (579,097)            (658,060)
      Other - net                               132,986              108,503
                                           ------------         ------------
           Total other - net                   (446,111)            (549,557)

LOSS BEFORE INCOME TAX BENEFIT               (1,287,536)          (2,292,707)

INCOME TAX BENEFIT                             (381,442)            (677,139)
                                           ------------         ------------

NET LOSS                                   $   (906,094)        $ (1,615,568)
                                           ============         ============

NET LOSS PER SHARE
      Basic                                      ($0.20)              ($0.36)
                                                 ------               ------
      Diluted                                    ($0.20)              ($0.36)
                                                 ------               ------

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
      Basic                                   4,489,215            4,489,215
                                              =========            =========
      Diluted                                 4,489,215            4,489,215
                                              =========            =========

See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Three Months Ended
                                                                        March 31,
                                                                          2001                2000
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (906,094)        $ (1,615,568)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating  activities:
     Depreciation and amortization                                     1,164,455            1,122,019
     Deferred taxes and liabilities - net                                (22,475)            (166,108)
     Gain on sale of fixed assets                                                              (9,468)

Change in assets and liabilities:
     Receivables                                                       6,228,971            6,757,197
     Inventories                                                      (6,387,138)          (7,142,095)
     Prepaid expenses                                                 (2,789,687)            (993,114)
     Other assets                                                        (29,492)              (7,288)
     Accounts payable                                                  2,753,104            3,433,758
     Accrued and other liabilities                                      (128,139)             (12,204)
                                                                    ------------         ------------

        Net cash provided by (used in) operating  activities            (116,495)           1,367,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                (258,041)          (1,344,343)
Proceeds from sale of fixed assets                                                            165,932
                                                                    ------------         ------------

     Net cash used in investing activities                              (258,041)          (1,178,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long Term Debt                                          21,980,847           19,675,000
Payments on Long Term Debt                                           (22,607,454)         (18,334,161)
                                                                    ------------         ------------

     Net cash provided by (used in) financing activities                (626,607)           1,340,839
                                                                    ------------         ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,001,143)           1,529,557

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                    2,117,994            2,330,324
                                                                    ------------         ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                       $  1,116,851         $  3,859,881
                                                                    ============         ============



See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES


   NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for year ended December 31, 2000.

         Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

2.       INVENTORIES

         Inventories are comprised of the following:



                                           March 31, 2001   December 31, 2000

Raw materials                               $  8,534,197      $  5,043,839
Work-in Process                                2,570,437         1,288,960
Manufactured finished good                    24,656,004        23,604,593
Factory outlet finished goods                  3,015,737         2,438,398
Reserve for obsolescence or
     lower of cost or market                    (354,000)         (340,553)
                                           --------------  ----------------

Total                                       $ 38,422,375      $ 32,035,237
                                           ==============  ================

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                                       Three Months Ended
                                                             March 31,
                                                       2001           2000
                                                       ----           ----

        Interest                                     $660,247        $694,853
                                                     ========        ========

        Federal, state and local
            income taxes                             $ 52,348        $ 45,100
                                                     ========        ========

         Accounts payable at March 31, 2001 and December 31, 2000 include a total of $19,315 and $12,098, respectively, relating to the purchase of fixed assets.

4.       PER SHARE INFORMATION

         Basic earnings per share (EPS) is computed by dividing net loss applicable to common shareholders by the basic weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.


5.       RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133 certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

                                                 PERCENTAGE OF NET SALES

                                                    Three Months Ended
                                                        March 31,
                                                  2001              2000
                                                 -----              -----

Net Sales                                        100.0%             100.0%
Cost of Goods Sold                                79.8%              76.7%
                                                 -----              -----
Gross Margin                                      20.2%              23.3%
                                                 -----              -----
Selling, General and
    Administrative Expenses                       25.6%              34.9%
                                                 -----              -----
Loss from Operations                              (5.4%)            (11.5%)
                                                 =====              =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2000

Net Sales

Net Sales increased $544,208, or 3.6%, to $15,675,240 for the quarter ended March 31, 2001 compared to $15,131,032 for the same period a year ago. The increase in net sales is a result of increased shipments of rugged outdoor and occupational footwear partially offset by lower sales of casual product. The Company's prices are approximately 4% higher than the previous year. This increase was in response to raw material increases and growing strength of the ROCKY brand.

Gross Margin

Gross margin decreased $365,607, or 10.3%, to $3,167,074 for the quarter ended March 31, 2001 compared to $3,532,681 for the same period in 2000. As a percentage of net sales, gross margin was 20.2% this year compared to 23.3% a year ago. The decrease in gross margin was primarily attributable to start-up costs associated with production of ROCKY(R) GORE-TEX(R) military boots under a U.S. Government contract awarded earlier this year, which began sooner than expected and with higher initial orders. As of March 31, 2001, the Company had received orders for $4.8 million of the $6.6 million specified in the contract. All of the current orders are expected to be shipped during the second and third quarters of this year.

In addition, the Company's overall production levels in its facilities were down versus the same period a year ago due to greater reliance on sourced product resulting in higher manufacturing overhead costs being absorbed by sales in the first quarter. The reduced first quarter production schedule is expected to enable the Company to manufacture more of its rugged outdoor footwear against firm backlog and closer to planned deliveries for the fall and winter seasons this year. This will contribute to lower finished goods levels throughout the remainder of 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased $1,267,332, or 24.0%, to $4,008,499 for the quarter ending March 31, 2001 compared to $5,275,831 for the same period a year ago. As a percentage of net sales, SG&A declined to 25.6% of net sales versus 34.9% a year ago. This decrease was primarily the result of lower salary, commission, and advertising expenses. The Company is realizing increased efficiencies from its finished goods distribution center, which was completed in 2000. Ongoing cost control programs initiated in 2000 continue to be implemented.

Interest Expense

Interest expense decreased $78,963, or 12%, to $579,097 in the quarter ended March 31, 2001 compared to $658,060 the prior year. The decrease in interest expense is a result of lower outstanding balances and rates under the Company's revolving line of credit. The Company's funded debt decreased 23.4% to $26,889,043 at March 31, 2001versus $35,117,654 a year ago.

Income Taxes

Income tax benefit for the three months ended March 31, 2001 decreased to $381,442 compared to an income tax benefit of $677,139 for the same period a year ago. The Company's effective tax benefit rate of 29.6% for the three months ended March 31, 2001 reflects primarily the lower tax rates in Puerto Rico.

Liquidity and Capital Resources

The Company has principally funded working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of new styles of footwear. At March 31, 2001, the Company had working capital of $49,999,497 versus $50,200,965, at December 31, 2000.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $50,000,000. As a result of the limitations on its maximum borrowing amount at March 31, 2001, the Company has borrowed $20,015,328 against its currently available line of credit of $24,429,190.

The Company used $116,495 of cash in its operating activities in the first quarter 2001 compared to cash it generated from operations of $1,367,129 in the comparable period of the prior year. The primary cause of the decrease in cash generated from operations is an increase in prepaid assets due to advances paid for delivery of sourced goods late in the year.

The principal use of cash flows in investing activities for the first quarters of both 2001 and 2000 has been for investment in property, plant, and equipment. In the first quarter of 2001, property, plant, and equipment expenditures were $258,041 versus $1,344,343 for the same period in 2000. The reduction resulted from decreased needs for capital expenditures due to the completion of the Company's new distribution center in January 2000 and an increased reliance on sourced goods from the Far East.

Capital expenditures for 2001 are expected to be approximately $1,800,000. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 2001 through available cash on hand, additional long-term borrowings and operating cash flows.

The majority of the expenditures planned for 2001 are costs associated with production or sourcing of new styles of footwear and replacement of machinery, equipment, and in-store displays.

Inflation

The Company cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. The Company attempts to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

The impact of the foot and mouth epidemic in Europe has resulted in sharply higher prices for leather this year. As of March 31, 2001, there are sufficient supply commitments in place at fixed prices to take care of firm orders for delivery later this year. Current backlog is also covered for scheduled shipments during the April through July period. Additional price increases may be necessary later this year to respond to continued price changes.

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

PART 1 - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2000.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ROCKY SHOES & BOOTS, INC.


Date:    May 15, 2001           /s/ David Fraedrich
                                ------------------------------------------
                                David Fraedrich, Executive Vice President,
                                Treasurer, and Chief Financial Officer*
                                (Principal Financial and Accounting Officer)



* In his capacity as Executive Vice President, Treasurer, and Chief Financial Officer, Mr. Fraedrich is duly authorized to sign this report on behalf of the Registrant.