Form 10-Q
period 2001-06-30
ROCKY SHOES & BOOTS INC
filed 2001-08-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


          For Quarter Ended                        Commission File Number:
            JUNE 30, 2001                                  0-21026
            -------------                                  -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


              OHIO                                        31-1364046
              ----                                        ----------
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

      4,489,215 common shares, no par value, outstanding at August 13, 2001

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                                          PAGE
PART I.     FINANCIAL INFORMATION                                                                                        NUMBER

            Item 1.       Financial Statements

                          Condensed Consolidated Balance Sheets
                          June 30, 2001 and 2000 (Unaudited) and December 31, 2000                                          3

                          Unaudited Condensed Consolidated Statements of Operations
                          For the Three Months and Six Months Ended June 30, 2001 and 2000                                  4

                          Unaudited Condensed Consolidated Statements of Cash Flows
                          For the Three Months and Six Months Ended June 30, 2001 and 2000                                  5

                          Notes to Interim Unaudited Condensed Consolidated Financial Statements                          6 - 8

            Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations          9 - 14

            Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                       14

PART II.    OTHER INFORMATION

            Item 1.       Legal Proceedings                                                                                15

            Item 2.       Changes in Securities and Use of Proceeds                                                        15

            Item 3.       Defaults Upon Senior Securities                                                                  15

            Item 4.       Submission of Matters to a Vote of Security Holders                                              15

            Item 5.       Other Information                                                                                15

            Item 6.       Exhibits and Reports on Form 8-K                                                                 16

SIGNATURES                                                                                                                 17

EXHIBIT INDEX                                                                                                              18

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30, 2001    December 31, 2000     June 30, 2000
                                                               Unaudited                               Unaudited
                                                             -------------    ------------------    --------------
ASSETS:
CURRENT ASSETS:
       Cash and cash equivalents                              $  1,453,055       $  2,117,994        $  1,351,350
       Trade receivables - net                                  20,197,326         18,055,881          22,850,112
       Other receivables                                         4,973,000          2,956,900           4,983,912
       Inventories                                              41,384,116         32,035,237          46,284,130
       Deferred income taxes                                       502,722            536,012           1,017,331
       Prepaid expenses                                          1,454,132          1,295,287           1,991,155
                                                             -------------       ------------        ------------
              Total current assets                              69,964,351         56,997,311          78,477,990

FIXED ASSETS - net                                              22,473,023         24,330,319          26,213,787
OTHER ASSETS                                                     4,684,036          4,723,542           2,515,139
                                                             -------------       ------------        ------------
TOTAL ASSETS                                                  $ 97,121,410       $ 86,051,172        $107,206,916
                                                             =============       ============        ============
LIABILITIES AND
SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
       Accounts payable                                       $  6,091,027       $  3,502,296        $ 10,556,046
       Current maturities - long term debt                       9,516,681          1,070,374          37,774,865
       Accrued taxes - other                                       910,612            560,537             896,153
       Accrued salaries and wages                                1,063,461            369,925             863,749
       Accrued other                                               558,948          1,293,214             838,620
                                                             -------------       ------------        ------------

              Total current liabilities                         18,140,729          6,796,346          50,929,433

LONG TERM DEBT-less current maturities                          26,212,433         26,445,276           6,030,372

DEFERRED LIABILITIES                                             2,646,331          2,483,878           1,290,261
                                                             -------------       ------------        ------------
TOTAL LIABILITIES                                               46,999,493         35,725,500          58,250,066

SHAREHOLDERS' EQUITY:

Common stock, no par value;
       10,000,000 shares authorized; issued and outstanding
       June 30, 2001, December 31, 2000, and
       June 30, 2000 - 4,489,215                                35,284,159         35,284,159          35,284,159
       Retained earnings                                        14,837,758         15,041,513          13,672,691
                                                             -------------       ------------        ------------
              Total shareholders' equity                        50,121,917         50,325,672          48,956,850
                                                             -------------       ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 97,121,410       $ 86,051,172        $107,206,916
                                                             =============       ============        ============


See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended                               Six Months Ended
                                                          June 30,                                        June 30,
                                                2001                   2000                     2001                   2000
                                                ----                   ----                     ----                   ----
NET SALES                                   $ 22,006,132           $ 23,114,100              $ 38,070,027           $ 38,245,133

COST OF GOODS SOLD                            15,854,003             17,642,373                28,750,824             29,240,724
                                             -----------            -----------               -----------            -----------

GROSS MARGIN                                   6,152,129              5,471,727                 9,319,203              9,004,409

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                  4,691,982              4,588,195                 8,700,481              9,864,027
                                             -----------            -----------               -----------            -----------

INCOME (LOSS) FROM OPERATIONS                  1,460,147                883,532                   618,722               (859,618)

OTHER INCOME AND (EXPENSES):
      Interest expense                          (632,685)              (473,662)               (1,211,782)            (1,131,721)
      Other - net                                147,041                 71,557                   280,027                180,059
                                             -----------            -----------               -----------            -----------
             Total other - net                  (485,644)              (402,105)                 (931,755)              (951,662)

INCOME (LOSS) BEFORE INCOME
      TAXES                                      974,503                481,427                  (313,033)            (1,811,280)

INCOME TAX (BENEFIT) EXPENSE                     272,164                138,139                  (109,278)              (539,000)
                                             -----------            -----------               -----------            -----------

NET INCOME (LOSS)                             $  702,339              $ 343,288                $ (203,755)          $ (1,272,280)
                                             ===========            ===========               ===========            ===========

NET INCOME (LOSS) PER SHARE
      Basic                                      $  0.16                 $ 0.08                   $ (0.05)               $ (0.28)
                                                 =======                =======                  ========               ========
      Diluted                                    $  0.16                 $ 0.08                   $ (0.05)               $ (0.28)
                                                 =======                =======                  ========               ========

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING
      Basic                                    4,489,215              4,489,215                 4,489,215              4,489,215
                                              ==========             ==========                ==========              =========
      Diluted                                  4,522,039              4,489,714                 4,489,215              4,489,215
                                              ==========             ==========                ==========              =========



 See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Six Months Ended
                                                                                   June 30,
                                                                          2001               2000
                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (203,755)      $ (1,272,280)
Adjustments to reconcile net loss to net cash provided
      by (used in) operating  activities:
      Depreciation and amortization                                     2,304,910          2,286,699
      Deferred taxes and liabilities - net                                195,743            (21,328)
      Loss on sale of fixed assets                                          7,434              1,226

Change in assets and liabilities:
      Receivables                                                      (4,157,545)        (3,894,042)
      Inventories                                                      (9,348,879)       (13,711,063)
      Prepaid expenses                                                   (158,845)          (768,241)
      Other assets                                                         20,602           (413,304)
      Accounts payable                                                  2,598,861          8,315,069
      Accrued and other liabilities                                       309,344            710,814
                                                                   ---------------    ---------------

          Net cash used in operating  activities                       (8,432,130)        (8,766,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                 (452,772)        (2,426,429)
Proceeds from sale of fixed assets                                          6,498            185,483
                                                                   ---------------    ---------------

      Net cash used in investing activities                              (446,274)        (2,240,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long Term Debt                                           45,171,590         26,845,000
Payments on Long Term Debt                                            (36,958,125)       (16,816,578)
                                                                   ---------------    ---------------

      Net cash provided by financing activities                         8,213,465         10,028,422
                                                                   ---------------    ---------------


DECREASE IN CASH AND CASH EQUIVALENTS                                    (664,939)          (978,974)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                     2,117,994          2,330,324
                                                                   ---------------    --------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                         $ 1,453,055      $   1,351,350
                                                                   ===============    ==============



See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES


   NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      INTERIM FINANCIAL REPORTING

        In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for year ended December 31, 2000.

        Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

2.      INVENTORIES

        Inventories are comprised of the following:

                                                      June 30,       December 31,      June 30,
                                                        2001             2000            2000
                                                        ----             ----            ----
Raw materials                                      $ 6,791,263      $ 5,043,839      $ 9,755,977
Work-in Process                                      2,969,247        1,288,960        4,918,058
Manufactured finished good                          29,369,379       23,604,593       28,771,644
Factory outlet finished goods                        2,814,227        2,438,398        3,048,561
Reserve for obsolescence or
     lower of cost or market                          (560,000)        (340,553)        (210,110)
                                                  -------------    -------------   --------------

Total                                             $ 41,384,116     $ 32,035,237     $ 46,284,130
                                                  =============    =============   ==============

-


3.      SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and Federal, state and local income taxes was as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                         2001                    2000
                                                         ----                    ----

           Interest                                  $1,279,884              $1,188,114
                                                     ==========              ==========

           Federal, state and local
               income taxes                          $   77,348              $   86,725
                                                     ==========              ==========

        Accounts payable at June 30, 2001 and December 31, 2000 include a total of $1,968 and $12,098, respectively, relating to the purchase of fixed assets.

4.      PER SHARE INFORMATION

        Basic earnings per share (EPS) is computed by dividing net income (loss) applicable to common shareholders by the basic weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

        A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and six months ended June 30, 2001 and 2000 is as follows:




                                                   Three Months Ended                           Six Months Ended
                                                        June 30,                                    June 30,
                                               2001                2000                   2001                 2000
                                               ----                ----                   ----                 ----
Basic Weighted average
      shares outstanding                   4,489,215            4,489,215              4,489,215            4,489,215

Diluted securities:
      Stock options                           32,824                  499                      -                    -
                                          ----------           ----------             ----------           ----------

Diluted Weighted average
      shares outstanding                   4,522,039            4,489,714              4,489,215            4,489,215
                                          ==========           ==========             ==========           =========


5.      PENDING FINANCIAL ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial

        Accounting Standards No. 141, "Business Combinations," to establish accounting and reporting requirements for business combinations. Previously, the purchase method or the pooling method of accounting for business combinations was acceptable depending on certain criteria being met or not. This new standard requires the use of the purchase method of accounting for all business combinations. This statement is effective for the Company beginning June 20, 2001. The Company is currently assessing the impact of SFAS No. 141, and the Company does not anticipate this statement to have a material effect on its results of operations and its financial position.

        Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the fiscal year beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 142, and the Company does not anticipate this statement to have a material effect on its results of operations and its financial position.

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

                                                          PERCENTAGE OF NET SALES
                                       Three Months Ended                        Six Months Ended
                                            June 30,                                  June 30,
                                     2001             2000                     2001             2000
                                     ----             ----                     ----             ----

Net Sales                               100.0%           100.0%                   100.0%           100.0%
Cost of Goods Sold                       72.0%            76.3%                    75.5%            76.5%
                                 --------------   --------------           --------------   --------------
Gross Margin                             28.0%            23.7%                    24.5%            23.5%
Selling, General and
      Administrative Expenses            21.4%            19.9%                    22.9%            25.7%
                                 --------------   --------------           --------------   --------------
Income (Loss) from Operations             6.6%             3.8%                     1.6%            (2.2%)
                                 ==============   ==============           ==============   ==============



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2000

Net Sales

Net Sales decreased $1,107,968, or 4.8%, to $22,006,132 for the quarter ended June 30, 2001 compared to $23,114,100 for the same period a year ago. The decline was primarily due to lower sales in the rugged outdoor and casual footwear categories, and, to a lesser extent, occupational footwear sales. A higher percentage of rugged outdoor orders are scheduled for shipment in the third quarter this year, at the beginning of the fall and winter selling season, compared to prior years. Casual footwear sales were below the same period a year ago due to the Company's reduced emphasis on this category. Net sales for the second quarter 2001 benefited from initial shipments of Intermediate Cold Wet
(ICW) military boots, pursuant to a contract with the U.S. Government, and sales of Wild Wolf(TM) by ROCKY(R), which were introduced in third quarter 2000. The Company's prices are slightly higher than the previous year. This increase was in response to raw material increases and growing strength of the ROCKY brand.

Gross Margin

Gross margin increased $680,402, or 12.4%, to $6,152,129 for the quarter ended June 30, 2001 compared to $5,471,727 for the same period in 2000. As a percentage of net sales, gross margin was 28.0% this year compared to 23.7% a year ago. The increase in gross margin was primarily attributable to generally higher selling prices, improved operational efficiency, and a higher proportion of sourced footwear sales during second quarter 2001, as the Company continues its efforts to reduce manufacturing costs and improve its sourced product cost structure. The Company has also maintained more flexible manufacturing schedules and improved inventory management this year, which contributed to the increase in gross margin for second quarter 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $103,787, or 2.3%, to $4,691,982 for the quarter ended June 30, 2001 compared to $4,588,195 for the same period a year ago. As a percentage of net sales, SG&A increased to 21.4% versus 19.9% a year ago. This increase was primarily the result of increased co-op advertising, fringe benefits (due to increased accruals for pensions and anticipated performance incentives) and professional services. SG&A continued to benefit from reductions in many areas of operations including salaries and wages, commissions, and bad debt expenses. The Company is realizing increased efficiencies from its finished goods distribution center, which was completed in 2000. Ongoing cost control programs initially implemented in 2000 are expected generate additional reductions for the remainder of the year.

Interest Expense

Interest expense increased $159,023, or 34%, to $632,685 in the quarter ended June 30, 2001 compared to $473,662 the prior year. The Company benefited from lower outstanding balances and interest rates during second quarter 2001. Interest expense in the second quarter of 2000 was impacted by a $295,000 reduction in interest expense due to the termination of an interest rate swap agreement. The Company's funded debt decreased 18.4% to $35,729,114 at June 30, 2001 versus $43,805,237 a year ago due to reductions to inventories, accounts receivable and capital expenditures.

Income Taxes

Income taxes for the three months ended June 30, 2001 increased to $272,164 compared to $138,139 for the same period a year ago. The Company's effective tax rate of 27.9% for the three months ended June 30, 2001 compares with an effective tax rate of 28.6% for the same period last year and reflects lower tax rates in Puerto Rico.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Net Sales

Net sales for the six months ended June 30, 2001 decreased $175,106 or 0.5% to $38,070,027 versus $38,245,133 for the same period a year ago. The decrease in net sales is a result of reduced shipments of rugged outdoor, casual, and occupational footwear partially offset by increased sales of Wild Wolf(R) by Rocky(R) and Intermediate Cold Weather military boots. The Company's prices are slightly higher than the previous year. This increase was in response to raw material increases and growing strength of the ROCKY brand.

Gross Margin

Gross margin for the six months ended June 30, 2001 increased $314,794, to $9,319,203 versus $9,004,409 for the same period a year ago. As a percentage of net sales, gross margin was 24.5% in the first half of 2001 versus 23.5% for the same period a year ago. The increase in gross margin was primarily attributable to generally higher selling prices and improved operational efficiency as the Company continues its efforts to reduce manufacturing costs and improve its sourced product cost structure. Start-up costs associated with production of Intermediate Cold Wet (ICW) military boots, under a contract awarded earlier this year, impacted gross margin during the first three months of 2001. Production began sooner than initially expected and included higher initial orders.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the six months ended June 30, 2001 were $8,700,481 compared with $9,864,027 for the same period a year ago. As a percentage of net sales, SG&A was 22.9% in the first half of 2001 versus 25.8% for the same period in 2000. The decrease is attributable to across the board efforts to reduce SG&A expenses. Specifically significant were reductions in commissions, salaries and wages, and bad debts. Partially offsetting these cost reductions were increased expenses relating to co-op advertising, fringe benefits and professional fees. The Company is realizing increased efficiencies from its finished goods distribution center, which was completed in 2000. Ongoing cost control programs initiated in 2000 are expected generate additional reductions for the remainder of the year.

Interest Expense

Interest expense for the six months ended June 30, 2001 increased $80,061 or 7.1% to $1,211,782 versus $1,131,721 for the same period a year ago. The Company benefited from lower outstanding balances and interest rates during second quarter 2001, which were offset by a $295,000 reduction in second quarter 2000 interest expense due to the termination of an interest rate swap agreement. The Company's funded debt decreased 18.4% to $35,729,114 at June 30, 2001 versus $43,805,237 a year ago.

Income Taxes

Income tax benefit decreased to $109,278 for the six months ended June 30, 2001 from $539,000 for the comparable period last year. The Company's effective tax benefit rate of 34.9% for the first half of 2001 compares with 29.8% for the same period last year. The income tax benefit for the first half of 2001 and 2000 was primarily generated from the Company's domestic operations.

Liquidity and Capital Resources

The Company has principally funded working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of new styles of footwear. At June 30, 2001, the Company had working capital of $51,823,622 versus $50,200,965, at December 31, 2000.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $50,000,000. As a result of the limitations on its maximum borrowing amount at June 30, 2001, the Company has borrowed $28,920,905 against its currently available line of credit of $35,832,899.

The Company's cash flow used in operations decreased to $8,432,130 in first half of 2001 from $8,766,450 for the same period in the prior year. The period over period comparison reflects a smaller net loss and a smaller increase in accounts payable, which was substantially offset by higher accounts receivable and inventories. All of the responsible balance sheet fluctuations are normal and reflect the seasonal nature of the Company's business.

Inventory was 10.6% lower at $41,384,116 on June 30, 2001 versus $46,284,130 as of the same date last year. Controlled production schedules during the past year combined with improved inventory management contributed to the favorable comparison. The current level of inventory reflects production activities consistent with the significant backlog at June 30, 2001 for the fall and winter seasons.

The principal use of cash flows in investing activities for the first six months of 2001 and 2000 has been for investment in property, plant, and equipment. In the first half of 2001, property, plant, and equipment expenditures were approximately $453,000 versus $2,426,000 for the same period in 2000. The reduction resulted from decreased needs for capital expenditures due to completion of the Company's finished goods distribution center in January 2000 and increased production of sourced footwear from the Far East. It is anticipated that capital expenditures for fiscal 2001 will be approximately $1.2 million compared with $3.1 million last year. The Company's capital expenditure requirements for the foreseeable future are expected to remain below prior years due to the recent completion of all currently planned capital expansion projects and the continuing trend toward increased sales of sourced footwear as a percentage of the Company's total net sales.

The Company's cash flows from financing activities reflect the increases and decreases in borrowings under its revolving credit facility and long-term mortgage facility to finance working capital requirements and other operating capital expenditures.

Capital expenditures for 2001 are expected to be approximately $1,200,000, which is a reduction from prior estimates of $1,800,000. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 2001 through available cash on hand, additional long-term borrowings under its existing bank agreements and operating cash flows.

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

The foot and mouth epidemic in Europe resulted in sharply higher prices for leather earlier this year. As of June 30, 2001, sufficient supply commitments are in place at fixed prices to take care of firm orders for delivery later this year. Concerns about the future impact on the availability and price of leather due to this epidemic decreased significantly during second quarter 2001.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management. Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, the Company's business and financial results in the future and could cause actual results to differ materially from plans and projections. Although the Company and its management believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements contained herein, the inclusion of such information should not be regarded as a representation by the Company, its management or any other person that the Company's objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

            None

Item 3. Defaults Upon Senior Securities.

            None

Item 4. Submission of Matters to a Vote of Security Holders.

        The 2001 Annual Meeting of Shareholders was held on May 23, 2001, and the following proposals were acted upon:

        Proposal 1:     The election of Class I Directors of the Company, to
                        serve until the 2003 Annual Meeting of Shareholders or until their successors are elected and qualified:

                                                               Number of Shares Voted
                                    -----------------------------------------------------------------------------
                                              FOR                     WITHHOLD                    TOTAL
                                                                      AUTHORITY
                                    ----------------------  --------------------------  -------------------------
Mike Brooks                                 3,929,147                  71,100                   4,000,247
                                    ----------------------  --------------------------  -------------------------
Glenn E. Corlett                            3,992,957                   7,290                   4,000,247
                                    ----------------------  --------------------------  -------------------------
Stanley I. Kravetz                          3,994,347                   5,900                   4,000,247
                                    ----------------------  --------------------------  -------------------------
James L. Stewart                            3,737,359                  262,888                  4,000,247



        Proposal 2:     To ratify appointment of Deloitte & Touche LLP to serve
                        as the Company's independent public accountants for the fiscal year ending December 31, 2001.

                                           Number of Shares Voted
----------------------------------------------------------------------------------------------------------------

              FOR                        AGAINST                     ABSTAINED                     TOTAL
----------------------------  ---------------------------  ----------------------------  -----------------------
           3,994,177                      4,470                       1,600                    4,000,247

----------------------------------------------------------------------------------------------------------------



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

                                    ROCKY SHOES & BOOTS, INC.


Date:    August 14, 2001            /s/ David Fraedrich
                                    --------------------------------------------
                                    David Fraedrich, Senior Vice President and
                                    Treasurer *
                                    (Principal Financial and Accounting Officer)



* In his capacity as Senior Vice President and Treasurer, Mr. Fraedrich is duly authorized to sign this report on behalf of the Registrant.