Form 10-Q
period 2001-09-30
ROCKY SHOES & BOOTS INC
filed 2001-11-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934


       For Quarter Ended                            Commission File Number:
      SEPTEMBER 30, 2001                                    0-21026


                          ROCKY SHOES & BOOTS, INC.
                          -------------------------
            (Exact name of registrant as specified in its charter)


             OHIO                                     31-1364046
             ----                                     ----------
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

   4,489,215 common shares, no par value, outstanding at November 13, 2001

                  ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                              PAGE
PART I. FINANCIAL INFORMATION                                                NUMBER
   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 2001 and 2000 (Unaudited) and December
           31, 2000                                                               3

           Unaudited Condensed Consolidated Statements of
           Operations For the Three Months and Nine Months
           Ended September 30, 2001 and 2000                                      4

           Unaudited Condensed Consolidated Statements of Cash
           Flows For the Nine Months Ended September 30, 2001 and 2000            5

           Notes to Interim Unaudited Condensed Consolidated
           Financial Statements                                               6 - 9

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10 - 16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk            17

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                    18

   Item 2. Changes in Securities and Use of Proceeds                            18

   Item 3. Defaults Upon Senior Securities                                      18

   Item 4. Submission of Matters to a Vote of Security Holders                  18

   Item 5. Other Information                                                    18

   Item 6. Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                      19

EXHIBIT INDEX                                                                   20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,    December 31,      September 30,
                                                       2001             2000              2000
                                                     Unaudited                         Unaudited
                                                   ------------     ------------     ------------
ASSETS:

CURRENT ASSETS:
      Cash and cash equivalents                      $2,553,804       $2,117,994       $1,925,013
      Trade receivables - net                        34,716,895       18,055,881       39,366,729
      Other receivables                               2,351,058        2,956,900        3,852,011
      Inventories                                    37,899,594       32,035,237       42,162,237
      Deferred income taxes                             502,722          536,012        1,017,331
      Prepaid expenses                                1,498,935        1,295,287        1,816,021
                                                   ------------     ------------     ------------
          Total current assets                       79,523,008       56,997,311       90,139,342

FIXED ASSETS - net                                   21,541,734       24,330,319       25,379,126
OTHER ASSETS                                          4,602,196        4,723,542        2,512,903
                                                   ------------     ------------     ------------

TOTAL ASSETS                                       $105,666,938      $86,051,172     $118,031,371
                                                   ============     ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
      Accounts payable                               $3,538,230       $3,502,296      $13,062,373
      Current maturities - long term debt            17,845,423        1,070,374       12,595,188
      Accrued taxes - other                             683,637          560,537          609,112
      Accrued salaries and wages                      1,360,540          369,925          968,209
      Accrued restructuring charge                    1,300,000
      Accrued other                                   1,481,547        1,293,214          955,871
                                                   ------------     ------------     ------------
          Total current liabilities                  26,209,377        6,796,346       28,190,753

LONG TERM DEBT - less current maturities             26,095,736       26,445,276       38,146,201

DEFERRED LIABILITIES                                  1,760,214        2,483,878        1,474,595
                                                   ------------     ------------     ------------

TOTAL LIABILITIES                                    54,065,327       35,725,500       67,811,549

SHAREHOLDERS' EQUITY:

Common stock, no par value;
      10,000,000 shares authorized; issued and
      outstanding September 30, 2001,
        December 31, 2000,
      and September 30, 2000 - 4,489,215             35,284,159       35,284,159       35,284,159
Retained earnings                                    16,317,452       15,041,513       14,935,663
                                                   ------------     ------------     ------------


          Total shareholders' equity                 51,601,611       50,325,672       50,219,822
                                                   ------------     ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $105,666,938      $86,051,172     $118,031,371
                                                   ============      ===========     ============


See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended                 Nine Months Ended
                                         September   30,                     September 30,
                                    2001               2000              2001              2000
                                    ----               ----              ----              ----
NET SALES                         $38,490,267       $37,230,069       $76,560,294       $75,475,202

COST OF GOODS SOLD                 28,685,843        28,485,904        57,436,667        57,726,628
                                 ------------      ------------      ------------      ------------

GROSS MARGIN                        9,804,424         8,744,165        19,123,627        17,748,574

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES         5,723,654         5,893,851        14,424,135        15,757,878
RESTRUCTURING CHARGE                1,300,000                --         1,300,000                --
                                 ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS              2,780,770         2,850,314         3,399,492         1,990,696

OTHER INCOME AND (EXPENSES):
    Interest expense                 (764,539)       (1,197,902)       (1,976,321)       (2,329,623)
    Other - net                        50,097           146,060           330,124           326,119
                                 ------------      ------------      ------------      ------------
        Total other - net            (714,442)       (1,051,842)       (1,646,197)       (2,003,504)

INCOME (LOSS) BEFORE INCOME
    TAXES                           2,066,328         1,798,472         1,753,295           (12,808)

INCOME TAX (BENEFIT) EXPENSE          586,634           535,500           477,356            (3,500)
                                 ------------      ------------      ------------      ------------

NET INCOME (LOSS)                  $1,479,694        $1,262,972        $1,275,939           $(9,308)
                                 ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE
    Basic                               $0.33             $0.28             $0.28            $(0.00)
                                 ============      ============      ============      ============
    Diluted                             $0.32             $0.28             $0.28            $(0.00)
                                 ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING
    Basic                           4,489,215         4,489,215         4,489,215         4,489,215
                                 ============      ============      ============      ============
    Diluted                         4,564,929         4,489,921         4,540,675         4,489,215
                                 ============      ============      ============      ============

See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                         2001              2000
                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $1,275,939           $(9,308)
Adjustments to reconcile net income (loss) to net
    cash used in operating  activities:
    Depreciation and amortization                        3,381,738         3,492,468
    Deferred income taxes and liabilities                 (690,374)          163,005
    Loss on sale of fixed assets                           123,040               667

Change in assets and liabilities:
    Receivables                                        (16,055,172)      (19,278,758)
    Inventories                                         (5,864,357)       (9,589,170)
    Prepaid expenses                                      (203,648)         (593,107)
    Other assets                                            90,972          (419,282)
    Accounts payable                                        45,275        10,870,452
    Accrued and other liabilities                        2,602,048           645,485
                                                      ------------      ------------

       Net cash used in operating  activities          (15,294,539)      (14,717,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                  (701,658)       (2,692,107)
Proceeds from sale of fixed assets                           6,498            39,770
                                                      ------------      ------------

    Net cash used in investing activities                 (695,160)       (2,652,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                            76,046,760        81,725,969
Payments on long term debt                             (59,621,251)      (64,761,395)
                                                      ------------      ------------

    Net cash provided by financing activities           16,425,509        16,964,574
                                                      ------------      ------------


INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                435,810          (405,311)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                      2,117,994         2,330,324
                                                      ------------      ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                           $2,553,804        $1,925,013
                                                      ============      ============



See notes to the interim unaudited condensed consolidated financial statements.

                                  ROCKY SHOES & BOOTS, INC.
                                       AND SUBSIDIARIES


   NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      INTERIM FINANCIAL REPORTING

        In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for the year ended December 31, 2000.

        Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

2.      INVENTORIES

        Inventories are comprised of the following:



                                    September 30,     December 31,      September 30,
                                       2001              2000              2000
                                       ----              ----              ----
Raw materials                       $5,504,761        $5,043,839        $6,794,388
Work-in Process                      2,335,945         1,288,960         2,202,892
Finished goods                      27,640,253        23,604,593        30,037,034
Factory outlet finished goods        2,579,635         2,438,398         3,468,476
Reserve for obsolescence or
     lower of cost or market          (161,000)         (340,553)         (340,553)
                                  ------------      ------------      ------------

Total                              $37,899,594       $32,035,237       $42,162,237
                                  ============      ============      ============

3.      SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and Federal, state and local income taxes was as follows:

                                   Nine Months Ended
                                    September 30,
                                2001            2000

Interest                       $2,001,117      $2,386,016
                               ==========      ==========

Federal, state and local
    income taxes (refund)         $77,348     $(2,020,726)
                                  =======     ===========

        Accounts payable at September 30, 2001 and December 31, 2000 include a total of $2,757 and $12,098, respectively, relating to the purchase of fixed assets.

4.      RESTRUCTURING CHARGE

        On September 17, 2001, the Company announced a Board of Directors approved strategic restructuring of the Company's manufacturing operations resulting in a charge of $1,300,000. The restructuring charge is an estimate and final amount could differ from the estimate. As a result, the Company will close its Nelsonville, Ohio manufacturing facility and move the production capacity to its subsidiary operation in Puerto Rico. The restructuring activities are expected to be predominately completed during fourth quarter 2001 and first quarter 2002.

        The following table summarizes the pretax restructuring charge recorded in the condensed consolidated statement of operations for the three month and nine month periods ended September 30, 2001:

Employee termination:
       Severance and related charges                                   $425,000
       Curtailment of pension liability
         for terminated employees
                                                                        300,000
Fixed asset impairment                                                  310,000
Unexpired lease obligation                                               90,000
Other non-recurring expenses                                            175,000
                                                                     ----------
Total restructuring charge                                           $1,300,000
                                                                     ==========


        Fixed asset impairment charges consist of write-down to fair market value less costs to sell machinery and equipment and leasehold improvements that will not be held in service after the plant closing. The unexpired lease obligation consists of the remaining term on the lease of the Nelsonville, Ohio manufacturing facility.

        Other non-recurring expenses include legal, accounting, and actuarial costs, costs to disassemble bottoming machinery, and the cost to ship raw material inventory from Nelsonville, Ohio to Puerto Rico.

        The restructuring charge ($845,000 after tax) resulted in a reduction of $0.18 per share for the three-month and nine-month periods ended September 30, 2001.

        As of September 30, 2001, the workforce terminations related to the Nelsonville plant closing are scheduled for November 2001.

5.      PER SHARE INFORMATION

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

        A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and nine months ended September 30, 2001 and 2000 is as follows:


                                Three Months Ended         Nine Months Ended
                                 September 30,                 September  30,
                               2001          2000          2001          2000
                               ----          ----          ----          ----
Basic Weighted average
    shares outstanding       4,489,215     4,489,215     4,489,215     4,489,215

Diluted securities:
    Stock options               75,714           706        51,460            --
                             ---------     ---------     ---------     ---------

Diluted Weighted average
    shares outstanding       4,564,929     4,489,921     4,540,675     4,489,215
                             =========     =========     =========     =========


6.      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," to establish accounting and reporting requirements for business combinations. Previously, the purchase method or the pooling method of accounting for business combinations was acceptable depending on certain criteria being met. This new standard requires the use of the purchase method of accounting for all business combinations. This statement is effective for the Company beginning June 20, 2001. The Company is currently assessing the impact of SFAS No. 141, and does not anticipate this statement to have a material effect on its results of operations or financial position.

        Additionally the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in July 2001. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.

        This statement is effective for the Company for the fiscal year beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 142, and the Company does not anticipate this statement to have a material effect on its results of operations or financial position.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, obligations that meet the definition of a liability will be recognized consistently with the retirement of the tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143 and does not anticipate this statement will have a material effect on its results of operations and financial position.

        In August 2001, the FASB issued SFAS no. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, two accounting models existed for long-lived assets to be disposed of. The Board decided to establish a single accounting model based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 144, and does not anticipate this statement will have a material effect on its results of operations and financial position.

7.      SUBSEQUENT EVENT

        In November 2001, the Company obtained a preliminary estimate of its pension liability for both of its defined benefit pension plans covering union and non union employees in Ohio and Puerto Rico. SFAS No. 87, "Employees Accounting for Pensions" generally requires the Company to recognize a minimum liability in instances in which a plan's accumulated benefit obligation exceeds the fair value of plan assets. In addition, if the additional minimum liability required to be recognized exceeds the unrecognized prior service cost, the excess shall be recorded as a reduction of Shareholders' Equity. The Company will record approximately $850,000 net of taxes in fourth quarter 2001 as a reduction in equity due primarily to the lower than expected investment returns from the assets of the Company's pension plans.

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

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                    2001        2000        2001        2000
                                    ----        ----        ----        ----

Net Sales                          100.0%      100.0%      100.0%      100.0%
Cost of Goods Sold                  74.5%       76.5%       75.0%       76.5%
                                   -----       -----       -----       -----
Gross Margin                        25.5%       23.5%       25.0%       23.5%
SG&A expenses (including
   restructuring charge in 2001)    18.3%       15.8%       20.6%       20.9%
                                   -----       -----       -----       -----
Income from Operations               7.2%        7.7%        4.4%        2.6%
                                   =====       =====       =====       =====


Excluding the $1,300,000 third quarter 2001 restructuring charge, SG&A expenses were 14.9% and 18.8% of net sales, respectively, for the three months and nine months ended September 30, 2001. Income from operations was 10.6% and 6.2%, respectively, for third quarter 2001 and the year-to-date period excluding the restructuring charge.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales

Net Sales increased $1,260,198, or 3.4%, to $38,490,267 for the quarter ended September 30, 2001 compared to $37,230,069 for the same period a year ago. Net sales for the third quarter 2001 benefited from shipments of Intermediate Cold Wet military boots pursuant to a contract with the U.S. Government. Net sales of rugged outdoor footwear, and, to a lesser extent, occupational footwear, were below the prior year. The Company's prices are slightly higher than the previous year. This increase was due principally to the growing strength of the ROCKY brand and raw material price increases.

Gross Margin

Gross margin increased $1,060,259, or 12.1%, to $9,804,424 for the quarter ended September 30, 2001 compared to $8,744,165 for the same period in 2000. As a percentage of net sales, gross margin was 25.5% this year compared to 23.5% a year ago. Among the factors contributing to the increase in gross margin were generally higher selling prices and additional sales of higher margin sourced footwear. Sourced footwear sales increased to 46.9% of third quarter 2001 net sales from 39.0% of third quarter 2000 net sales. The Company has been improving inventory management and reducing manufacturing costs, which also contributed to the increase in gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased $170,197, or 2.9%, to $5,723,654 for the quarter ended September 30, 2001 compared to $5,893,851 for the same period a year ago. As a percentage of net sales, SG&A decreased to 14.9% from 15.8% a year ago. SG&A continued to benefit from reductions in many areas of operations including salaries and wages, commissions, and bad debt expenses. This decrease was partially offset by increased advertising, fringe benefits (due to increased accruals for pensions and anticipated performance incentives) and professional services. The Company is realizing increased efficiencies from its finished goods distribution center, which was completed in 2000. Ongoing cost control programs initially implemented in 2000 are expected to generate additional reductions for the remainder of the year.

Restructuring Charge

On September 17, 2001, the Company announced a Board of Directors approved strategic restructuring of its manufacturing operations resulting in a pretax charge of $1,300,000. The restructuring charge is an estimate and the final amount could differ from the estimate. As a result, the Company will close its Nelsonville, Ohio manufacturing facility and move the production capacity to its subsidiary operation in Puerto Rico. The restructuring activities are expected to be predominately completed during fourth quarter 2001 and first quarter 2002.

The charge for the realignment of manufacturing operations is expected to be offset by anticipated savings, including employee expenses, fixed costs, and inventory carrying costs, within 15 months after manufacturing operations cease at its Nelsonville facility.

The single largest amount of the $1,300,000 restructuring charge is for employee related costs for the 67 affected associates, as well as certain operating expenses and other costs to complete the shift in manufacturing.

The following table summarizes the pretax restructuring charge recorded in the condensed consolidated statement of operations for the three month and nine month periods ended September 30, 2001:

Employee termination:
       Severance and related charges                                   $425,000
       Curtailment of pension liability for terminated
       employees                                                        300,000
Fixed asset impairment                                                  310,000
Unexpired lease obligation                                               90,000
Other non-recurring expenses                                            175,000
                                                                     ----------

Total restructuring charge                                           $1,300,000
                                                                     ==========



Employee termination costs include severance, related employment taxes, placement services and pension funding for voluntary and involuntary employee terminations related to 67 employees.

Fixed asset impairment charges consists of write-down to fair market value less costs to sell of machinery and equipment and leasehold improvements which will not be held in service after the plant closing. The unexpired lease obligation consists of the remaining term on the lease of the Nelsonville, Ohio manufacturing facility.

Other non-recurring expenses include legal, accounting, and actuarial costs, costs to disassemble bottoming machinery, and the cost to ship raw material inventory from Nelsonville, Ohio to Puerto Rico.

The restructuring charge ($845,000 after tax) resulted in a reduction of $0.18 per share for the three-month and nine-month periods ended September 30, 2001.

Interest Expense

Interest expense decreased $433,363, or 36.2%, to $764,539 in the quarter ended September 30, 2001 compared to $1,197,902 the prior year. The Company benefited from lower outstanding balances and interest rates during third quarter 2001. The Company's funded debt decreased 13.4% to $43,941,159 at September 30, 2001 versus $50,741,389 a year ago due to reductions to inventories, accounts receivable and capital expenditures.

Income Taxes

Income taxes for the three months ended September 30, 2001 increased to $586,634 compared to $535,500 for the same period a year ago. The Company's effective tax rate of 28.3% for the three months ended September 30, 2001 compares with an effective tax rate of 29.7% for the same period last year and reflects lower tax rates in Puerto Rico.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales

Net sales for the nine months ended September 30, 2001 increased $1,085,092 or 1.4% to $76,560,294 versus $75,475,202 for the same period a year ago. Net sales primarily continued to benefit from shipments of Intermediate Cold Wet military boots, pursuant to a contract with the U.S. Government. Partially offsetting the positive effects of this contract were lower sales in the rugged outdoor and occupational footwear categories. The Company's prices are slightly higher than the previous year. This increase was due principally to the growing strength of the ROCKY brand and raw material price increases.

Gross Margin

Gross margin for the nine months ended September 30, 2001 increased $1,375,053 to $19,123,627 versus $17,748,574 for the same period a year ago. As a percentage of net sales, gross margin was 25.0% in the first nine months of 2001 versus 23.5% for the same period a year ago. Factors contributing to the increase in gross margin were generally higher selling prices and additional sales of higher margin sourced footwear. Sourced footwear sales increased to 40.9% of the first nine months 2001 net sales from 35.1% last year. The Company has been improving inventory management and reducing manufacturing costs, which also contributed to the increase in gross margin.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the nine months ended September 30, 2001 were $14,424,135 compared with $15,757,878 for the same period a year ago. As a percentage of net sales, SG&A was 18.8% through September 30, 2001 versus 20.9% for the same period in 2000. The decrease is attributable to across the board efforts to reduce SG&A expenses, which included significant reductions in commissions, salaries and wages, and bad debts. Partially offsetting these cost reductions were increased expenses relating to advertising, fringe benefits (due to increased accruals for pensions and anticipated performance incentives) and professional fees. The Company is realizing increased efficiencies from its finished goods distribution center, which was completed in 2000. Ongoing cost control programs initiated during 2000 and 2001 are expected to generate additional reductions for the remainder of the year.

Interest Expense

Interest expense for the nine months ended September 30, 2001 decreased $353,302 or 15.2% to $1,976,321 versus $2,329,623 for the same period a year ago. The Company benefited from lower outstanding balances and interest rates during the nine months ended September 30, 2001, which were partially offset by a $295,000 reduction in second quarter 2000 interest expense due to the termination of an interest rate swap agreement. The Company's funded debt decreased 13.4% to $43,941,159 at September 30, 2001 versus $50,741,389 a year ago due to reductions to inventories, accounts receivable and capital expenditures.

Income Taxes

Income taxes for the nine months ended September 30, 2001 increased to $477,356 compared to an income tax benefit of $3,500 for the same period a year ago. The Company's effective tax rate of 27.2% for the nine months ended September 30, 2001 compares with an effective tax benefit rate of 27.3% for the same period last year and reflects lower tax rates in Puerto Rico.

Liquidity and Capital Resources

The Company has principally funded working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory because of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of new styles of footwear. At September 30, 2001, the Company had working capital of $53,313,631 versus $50,200,965, at December 31, 2000.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $50,000,000. As of September 30, 2001, the Company had borrowed $37,359,458 against its currently available line of credit of $43,534,129.

The Company's cash flow used in operations increased to $15,294,539 in the first nine months of 2001 from $14,717,548 for the same period in the prior year. The period over period comparison reflects net income of $1,275,939 this year versus a net loss $9,308 last year, and a smaller increase in accounts payable. These amounts were substantially offset by higher accounts receivable and inventories. All of the responsible balance sheet fluctuations are normal and reflect the seasonal nature of the Company's business.

Inventory declined 10.1% to $37,899,594 on September 30, 2001 versus $42,162,237 as of the same date last year. Controlled production schedules during the past year combined with improved inventory management contributed to the favorable comparison. The current level of inventory combined with anticipated production during the fourth quarter is considered sufficient to meet anticipated demand for the remainder of the year.

The principal use of cash flows in investing activities for the first nine months of 2001 and 2000 has been for investment in property, plant, and equipment. In the first nine months of 2001, property, plant, and equipment expenditures were approximately $702,000 versus $2,692,000 for the same period in 2000. The reduction resulted from decreased needs for capital expenditures due to completion of the Company's finished goods distribution center in January 2000 and increased production of sourced footwear from the Far East. It is anticipated that capital expenditures for fiscal 2001 will not exceed $1.2 million compared with $3.1 million last year. The Company's capital expenditure requirements for the foreseeable future are expected to remain below prior years due to the recent completion of all currently planned capital expansion projects and the continuing trend toward increased sales of sourced footwear as a percentage of the Company's total net sales.

The Company's cash flows from financing activities reflect the increases and decreases in borrowings under its revolving credit facility and long-term mortgage facility to finance working capital requirements and other operating capital expenditures.

The Company believes it will be able to finance such future capital requirements and meet operating expenditure requirements in 2001 through available cash on hand, additional long-term borrowings under its existing bank agreements, and operating cash flows.

The majority of expenditures planned for 2001 are costs associated with production or sourcing of new styles of footwear and replacement of machinery, equipment, and in-store displays.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management. Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect the Company's business and financial results and cause actual results to differ materially from plans and projections. Although the Company and its management believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements contained herein, the inclusion of such information should not be regarded as a representation by the Company, its management or any other person that the Company's objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

                                          ROCKY SHOES & BOOTS, INC.


Date:   November 14, 2001                 /s/ James E. McDonald
                                          -----------------------------------
                                          James E. McDonald, Vice President and
                                          Chief Financial Officer*



* In his capacity as Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.