Form 10-K405
period 2001-12-31
ROCKY SHOES & BOOTS INC
filed 2002-03-28
CIK 895456

                                    FORM 10-K
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                   For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO []

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $28,011,583 on March 19, 2002.

         There were 4,498,965 shares of the Registrant's Common Stock outstanding on March 19, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

                                     PART I

ITEM 1.  BUSINESS.

         Rocky Shoes & Boots, Inc. has two subsidiaries: Five Star Enterprises Ltd. ("Five Star"), a Cayman Islands corporation, which operates a manufacturing facility in La Vega, Dominican Republic, and Lifestyle Footwear, Inc. ("Lifestyle"), a Delaware corporation, which operates a manufacturing facility in Moca, Puerto Rico. Unless the context otherwise requires, all references to "Rocky" or the "Company" include Rocky Shoes & Boots, Inc. and its subsidiaries.

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

         Most of the Company's footwear is manufactured in the Company's facilities located in the Dominican Republic and Puerto Rico, and the balance of the footwear is sourced from factories in the Far East. The Company's footwear is distributed nationwide and in Canada from the Company's finished goods distribution facility located near Logan, Ohio.

         In September 2001, the Board of Directors approved a plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company moved the footwear manufacturing operations at the Nelsonville, Ohio factory to the Company's factory in Puerto Rico. The restructuring plan was completed in fourth quarter of 2001.

         In the past, the Company has benefited from a relatively low effective tax rate. Rocky Inc. and its wholly-owned subsidiary doing business in Puerto Rico, Lifestyle, are subject to U.S. Federal income taxes; however, the Company's income earned in Puerto Rico is allowed favorable tax treatment under
Section 936 of the Internal Revenue Code if conditions as defined therein are met. Five Star is incorporated in the Cayman Islands and conducts its operations in a "free trade zone" in the Dominican Republic and, accordingly, is currently not subject to Cayman Islands or Dominican Republic income taxes. Thus, the Company is not subject to foreign income taxes. As of December 31, 2001, a provision has not been made for U.S. taxes on the accumulated undistributed earnings of Five Star through December 31, 2001 of approximately $5,309,000 that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings of Five Star in operations and facilities outside of the United States.

         The Company operates in one financial reporting segment, footwear. The footwear segment has several major product lines. Financial information, including revenues, pre-tax income, and assets are included in the consolidated financial statements.

         ROCKY(R) is a federally registered trademark of Rocky Shoes & Boots, Inc. This report also refers to trademarks of corporations other than the Company. See "Business - Patents, Trademarks and Trade Names."

STRATEGY

         The Company's objective is to design, supply and market innovative, high performance, branded footwear and accessory products that enhance shareholder value while improving the quality of life of our employees, customers and the communities in which we operate. Key elements of the Company's strategy are as follows:

         Leverage the ROCKY Brand. The Company believes the ROCKY brand has become a recognizable and established name for performance and quality conscious consumers in the rugged outdoor and occupational segments of the men's footwear market. The Company intends to continue leveraging ROCKY with emphasis on the occupational shoe market and complementary products, such as socks and accessories in an effort to increase brand recognition.

         Build customer and consumer relationships. The Company believes it can improve customer and consumer relationships through innovative sales and marketing methods. These enhanced relationships will enable the Company to better understand and satisfy our customer's and consumer's needs.

         Maximize benefit of current infrastructure. The Company believes it must more extensively utilize the recent significant investments made in distribution and information systems. These systems will enable the Company to better service its customers in a more cost efficient manner.

         Focus future investment. The Company believes it needs to continue as the leader in design and engineering of new and innovative products and to focus future investments on achieving this goal.

         Expand Product Sourcing. The Company's sourced products represented approximately 41% of net sales in 2001. The Company sources products which are manufactured to its specifications from independent manufacturers in the Far East. This enables the Company to offer product for sale at price points that cannot generally be achieved with products manufactured in its own plants.

PRODUCT LINES

         The Company's product lines consist of rugged outdoor, occupational and casual footwear. ROCKY brand products emphasize quality, patented materials, such as GORE-TEX waterproof breathable fabric, CORDURA nylon fabric, CAMBRELLE cushioned lining and THINSULATE thermal insulation. The following table summarizes the Company's product lines:

                           RUGGED OUTDOOR         OCCUPATIONAL             CASUAL                  MILITARY
                           --------------         ------------             ------                  --------

TARGET MARKET.........  Hunters and outdoorsmen  Law enforcement and     Retail customers of        U.S. government
                                                 military personnel,     premium casual wear
                                                 security guards, postal
                                                 workers, paramedics,
                                                 industrial workers and
                                                 construction workers

SUGGESTED RETAIL
PRICE RANGE...........  $59 - 259                $69 - $179              $69 - $189                  NA

DISTRIBUTION CHANNELS. Sporting goods stores,    Retail uniform stores,  Independent retail stores,  U.S.   government supply chain
                       outdoor specialty stores, mail order catalogs,    sporting goods stores,
                       mail order catalogs,      specialty safety stores mail order catalogs and
                       independent retail stores                         sporting goods stores
                       and mass merchandisers

         Rugged Outdoor Footwear. Rugged outdoor footwear is the Company's largest product line, representing $56.6 million, or 54.7%, of Fiscal 2001 net sales. The Company's rugged outdoor footwear consists of all season sport/hunting boots that are typically waterproof and insulated and a line of rubber footwear. Rubber footwear was introduced by the Company in 1998 and consists of patterned and non-patterned camouflage knee boots, chest and hip waders and insulated cold weather pack boots. These products are designed to keep outdoorsmen comfortable in extreme conditions. Most of the Company's rugged outdoor footwear have outsoles which are designed to provide excellent cushioning and traction. Although Rocky's rugged outdoor footwear is regularly updated to incorporate new camouflage patterns, the Company believes its products in this category are relatively insensitive to changing fashion trends.

         Occupational Footwear. Occupational footwear, the Company's second largest product line, represented $27.1 million, or 26.2%, of Fiscal 2001 net sales. All occupational footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable and are typically worn by people who are required to spend a majority of their time at work on their feet. Several of the Company's occupational footwear products are similar in design to certain of the Company's rugged outdoor footwear styles, except the Company's occupational footwear is primarily black in color and features innersole support systems. This product category includes work/steel toe footwear designed for industrial, construction and manufacturing workers who demand leather work boots that are durable, flexible and comfortable.

         Military Footwear. Sales of military footwear were $8.9 million in Fiscal 2001, accounting for 8.7% of net sales. The military footwear are sold under contract to the U.S. government. While the Company may pursue future government contracts for military footwear, the current contract will be fulfilled during the first half of 2002.

         Casual Footwear. Sales of the Company's casual footwear were $4.4 million in Fiscal 2001, accounting for 4.3% of net sales. The Company's casual products target the upscale segment of the market and include well-styled, comfortable leather shoes of a variety of constructions, including traditional handsewn. Most of the Company's footwear in this segment is waterproof and highly functional for outdoor activity. The Company reduced its emphasis on the casual footwear segment beginning in Fiscal 2000. While continuing to offer high performance rugged casual footwear, the emphasis is on marketing this line through the traditional dealer base.

         Factory outlet stores. During 2001, the Company operated factory outlet stores in Nelsonville, Ohio and Westpoint, Mississippi. The Westpoint, Mississippi store was closed in July, 2001. Products principally include factory damaged goods and close-outs from the Company and Rocky licensed products. In addition, related products from other manufacturers are sold in the stores. For Fiscal 2001, net sales for factory outlet stores were $4.7 million, or 4.6% of the Company's total net sales.

         Other. The Company manufactures and/or markets a variety of accessories, including GORE-TEX waterproof oversocks, GORE-TEX waterproof booties, innersole support systems, foot warmers, laces and foot powder. GORE-TEX waterproof oversocks are sold under the ROCKY brand and as private label products. Sales of other products were $1.5 million in Fiscal 2001.

         Net Sales Composition. The following table indicates the percentage of net sales derived from each major product line and the factory outlet store for the periods indicated. Historical percentages may not be indicative of the Company's future product mix.

                                              Fiscal        Fiscal      Fiscal
                                               2001          2000        1999
                                               ----          ----        ----

Rugged outdoor ..........................      54.7%         60.4%        52.0%
Occupational ............................      26.2          27.3         30.4
Military ................................       8.7           -            -
Casual ..................................       4.3           6.0          9.1
Factory outlet stores....................       4.6           5.7          5.3
Other....................................       1.5           0.6          3.2
                                              -----         -----        -----
                                              100.0%        100.0%       100.0%
                                              =====         =====        =====

PRODUCT DESIGN AND DEVELOPMENT

         Product design and development are initiated both internally by the Company's development staff and externally by customers and suppliers. The Company's product development personnel, marketing personnel and sales representatives work closely together to identify opportunities for new styles, camouflage patterns, design improvements and the incorporation of new materials. These opportunities are reported to the Company's development staff which oversees the development and testing of the new footwear. The Company strives to develop products which respond to the changing needs and tastes of consumers.

SALES, MARKETING AND ADVERTISING

         The Company has developed comprehensive marketing and advertising programs to gain national exposure and create brand awareness for the ROCKY brand products in targeted markets. By creating strong brand awareness, the Company seeks to increase the general level of retail demand for its products, expand the customer base and increase brand loyalty. The Company's footwear is sold by more than 3,000 retail and mail order companies in the United States and Canada. No single customer accounted for more than 10% of the Company's revenues in Fiscal 2001. The Company believes the loss of any single customer would not have a material averse effect on the Company's financial position.

         The Company's sales and marketing personnel are responsible for developing and implementing all aspects of advertising and promotion of the Company's products. In addition, the Company maintains a network of exclusive sales representatives who sell the Company's products throughout the United States and in Canada. The Company has historically sold its products through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. Currently, the majority of the Company's sales force is comprised of exclusive sales representatives.

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

         The Company believes its long-term reputation for quality has increased awareness of the ROCKY brand. To further increase the strength of its brand, the Company has targeted the majority of its advertising efforts toward end consumers. A key component of this strategy includes advertising through cost-effective cable broadcasts and national print publications aimed at audiences which share the demographic profile of the Company's typical customers. The Company's print advertisements and television commercials emphasize the waterproof nature of the Company's footwear as well as its high quality, comfort, functionality and durability. Management believes that by continuing to target consumers, the ROCKY brand will become more recognizable and establish it as an overall leader in the industry leading to greater retail demand for the product.

MANUFACTURING AND SOURCING

         The Company manufactures its products in the Company's facilities located in the Dominican Republic and Puerto Rico utilizing a modular "Team Pass-Through" manufacturing system. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach, which requires each person to perform a single repetitive task. This system increases the production per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves production yields. In addition, the Company believes that its manufacturing process allows it to respond quickly to changes in product demand and consumer preferences.

         Quality control is stressed at every stage of the manufacturing process and is monitored by trained quality assurance personnel at each of the Company's manufacturing facilities. Every pair of ROCKY footwear, or its component parts, produced at the Company's facilities is inspected at least five times during the manufacturing process with some styles inspected up to nine times. Every GORE-TEX waterproof fabric bootie liner is individually tested by filling it with compressed air and submerging it in water to verify that it is waterproof. Quality control personnel at the finished goods distribution facility located near Logan, Ohio conduct quality control testing on incoming sourced finished goods and raw materials and inspect random samples from the finished goods inventory from each of the Company's manufacturing facilities to ensure that all items meet the Company's high quality standards. A portion of the manufacturing employees' compensation is based on the level of product quality of their work group.

         The majority of the Company's footwear is produced in its own facilities in the Dominican Republic and Puerto Rico. Until the Company discontinued production in its Nelsonville, Ohio facility in November 2001, the Company also produced footwear in this facility. The Company also sources footwear from manufacturers in the Far East, which accounted for approximately 41% of net sales in Fiscal 2001. A greater portion of the Company's products may be sourced in the future since the Company can achieve higher initial gross margins on sourced footwear. The Company will source products from outside facilities only if the Company believes that these facilities will maintain the high quality that has become associated with ROCKY brand footwear.

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

SUPPLIERS

         The Company purchases raw materials from a number of domestic and foreign sources. The Company does not have any long-term supply contracts for the purchase of its raw materials, except for limited blanket orders on leather to protect wholesale selling prices for an extended period of time. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof breathable fabric, CORDURA nylon fabric and soling materials. The Company believes that these materials will continue to be available from its current suppliers, and, with the possible exception of GORE-TEX waterproof breathable fabric, there are acceptable present alternatives to these suppliers and materials.

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

         All of the Company's GORE-TEX fabric footwear is guaranteed to be waterproof for one year from the date of purchase. When a customer claims that a product is not waterproof, the product is returned to the Company for further testing. If the product fails this testing process, it is either replaced or credit is given, at the customer's discretion. The Company believes that the claims associated with this guarantee have been consistent with guarantee claims in the footwear industry.

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

BACKLOG

         At December 31, 2001 and December 31, 2000, backlog was $9.7 million and $6.7 million, respectively. Because a majority of the Company's orders are placed in January through April for delivery in July through October, the Company's backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on the Company's backlog and, therefore, the Company's backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by customers prior to shipment without penalty.

PATENTS, TRADEMARKS AND TRADE NAMES

         The Company owns numerous United States patents for shoe upper and shoe sole designs. The Company is not aware of any infringement of its patents or that it is infringing any patents owned by third parties.

         The Company owns United States federal registrations for its marks ROCKY(R), ROCKY BOOTS(R) (which claims a ram's head Design as part of the mark), ROCKY BOOTS and Design(R) (which claims a ram's head Design as part of the mark), AQUA GUARD(R), BEAR CLAW(R), CORNSTALKERS(R), FORMZ(R), LONGBEARD(R), TAC-TEAM and Design(R), ROCKY 911 SERIES and Design(R), SNOW STALKER(R), 4 WAY STOP and Design(R), ROCKY and Design(R) for cigars, ROCKY SHOES & BOOTS INC. SINCE 1932 and Design(R) plus a detailed full ram Design, and STALKERS(R). Additional mark variations for ROCKY BOOTS(R) and Design (which claims a ram's head Design as part of the mark), ALPHAFORCE(TM), SAWBLADE(TM), WILDWOLF(TM), SILENTHUNTER(TM), PRO-HIKER(TM), ROCKY ELIMINATOR(TM), PROHUNTER(TM), RAMDRY(TM), and FIRSTMED(TM) are the subject of pending United States federal applications for registration. In addition, the Company uses and has common law rights in the marks ROCKY(R) MOUNTAIN STALKERS(R), and other ROCKY(R) marks. During 1994, the Company began to increase distribution of its goods in several countries, including countries in Western Europe, Canada and Japan. The Company has applied for trademark registration of its ROCKY(R) mark in a number of foreign countries.

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

EMPLOYEES

         At December 31, 2001, the Company had approximately 929 full-time employees and 7 part-time employees. Approximately 783 of these full-time employees are in the Dominican Republic and Puerto Rico. The Company has approximately 649 employees engaged in production and the balance in managerial and administrative positions. Management considers its relations with all of its employees to be good. The collective bargaining agreement between the Company and the Union of Needletrades, Industrial and Textile Employees ("UNITE") was cancelled with the closing of the Company's Nelsonville, Ohio manufacturing facility.

BUSINESS RISKS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for Fiscal 2002 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Dependence on Sales Forecasts. The Company's investments in infrastructure and product inventory are based on sales forecasts and are necessarily made in advance of actual sales. The markets in which the Company does business are highly competitive, and the Company's business is affected by a variety of factors, including brand awareness, changing consumer preferences, product innovations, susceptibility to fashion trends, retail market conditions, weather conditions and economic and other factors. One of management's principal challenges is to improve its ability to predict these factors, in order to enable the Company to better match production with demand. In addition, the Company's growth over the years has created the need to increase the investment in infrastructure and product inventory and to enhance the Company's systems. To the extent sales forecasts are not achieved, costs associated with the infrastructure and carrying costs of product inventory would represent a higher percentage of revenue, which would adversely affect the Company's financial performance.

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

         Seasonality. The Company has historically experienced, and expects to continue to experience, significant seasonal fluctuations in the sale of its products. The Company's operating results have varied significantly in the past, and may vary significantly in the future, partly due to such seasonal fluctuations. A majority of the orders for the Company's rugged outdoor footwear are placed in January through April for delivery in July through October. To meet demand, the Company must manufacture its products year-round. Accordingly, average inventory levels have been highest during the second and third quarters of each calendar year, and sales have been highest in the last two quarters of each calendar year. The Company believes that sales of its products will continue to follow this seasonal cycle. Additionally, the Company does not have long-term contracts with its customers. Accordingly, there is no assurance that the results for any particular quarter will be indicative of results for the full year or for the future. The Company believes that comparisons of its interim results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the factors mentioned above as well as factors discussed elsewhere in this Form 10-K, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock will likely be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Seasonality and Weather."

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

         Reliance on Suppliers. The Company purchases raw materials from a number of domestic and foreign sources. The Company does not have any long-term supply contracts for the purchase of its raw materials, except for limited blanket orders on leather. The principal raw materials used in the production of the Company's footwear, in terms of dollar value, are leather, GORE-TEX waterproof breathable fabric, CORDURA nylon fabric and soling materials. The Company currently believes there are acceptable alternatives to these suppliers and materials, with the exception of the GORE-TEX waterproof breathable fabric.

         The Company is currently one of the largest customers of GORE-TEX waterproof fabric for use in footwear. The Company's licensing agreement with W.L. Gore & Associates, Inc. may be terminated by either party upon advance written notice to the other party by October 1 of the current year of the agreement that the agreement will terminate, effective December 31 of that same year. Although other waterproofing techniques and materials are available, the Company places a high value on its GORE-TEX waterproof breathable fabric license because GORE-TEX has high brand name recognition and the GORE-TEX waterproof fabric used in the manufacture of ROCKY footwear has a reputation for quality and proven performance. Even though the Company does not believe that its supply of GORE-TEX waterproof breathable fabric will be interrupted in the future, no assurance can be given in this regard. The Company's loss of its license to use GORE-TEX waterproof breathable fabric could have a material adverse effect on the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Suppliers."

         Changing Retailing Trends. A continued shift in the marketplace from traditional independent retailers to large discount mass merchandisers has increased the pressure on many footwear manufacturers to sell products to large discount mass merchandisers at less favorable margins. Because of competition from large discount mass merchandisers, a number of small retailing customers of the Company have gone out of business, and in the future more of these customers may go out of business, which could have a material adverse effect on the Company's business, financial condition and results of operations. Although progressive independent retailers have attempted to improve their competitive position by joining buying groups, stressing personal service and stocking more products that address specific local needs, a continued shift to discount mass merchandisers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company established the Wild Wolf(R) by Rocky(R) brand in fiscal 2000 to offer rugged outdoor footwear for sale in another segment of retail. This footwear is sold to the mass merchandise channel of distribution at lower retail prices than historically available in Rocky brand product. See "Business -- Sales, Marketing and Advertising."

         Reliance on Key Personnel. The development of the Company's business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman, President and Chief Executive Officer, David Fraedrich, Senior Vice President and Treasurer, David Sharp, Senior Vice President-Sales & Operations, and James McDonald, Vice President and Chief Financial Officer. Messrs. Brooks and Fraedrich have an at-will employment agreement with the Company. The employment agreements provide that in the event of termination of employment with the Company, the employee will receive a severance benefit and may not compete with the Company for a period of one year. The Company has obtained key man life insurance on Messrs. Brooks and Fraedrich in the amount of $1,146,022 and $1,143,602, respectively. The loss of the services of any of these officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

         Changes in Tax Rates. In past years, the Company's effective tax rate typically has been substantially below the United States federal statutory rates. The Company has paid minimal income taxes on income earned by its subsidiary in Puerto Rico due to tax credits afforded the Company under Section 936 of the Internal Revenue Code and local tax abatements. However, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company will be capped beginning in 2002 and terminating in 2006. In addition, the Company's local tax abatements in Puerto Rico are due to expire in 2004. The Company provided no U.S. income tax on the unrepatriated income generated by its subsidiary in the Dominican Republic. Consequently, no income taxes are provided on these cumulative earnings of approximately $5,309,000. During fourth quarter Fiscal 1996 and through December 31, 1998, the Company elected to repatriate future earnings of its subsidiary in the Dominican Republic and provided taxes on the earnings during that period. In 1999, the Company elected not to repatriate all 1999 and future earnings of its subsidiary in the Dominican Republic.

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

         Manufacturing. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from expertise the Company has gained with respect to footwear manufacturing methods conducted at its manufacturing facilities. The Company continues to evaluate its manufacturing facilities and independent manufacturing alternatives in order to determine the appropriate size and scope of its manufacturing facilities. There can be no assurance that the costs of products that continue to be manufactured by the Company can remain competitive with sourced products. In an effort to enhance its competitive position, during the first quarter of 2000 the Company began to curtail manufacturing at its Nelsonville, Ohio plant and to consolidate production at its plants in Puerto Rico and the Dominican Republic. As of November 16, 2001, the Company has closed its Nelsonville, Ohio manufacturing facility.

         Concentration of Stock Ownership; Certain Corporate Governance Measures. The directors, executive officers and principal shareholders of the Company beneficially own approximately 11.6% of the Company's outstanding Common Stock. As a result, these shareholders are able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. The Company has also adopted certain corporate governance measures which, individually or collectively, could delay or frustrate the removal of incumbent directors and could make a merger more difficult, tender offer or proxy contest involving the Company even if such events might be deemed by certain shareholders to be beneficial to the interest of the shareholders.

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

         Risks Associated with Forward Looking Statements. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability and its operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business Risks" in this Annual Report on Form 10-K and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company does not assume any obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2.  PROPERTIES.

         The Company owns, subject to a mortgage, executive offices and a factory outlet store which are located in Nelsonville, Ohio in a two-story 25,000 square foot building. The first floor of this building, which consists of approximately 12,500 square feet, houses the Company's factory outlet store which was opened in late 1994. The second floor houses the Company's executive offices. The Company also owns a 5,000 square foot office building in Nelsonville, Ohio, subject to a mortgage, which is used to house administrative staff. This office building is currently for sale.

         The Company owns, subject to a mortgage, a 98,000 square foot distribution warehouse in Nelsonville, Ohio. This facility is currently used to warehouse raw materials. This distribution warehouse is currently for sale.

         The Company leases a 41,000 square foot facility in Nelsonville, Ohio, from the William Brooks Real Estate Company, which is 20% owned by Mike Brooks, President and Chief Executive Officer of the Company. This building was used for manufacturing and presently houses additional outlet store retail space. The lease expires in April 2003 and is renewable for two five-year terms.

         Lifestyle leases two manufacturing facilities, T-1236-0-78 which contains 44,978 sq. ft. and T-1236-1-82 which contains 39,581 sq. ft. in Moca, Puerto Rico. These buildings are leased from the Puerto Rico Industrial Development Company under a net non-cancelable operating lease which expires in 2009.

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

         The Company owns, subject to a mortgage, a finished goods distribution facility near Logan, Ohio. The building contains 192,000 square feet and is situated on 17.9 acres of land. The finished goods distribution facility became fully operational in the first quarter of 2000. The Company has an option on an additional four acres of land adjacent to this property.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "RCKY." The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market:

QUARTER ENDED                                   HIGH                   LOW
-------------                                   ----                   ---

March 31, 2000....................              $7.53                 $3.69
June 30, 2000.....................              $6.53                 $4.88
September 30, 2000................              $5.47                 $4.63
December 31, 2000.................              $5.38                 $3.75
March 31, 2001....................              $6.25                 $3.81
June 30, 2001.....................              $4.80                 $2.98
September 30, 2001................              $6.90                 $4.46
December 31, 2001.................              $6.49                 $4.58

         On March 19, 2002, the last reported sales price of the Common Stock on the Nasdaq National Market was $7.04 per share. As of March 19, 2002, there were approximately 147 shareholders of record of the Common Stock.

         The Company presently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors. Presently, the Line of Credit restricts the payment of dividends on the Common Stock. At December 31, 2001 the Company had no retained earnings available for distribution.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except for per share data)

                                                                FIVE YEAR FINANCIAL SUMMARY
                                                                ---------------------------

                                               12/31/01     12/31/00     12/31/99      12/31/98     12/31/97
                                               --------     --------     --------      --------     --------
INCOME STATEMENT DATA
Net sales                                      $103,320     $103,229     $ 98,781      $ 89,316     $ 95,688
Gross margin % of sales                            22.5%        23.8%        15.7%         23.6%        27.6%
Net income (loss)                              $  1,531     $     96     $ (5,130)     $  2,262     $  4,761

BALANCE SHEET DATA
Inventories                                    $ 27,714     $ 32,035     $ 32,573      $ 47,110     $ 32,894
Total assets                                     74,660       86,051       89,333        96,598       80,955
Working capital                                  44,267       50,201       48,468        67,468       55,988
Long-term debt, less current
   maturities                                    16,976       26,445       25,177        26,878       13,407
Shareholders' equity                             51,043       50,326       50,229        59,635       59,197

PER SHARE
Net income (loss):
      Basic                                    $   0.34     $   0.02     $  (1.09)     $   0.42     $   1.16
      Diluted                                  $   0.34     $   0.02     $  (1.09)     $   0.41     $   1.10

Weighted average number of common
   shares outstanding:
      Basic                                       4,489        4,489        4,710         5,425        4,088
      Diluted                                     4,549        4,493        4,710         5,527        4,330

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, pension benefits, income taxes, and restructuring costs. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts receivable allowances:
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management also records estimates for customer returns and discounts offered to customers. Should a greater proportion of customers return goods and take advantage of discounts than estimated by the Company, additional allowances may be required.

Inventories:
Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of the Company's inventories are considered saleable and the Company has been able to liquidate any slow moving or obsolete inventories through the Company's factory clearance center or through various discounts to customers. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be required.

Pension benefits:
Management records an accrual for pension costs associated with the Company sponsored noncontributory defined benefit pension plans covering the union and non-union workers of the Company's operations. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.

Income taxes:
Currently, management has not recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, however in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Restructuring costs:
As disclosed in Note 2 of Notes to Consolidated Financial Statements, in 2001 management established an accrual for estimated restructuring and realignment costs associated with the closing of its Nelsonville manufacturing facility. The Company expects no additional restructuring and realignment costs associated with this plan, however should the Company incur additional costs related to the closing of the manufacturing facility, additional accruals may be required.

PERCENTAGE OF NET SALES

References to Fiscal 2001, 2000 and 1999 are to Fiscal years of the Company ended December 31 of the respective year.

                                                                                2001            2000           1999
                                                                                ----            ----           ----

Net sales..............................................................         100.0%         100.0%          100.0%
Costs of goods sold....................................................          77.5           76.2            84.8
                                                                                -----          -----           -----
Gross margin...........................................................          22.5           23.8            15.7
Selling, general and administrative expenses and plant closing costs...          19.0           20.7            21.0
                                                                                -----          -----           -----
Income (loss) from operations..........................................           3.5%           3.1%           (5.3%)
                                                                                =====          =====           =====

FISCAL 2001 COMPARED TO FISCAL 2000

NET SALES

         Net sales rose 0.1% to $103,319,806 for Fiscal 2001 compared with $103,228,987 for Fiscal 2000. This increase was primarily due to sales of military footwear, initial shipments of which were made during second quarter 2001. To a lesser extent, sales of accessory items contributed to the increase. Offsetting the increase were decreases in sales within each other major footwear category for Fiscal 2001. The Company attributes these reduced sales to the general softness within the economy, especially during the second half of Fiscal 2001, and milder than normal weather during its peak selling season. Average list prices for the Company's product were approximately 7% higher in Fiscal 2001 than in 2000.

GROSS MARGIN

         Gross margin decreased $1,359,955, or 5.5%, to $23,251,940 in Fiscal 2001 versus $24,611,895 in 2000. As a percentage of net sales, gross margin decreased to 22.5% in Fiscal 2001 from 23.8% in 2000. Fiscal 2001 included sales of Intermediate Cold Wet military boots with gross margins below the Company's average rate. In addition, implementation of improved cost and reporting systems allowed the Company to review its inventory costing methods and revise its costs during fourth quarter 2001, which negatively impacted gross margin. Improved pricing policies combined with an increase in sourced footwear to 41% of net sales in Fiscal 2001 from 36% the prior year benefited gross margin for the year ended December 31, 2001.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general & administrative ("SG&A") expenses decreased $3,250,815, or 15.2%, to $18,175,943 in Fiscal 2001 compared to $21,426,758 in
2000. As a percentage of net sales, SG&A declined to 17.6% from 20.7% in Fiscal 2000. The most significant factors contributing to the reduction in SG&A expenses for the Year 2001 were lower selling costs resulting from a restructuring of the sales force and reduced bad debt expense. Salaries and wages as well as advertising expenses were lower than the prior year, which offset higher fringe benefits for increased pension accruals, anticipated performance incentives, and additional professional fees. The Company continues to seek additional cost reductions that will benefit long-term performance.

         In addition, the Company announced plans to realign its manufacturing operations on September 17, 2001, which included ceasing manufacturing operations at the Nelsonville, Ohio factory during fourth quarter 2001. A restructuring charge of $1.5 million was recorded in Fiscal 2001 for anticipated expenses associated with the realignment of manufacturing operations. A summary of the costs accrued includes: severance, pension and employee benefit costs, equipment and relocation costs, and legal and other expenses.

INTEREST EXPENSE

         Interest expense declined $860,855, or 25.7%, to $2,493,533 for Fiscal 2001 from $3,354,388 in Fiscal 2000. The Company benefited from lower outstanding balances and lower interest rates during Fiscal 2001, which were partially offset by a $295,000 reduction in second quarter 2000 interest expense due to a gain on the termination of an interest rate swap agreement.

         The Company's funded debt decreased 36.6% to $17,445,166 at December 31, 2001 versus $27,515,650 a year ago due to reductions to inventories, accounts receivable and capital expenditures.

INCOME TAXES

         The Company recognized income tax benefit of $93,438 for Fiscal 2001 compared with an income tax expense of $183,464 for Fiscal 2000. The current year benefit resulted primarily from an abatement of Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994. This resulted in a deferred tax benefit of $408,000.

FISCAL 2000 COMPARED TO FISCAL 1999

NET SALES

         Net sales rose 4.5% to $103,228,987 for Fiscal 2000 compared with $98,781,223 for Fiscal 1999. This increase was due to higher sales in the rugged outdoor category, especially Wild Wolf(R) by Rocky(R) footwear, initial shipments of which were made during third quarter 2000. This new line increased the availability of ROCKY branded footwear in an additional segment of the rugged outdoor category. Occupational sales for Fiscal 2000 were $1.6 million below the prior year. This was primarily due to more sales of footwear at lower price points than during the prior year. The Company reduced its emphasis on casual footwear sales during the second half of Fiscal 2000. As a result, these net sales were $2.7 million below the prior year. Average list prices for the Company's product were approximately 2% higher in Fiscal 2000 than in 1999.

GROSS MARGIN

         Gross margin increased $9,087,440, or 58.5%, to $24,611,895 in Fiscal 2000 versus $15,524,455 in 1999. As a percentage of net sales, gross margin improved to 23.8% in Fiscal 2000 from 15.7% in 1999. This gross margin improvement was attributable to changing product mix, a significant shift in production during Fiscal 2000 to the Company's lower wage rate factories in the Caribbean, and an inventory reduction program implemented during fourth quarter 1999. Net sales of sourced footwear grew to 36% of net sales in Fiscal 2000 from 26% the prior year.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general & administrative ("SG&A") expenses increased $724,362, or 3.5%, to $21,426,758 in Fiscal 2000 compared to $20,702,396 in 1999. As a percentage of net sales, SG&A decreased slightly to 20.7% from 21.0% in Fiscal 1999. SG&A compared to the prior year included increased commissions from the higher net sales and costs associated with the finished goods distribution center, which began operations in first quarter 2000. During the fourth quarter of Fiscal 2000 the Company reorganized the sales force, reduced its emphasis on casual footwear, and achieved productivity improvements in the finished goods distribution facility.

INTEREST EXPENSE

         Interest expense rose $938,706, or 38.9%, to $3,354,388 for Fiscal 2000 from $2,415,682 in Fiscal 1999, principally due to higher rates of interest that prevailed during Fiscal 2000 compared to the prior year. On September 18, 2000, the Company entered into a revolving line of credit agreement with another lender, which also includes a higher borrowing limit, subject to certain levels of collateralized assets of the Company.

INCOME TAXES

         The Company recognized income tax expense of $183,464 for Fiscal 2000 compared with an income tax benefit of $2,227,579 for Fiscal 1999. The current year expense resulted from income generated in Rocky Shoes & Boots, Inc. and the Dominican Republic offset by losses in the Company's Puerto Rican subsidiary. The Company's effective tax rate of 65.5% reflects permanent differences, prior year rate reconcilement adjustments and favorable tax treatment in Puerto Rico and the Dominican Republic. Effective in 2000, the Company decided to reinvest accumulated undistributed earnings of Five Star, which amounted to $5,109,000 as of December 2000, in the Dominican Republic. As a result of this decision, no taxes were provided on the 2000 earnings of the Company's Dominican Republic subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         The Company principally funds its working capital requirements and capital expenditures through net income, borrowings under its credit facility and other indebtedness. During Fiscal 2001 the Company principally relied upon borrowings under its revolving credit facility. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. The Company had working capital of $44,266,895 and $50,200,965 at December 31, 2001 and 2000,
respectively.

         Inventory declined by $4,321,573 or 13.5% to $27,713,664 at December 31, 2001 compared with $32,035,237 on the same date of the prior year. This decrease resulted from improved forecasting and scheduling systems that allowed footwear to be manufactured closer to actual delivery dates. In addition, the Company's product lines included fewer styles for the Year 2001, and there was also an increase in port of entry sales during the year, which are shipped directly to the customer. The Company believes it has adequate inventory to meet anticipated demand.

         Capital expenditures were $1,172,365 for the Year 2001 versus $3,113,529 for the Year 2000. The Company's increased use of sourced manufacturing significantly reduced the need for capital expenditures compared to the Year 2000. Capital expenditures for the foreseeable future are expected to be similar to Fiscal 2001, as sourced manufacturing continues to increase as a percentage of products sold.

         On September 18, 2000, the Company completed a revolving line of credit and term loan agreement with maximum borrowing limits of $50,000,000 subject to certain levels of accounts receivable and inventory, which is $8,000,000 higher than the previous agreement. The agreement expires September 17, 2003. As of December 31, 2001, the Company had borrowed $11,000,000 and $616,500 against its revolving line of credit and term loan agreements respectively, against its available borrowings of $20,118,320. At December 31, 2001, the Company did not comply with certain lender covenants, due in large part to the $1.5 million charge for the manufacturing realignment. On February 22, 2002, the Company obtained a waiver from the lender with respect to such events of noncompliance and amended these covenants through 2002.

         During first quarter 2000, the Company completed mortgage financing for three of its facilities totaling $6,300,000, with monthly payments of $63,100 to 2014. Proceeds from the financing were used to pay down borrowings under the revolving credit facility.

         The Company leases certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $652,000, $579,000, $696,000, $743,000, and $472,000 for fiscal years 2002 through 2006, respectively, and $823,000 for all years after 2006, or $3,965,000 in total.

         The Company's financing activities during Fiscal 2001 and 2000 were to support future growth. No single activity represented a significant amount of the total expenditures. The Company believes it will be able to finance capital additions and meet operating expenditure requirements for Fiscal 2002 through net income, borrowings under its credit facility and other indebtedness.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future capital expenditures. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retail trends, economic changes, as well as other factors set forth under the caption "Business Risks" in this Annual Report on Form 10-K and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company assumes no obligation to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary market risk results from fluctuations in interest rates. The Company is also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk related to the Company's current commodities is not material as price changes in commodities are usually passed along to the retail customer. The Company does not hold any material market risk sensitive instruments for trading purposes.

         The Company has the following three items that are market rate sensitive for interest rates: (1) Long-term debt consists of a credit facility with a balance at December 31, 2001 of $11,000,000. Interest is payable monthly at the lender's LIBOR rate plus 250 basis points or prime plus 25 basis points;
(2) The Company also has equipment and other obligations totaling $616,500 at December 31, 2001, that bear interest at a variable rate of Prime plus one-quarter percent (0.25%); and (3) The Company has a real estate obligations of $5,827,541 at December 31, 2001, that bear interest at fixed rates of 7.625% and 8.275%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2001, 2000, and 1999, together with the independent auditors' report thereon appear on pages F-1 through F-22 hereof, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 15, 2002, and is incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:


         Independent Auditors' Report.........................................................               F-1

         Consolidated Balance Sheets as of December 31, 2001 and 2000.........................            F-2 - F-3
         Consolidated Statements of Operations for the fiscal years ended
            December 31, 2001, 2000, and 1999.................................................               F-4
         Consolidated Statements of Shareholders' Equity for the fiscal
            years ended December 31, 2001, 2000, and 1999.....................................               F-5
         Consolidated Statements of Cash Flows for the fiscal years ended
            December 31, 2001, 2000, and 1999.................................................               F-6
         Notes to Consolidated Financial Statements for the fiscal years ended
            December 31, 2001, 2000, and 1999.................................................            F-7 - F-22

         (2) The following financial statement schedule for the fiscal years ended December 31, 2001, 2000, and 1999 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

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

       10.10 Decree of Tax Exemption from the Government of the Commonwealth of Puerto Rico

      EXHIBIT
      NUMBER                           DESCRIPTION
      ------                           -----------

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

       10.26     [Reserved].

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

      EXHIBIT
      NUMBER                           DESCRIPTION
      ------                           -----------

       10.33 First Amendment to Loan and Security Agreement, dated November 20, 2000, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC (incorporated by reference to Exhibit
                 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2001).

       10.34 Second Amendment to Loan and Security Agreement, dated March 27, 2001, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC (incorporated by reference to Exhibit
                 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2001).

       10.35 Third Amendment to Loan and Security Agreement, dated July 9, 2001, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC.

       10.36 Fourth Amendment to Loan and Security Agreement, dated February 22, 2002, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC.

       21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-2 filed September 11, 1997, registration number 333-35391).

       23 Independent Auditors' Consent and Report on Schedules of Deloitte & Touche LLP.

       24        Powers of Attorney.

       99.1 Independent Auditors' Report of Deloitte & Touche LLP on Schedules (incorporated by reference to Exhibit 23).

       99.2      Financial Statement Schedule.



The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

(b)      REPORTS ON FORM 8-K

         None

(c)      EXHIBITS

         The exhibits to this report begin immediately following the F-pages.

(d)      FINANCIAL STATEMENT SCHEDULES

         The Independent Auditors' Report and financial statement schedule are included in this Annual Report on Form 10-K as Exhibit 99.1 and Exhibit 99.2, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROCKY SHOES & BOOTS, INC.

Date: March 28, 2002            By:  /s/ James E. McDonald
                                     ------------------------------------------
                                     James E. McDonald, Vice President and Chief
                                     Financial Officer

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

      SIGNATURE                               TITLE                                            DATE
      ---------                               -----                                            ----

* MIKE BROOKS                          Chairman, President, Chief                           March 28, 2002
------------------------------         Executive Officer and Director (Principal
Mike Brooks                            Executive Officer)


* DAVID FRAEDRICH                      Senior Vice President, Treasurer,                    March 28, 2002
------------------------------         and Director
David Fraedrich


/s/ JAMES E. McDONALD                  Vice President and Chief Financial Officer           March 28, 2002
------------------------------         (Principal Financial and Accounting Officer)
James E. McDonald

* CURTIS A. LOVELAND                   Secretary and Director                               March 28, 2002
------------------------------
Curtis A. Loveland


* LEONARD L. BROWN                     Director                                             March 28, 2002
------------------------------
Leonard L. Brown


* STANLEY I. KRAVETZ                   Director                                             March 28, 2002
------------------------------
Stanley I. Kravetz


* JAMES L. STEWART                     Director                                             March 28, 2002
------------------------------
James L. Stewart


* ROBERT D. ROCKEY                     Director                                             March 28, 2002
------------------------------
Robert D. Rockey


* GLENN E. CORLETT                     Director                                             March 28, 2002
------------------------------
Glenn E. Corlett


* By:  /s/ Curtis A. Loveland
------------------------------
Curtis A. Loveland, Attorney-in-Fact

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------------


Independent Auditors' Report                                                                                 F - 1

Consolidated Balance Sheets as of December 31, 2001 and 2000                                             F - 2 - F - 3

Consolidated Statements of Operations for the Years Ended December 31, 2001,
  2000 and 1999                                                                                              F - 4

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2001, 2000 and 1999                                                                           F - 5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                                                                           F - 6

Notes to Consolidated Financial Statements                                                              F - 7 - F - 22

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Rocky Shoes & Boots, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

March 25, 2002

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         DECEMBER 31,
                                                -------------------------------
                                                    2001               2000

CURRENT ASSETS:
  Cash and cash equivalents                     $  2,954,935       $  2,117,994
  Accounts receivable - trade, net                15,091,100         18,055,881
  Other receivables                                2,225,498          2,956,900
  Inventories                                     27,713,664         32,035,237
  Deferred income taxes - current                    615,609            536,012
  Other current assets                             1,053,192          1,295,287
                                                ------------       ------------

           Total current assets                   49,653,998         56,997,311

FIXED ASSETS, AT COST:
  Property, plant and equipment                   43,024,219         47,401,015
  Less - accumulated depreciation                (22,258,125)       (23,070,696)
                                                ------------       ------------

           Total fixed assets - net               20,766,094         24,330,319

DEFERRED PENSION ASSET                             1,802,922          2,526,603

DEFERRED INCOME TAXES                                295,784

OTHER ASSETS                                       2,141,016          2,196,939
                                                ------------       ------------


TOTAL ASSETS                                    $ 74,659,814       $ 86,051,172
                                                ============       ============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                     2001             2000

CURRENT LIABILITIES:
  Accounts payable                                               $  1,559,444     $  3,502,296
  Current maturities - long-term debt                                 469,143        1,070,374
  Accrued expenses:
    Taxes - other                                                     991,295          560,537
    Salaries and wages                                                985,992          369,925
    Plant closing costs                                               903,291
    Co-op advertising                                                 231,862          520,019
    Interest                                                          121,417          272,882
    Other                                                             124,659          500,313
                                                                 ------------     ------------

           Total current liabilities                                5,387,103        6,796,346

LONG-TERM DEBT - Less current maturities                           16,976,023       26,445,276

DEFERRED LIABILITIES:
  Compensation                                                        155,564          187,959
  Pension                                                           1,097,791        2,295,919
                                                                 ------------     ------------

            Total deferred liabilities                              1,253,355        2,483,878
                                                                 ------------     ------------

            Total liabilities                                      23,616,481       35,725,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, Series A, no par value, $.06 stated value;
    none outstanding 2001 and 2000
  Common stock, no par value; 10,000,000 shares authorized;
    outstanding 2001 - 4,492,215 and 2000 - 4,489,215 shares       35,302,159       35,284,159
  Accumulated other comprehensive loss                               (831,161)
  Retained earnings                                                16,572,335       15,041,513
                                                                 ------------     ------------

            Total shareholders' equity                             51,043,333       50,325,672
                                                                 ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 74,659,814     $ 86,051,172
                                                                 ============     ============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------
                                                  2001              2000              1999

NET SALES                                    $ 103,319,806     $ 103,228,987     $  98,781,223

COST OF GOODS SOLD                              80,067,866        78,617,092        83,256,768
                                             -------------     -------------     -------------

GROSS MARGIN                                    23,251,940        24,611,895        15,524,455
                                             -------------     -------------     -------------

OTHER OPERATING EXPENSES:
  Selling, general and
    administrative expenses                     18,175,943        21,426,758        20,702,396
  Plant closing costs                            1,500,000
                                             -------------     -------------     -------------

           Total other operating expenses       19,675,943        21,426,758        20,702,396
                                             -------------     -------------     -------------

INCOME (LOSS) FROM OPERATIONS                    3,575,997         3,185,137        (5,177,941)
                                             -------------     -------------     -------------

OTHER INCOME AND (EXPENSES):
  Interest expense                              (2,493,533)       (3,354,388)       (2,415,682)
  Other - net                                      354,920           449,257           236,287
                                             -------------     -------------     -------------

           Total other - net                    (2,138,613)       (2,905,131)       (2,179,395)
                                             -------------     -------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES                1,437,384           280,006        (7,357,336)

INCOME TAX EXPENSE (BENEFIT)                       (93,438)          183,464        (2,227,579)
                                             -------------     -------------     -------------

NET INCOME (LOSS)                            $   1,530,822     $      96,542     $  (5,129,757)
                                             =============     =============     =============

NET INCOME (LOSS) PER COMMON SHARE:
  Basic and diluted                          $        0.34     $        0.02     $       (1.09)
                                             =============     =============     =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
    Basic                                        4,489,322         4,489,215         4,710,039
                                             =============     =============     =============

    Diluted                                      4,548,632         4,493,304         4,710,039
                                             =============     =============     =============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                         ACCUMULATED OTHER                      TOTAL
                                                              COMMON       COMPREHENSIVE       RETAINED      SHAREHOLDERS'
                                                              STOCK             LOSS           EARNINGS         EQUITY
                                                           ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1998                                 $ 39,560,343                      $ 20,074,728     $ 59,635,071

YEAR ENDED DECEMBER 31, 1999:
  Net loss                                                                                     (5,129,757)      (5,129,757)
  Treasury stock purchased and retired (685,100 shares)      (4,285,184)                                        (4,285,184)
  Stock options exercised                                         9,000                                              9,000
                                                           ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1999                                   35,284,159                        14,944,971       50,229,130

YEAR ENDED DECEMBER 31, 2000:
  Net income                                                                                       96,542           96,542
                                                           ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 2000                                   35,284,159                        15,041,513       50,325,672

YEAR ENDED DECEMBER 31, 2001:
  Net income                                                                                    1,530,822        1,530,822
  Minimum pension liability, net of tax of $323,229                         $   (831,161)                         (831,161)
                                                                                                              ------------
  Comprehensive income                                                                                             699,661
  Stock options exercised                                        18,000                                             18,000
                                                           ------------     ------------     ------------     ------------


BALANCE, DECEMBER 31, 2001                                 $ 35,302,159     $   (831,161)    $ 16,572,335     $ 51,043,333
                                                           ============     ============     ============     ============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------
                                                            2001              2000             1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   1,530,822     $      96,542     $  (5,129,757)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                           4,409,361         4,698,554         3,836,586
    Deferred income taxes                                     (52,152)          (46,954)       (1,052,222)
    Deferred compensation and pension - net                (1,661,232)         (468,522)          254,769
    Loss on sale of fixed assets                              353,681            32,116             9,048
    Change in assets and liabilities:
      Receivables                                           3,696,183         2,927,201        (6,690,028)
      Inventories                                           4,321,573           537,830        14,536,944
      Other current assets                                    242,095           (72,373)         (378,992)
      Other assets                                             14,731          (469,514)         (749,720)
      Accounts payable                                     (1,936,064)        1,551,745           162,705
      Accrued expenses                                      1,134,840           335,969           277,628
                                                        -------------     -------------     -------------

           Net cash provided by operating activities       12,053,838         9,122,594         5,076,961
                                                        -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                 (1,172,365)       (3,113,529)       (9,675,010)
  Proceeds from sale of fixed assets                            7,952            39,770
                                                        -------------     -------------     -------------

           Net cash used in investing activities           (1,164,413)       (3,073,759)       (9,675,010)
                                                        -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                             96,926,759       106,607,246        57,527,000
  Payments on long-term debt                             (106,997,243)     (112,868,411)      (53,555,319)
  Purchase of treasury stock                                                                   (4,285,184)
  Proceeds from exercise of stock options                      18,000                               9,000
                                                        -------------     -------------     -------------

           Net cash used in financing activities          (10,052,484)       (6,261,165)         (304,503)
                                                        -------------     -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              836,941          (212,330)       (4,902,552)

CASH AND CASH EQUIVALENTS, BEGINNING  OF YEAR               2,117,994         2,330,324         7,232,876
                                                        -------------     -------------     -------------


CASH AND CASH EQUIVALENTS, END OF YEAR                  $   2,954,935     $   2,117,994     $   2,330,324
                                                        =============     =============     =============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

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

      BUSINESS ACTIVITY - The Company designs, manufactures, and markets high quality men's and women's footwear primarily under the registered trademark, ROCKY(R). The Company maintains a nationwide network of Company sales representatives who sell the Company's products primarily through independent shoe, sporting goods, specialty, uniform stores and catalogs, and through mass merchandisers throughout the United States. The Company did not have any customers that accounted for more than 10% of consolidated net sales in 2001, 2000 and 1999.

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

      TRADE RECEIVABLES - Trade receivables are presented net of the related allowance for doubtful accounts of approximately $345,000 and $503,000 at December 31, 2001 and 2000, respectively.

      CONCENTRATION OF CREDIT RISK - The Company has significant transactions with a large number of customers. Accounts receivable from one customer represented 16% and 12% of the Company's total accounts receivable - trade balance as of December 31, 2001 and 2000, respectively. The Company's exposure to credit risk is impacted by the economic climate affecting its industry. The Company manages this risk by performing ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts.

      SUPPLIER AND LABOR CONCENTRATIONS - The Company purchases raw materials from a number of domestic and foreign sources. The Company currently buys the majority of its waterproof fabric, a component used in a significant portion of the Company's shoes and boots, from one supplier (GORE-TEX(R)). The Company has had a relationship with this supplier for over 20 years and has no reason to believe that such relationship will not continue.

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

      ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense was $1,962,783, $2,532,671 and $2,997,462 for 2001,
      2000 and 1999, respectively.

      REVENUE RECOGNITION - Revenue and related cost of goods sold are recognized at the time footwear product is shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon historical trends. All sales are considered final upon shipment.

      SHIPPING AND HANDLING COSTS - The emerging issues task force ("EITF" of the Financial Accounting Standards Board) issued EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 addresses the accounting for shipping and handling costs billed to customers and prohibits the netting of such revenue against related costs. The adoption of EITF 00-10 had no impact on the Company's net income and all applicable expenses have been reclassified from selling general and administrative expenses to net sales for all years presented to conform with the new presentation requirements.

      PER SHARE INFORMATION - Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                       -------------------------------------
                                                           2001         2000        1999

       Basic - Weighted average shares outstanding      4,489,322    4,489,215    4,710,039

       Dilutive securities - stock options                 59,310        4,089
                                                        ---------    ---------    ---------

       Diluted - Weighted average shares outstanding    4,548,632    4,493,304    4,710,039
                                                        =========    =========    =========


      In 1999, no adjustments to net loss were required for purposes of computing diluted per share amounts. Stock options of 30,236 were not used to compute diluted weighted average common shares outstanding since the loss the Company incurred in 1999 makes these stock options anti-dilutive.

      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133 certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company. The Company occasionally uses interest rate swaps to hedge a portion of its variable rate debt. There were no swaps outstanding at December 31, 2001 and 2000. The Company's policy requires that swap contracts be used as hedges and be effective at reducing risk associated with the exposure being hedged. Such contracts are designated at the inception of the contract.

      In June, 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001.

      In June, 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this Statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This Statement is effective for the Company for the first quarter in the fiscal year ended December 2002.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The Board decided to establish a single accounting model, based on the framework established in Statement No. 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

      The Company is currently assessing the impact of these Statements but management does not believe that these Statements will have a material effect on the Company's consolidated financial statements.

      Segment Information - The Company is managed in one operating segment, footwear. Within their one operating segment, the Company has identified four product groups; Rugged Outdoor, Occupational-Work, Military and Handsewn Casual. The following is supplemental information on net sales by product group:

                                                  % OF                      % OF                      % OF
                                     2001        SALES        2000          SALES       1999          SALES
       Rugged Outdoor          $ 56,596,762       54.7%  $ 62,297,449       60.4%  $ 51,384,731       52.0%
       Occupational              27,054,015       26.2%    28,204,383       27.3%    30,054,531       30.4%
       Military                   8,948,426        8.7%
       Casual                     4,446,109        4.3%     6,225,130        6.0%     8,989,091        9.1%
       Factory Outlet Store       4,741,326        4.6%     5,916,952        5.7%     5,235,405        5.3%
       Other                      1,533,168        1.5%       585,073        0.6%     3,117,465        3.2%
                               ------------      -----   ------------      -----   ------------      -----

       Total                   $103,319,806      100.0%  $103,228,987      100.0%  $ 98,781,223      100.0%
                               ============      =====   ============      =====   ============      =====


      Net sales to foreign countries, primarily Canada, represented approximately 1% of net sales in 2001, 2000, and 1999.

      Reclassifications - Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with 2001 presentation.

2.    CLOSURE OF MANUFACTURING OPERATIONS

      In September 2001, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company moved the footwear manufacturing operations at its Nelsonville, Ohio factory to the Company's factory in Puerto Rico. The restructuring plan was completed in the fourth quarter of 2001.

      The execution of this plan, which started in September 2001, resulted in the elimination of 67 employees at the Company's Nelsonville, Ohio facility, and a transfer of a significant amount of machinery and equipment located at the Nelsonville facility to the Moca, Puerto Rico facility.

      A reconciliation of the plant closing costs and accrual during fiscal year 2001 is as follows:

                                                   TOTAL    ACCRUED BALANCE
                                                 EXPENSES  DECEMBER 31, 2001
                                              ------------ -----------------
       Severance:
         Union                                 $  292,653
         Non-union                                 71,668    $   71,668
       Curtailment of pension plan benefits       690,000       690,000
       Employee benefits                           34,223        33,000
       Factory lease                               90,000        85,000
       Equipment and relocation costs             260,626         5,000
       Legal and other costs                       60,830        18,623
                                               ----------    ----------

       Total                                   $1,500,000    $  903,291
                                               ==========    ==========


      The Company expects no additional restructuring and realignment costs associated with this plan.

3.    INVENTORIES

      Inventories are comprised of the following:


                                                              DECEMBER 31,
                                                    -----------------------------
                                                        2001               2000

       Raw materials                                $  4,537,865     $  5,043,839
       Work-in-process                                 1,578,107        1,288,960
       Finished goods                                 20,077,999       23,604,593
       Factory outlet finished goods                   1,680,693        2,438,398
       Less reserve for obsolescence or lower of
         cost or market                                 (161,000)        (340,553)
                                                    ------------     ------------

       Total                                        $ 27,713,664     $ 32,035,237
                                                    ============     ============

4.    FIXED ASSETS

      Fixed assets are comprised of the following:



                                                   DECEMBER 31,
                                          ------------------------------
                                              2001             2000

       Land                               $    572,838     $    572,838
       Building and improvements            13,387,497       13,892,507
       Machinery and equipment              20,415,510       23,021,226
       Furniture and fixtures                1,685,485        3,854,503
       Lasts, dies and patterns              6,739,027        6,029,904
       Construction work-in-progress           223,862           30,037
                                          ------------     ------------
                Total                       43,024,219       47,401,015
       Less - accumulated depreciation     (22,258,125)     (23,070,696)
                                          ------------     ------------

       Net fixed assets                   $ 20,766,094     $ 24,330,319
                                          ============     ============


5.    LONG-TERM DEBT

      Long-term debt is comprised of the following:

                                                  DECEMBER 31,
                                           --------------------------
                                              2001           2000

       Bank - revolving credit facility    $11,000,000    $20,491,101
       Equipment and other obligations         616,500        896,408
       Real estate obligations               5,827,541      6,108,661
       Other                                     1,125         19,480
                                           -----------    -----------
                Total debt                  17,445,166     27,515,650
       Less current maturities                 469,143      1,070,374
                                           -----------    -----------

       Net long-term debt                  $16,976,023    $26,445,276
                                           ===========    ===========




      On September 18, 2000, the Company entered into a three-year loan and security agreement with GMAC Business Credit, LLC (GMAC) refinancing its former bank revolving line of credit based on the collateral value of its accounts receivable and inventory. This loan and security agreement has the Company's borrowing base at a maximum of $50,000,000. Interest on the revolving credit facility is payable monthly at one-quarter percent (0.25%) per annum in excess of the GMAC's Prime rate, and the entire principal is due September 17, 2003. Under terms of the agreement, the Company has the option to borrow up to half of their outstanding obligation at LIBOR plus two and one-half percent (2.50%). The interest rate for the outstanding balance at December 31, 2001 was 4.64% (9.75% at December 31, 2000).

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

      The loan and security agreement contains certain restrictive covenants, which among other things, requires the Company to maintain a certain level of EBITDA (earnings before interest, taxes, and depreciation and amortization), net worth, and fixed charge coverage. At December 31, 2001, the Company was not in compliance with certain of these bank covenant requirements. In February 2002, the Company obtained a waiver from GMAC with respect to such events of noncompliance and amended the loan covenants for 2002. Management believes the Company will be in compliance with the revised 2002 covenants.

      Equipment and other obligations at December 31, 2001 bear interest at a variable rate of prime plus one-quarter percent (.25%) and are payable in monthly installments to 2003. The equipment is held as collateral against the outstanding obligations.

      In January 2000, the Company completed a mortgage financing facility with GE Capital Corp. for three of its facilities totaling $6,300,000. The facility bears interest at 8.275%, with total monthly principal and interest payments of $63,100 to 2014. The proceeds of the financing were used to pay down borrowings under a former revolving credit facility.

      In 1998, the Company entered into two interest rate swap agreements with a major bank for a total notional amount of $25,000,000 with average maturities of seven years to reduce the impact of changes in interest rates on its variable rate long-term debt. One interest rate swap agreement for a notional amount of $10,000,000 was terminated in 1999 and resulted in a gain of $103,000. The remaining interest rate swap agreement for a notional amount of $15,000,000 was terminated during the second quarter 2000 and resulted in a gain of $294,000. At December 31, 2001 and 2000 the Company has no interest rate swap agreements.

      Long-term debt matures as follows for the years ended December 31:


             2002                                   $    469,143
             2003                                        486,034
             2004                                        503,796
             2005                                        491,871
             2006                                        400,254
             Thereafter                               15,094,068
                                                    ------------

             Total                                  $ 17,445,166
                                                    ============


      The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 2001 and 2000, based on current market prices for the same or similar issues or on debt available to the Company with similar rates and maturities.

6.    OPERATING LEASES

      The Company leases certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. The Company incurred approximately $1,096,000, $1,161,000, and $1,069,000 in rent expense under operating lease arrangements for 2001, 2000 and 1999, respectively.

      Included in total rent expense above are monthly payments of $7,000 for 2001, 2000 and 1999, respectively, for the Company's former Ohio manufacturing and clearance center facility leased from an entity in which the owners are also shareholders of the Company.

      Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

         2002                                      $   652,000
         2003                                          579,000
         2004                                          696,000
         2005                                          743,000
         2006                                          472,000
         Thereafter                                    823,000
                                                   -----------

         Total                                     $ 3,965,000
                                                   ===========

7.    INCOME TAXES

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

      At December 31, 2001, a provision has not been made for U.S. taxes on the accumulated undistributed earnings of Five Star through December 31, 2001 of approximately $5,309,000 that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings of Five Star in operations and facilities outside of the United States. In addition the Company has provided Puerto Rico tollgate taxes on approximately $3,684,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. If the Five Star and Lifestyle undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $1,805,000 and $368,000, respectively. In 2001, the Company received an abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994. This resulted in the Company reducing its deferred tax liability by $408,000.

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

      Income taxes (benefits) are summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2001            2000            1999

       Federal:
         Current                           $   112,508     $  (115,262)    $(1,273,033)
         Deferred                             (174,636)        263,071      (1,007,542)
                                           -----------     -----------     -----------
                  Total Federal                (62,128)        147,809      (2,280,575)
                                           -----------     -----------     -----------
       State and local:
         Current                              (153,794)        345,680          97,676
         Deferred                              122,484        (310,025)        (44,680)
                                           -----------     -----------     -----------
                  Total state and local        (31,310)         35,655          52,996
                                           -----------     -----------     -----------

       Total                               $   (93,438)    $   183,464     $(2,227,579)
                                           ===========     ===========     ===========


      A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the Federal statutory rate of 34% for all periods to income (loss) before income taxes follows:


                                                                YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                          2001            2000            1999

       Expected expense (benefit) at statutory rate    $   488,711     $    95,202     $(2,501,494)
       Increase (decrease) in income taxes
         resulting from:
         Exempt (income) loss from operations in
           Puerto Rico, net of tollgate taxes              (97,344)         77,938         563,663
         Exempt income from Dominican
           Republic operations                             (67,967)        (74,034)       (625,978)
         State and local income taxes (benefit)            (20,628)         23,532         (18,019)
         Revision of prior year taxes                      (12,123)         56,229
         Alternative minimum tax                                                           118,829
         Abatement of Puerto Rico taxes                   (408,000)
         Other - net                                        23,913           4,597         182,424
                                                       -----------     -----------     -----------

       Total                                           $   (93,438)    $   183,464     $(2,280,575)
                                                       ===========     ===========     ===========

      Deferred income taxes recorded in the consolidated balance sheets at December 31, 2001 and 2000 consist of the following:

                                                                     DECEMBER 31,
                                                                2001            2000
                                                             -----------     -----------

       Deferred tax assets:
         Alternative minimum tax carryforward - Rocky        $   118,829     $   118,829
         Alternative minimum tax carryforward - Lifestyle        283,200         188,800
         Asset valuation allowances                              288,317         648,577
         Plant closing costs and prepaid assets                  257,342
         Pension and deferred compensation                       148,004         202,291
         Net operating loss carryforwards                      1,616,901       1,657,782
         Inventories                                             201,832         318,267
                                                             -----------     -----------

                   Total deferred tax assets                   2,914,425       3,134,546
                                                             -----------     -----------

       Deferred tax liabilities:
         Fixed assets                                         (1,580,872)     (1,497,685)
         State and local income taxes                            (53,725)        (47,425)
         Prepaid assets                                                         (276,989)
         Tollgate tax on Lifestyle earnings                     (368,435)       (776,435)
                                                             -----------     -----------

                   Total deferred tax liabilities             (2,003,032)     (2,598,534)
                                                             -----------     -----------

       Net deferred tax asset                                $   911,393     $   536,012
                                                             ===========     ===========

      At December 31, 2001, the Company has approximately $4,293,000 of net operating loss carryforwards for Federal income tax purposes. The net operating loss carryforward expires in 2019 and 2020.

8.    RETIREMENT PLANS

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

      In April 2000, the Company announced that certain union and non-union employees were eligible to participate in voluntary early retirement plans. As part of the plans, employees who accepted the offers received increased retiree benefits that are to be paid from plan assets over the employees established retirement period. The effect of the union and non-union plan amendments increased the Company's benefit obligation $1,907,868 in 2000.

      In September, 2001 the Company announced a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. As part of the plan, 67 employees were eliminated and their balances paid directly from plan assets (a total of approximately $293,000). As a result of the curtailment of certain retiree benefits and future employee service periods, $690,570 is included in the calculation of 2001 net pension expense as a curtailment loss. Also, benefits under the Company's union plan were frozen at September 30, 2001.

      The funded status of the Company's plans and reconciliation of accrued pension cost at December 31, 2001 and 2000 is presented below (information with respect to benefit obligations and plan assets is as of September
      30):

                                                                           DECEMBER 31,
                                                                  -----------------------------
                                                                      2001            2000
                                                                  -----------     -----------
       Change in benefit obligation:
         Projected benefit obligation at beginning of the year    $ 7,985,007     $ 5,422,818
         Service cost                                                 316,572         303,748
         Interest cost                                                571,295         403,542
         Actuarial (gain)                                             (93,218)
         Amendments                                                                 1,907,868
         Exchange (gain)                                              115,396         248,684
         Benefits paid                                               (652,587)       (301,653)
                                                                  -----------     -----------

         Projected benefit obligation at end of year              $ 8,242,465     $ 7,985,007
                                                                  ===========     ===========


       Change in plan assets:
         Fair value of plan assets at beginning of year           $ 4,570,688     $ 4,387,026
         Actual return (loss) on plan assets                         (721,643)        185,315
         Employer contribution                                      1,870,000         300,000
         Benefits paid                                               (652,587)       (301,653)
                                                                  -----------     -----------

         Fair value of plan assets at end of year                 $ 5,066,458     $ 4,570,688
                                                                  ===========     ===========


       Unfunded deficit                                           $(3,176,007)    $(3,414,319)
       Remaining unrecognized benefit obligation existing
         at transition                                                105,993         232,362
       Unrecognized prior service costs due to plan amendments      1,696,929       2,473,620
       Unrecognized net loss                                        1,542,036         289,021
       Adjustment required to recognize minimum liability          (2,957,312)     (2,526,603)
       Additional contributions (September 30-December 31)          1,000,000         650,000
       Curtailment charge included in plant closing costs             690,570
                                                                  -----------     -----------

       Accrued pension cost                                       $(1,097,791)    $(2,295,919)
                                                                  ===========     ===========

      Net pension cost of the Company's plans is as follows:


                                                                         YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                  2001           2000             1999

       Service cost                                          $   316,572     $   303,748     $   323,726
       Interest                                                  571,295         403,542         356,194
       Expected loss on assets                                  (509,194)       (393,877)       (404,283)
       Amortization of unrecognized transition obligation         27,892          27,892          27,892
       Amortization of unrecognized prior service cost           184,598         122,508         124,481
       Curtailment charge                                        690,570
                                                             -----------     -----------     -----------

       Net pension cost                                      $ 1,281,733     $   463,813     $   428,010
                                                             ===========     ===========     ===========


      The assets of the plans consist primarily of common stocks, bonds, and cash equivalents. The assets of the plans include 81,400 and 61,400 shares of the Company's common stock with a market value of $416,768 and $314,675 at September 30, 2001 and 2000, respectively. The Company's unrecognized benefit obligations existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:


                                                             DECEMBER 31,
                                                          -----------------
                                                           2001      2000

       Discount rate                                       7.25%    7.25%

       Average rate of increase in compensation levels
         (non-union only)                                   3.0%     3.0%

       Expected long-term rate of return on plan assets     8.0%     9.0%



      SFAS No. 87, "Employers' Accounting for Pensions," generally requires the Company to recognize a minimum liability in instances in which a plan's accumulated benefit obligation exceeds the fair value of plan assets. In accordance with the Statement, the Company has recorded in the accompanying consolidated financial statements a non-current deferred pension asset of $1,802,922 and $2,526,603 as of December 31, 2001 and 2000, respectively. In addition, under SFAS No. 87, if the minimum liability exceeds the unrecognized prior service cost and the remaining unrecognized benefit obligation at transition, the excess is reported in other comprehensive income (loss) ($831,161, net of a deferred tax benefit of $323,229).

      The Company also sponsors a 401(k) savings plan for substantially all of its union and non-union employees. The Company only matches contributions for non-union employees. Funding for non-union employees electing to contribute a percentage of their compensation is matched by the Company, subject to certain limitations. No Company contribution was made for 2001, 2000 and 1999.

9.    CAPITAL STOCK

      The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued and none are outstanding at December 31, 2001 and 2000, respectively.

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

      The Company reacquired 124,095 and 292,600 shares of common stock in 1994 and 1998 for $1,226,059 and $2,038,118, respectively. In December 1998, the Board of Directors approved the retirement of all shares held in treasury (total of 416,695 shares). During 1999, the Company purchased and retired 685,100 shares for $4,285,184 under its share repurchase program. At December 31, 2001, the Company's Board of Directors has not authorized any additional share repurchase. There were no treasury stock purchases in 2001 and 2000, respectively.

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

      The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes all stock option transactions from January 1, 1999 through December 31, 2001:

                                                           WEIGHTED
                                                           AVERAGE
                                                           EXERCISE
                                               SHARES       PRICE


       Outstanding at January 1, 1999          560,410     $10.86
       Issued                                  247,000       5.82
       Exercised                                (1,500)      6.00
       Forfeited                              (112,160)     10.61
                                              --------      -----

       Outstanding at December 31, 1999        693,750       9.12
       Issued                                  221,000       6.87
       Forfeited                              (232,250)      8.40
                                              --------      -----

       Outstanding at December 31, 2000        682,500       8.64
       Issued                                  283,750       4.04
       Exercised                                (3,000)      6.00
       Forfeited                               (51,250)      7.60
                                              --------      -----

       Outstanding at December 31, 2001        912,000     $ 7.27
                                              --------      -----

       Options exercisable at December 31:
         1999                                  386,035     $ 9.27
         2000                                  444,250     $ 9.37
         2001                                  604,000     $ 8.45

      The following table summarizes information about options outstanding at December 31, 2001:

                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
        ----------------------------------------  -----------------------------
            RANGE OF                   AVERAGE   WEIGHTED-             WEIGHTED-
            EXERCISE                  REMAINING  AVERAGE                AVERAGE
             PRICES                  CONTRACTUAL EXERCISE              EXERCISE
                             NUMBER      LIFE     PRICE     NUMBER      PRICE

         $3.875 - $5.00     314,750       7.8     $ 4.14     90,250    $ 4.02
          $5.25 - $7.50     219,750       5.7     $ 5.93    185,250    $ 5.92
         $7.625 - $9.50     200,500       5.2     $ 8.05    152,750    $ 8.19
          $9.75 - $9.875     51,500       0.7     $ 9.76     51,000    $ 9.75
        $13.125 - $16.875   125,500       4.0     $15.22    124,750    $15.22
                           --------                        --------

       Total                912,000       5.8     $ 7.27    604,000    $ 8.45
                           ========                        ========

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income
      (loss) per share would have resulted in the amounts as reported below. In determining the estimated fair value of each option granted on the date of grant the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively; dividend yield of 0%; expected volatility of 44%, 45% and 41%; risk-free interest rates of 4.21%, 6.70% and 6.66%; and expected life of 6 years. The weighted average grant date fair value of options issued during 2001, 2000 and 1999 was $4.04, $3.09 and $3.40, respectively.

                                         YEAR ENDED DECEMBER 31,
                                   --------------------------------------
                                     2001          2000        1999

       Net income (loss):
         As reported               $1,530,822    $ 96,542    $(5,129,757)
         Pro forma                 $1,096,952    $(99,255)   $(5,201,230)

       Income (loss) per share:
         As reported:
           Basic and diluted       $     0.34    $   0.02    $     (1.09)

       Pro forma:
         Basic and diluted         $     0.24    $  (0.02)   $     (1.10)

      The pro forma amounts are not representative of the effects on reported net income for future years.

10.   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareholders' equity changes not reflected in the Statement of Operations. The components of comprehensive income (loss), net of tax, are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                          2001            2000           1999

       Net income (loss)                                $ 1,530,822     $    96,542    $(5,129,757)

       Minimum pension liability, net of tax benefit       (831,161)
                                                        -----------     -----------    -----------

       Comprehensive income (loss)                      $   699,661     $    96,542    $(5,129,757)
                                                        ===========     ===========    ===========

      The 2001 minimum pension liability is net of a deferred tax benefit of $323,229.

11.   SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and Federal, state and local income taxes was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2001            2000            1999

       Interest                            $ 2,644,998     $ 3,279,905     $ 2,547,104
                                           ===========     ===========     ===========

       Federal, state and local
         income taxes -  net of refunds    $   (36,309)    $(3,450,000)    $ 2,370,588
                                           ===========     ===========     ===========


      Non Cash Transaction - Increase (decrease) in additional minimum pension liability as follows:

       Deferred pension asset                                $ 1,154,390
       Deferred tax benefit                                     (323,229)
                                                             -----------

       Total                                                 $   831,161
                                                             ===========



      Accounts payable at December 31, 2001, 2000 and 1999 include a total of $5,310, $12,098 and $189,659, respectively, relating to the purchase of fixed assets.

12.   SUBSEQUENT PURCHASE OF LICENSING RIGHTS

      On January 4, 2002, the Company re-acquired the licensing rights to ROCKY(R) Kids. The rights to ROCKY(R) Kids were purchased from Philip's Kids, LLC ("Philip's"), an entity owned by a member of the Company's Board of Directors. The purchase price for the licensing rights was approximately $500,000. An additional purchase price is contingent based upon future sales of these products.

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

                                 1ST QUARTER      2ND QUARTER     3RD QUARTER      4TH QUARTER      TOTAL YEAR
       2001
       Net sales                 $ 16,063,895     $ 22,006,132    $ 38,490,267    $ 26,759,512    $103,319,806
       Gross margin                 3,167,074        6,152,129       9,804,424       4,128,313    $ 23,251,940
       Net income (loss)             (906,094)         702,339       1,479,694         254,883    $  1,530,822
       Net income (loss) per
         common share:
            Basic                $      (0.20)    $       0.16    $       0.33    $       0.06    $       0.34
            Diluted              $      (0.20)    $       0.16    $       0.32    $       0.06    $       0.34

       2000
       Net sales                 $ 15,131,033     $ 23,114,100    $ 37,230,069    $ 27,753,785    $103,228,987
       Gross margin                 3,532,682        5,471,727       8,744,165       6,863,321    $ 24,611,895
       Net income (loss)           (1,615,568)         343,288       1,262,972         105,850    $     96,542
       Net income (loss) per
         common share:
            Basic and diluted    $      (0.36)    $       0.08    $       0.28    $       0.02    $       0.02


       No cash dividends were paid during 2001 and 2000.