Form 10-Q
period 2002-03-31
ROCKY SHOES & BOOTS INC
filed 2002-05-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                                 Commission File Number:
     MARCH 31, 2002                                          0-21026
     --------------                                          -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                        31-1364046
          ----                                        ----------
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

        4,498,965 common shares, no par value, outstanding at May 8, 2002

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                                          NUMBER

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets
                   March 31, 2002 (Unaudited) and December 31, 2001 and March 31,
                   2001 (Unaudited)                                                        3

                   Unaudited Condensed Consolidated Statements of Operations
                   for the Three Months Ended March 31, 2002 and 2001                      4

                   Unaudited Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 2002 and 2001                      5

                   Notes to Interim Unaudited Condensed Consolidated Financial
                   Statements                                                            6 - 8

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                9 - 13

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk             14

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                      15

         Item 2.   Changes in Securities and Use of Proceeds                              15

         Item 3.   Defaults Upon Senior Securities                                        15

         Item 4.   Submission of Matters to a Vote of Security Holders                    15

         Item 5.   Other Information                                                      15

         Item 6.   Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                                16

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2002  December 31, 2001  March 31, 2001
                                                                     Unaudited                          Unaudited
                                                                    ------------   -----------------  ------------
ASSETS:

CURRENT ASSETS:
      Cash and cash equivalents ................................    $  1,117,729     $  2,954,935     $  1,116,851
      Trade receivables - net ..................................      11,005,564       15,091,100       11,372,760
      Other receivables ........................................       2,525,586        2,225,498        3,411,050
      Inventories ..............................................      29,713,341       27,713,664       38,422,375
      Deferred income taxes ....................................         615,609          615,609          502,722
      Prepaid expenses .........................................       1,539,910        1,053,192        4,084,974
                                                                    ------------     ------------     ------------
           Total current assets ................................      46,517,739       49,653,998       58,910,732

FIXED ASSETS - net .............................................      20,471,642       20,766,094       23,440,166

DEFERRED PENSION ASSET .........................................       2,169,021        1,802,922        2,526,603

DEFERRED INCOME TAXES ..........................................         295,784          295,784

OTHER ASSETS ...................................................       2,537,800        2,141,016        2,217,387
                                                                    ------------     ------------     ------------
TOTAL ASSETS ...................................................    $ 71,991,986     $ 74,659,814     $ 87,094,888
                                                                    ============     ============     ============

LIABILITIES AND
SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
      Accounts payable .........................................    $  3,629,340     $  1,559,444     $  6,262,617
      Current maturities - long term debt ......................         474,315          469,143          553,081
      Accrued taxes - other ....................................         609,655          991,295          841,070
      Accrued salaries and wages ...............................         704,559          985,992          657,481
      Accrued plant closing costs ..............................         851,175          903,291
      Accrued other ............................................         275,248          477,938          596,986
                                                                    ------------     ------------     ------------
           Total current liabilities ...........................       6,544,292        5,387,103        8,911,235

LONG TERM DEBT-less current maturities .........................      15,419,643       16,976,023       26,335,962

DEFERRED LIABILITIES ...........................................         173,750        1,253,355        2,428,113
                                                                    ------------     ------------     ------------
TOTAL LIABILITIES ..............................................      22,137,685       23,616,481       37,675,310

SHAREHOLDERS' EQUITY:

Common stock, no par value;
      10,000,000 shares authorized; issued and outstanding March
      31, 2002 - 4,498,965; December 31, 2001 - 4,492,215 -
      March 31, 2001 - 4,489,215

                                                                      35,340,315       35,302,159       35,284,159
      Accumulated other comprehensive loss .....................        (831,161)        (831,161)
      Retained earnings ........................................      15,345,147       16,572,335       14,135,419
                                                                    ------------     ------------     ------------
           Total shareholders' equity ..........................      49,854,301       51,043,333       49,419,578
                                                                    ------------     ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................    $ 71,991,986     $ 74,659,814     $ 87,094,888
                                                                    ============     ============     ============




See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                           March 31,
                                                    2002               2001
                                                ------------       ------------
NET SALES ................................      $ 13,749,588       $ 16,063,895

COST OF GOODS SOLD .......................        11,408,935         12,896,821
                                                ------------       ------------

GROSS MARGIN .............................         2,340,653          3,167,074

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES ...........................         3,899,501          4,008,499
                                                ------------       ------------

LOSS FROM OPERATIONS .....................        (1,558,848)          (841,425)

OTHER INCOME AND (EXPENSES):
      Interest expense ...................          (283,109)          (579,097)
      Other - net ........................            88,831            132,986
                                                ------------       ------------
           Total other - net .............          (194,278)          (446,111)

LOSS BEFORE INCOME TAX BENEFIT ...........        (1,753,126)        (1,287,536)

INCOME TAX BENEFIT .......................          (525,938)          (381,442)
                                                ------------       ------------

NET LOSS .................................      $ (1,227,188)      $   (906,094)
                                                ============       ============

NET LOSS PER SHARE
      Basic ..............................      ($      0.27)      ($      0.20)
                                                ------------       ------------
      Diluted ............................      ($      0.27)      ($      0.20)
                                                ------------       ------------

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
      Basic ..............................         4,493,823          4,489,215
                                                ============       ============
      Diluted ............................         4,493,823          4,489,215
                                                ============       ============



                See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                          March 31,
                                                                     2002             2001
                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................    $ (1,227,188)    $   (906,094)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating  activities:
     Depreciation and amortization .........................       1,033,333        1,164,455
     Deferred liabilities - net ............................      (1,445,704)         (22,475)
     Gain on sale of fixed assets ..........................          (7,802)

Change in assets and liabilities:
     Receivables ...........................................       3,785,448        6,228,971
     Inventories ...........................................      (1,999,677)      (6,387,138)
     Prepaid expenses ......................................        (486,718)      (2,789,687)
     Other assets ..........................................        (408,363)         (29,492)
     Accounts payable ......................................       2,041,008        2,753,104
     Accrued and other liabilities .........................        (917,879)        (128,139)
                                                                ------------     ------------

        Net cash provided by (used in) operating  activities         366,458         (116,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets ...................................        (699,572)        (258,041)
Proceeds from sale of fixed assets .........................           8,960
                                                                ------------     ------------

     Net cash used in investing activities .................        (690,612)        (258,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt ...............................      19,887,761       21,980,847
Payments on long term debt .................................     (21,438,969)     (22,607,454)
Proceeds from exercise of stock options ....................          38,156
                                                                ------------     ------------

     Net cash used in financing activities .................      (1,513,052)        (626,607)
                                                                ------------     ------------


DECREASE IN CASH AND CASH EQUIVALENTS ......................      (1,837,206)      (1,001,143)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD ........................................       2,954,935        2,117,994
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD ..............................................    $  1,117,729     $  1,116,851
                                                                ============     ============




See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES


   NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for year ended December 31, 2001.

         Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

2.       CLOSURE OF MANUFACTURING OPERATIONS

         In September 2001, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company moved the footwear manufacturing operations at its Nelsonville, Ohio factory to the Company's factory in Puerto Rico. The restructuring plan was completed in fourth quarter 2001.

         The execution of this plan, which started in September 2001, resulted in the elimination of 67 employees at the Company's Nelsonville, Ohio facility, and a transfer of a significant amount of machinery and equipment located at the Nelsonville facility to the Moca, Puerto Rico facility.

         A reconciliation of the plant closing costs and accrual for the quarter ended March 31, 2002 is as follows:




                                         2001 TOTAL         ACCRUED BALANCE        FIRST QUARTER     ACCRUED BALANCE
                                          EXPENSES           DEC. 31, 2001         2002 PAYMENTS     MARCH 31, 2002
                                  ---------------------------------------------------------------------------------
Severance
  Non-union                             $    71,668            $  71,668             $ 20,483            $  51,185
  Union                                     292,653
Curtailment of pension plan benefits        690,000              690,000                                   690,000
Employee benefits                            34,223               33,000                6,808               26,192
Factory lease                                90,000               85,000               13,000               72,000
Equipment and relocation costs              260,626                5,000                                     5,000
Legal and other costs                        60,830               18,623               11,825                6,798
                                  ------------------   ------------------  -------------------  -------------------

Total                                   $ 1,500,000            $ 903,291             $ 52,116            $ 851,175
                                  ==================   ==================  ===================  ===================

3.       INVENTORIES

         Inventories are comprised of the following:

                                      March 31, 2002      December 31, 2001        March 31, 2001
                                  --------------------  ----------------------  --------------------

Raw materials                             $ 6,439,302             $ 4,537,865           $ 8,534,197
Work-in Process                             1,981,243               1,578,107             2,570,437
Finished good                              20,072,913              20,077,999            24,656,004
Factory outlet finished goods               1,380,883               1,680,693             3,015,737
Reserve for obsolescence or
     lower of cost or market                 (161,000)               (161,000)             (354,000)
                                  --------------------  ----------------------  --------------------

Total                                    $ 29,713,341            $ 27,713,664          $ 38,422,375
                                  ====================  ======================  ====================


4.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                                        Three Months Ended
                                                            March 31,
                                                       2002           2001
                                                       ----           ----

        Interest                                     $308,759        $660,247
                                                     --------        --------

        Federal, state and local
            income taxes                             $ 25,000        $ 52,348
                                                     ========        ========

         Accounts payable at March 31, 2002 and December 31, 2001 include a total of $34,198 and $5,310, respectively, relating to the purchase of fixed assets.

5.       PER SHARE INFORMATION

         Basic earnings/(loss) per share (EPS) is computed by dividing net loss applicable to common shareholders by the basic weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.


6.       RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company has no goodwill recorded. However, the total net book value of infinite-lived intangible assets at March 31, 2002 was $413,869. Infinite-lived intangible assets represent the cost of acquiring the licensing rights to ROCKY(R) Kids from Philip's Kids, LLC. These rights have previously been determined to have an indefinite useful life and accordingly are not subject to amortization. In addition, the Company has intangible assets consisting of patents and trademarks totaling approximately $500,000 at March 31, 2002 that are being amortized over 15 years. Amortization expense related to these intangible assets in the first quarter of fiscal 2001 and 2002 was $9,044 and $11,579 respectively.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." While this statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to Be Disposed Of," it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. The adoption of this statement, as of January 1, 2002, did not have a material impact on its consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statements also amends other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the first quarter in the year ended December 31, 2003. The Company does not believe the adoption of SFAS No. 145 will have a significant impact on its consolidated financial statements.

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

                                                 PERCENTAGE OF NET SALES

                                                  Three Months Ended
                                                       March 31,
                                                     2002      2001
                                                     ----      ----

Net Sales                                           100.0%     100.0%
                                                    -----      -----
Cost of Goods Sold                                   83.0%      80.3%
                                                    -----      -----
Gross Margin                                         17.0%      19.7%
                                                    -----      -----
Selling, General and
    Administrative Expenses                          28.3%      25.0%
                                                    -----      -----
Loss from Operations                                (11.3%)     (5.3%)
                                                    =====      =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2001

Net Sales

Net Sales declined $2,314,307, or 14.4%, to $13,749,588 for the quarter ended March 31, 2002 compared to $16,063,895 for the same period a year ago. This is a result of reduced sales within the rugged outdoor, occupational and casual footwear categories. Offsetting these decreases were sales of military footwear. The Company began shipping military footwear in second quarter 2001 pursuant to a contract with the U.S. Government. The Company attributes the decline in sales to the general softness within the economy and milder than normal weather conditions during its peak selling season which adversely impacted sales for the Company's retail customers and orders during first quarter 2002.

Gross Margin

Gross margin decreased $826,421, or 26.1%, to $2,340,653 for the quarter ended March 31, 2002 compared to $3,167,074 for the same period in 2001. As a percentage of net sales, gross margin was 17.0% this year compared to 19.7% a year ago. In addition to the sales shortfall, this decline was due to the mix of products in net sales. Rugged outdoor, occupational and casual footwear represented a lower percentage of net sales in first quarter 2002 than in the prior year, while military boots represented a higher percentage. Military boots are produced at lower gross margin than footwear in the Company's other categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased $108,998, or 2.7%, to $3,899,501 for the quarter ended March 31, 2002 compared to $4,008,499 for the same period a year ago. As a percentage of net sales, SG&A increased to 28.4% of net sales versus 25.0% a year ago principally due to the reduction in net sales compared to a year ago.

Interest Expense

Interest expense decreased $295,988, or 51%, to $283,109 in the quarter ended March 31, 2002 compared to $579,097 the prior year. The decrease in interest expense is a result of lower outstanding balances and rates under the Company's revolving line of credit. The Company's funded debt decreased 40.9% to $15,893,958 at March 31, 2002 versus $26,889,043 a year ago, particularly benefiting from reductions in inventory. Improved forecasting and production control systems combined with fewer footwear styles contributed to the 22.7% decrease in inventory for the year-over-year period.

Income Taxes

Income tax benefit for the three months ended March 31, 2002 increased to $525,938 compared to $381,442 for the same period a year ago. The Company's effective tax benefit rate of 30.0% for the three months ended March 31, 2002 reflects primarily the lower tax rates in Puerto Rico and compares to 29.6% for first quarter 2001.

Liquidity and Capital Resources

The Company has principally funded working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of new styles of footwear. At March 31, 2002, the Company had working capital of $39,973,447 versus $44,266,895, at December 31, 2001.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $50,000,000. As of March 31, 2002, the Company had borrowed $9,564,957 and $575,400 against its revolving line of credit and term loan agreements, respectively, and against its available borrowings of $16,780,656. The line of credit expires in September 2003.

The Company generated cash from operations of $366,458 in first quarter 2002 compared to cash used in operations of $116,495 for the same period of the prior year. The primary source of the increase in cash generated from operations is due to collections of accounts receivable, offset by the payment of contributions to the Company's pension plan.

The principal use of cash flows in investing activities for the first quarters of 2002 and 2001 was for investment in property, plant, and equipment. In the first quarter of 2002, property, plant, and equipment expenditures were $699,572 versus $258,041 for the same period in 2001. The increase resulted from investments in the Company's Puerto Rico subsidiary to enable it to absorb manufacturing capabilities of the Nelsonville, Ohio facility, which closed during the realignment of the Company's footwear manufacturing in November 2001. Additionally, the Company made investments in software to upgrade sales and customer support during first quarter 2002.

Capital expenditures for 2002 are expected to be similar to Fiscal 2001, which were $1.2 million. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 2002 through available cash on hand, additional long-term borrowings and operating cash flows.

Inflation

The Company cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. The Company attempts to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, pension benefits, income taxes, and restructuring costs. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts receivable allowances

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

Inventories

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

Pension benefits

Management records an accrual for pension costs associated with the Company sponsored noncontributory defined benefit pension plans covering the union and non-union workers of the Company's operations. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.

Income taxes

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

Restructuring costs

As disclosed in Note 2 of Notes to the Interim Unaudited Consolidated Financial Statements, in 2001 management established an accrual for estimated restructuring and realignment costs associated with the closing of its Nelsonville manufacturing facility. The Company expects no additional restructuring and realignment costs associated with this plan, however should the Company incur additional costs related to the closing of the manufacturing facility, additional accruals may be required.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding capital expenditures (paragraph 11). Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent

Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect the Company's business and financial results and cause actual results to differ materially from plans and projections. Although the Company and its management believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements contained herein, the inclusion of such information should not be regarded as a representation by the Company, its management or any other person that the Company's objectives and plans will be achieved. All forward-looking statements made herein are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART 1 - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2001.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.  None.

         (b)      Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROCKY SHOES & BOOTS, INC.


Date:    May 14, 2002                  /s/ James E. McDonald
                                       ---------------------------------------
                                       James E. McDonald, Vice President and
                                       Chief Financial Officer*



*        In his capacity as Vice President and Chief Financial Officer, Mr.
         McDonald is duly authorized to sign this report on behalf of the Registrant.