Form 10-Q
period 2002-06-30
ROCKY SHOES & BOOTS INC
filed 2002-08-13
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


 For Quarter Ended                                     Commission File Number:
  JUNE 30, 2002                                                 0-21026


                            ROCKY SHOES & BOOTS, INC.
                            --------------------------
             (Exact name of registrant as specified in its charter)


           OHIO                                      31-1364046
           ----                                      ----------
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

                                  Yes X No____

      4,505,465 common shares, no par value, outstanding at August 6, 2002.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                            PAGE
PART I.     FINANCIAL INFORMATION                                                          NUMBER

            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets
                      June 30, 2002 and 2001 (Unaudited) and December 31, 2001                3

                      Unaudited Condensed Consolidated Statements of Operations
                      for the Three Months and Six Months Ended June 30, 2002 and 2001        4

                      Unaudited Condensed Consolidated Statements of Cash Flows
                      for the Three Months and Six Months Ended June 30, 2002 and 2001        5

                      Notes to Interim Unaudited Condensed Consolidated Financial
                      Statements                                                            6 - 8

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                9 - 14

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk             15

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                      15

            Item 2.   Changes in Securities and Use of Proceeds                              15

            Item 3.   Defaults Upon Senior Securities                                        15

            Item 4.   Submission of Matters to a Vote of Security Holders                   15-16

            Item 5.   Other Information                                                      16

            Item 6.   Exhibits and Reports on Form 8-K                                       16

SIGNATURE                                                                                    17

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30, 2002      December 31, 2001     June 30, 2001
                                                                    Unaudited                                Unaudited
                                                                ----------------------------------------------------------
ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                                      $  1,514,834       $  2,954,935       $  1,453,055
     Trade receivables - net                                          15,072,183         15,091,100         20,197,326
     Other receivables                                                 2,345,324          2,225,498          4,973,000
     Inventories                                                      31,319,150         27,713,664         41,384,116
     Deferred income taxes                                               615,609            615,609            502,722
     Prepaid expenses                                                  1,491,523          1,053,192          1,454,132
                                                                    ------------       ------------       ------------
         Total current assets                                         52,358,623         49,653,998         69,964,351

FIXED ASSETS - net                                                    19,965,259         20,766,094         22,473,023

DEFERRED PENSION ASSET                                                 2,311,806          1,802,922          2,526,603

DEFERRED INCOME TAXES                                                    295,784            295,784

OTHER ASSETS                                                           2,469,050          2,141,016          2,157,433
                                                                    ------------       ------------       ------------

TOTAL ASSETS                                                        $ 77,400,522       $ 74,659,814       $ 97,121,410
                                                                    ============       ============       ============

LIABILITIES AND
SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable                                               $  4,207,401       $  1,559,444       $  6,091,027
     Current maturities - long term debt                                 480,751            469,143          9,516,681
     Accrued taxes - other                                               606,690            991,295            910,612
     Accrued salaries and wages                                          852,859            985,992          1,063,461
     Accrued plant closing costs                                         780,499            903,291
     Accrued other                                                       282,721            477,938            558,948
                                                                    ------------       ------------       ------------
         Total current liabilities                                     7,210,921          5,387,103         18,140,729

LONG TERM DEBT-less current maturities                                20,004,450         16,976,023         26,212,433

DEFERRED LIABILITIES                                                     180,500          1,253,355          2,646,331
                                                                    ------------       ------------       ------------

TOTAL LIABILITIES                                                     27,395,871         23,616,481         46,999,493

SHAREHOLDERS' EQUITY:

Common stock, no par value;
     10,000,000 shares authorized; issued and outstanding
     June 30, 2002 - 4,505,465; December 31, 2001 - 4,492,215;
     June 30, 2001 - 4,489,215                                        35,373,578         35,302,159         35,284,159
Accumulated other comprehensive loss                                    (831,161)          (831,161)
Retained earnings                                                     15,462,234         16,572,335         14,837,758
                                                                    ------------       ------------       ------------

         Total shareholders' equity                                   50,004,651         51,043,333         50,121,917
                                                                    ------------       ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 77,400,522       $ 74,659,814       $ 97,121,410
                                                                    ============       ============       ============





See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          Three Months Ended                     Six Months Ended
                                               June 30,                             June 30,
                                        2002               2001              2002             2001
                                   ------------       ------------       ------------       ------------
NET SALES                          $ 19,194,071       $ 22,006,132       $ 32,943,659       $ 38,070,027

COST OF GOODS SOLD                   14,256,438         15,854,003         25,665,373         28,750,824
                                   ------------       ------------       ------------       ------------

GROSS MARGIN                          4,937,633          6,152,129          7,278,286          9,319,203

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES          4,517,033          4,691,982          8,416,534          8,700,481
                                   ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS           420,600          1,460,147         (1,138,248)           618,722

OTHER INCOME AND (EXPENSES):
     Interest expense                  (332,959)          (632,685)          (616,068)        (1,211,782)
     Other - net                         78,198            147,041            167,029            280,027
                                   ------------       ------------       ------------       ------------
          Total other - net            (254,761)          (485,644)          (449,039)          (931,755)

INCOME (LOSS) BEFORE INCOME
     TAXES                              165,839            974,503         (1,587,287)          (313,033)

INCOME TAX (BENEFIT) EXPENSE             48,752            272,164           (477,186)          (109,278)
                                   ------------       ------------       ------------       ------------

NET INCOME (LOSS)                  $    117,087       $    702,339       $ (1,110,101)      $   (203,755)
                                   ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE
     Basic                         $       0.03       $       0.16       $      (0.25)      $      (0.05)
                                   ============       ============       ============       ============
     Diluted                       $       0.03       $       0.16       $      (0.25)      $      (0.05)
                                   ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING
     Basic                            4,502,608          4,489,215          4,498,240          4,489,215
                                   ============       ============       ============       ============
     Diluted                          4,680,002          4,522,039          4,489,240          4,489,215
                                   ============       ============       ============       ============


See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Six Months Ended
                                                                       June 30,
                                                                 2002               2001
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (1,110,101)      $   (203,755)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating  activities:
     Depreciation and amortization                             2,069,977          2,304,910
     Deferred taxes and liabilities - net                     (1,581,738)           195,743
     Loss on sale of fixed assets                                  9,508              7,434

Change in assets and liabilities:
     Receivables                                                (100,909)        (4,157,545)
     Inventories                                              (3,605,486)        (9,348,879)
     Prepaid expenses                                           (438,331)          (158,845)
     Other assets                                               (347,810)            20,602
     Accounts payable                                          2,643,981          2,598,861
     Accrued and other liabilities                              (835,747)           309,344
                                                            ------------       ------------

        Net cash used in operating  activities                (3,296,656)        (8,432,130)
                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                      (1,267,649)          (452,772)
Proceeds from sale of fixed assets                                12,750              6,498
                                                            ------------       ------------

        Net cash used in investing activities                 (1,254,899)          (446,274)
                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long Term Debt                                  40,122,478         45,171,590
Payments on Long Term Debt                                   (37,082,443)       (36,958,125)
Proceeds from exercise of stock options                           71,419
                                                            ------------       ------------

        Net cash provided by financing activities              3,111,454          8,213,465
                                                            ------------       ------------


DECREASE IN CASH AND CASH EQUIVALENTS                         (1,440,101)          (664,939)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                            2,954,935          2,117,994
                                                            ------------       ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                               $  1,514,834       $  1,453,055
                                                            ============       ============



See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES


   NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for year ended December 31, 2001.

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

         The execution of this plan, which started in September 2001, resulted in the elimination of 67 employees at the Nelsonville, Ohio facility and transfer of a significant amount of machinery and equipment to the Company's Moca, Puerto Rico facility.

         A reconciliation of the plant closing costs and accrual for the quarter ended June 30, 2002 is as follows:

                                                           ACCRUED                                          ACCRUED
                                          2001 TOTAL       BALANCE       FIRST QUARTER   SECOND QUARTER     BALANCE
                                            EXPENSES     DEC. 31, 2001   2002 PAYMENTS   2002 PAYMENTS    JUNE 30, 2002
                                          ----------     -------------   -------------   -------------    -------------
Severance
  Non-union                               $   71,668      $   71,668      $   20,483      $    5,091      $   46,094
  Union                                      292,653
Curtailment of pension plan benefits         690,000         690,000                                         690,000
Employee benefits                             34,223          33,000           6,808          22,739           3,453
Factory lease                                 90,000          85,000          13,000           9,000          63,000
Equipment and relocation costs               260,626           5,000                                           5,000
Legal and other costs                         60,830          18,623          11,825          33,847         (27,049)
                                          ----------      ----------      ----------      ----------      ----------


Total                                     $1,500,000      $  903,291      $   52,116      $   70,677      $  780,498
                                          ==========      ==========      ==========      ==========      ==========



3.       INVENTORIES

         Inventories are comprised of the following:





                                  June 30, 2002      December 31, 2001   June 30, 2001
                                  -------------      -----------------   -------------
Raw materials                      $  5,348,288       $  4,537,865       $  6,791,263
Work-in Process                       1,798,754          1,578,107          2,969,247
Finished goods                       23,049,609         20,077,999         29,369,379
Factory outlet finished goods         1,283,499          1,680,693          2,814,227
Reserve for obsolescence or
     lower of cost or market           (161,000)          (161,000)          (560,000)
                                   ------------       ------------       ------------

Total                              $ 31,319,150       $ 27,713,664       $ 41,384,116
                                   ============       ============       ============


4.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                                       Six Months Ended
                                                           June 30,
                                                       2002           2001
                                                       ----           ----

        Interest                                     $624,184      $1,279,884
                                                     ========      ==========
        Federal, state and local
            income taxes                              $75,000         $77,348
                                                      =======         =======

         Accounts payable at June 30, 2002 and December 31, 2001 include a total of $9,286 and $5,310, respectively, relating to the purchase of fixed assets.

5.       PER SHARE INFORMATION

         Basic earnings/(loss) per share (EPS) is computed by dividing net income (loss) applicable to common shareholders by the basic weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

         A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and six months ended June 30, 2002 and 2001 is as follows:


                                   Three Months Ended               Six Months Ended
                                        June 30,                        June 30,
                                   2002           2001             2002           2001
                                   ----           ----             ----           ----
Basic Weighted average
     shares outstanding           4,502,608      4,489,215        4,498,240      4,489,215
                                  ---------      ---------        ---------      ---------
Diluted securities:
     Stock options                  177,394         32,824                -              -
                                  ---------      ---------        ---------      ---------
Diluted Weighted average
     shares outstanding           4,680,002      4,522,039        4,498,240      4,489,215
                                  =========      =========        =========      =========



6.       RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company has no goodwill recorded. However, the total net book value of indefinite-lived intangible assets at June 30, 2002 was $413,869. Indefinite-lived intangible assets represent the cost of acquiring the licensing rights to ROCKY(R) Kids from Philip's Kids, LLC. These rights have previously been determined to have an indefinite useful life and accordingly are not subject to amortization. In addition, the Company has intangible assets consisting of patents and trademarks totaling approximately $500,000 at June 30, 2002 that are being amortized over 15 years. Amortization expense related to these intangible assets in the first six months of fiscal 2002 and 2001 was $34,972 and $18,904 respectively.

         As previously reported, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. It is effective for the first quarter in the year ended December 31, 2003. The Company does not believe the adoption of SFAS No. 145 will have a significant impact on its consolidated financial statements.

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

                                                 PERCENTAGE OF NET SALES
                                      Three Months Ended           Six Months Ended
                                          June 30,                      June 30,
                                    2002         2001              2002         2001
                                    ----         ----              ----         ----
Net Sales                            100.0%       100.0%            100.0%       100.0%
Cost of Goods Sold                    74.3%        72.0%             77.9%        75.5%
                                  ----------  -----------        ----------  -----------
Gross Margin                          25.7%        28.0%             22.1%        24.5%
Selling, General and
     Administrative Expenses          23.5%        21.4%             25.6%        22.9%
                                  ----------  -----------        ----------  -----------
Income (Loss) from Operations          2.2%         6.6%             (3.5%)        1.6%
                                  ==========  ===========        ==========  ===========


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net Sales

Net sales decreased $2,812,061, or 12.8%, to $19,194,071 for the quarter ended June 30, 2002 compared to $22,006,132 for the same period a year ago. Continuation of weak market conditions, particularly in the rugged outdoor segment, resulted in the decline in net sales for second quarter 2002 compared to last year. In addition, unusually warm weather conditions throughout most of the 2001-2002 winter selling season for rugged outdoor footwear adversely affected sales for the Company's retail customers and therefore orders during 2002.

The Company had increased sales of military boots and Wild Wolf(R) by Rocky(R) footwear during second quarter 2002 compared to last year, and made initial shipments of ROCKY(R) Kids footwear and ROCKY(R) Gear clothing and accessories during the quarter. These sales gains were offset by lower sales in the rugged outdoor footwear, occupational and casual footwear categories. The Company began shipping military footwear in second quarter 2001 pursuant to a contract with the U.S. Government. Second quarter 2002 net sales included $2,600,000 of military boots versus $1,700,000 for the same period in 2001. All orders under this contract have been shipped and the contract was completed as of June 30, 2002.

Gross Margin

Gross margin decreased $1,214,496, or 19.7%, to $4,937,633 for the quarter ended June 30, 2002 compared to $6,152,129 for the same period in 2001. As a percentage of net sales, gross margin was 25.7% this year compared to 28.0% a year ago. The change in product mix, with military boots representing a higher percentage of net sales in second quarter 2002, negatively affected the gross margin. Military boots are produced at lower gross margin than footwear in the Company's other categories. Positive contributions were realized from the manufacturing realignment announced during third quarter 2001 and incremental benefits are expected in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased $174,949, or 3.7%, to $4,517,033 for the quarter ended June 30, 2002 compared to $4,691,982 for the same period a year ago. As a percentage of net sales, SG&A increased to 23.5% versus 21.4% a year ago. Despite the shortfall in sales, progress was achieved regarding controllable costs. Cost reduction programs have been implemented during the past 18 months to streamline operations and improve operating efficiency. These savings enhanced the Company's results in second quarter 2002 despite the challenging retail environment, and incremental benefits are expected in future periods.

Interest Expense

Interest expense decreased $299,726, or 47.4%, to $332,959 in the quarter ended June 30, 2002 compared to $632,685 the same quarter a year ago. The Company benefited from lower outstanding balances and, to a lesser extent, more favorable interest rates compared with second quarter 2001. The Company's funded debt decreased 42.7% to $20,485,201 at June 30, 2002 versus $35,729,114 a year ago due to a $10,064,966 reduction in inventory and a $5,125,143 decline in accounts receivable at June 30, 2002 compared with last year.

Income Taxes

Income taxes for the three months ended June 30, 2002 decreased to $48,752 compared to $272,164 for the same period a year ago. The decrease in income tax expense is due to reduced operating income in the current quarter as compared with the prior year. The Company's effective tax rate of 29.4% for the three months ended June 30, 2002 compares with an effective tax rate of 27.9% for the same period last year.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Net Sales


Net sales for the six months ended June 30, 2002 decreased $5,126,368 or 13.5% to $32,943,659 versus $38,070,027 for the same period a year ago. This decline is generally attributable to the continuation of weak market conditions combined with the inventory impact from the unusually warm 2001-2002 winter season. These factors particularly affected sales in the rugged outdoor category. Sales of occupational and casual footwear were primarily impacted by weak market conditions.

Sales of military boots increased during the first half of 2002. In addition, the Company made initial shipments of ROCKY(R) Kids footwear and ROCKY(R) Gear clothing and accessories during this period. The Company began shipping military footwear in second quarter 2001 pursuant to a contract with the U.S. Government. Military boot sales totaled $6,400,000 during the first six months of 2002 compared to $1,700,000 for the same period last year. All orders under this contract were shipped as of June 30, 2002.

Gross Margin

Gross margin for the six months ended June 30, 2002 decreased $2,040,917, to $7,278,286 versus $9,319,203 for the same period a year ago. As a percentage of net sales, gross margin was 22.1% in the first half of 2002 versus 24.5% for the same period a year ago. Similar to the second quarter, higher sales of military boots, which are produced at a lower margin than the Company's branded footwear, affected product mix and gross margin for the first six months of 2002 compared to last year. Positive contributions were realized from the manufacturing realignment announced during third quarter 2001 and incremental benefits are expected in future periods.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the six months ended June 30, 2002 were $8,416,534 compared with $8,700,481 for the same period a year ago. SG&A expenses were 25.5% of net sales in the first half of 2002 versus 22.9% in 2001. Cost reduction programs have been implemented during the past 18 months to streamline operations and improve operating efficiency. These savings enhanced the Company's results for the first six months of 2002 despite the challenging retail environment.

Interest Expense

Interest expense for the six months ended June 30, 2002 decreased $595,714 or 49.2% to $616,068 versus $1,211,782 for the same period a year ago. The significant reduction is principally due to lower borrowings, and, to a lesser extent, the decline in interest rates versus the prior year. The Company's funded debt decreased 42.7% to $20,485,201 at June 30, 2002 versus $35,729,114 a year ago. This was primarily due to the $10,064,966 reduction in inventory and a $5,125,143 reduction in accounts receivable compared to the same date in 2001.

Income Taxes

Income tax benefit increased to $477,186 for the six months ended June 30, 2002 from $109,278 for the comparable period last year. The Company's effective tax benefit rate of 30.1% for the first half of 2002 compares with 34.9% for the same period last year.

Liquidity and Capital Resources

The Company has principally funded working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory principally as a result of the Company's seasonal business cycle. These requirements are generally lowest in the months of January through March of each year, and highest during the months of May through October. In addition, the Company requires financing to develop and introduce new footwear styles, and, to a lesser extent, for machinery, equipment and facilities due to the increased percentage of sourced footwear sold and the recently completed manufacturing realignment. At June 30, 2002, the Company had working capital of $45,147,702 versus $44,266,895, at December 31, 2001.

The Company's line of credit, which extends through September 2003, provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $50,000,000. The Company had borrowed $14,272,775 against its currently available line of credit of $19,228,129 at June 30, 2002.

The Company's cash flow used in operations decreased to $3,296,656 in first half of 2002 from $8,432,130 for the same period in the prior year. The period over period comparison reflects smaller increases in accounts receivable and inventory in the current year, which were partially offset by the increased net loss. All of the related balance sheet fluctuations reflect the seasonal nature of the Company's business and are normal when consideration is given to reduced net sales for the 2002 year-to-date period and the Company's emphasis on inventory management.

The principal use of cash flows in investing activities for the first six months of 2002 and 2001 has been for investment in property, plant, and equipment. In the first half of 2002, property, plant, and equipment expenditures were approximately $1,268,000 versus $453,000 for the same period in 2001. During the first half of 2002, the Company made investments in its Puerto Rico factory that enhanced manufacturing capabilities. In addition, projects have been initiated to upgrade sales and customer support capabilities.

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

Restructuring costs

As disclosed in Note 2 of Notes to the Interim Unaudited Condensed Consolidated Financial Statements, in 2001 management established an accrual for estimated restructuring and realignment costs associated with the closing of its Nelsonville manufacturing facility. The Company expects no additional restructuring and realignment costs associated with this plan, however should the Company incur additional costs related to the closing of the manufacturing facility, additional accruals may be required.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management and include any statements regarding gross margin (paragraphs 4 and 10), and selling, general and administrative expenses (paragraph 5). Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonal fluctuations, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, capital expenditures, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect the Company's business and financial results and cause actual results to differ materially from plans and projections. Although the Company and its management believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements contained herein, the inclusion of such information should not be regarded as a representation by the Company, its management or any other person that the Company's objectives and plans will be achieved. All forward-looking statements made herein are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2002 Annual Meeting of Shareholders was held on May 15, 2002, and the following proposals were acted upon:

Proposal 1: The election of Class II Directors of the Company, each to serve until the 2004 Annual Meeting of Shareholders or until their successors are elected and qualified:


                                           Number of Shares Voted
                                 ---------------------------------------------
                                   FOR              WITHHOLD          TOTAL
                                                    AUTHORITY

Leonard L. Brown                3,689,453           324,050         4,013,503

David Fraedrich                 3,070,718           942,785         4,013,503

Curtis A. Loveland              3,690,503           323,000         4,013,503

Robert D. Rockey                3,688,603           324,900         4,013,503

Proposal 2: To approve and adopt amendments to the Company's 1995 Stock Option Plan.


                     Number of Shares Voted
----------------------------------------------------------------
      FOR          WITHHOLD        ABSTAINED          TOTAL
                  AUTHORITY

   3,178,196        828,732          6,575           4,013,503

Proposal 3: To ratify appointment of Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002.




                     Number of Shares Voted
-------------------------------------------------------------------
   FOR             AGAINST          ABSTAINED            TOTAL

 4,007,593          3,550             2,360            4,013,503




ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 10.1 Fifth Amendment to Loan and Security Agreement, dated June 21, 2002, among the Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC.

                  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K.  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ROCKY SHOES & BOOTS, INC.


Date:    August 13, 2002             /s/ James E. McDonald
                                     ------------------------------------
                                     James E. McDonald, Vice President and
                                     Chief Financial Officer*



     In his capacity as Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.