Form 10-Q
period 2002-09-30
ROCKY SHOES & BOOTS INC
filed 2002-11-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


       For Quarter Ended                        Commission File Number:
      SEPTEMBER 30, 2002                                0-21026
      ------------------                        -----------------------

                            ROCKY SHOES & BOOTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    OHIO                                31-1364046
                    ----                                ----------
      (State of Incorporation)             (IRS Employer Identification Number)


                               39 E. CANAL STREET
                             NELSONVILLE, OHIO 45764
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (740) 753-1951
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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




     4,505,465 common shares, no par value, outstanding at November 13, 2002

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                                   PAGE
PART I.     FINANCIAL INFORMATION                                                                 NUMBER

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              September 30, 2002 and 2001 (Unaudited) and December 31, 2001                          3

              Unaudited Condensed Consolidated Statements of Income
              For the Three Months and Nine Months Ended September 30, 2002 and 2001                 4

              Unaudited Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001                                  5

              Notes to Interim Unaudited Condensed Consolidated Financial Statements              6 - 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                         10 - 16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            16

     Item 4.  Controls and Procedures                                                               16

PART II.    OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                     17

     Item 2.  Changes in Securities and Use of Proceeds                                             17

     Item 3.  Defaults Upon Senior Securities                                                       17

     Item 4.  Submission of Matters to a Vote of Security Holders                                   17

     Item 5.  Other Information                                                                     17

     Item 6.  Exhibits and Reports on Form 8-K                                                      17

SIGNATURE                                                                                           18

CERTIFICATIONS                                                                                   19 - 20

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                  September 30, 2002    December 31, 2001  September 30, 2001
                                                                       Unaudited                                Unaudited
                                                                  ------------------    -----------------  ------------------
ASSETS:

CURRENT ASSETS:
      Cash and cash equivalents                                       $ 1,893,242         $ 2,954,935         $ 2,553,804
      Trade receivables - net                                          29,104,380          15,091,100          34,716,895
      Other receivables                                                 1,747,279           2,225,498           2,351,058
      Inventories                                                      30,253,309          27,713,664          37,899,594
      Deferred income taxes                                               615,609             615,609             502,722
      Prepaid expenses                                                  1,321,298           1,053,192           1,498,935
                                                                     ------------        ------------       -------------
           Total current assets                                        64,935,117          49,653,998          79,523,008

FIXED ASSETS - net                                                     19,212,820          20,766,094          21,541,734

DEFERRED PENSION ASSET                                                  2,493,590           1,802,922           2,526,603

DEFERRED INCOME TAXES                                                     295,784             295,784                   -

OTHER ASSETS                                                            2,230,565           2,141,016           2,075,593
                                                                     ------------        ------------       -------------
TOTAL ASSETS                                                         $ 89,167,876        $ 74,659,814       $ 105,666,938
                                                                     ============        ============       =============
LIABILITIES AND
SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
      Accounts payable                                                $ 4,068,998         $ 1,559,444         $ 3,538,230
      Current maturities - long term debt                                 484,200             469,143          17,845,423
      Accrued taxes - other                                               457,225             991,295             683,637
      Accrued salaries and wages                                        1,029,411             985,992           1,360,540
      Accrued plant closing costs                                         270,499             903,291           1,300,000
      Accrued other                                                     1,257,086             477,938           1,481,547
                                                                     ------------        ------------       -------------
           Total current liabilities                                    7,567,419           5,387,103          26,209,377

LONG TERM DEBT-less current maturities                                 29,055,129          16,976,023          26,095,736

DEFERRED LIABILITIES                                                      152,500           1,253,355           1,760,214
                                                                     ------------        ------------       -------------

TOTAL LIABILITIES                                                      36,775,048          23,616,481          54,065,327

SHAREHOLDERS' EQUITY:

Common stock, no par value;
      10,000,000 shares authorized; issued and outstanding
      September 30, 2002 - 4,505,465;
      December 31, 2001- 4,492,215;
      4,492,215; September 30, 2001 - 4,489,215                        35,373,578          35,302,159          35,284,159
      Accumulated other comprehensive loss                               (831,161)           (831,161)                  -
      Retained earnings                                                17,850,411          16,572,335          16,317,452
                                                                     ------------        ------------       -------------

           Total shareholders' equity                                  52,392,828          51,043,333          51,601,611
                                                                     ------------        ------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 89,167,876        $ 74,659,814       $ 105,666,938
                                                                     ============        ============       =============



See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                Three Months Ended                           Nine Months Ended
                                                    September 30,                               September 30,
                                             2002                  2001                  2002                  2001
                                         -----------           ------------          -----------           -----------

NET SALES                                $ 30,453,543          $ 38,490,267          $ 63,397,202          $ 76,560,294

COST OF GOODS SOLD                         21,601,185            28,685,843            47,266,558            57,436,667
                                         ------------          ------------          ------------          ------------

GROSS MARGIN                                8,852,358             9,804,424            16,130,644            19,123,627

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                5,119,050             5,723,654            13,535,584            14,424,135
PLANT CLOSING COSTS                              --               1,300,000                  --               1,300,000
                                         ------------          ------------          ------------          ------------

INCOME FROM OPERATIONS                      3,733,308             2,780,770             2,595,060             3,399,492

OTHER INCOME AND (EXPENSES):
     Interest expense                        (422,366)             (764,539)           (1,038,434)           (1,976,321)
     Other - net                              102,168                50,097               269,197               330,124
                                         ------------          ------------          ------------          ------------
          Total other - net                  (320,198)             (714,442)             (769,237)           (1,646,197)
                                         ------------          ------------          ------------          ------------

INCOME BEFORE INCOME
     TAXES                                  3,413,110             2,066,328             1,825,823             1,753,295

INCOME TAX EXPENSE                          1,024,933               586,634               547,747               477,356
                                         ------------          ------------          ------------          ------------

NET INCOME                               $  2,388,177          $  1,479,694          $  1,278,076          $  1,275,939
                                         ============          ============          ============          ============

NET INCOME PER SHARE
     Basic                                      $0.53                 $0.33                 $0.28                 $0.28
                                         ============          ============          ============          ============
     Diluted                                    $0.52                 $0.32                 $0.28                 $0.28
                                         ============          ============          ============          ============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING
     Basic                                  4,505,465             4,489,215             4,500,675             4,489,215
                                         ============          ============          ============          ============
     Diluted                                4,555,208             4,564,929             4,613,994             4,540,675
                                         ============          ============          ============          ============



 See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           2002                    2001
                                                                       -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 1,278,076             $ 1,275,939
Adjustments to reconcile net income to net
     cash used in operating  activities:
     Depreciation and amortization                                       3,073,782               3,381,738
     Deferred income taxes and liabilities                              (1,791,524)               (690,374)
     Loss on sale of fixed assets                                            9,583                 123,040

Change in assets and liabilities:
     Receivables                                                       (13,535,061)            (16,055,172)
     Inventories                                                        (2,539,645)             (5,864,357)
     Prepaid expenses                                                     (268,106)               (203,648)
     Other assets                                                         (109,325)                 90,972
     Accounts payable                                                    2,495,946                  45,275
     Accrued and other liabilities                                        (344,295)              2,602,048
                                                                       -----------             -----------

        Net cash used in operating  activities                         (11,730,569)            (15,294,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                (1,509,457)               (701,658)
Proceeds from sale of fixed assets                                          12,750                   6,498
                                                                       -----------             -----------

     Net cash used in investing activities                              (1,496,707)               (695,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                                            64,882,869              76,046,760
Payments on long term debt                                             (52,788,705)            (59,621,251)
Proceeds from exercise of stock options                                     71,419
                                                                       -----------             -----------

     Net cash provided by financing activities                          12,165,583              16,425,509
                                                                       -----------             -----------


INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                             (1,061,693)                435,810

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                      2,954,935               2,117,994
                                                                       -----------             -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                          $ 1,893,242             $ 2,553,804
                                                                       ===========             ===========



 See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES


         NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

2.       CLOSURE OF MANUFACTURING OPERATIONS

         In September 2001, the Board of Directors approved a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company moved the footwear manufacturing operations at its Nelsonville, Ohio factory to the Company's factory in Puerto Rico. The restructuring plan was principally completed in fourth quarter 2001.

         The execution of this plan, which started in September 2001, resulted in the elimination of 67 employees at the Nelsonville, Ohio facility, and transfer of a significant amount of machinery and equipment to the Company's Moca, Puerto Rico facility.

         A reconciliation of the plant closing costs and accrual for the quarter ended September 30, 2002 is as follows:


                                                Accured                                                                 Accrued
                            2001 Total          Balance         First Quarter    Second Quarter     Third Quarter       Balance
                              Expense        Dec. 31, 2001      2002 Payments     2002 Payments     2002 Pyaments   Sept. 30, 2002
                            ----------       -------------      -------------     -------------     -------------   --------------
Severance
  Non-union                   $ 71,668          $ 71,668          $ 20,483           $ 5,091                            $  46,094
  Union                        292,653
Curtailment of pension
 plan benefits                 690,000           690,000                                                500,000           190,000
Employee benefits               34,223            33,000             6,808            22,739              1,000             2,453
Factory lease                   90,000            85,000            13,000             9,000              9,000            54,000
Equipment and relocation
 costs                         260,626             5,000                                                                    5,000
Legal and other costs           60,830            18,623            11,825            33,846                              (27,048)
                           -----------         ---------          --------          --------          ---------          --------

Total                      $ 1,500,000         $ 903,291          $ 52,116          $ 70,676          $ 510,000          $270,499
                           ===========         =========          ========          ========          =========          ========



3.       INVENTORIES
         Inventories are comprised of the following:



                                                  September 30,          December 31,         September 30,
                                                      2002                  2001                 2001
                                                   ----------          ------------          ------------
Raw materials                                       4,855,657          $  4,537,865           $  5,504,761
Work-in Process                                     2,299,573             1,578,107              2,335,945
Finished goods                                     21,527,293            20,077,999             27,640,253
Factory outlet finished goods                       1,731,786             1,680,693              2,579,635
Reserve for obsolescence or
     lower of cost or market                         (161,000)             (161,000)              (161,000)
                                                   ----------          ------------           ------------

Total                                              30,253,309          $ 27,713,664           $ 37,899,594
                                                   ==========          ============           ============



4.       SUPPLEMENTAL CASH FLOW INFORMATION
         Cash paid for interest and Federal, state and local income taxes was as follows:

                                                    Nine Months Ended
                                                      September 30,
                                                2002                 2001
                                                ----                 ----

        Interest                            $ 1,015,141          $ 2,001,117
                                            ===========          ===========

        Federal, state and local
            income taxes                     $   75,000           $   77,348
                                            ===========          ===========

         Accounts payable at September 30, 2002 and December 31, 2001 include a total of $18,918 and $5,310, respectively, relating to the purchase of fixed assets.

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

         A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and nine months ended September 30, 2002 and 2001 is as follows:




                                                   September 30,                       September 30,
                                               2002              2001             2002              2001
                                            ---------         ---------         ---------         ---------
          Basic Weighted average
               shares outstanding           4,505,465         4,489,215         4,500,675         4,489,215

          Diluted securities:
               Stock options                   49,743            75,714           113,319            51,460
                                            ---------         ---------         ---------         ---------

          Diluted Weighted average
               shares outstanding           4,555,208         4,564,929         4,613,994         4,540,675
                                            =========         =========         =========         =========


6.       RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company has no goodwill recorded. However, the total net book value of indefinite-lived intangible assets at September 30, 2002 was $413,869. Indefinite-lived intangible assets represent the cost of acquiring the licensing rights to ROCKY(R) Kids from Philip's Kids, LLC. These rights have previously been determined to have an indefinite useful life and accordingly are not subject to amortization. In addition, the Company has intangible assets consisting of patents and trademarks totaling approximately $500,000 at September 30, 2002 that are being amortized over 15 years. Amortization expense related to these intangible assets in the first nine months of fiscal 2002 and 2001 was $23,569 and $30,374 respectively.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of this statement, as of January 1, 2002, did not have an impact on the Company's Consolidated Financial Statements.

         As previously reported, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. It is effective for the first quarter in the year ended December 31, 2003. The Company does not believe the adoption of SFAS No. 145 will have a significant impact on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002.

7.       NEW CREDIT FACILITY

         The Company announced a two-year extension to its credit facility on October 23, 2002. This new agreement replaced the previous $50 million credit facility and includes terms more favorable to the Company, lower interest rates, and, to a lesser extent, reduced administrative fees. It expires on September 30, 2005. The Company's new line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $45,000,000. As of September 30, 2002, the Company had borrowed $23,445,043 against its currently available line of credit of $32,693,673.

8.       SHARE REPURCHASE PROGRAM

         On September 30, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 common shares outstanding in open market or privately negotiated transactions through December 31, 2003. Purchases of stock under this program will be funded from the Company's operating cash flow.

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

                                                                   PERCENTAGE OF NET SALES
                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                    2002           2001          2002           2001
                                                    ----           ----          ----           ----

          Net Sales                                 100.0%         100.0%         100.0%         100.0%
          Cost of Goods Sold                         70.9%          74.5%          74.6%          75.0%
                                                 --------       --------       --------       --------
          Gross Margin                               29.1%          25.5%          25.4%          25.0%
          SG&A expenses (including
               plant closing costs in 2001)          16.8%          18.2%          21.4%          20.5%
                                                 --------       --------       --------       --------
          Income from Operations                     12.3%           7.3%           4.0%           4.5%
                                                 ========       ========       ========       ========

Reported SG&A expenses were 18.2% and 20.5% of net sales, respectively, for the three months and nine months ended September 30, 2001. Excluding the $1,300,000 third quarter 2001 plant closing costs, SG&A expenses were 14.9% and 18.8% of net sales, respectively, for the same periods last year. Reported income from operations for the third quarter 2001 year-to-date periods were 7.3% and 4.5%, respectively. Excluding the third quarter 2001 plant closing costs, income from operations was 10.6% and 6.2%, respectively, for three months and nine months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales

Net Sales decreased $8,036,724, or 20.9%, to $30,453,543 for the quarter ended September 30, 2002 compared to $38,490,267 for the same period a year ago. The decline was due to lower sales of rugged outdoor footwear and no military boot sales. This shortfall was partially offset by increased sales of occupational footwear and other sales, which includes ROCKY(R) Gear clothing and accessories. The Company's prices are slightly higher than the previous year. This was due principally to the growing strength of the ROCKY brand and raw material price increases.

Gross Margin

Gross margin improved to 29.1% of net sales, or $8,852,358, for third quarter 2002 compared with 25.5%, or $9,804,424, for the same period last year. This was primarily due to no shipments of military footwear in third quarter 2002, which were produced during third quarter 2001 at substantially lower margins than the Company's overall gross margin under a previous contract with the U.S. government. Results for the most recent quarter also benefited from the restructuring of manufacturing operations announced during third quarter 2001, and an increase in sourced products that represented 57.8% of net sales for third quarter 2002 versus 46.9% the prior year. To date, the Company has not been affected materially by the recent West Coast port shutdown or the impact of any alleged slowdowns.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased $604,604, or 10.6%, to $5,119,050 for the quarter ended September 30, 2002 compared to $5,723,654 for the same period a year ago. Cost reduction programs implemented during 2001 continue to favorably impact SG&A expenses in terms of absolute dollars savings. As a percentage of net sales, SG&A expenses increased to 16.8% for third quarter 2002 from 14.9% a year ago. This is primarily the result of reduced net sales and the fixed charges associated with SG&A expenses.

Interest Expense

Interest expense decreased $342,173, or 44.8%, to $422,366 in the quarter ended September 30, 2002 compared to $764,539 the prior year. The Company benefited from both lower outstanding balances and interest rates during third quarter 2002.

Funded debt was $29,539,329 at September 30, 2002 versus $43,941,159 on the same date in 2001. The $14,401,830 or 32.8% reduction in funded debt was primarily due to substantially lower inventory during third quarter 2002 compared to last year.

Income Taxes

Income taxes increased to $1,024,933 for the three months ended September 30, 2002 compared to $586,634 for the same period a year ago. The Company's effective tax rate of 30.0% for the three months ended September 30, 2002 compares with an effective tax rate of 28.3% for the same period last year, which reflected lower tax rates for the Company's operations in Puerto Rico.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales

Net sales for the nine months ended September 30, 2002 decreased $13,163,092 or 17.2% to $63,397,202 versus $76,560,294 for the same period a year ago. Generally weak retail conditions in the Company's markets especially impacted initial orders of rugged outdoor footwear. Higher sales of military boots as well as other sales, which include ROCKY(R) Gear clothing and accessories partially offset the decline. The Company's prices are slightly higher than the previous year. This is due principally to the growing strength of the ROCKY brand and raw material price increases.

Gross Margin

Gross margin for the nine months ended September 30, 2002 decreased $2,992,983 to $16,130,644 versus $19,123,627 for the same period last year. As a percentage of net sales, gross margin was 25.4% for the first nine months of 2002 versus 25.0% for the same period a year ago. Among the factors contributing to the increase in gross margin as a percentage of net sales were generally higher selling prices and additional sales of higher margin sourced footwear. Sourced footwear sales increased to 47.0% of net sales for the first nine months of 2002 from 40.9% last year. Additionally, positive contributions are being realized from the manufacturing realignment announced during third quarter 2001 and incremental benefits are expected in future periods. The change in product mix, with military boots representing a higher percentage of net sales in the first nine months of 2002, negatively impacted gross margin in 2002. Military boots are produced at lower gross margin than footwear in the Company's other categories.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2002 were $13,535,584 compared with $14,424,135 for the same period a year ago. As a percentage of net sales, SG&A expenses were 21.4% for the first nine months of September 30, 2002 versus 18.8% for the same period in 2001. Cost reduction programs implemented during 2001 continue to favorably impact SG&A expenses in terms of absolute dollars savings.

Interest Expense

Interest expense for the nine months ended September 30, 2002 decreased $937,887 or 47.5% to $1,038,434 versus $1,976,321 for the same period a year ago. The significant reduction is principally due to lower borrowings, and, to a lesser extent, the decline in interest rates compared with the prior year.

Income Taxes

Income taxes for the nine months ended September 30, 2002 increased $70,391 to $547,747 compared to of $477,356 for the same period a year ago. The Company's effective tax rate of 30.0% for the nine months ended September 30, 2002 compared with an effective tax rate of 27.2% in 2001, which reflected lower tax rates for the Company's operations in Puerto Rico.

Liquidity and Capital Resources

The Company has principally funded working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory because of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of new styles of footwear. At September 30, 2002, the Company had working capital of $57,367,698 versus $53,313,631 on the same date last year and $44,266,895, at December 31, 2001.

The Company announced a two-year extension to its credit facility on October 23, 2002. The new agreement replaced the previous $50 million credit facility and includes terms more favorable to the Company, lower interest rates, and, to a lesser extent, reduced administrative fees. It expires on September 30, 2005. The Company's new line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $45,000,000. As of September 30, 2002, the Company had borrowed $23,445,043 against its currently available line of credit of $32,693,673.

The Company's cash flow used in operations decreased to $11,730,569 in the first nine months of 2002 from $15,294,539 for the same period in the prior year. The period over period comparison reflects a larger increase in accounts payable offsetting reduced increases in accounts receivable and inventories. All of the responsible balance sheet fluctuations reflect the seasonal nature of the Company's business and are normal when consideration is given to the reduction in net sales and the intent of the Company to reduce its investment in inventory.

Inventory declined 20.2% to $30,253,309 at September 30, 2002 versus $37,899,594 as of the same date last year and $27,713,664 at December 31, 2001. Controlled production schedules during the past year combined with improved inventory management contributed to the favorable comparison. The current level of inventory combined with scheduled imports and anticipated production during the fourth quarter is considered sufficient to meet anticipated demand for the remainder of this year.

The principal use of cash flows in investing activities for the first nine months of 2002 and 2001 has been for investment in property, plant, and equipment. In the first nine months of 2002, property, plant, and equipment expenditures were approximately $1,509,000 versus $702,000 for the same period in 2001. The increase resulted from investments the Company made in its Puerto Rico factory that enhanced manufacturing capabilities. In addition, projects have been initiated to upgrade sales and customer support capabilities, consolidate domestic operations into 2 locations, and prepare underutilized facilities for lease or sale.

The Company's cash flows from financing activities reflect scheduled repayments of its long-term mortgage facility and increases and decreases in borrowings under its revolving credit facility to finance working capital requirements and other operating capital expenditures.

On September 30, 2002, the Company announced its Board of Directors authorized the repurchase of up to 500,000 common shares outstanding in open market or privately negotiated transactions through December 31, 2003. Purchases of stock under this program will be funded from the Company's operating cash flow.

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

Plant Closing Costs

As disclosed in Note 2 of Notes to the Interim Unaudited Condensed Consolidated Financial Statements, in third quarter 2001 management established an accrual for estimated restructuring and realignment costs associated with the closing of its Nelsonville manufacturing facility. The Company expects no additional restructuring and realignment costs associated with this plan, however should the Company incur additional costs related to the closing of the manufacturing facility, additional accruals may be required.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding the sufficiency of inventory to meet anticipated demand (paragraph

17). Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonal fluctuations, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, capital expenditures, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect the Company's business and financial results and cause actual results to differ materially from plans and projections. Although the Company and its management believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements contained herein, the inclusion of such information should not be regarded as a representation by the Company, its management or any other person that the Company's objectives and plans will be achieved. All forward-looking statements made herein are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART 1 - FINANCIAL INFORMATION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         There have been no material changes since December 31, 2001.

ITEM 4 - CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         Since the date of our evaluation to the filing date of this Quarterly Report on Form 10-Q, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit 10.1 Sixth Amendment to Loan and Security Agreement, dated as of August 6, 2002, among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., and GMAC Business Credit, LLC.

                  Exhibit 10.2 Seventh Amendment to Loan and Security Agreement, dated as of September 30, 2002, among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., and GMAC Business Credit, LLC.

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

                                     ROCKY SHOES & BOOTS, INC.


Date:    November 14, 2002            /s/James E. McDonald
                                     -------------------------------------------
                                     James E. McDonald, Vice President and
                                     Chief Financial Officer*



*        In his capacity as Vice President and Chief Financial Officer, Mr.
         McDonald is duly authorized to sign this report on behalf of the Registrant.

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Mike Brooks, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Rocky Shoes & Boots, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mike Brooks
------------------------
Mike Brooks
Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, James E. McDonald, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Rocky Shoes & Boots, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James E. McDonald
-------------------------
James E. McDonald
Chief Financial Officer