Form 10-K
period 2002-12-31
ROCKY SHOES & BOOTS INC
filed 2003-03-27
CIK 895456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $25,027,342 on June 30, 2002.

        There were 4,051,430 shares of the Registrant's Common Stock outstanding on March 20, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

        The Company's footwear is manufactured in the Company's facilities located in the Dominican Republic and Puerto Rico, and the balance of the footwear, apparel and accessories is sourced from factories in the Far East. The Company's products are distributed nationwide and in Canada from the Company's finished goods distribution facility located near Logan, Ohio.

        In September 2001, the Board of Directors approved a plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company moved the footwear manufacturing operations at the Nelsonville, Ohio factory to the Company's factory in Puerto Rico. The restructuring plan was completed in the fourth quarter of 2001.

        In the past, the Company has benefited from a relatively low effective tax rate. Rocky and Lifestyle are subject to U.S. Federal income taxes; however, the Company's income earned in Puerto Rico is allowed favorable tax treatment under Section 936 of the Internal Revenue Code if conditions as defined therein are met. Five Star is incorporated in the Cayman Islands and conducts its operations in a "free trade zone" in the Dominican Republic and, accordingly, is currently not subject to Cayman Islands or Dominican Republic income taxes. Thus, the Company is not subject to foreign income taxes. As of December 31, 2002, a provision has not been made for U.S. taxes on the accumulated undistributed earnings of Five Star through December 31, 2002 of approximately $6,575,000 that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings of Five Star in operations and facilities outside of the United States.

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

STRATEGY

        The Company's objective is to design, supply and market innovative, high performance, branded footwear and related outdoor gear that enhance shareholder value while improving the quality of life of our employees, customers and the communities in which we operate. Key elements of the Company's strategy are as follows:

        Leverage the ROCKY Brand. The Company believes the ROCKY brand has become a recognizable and established name for performance and quality conscious consumers in the rugged outdoor and occupational segments of the men's footwear market. The Company intends to continue leveraging ROCKY with emphasis on the occupational shoe market, including recent product introductions into the western work boot segment of the occupational market, and complementary outdoor gear, such as hunting apparel, socks and accessories in an effort to extend the brand.

        Build customer and consumer relationships. The Company believes it can improve customer and consumer relationships through innovative sales and marketing methods. These enhanced relationships will enable the Company to better understand and satisfy its customers and consumer's needs.

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

        Expand Product Sourcing. The Company's sourced products represented approximately 50% of net sales in 2002. The Company sources products which are manufactured to its specifications from independent manufacturers in the Far East. This enables the Company to offer product for sale at price points that cannot generally be achieved with products manufactured in its own plants in Puerto Rico and the Dominican Republic

PRODUCT LINES

        The Company's product lines consist of rugged outdoor, occupational, military and casual footwear and Rocky branded outdoor gear. ROCKY brand products emphasize quality, patented materials, such as GORE-TEX waterproof breathable fabric, CORDURA nylon fabric, CAMBRELLE cushioned lining and THINSULATE thermal insulation. The following table summarizes the Company's product lines:

   PRODUCT LINE            TARGET MARKET          SUGGESTED          DISTRIBUTION CHANNELS
   ------------            -------------           RETAIL            ---------------------
                                                   PRICE
                                                   -----
   RUGGED OUTDOOR   Hunters and outdoorsmen       $59 - $259  Sporting goods stores, outdoor specialty
                                                              stores, mail order catalogs, independent
                                                              retail stores and mass merchandisers

    OCCUPATIONAL    Law enforcement and military  $69 - $179  Retail uniform stores, mail order
                    personnel, security guards,               catalogs, specialty safety stores
                    postal workers, paramedics,
                    industrial workers and
                    construction workers

       CASUAL       Retail customers of premium   $69 - $189  Independent retail stores, sporting goods
                    casual wear                               stores, mail order catalogs and sporting
                                                              goods stores

      MILITARY      U. S. Government                  NA      U.S. government supply chain

    OUTDOOR GEAR    Hunters and outdoorsmen       $7 - $200   Sporting goods stores, outdoor specialty
                                                              stores, mail order catalogs, independent
                                                              retail stores and mass merchandisers

        Rugged Outdoor Footwear. Rugged outdoor footwear is the Company's largest product line, representing $41.5 million, or 46.7%, of Fiscal 2002 net sales. The Company's rugged outdoor footwear line consists of all season sport/hunting boots that are typically waterproof and insulated and a line of rubber footwear. These products are designed to keep outdoorsmen comfortable in extreme conditions. Most of the Company's rugged outdoor footwear styles have outsoles which are designed to provide excellent cushioning and traction. Although Rocky's rugged outdoor footwear is regularly updated to incorporate new camouflage patterns, the Company believes its products in this category are relatively insensitive to changing fashion trends.

        Occupational Footwear. Occupational footwear, the Company's second largest product line, represented $29.6 million, or 33.3%, of Fiscal 2002 net sales. All occupational footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable and are typically worn by people who are required to spend a majority of their time at work on their feet. Several of the Company's occupational footwear products are similar in design to certain of the Company's rugged outdoor footwear styles, except the Company's occupational footwear is primarily black in color and features innersole support systems. This product category includes work/steel toe footwear designed for industrial, construction and manufacturing workers who demand leather work boots that are durable, flexible and comfortable.

        Military Footwear. Sales of military footwear were $6.4 million in Fiscal 2002, accounting for 7.2% of net sales. The military footwear were sold under a now expired contract to the U.S. government.

        Casual Footwear. Sales of the Company's casual footwear were $2.3 million in Fiscal 2002, accounting for 2.6% of net sales. The Company's casual products target the upscale segment of the market and include well-styled, comfortable leather shoes of a variety of constructions, including traditional handsewn. Most of the Company's footwear in this segment is waterproof and highly functional for outdoor activity. The Company reduced its emphasis on the casual footwear segment beginning in Fiscal 2000. While continuing to offer high performance rugged casual footwear, the Company's emphasis is on marketing this line through the traditional dealer base.

        Outdoor Gear. In 2002 the Company began marketing outdoor gear consisting of hunting apparel, socks and accessories. Sales of the Company's outdoor gear were $2.7 million in Fiscal 2002, accounting for 3.1% of net sales. Outdoor gear is currently marketed through the Company's rugged outdoor footwear channels and is designed to leverage on the Company's reputation within this product line by offering products directly complementary to the needs of hunters and outdoorsmen.

        Factory outlet stores. During 2002 the Company operated factory outlet stores in Nelsonville, Ohio and Edgefield, South Carolina. The Edgefield, South Carolina store was opened in August 2002. Products principally include first quality products, factory damaged goods and close-outs from the Company and Rocky licensed products. In addition, related products from other manufacturers are sold in the stores. For Fiscal 2002, net sales for factory outlet stores were $4.1 million, or 4.6% of the Company's total net sales.

        Other. The Company manufactures and/or markets a variety of accessories, including innersole support systems, foot warmers, laces and foot powder. Sales of other products were $2.2 million in Fiscal 2002, accounting for 2.5% of net sales.

        Net Sales Composition. The following table indicates the percentage of net sales derived from each major product line and the factory outlet stores for the periods indicated. Historical percentages may not be indicative of the Company's future product mix.

                                             FISCAL        FISCAL        FISCAL
                                              2002          2001          2000
                                             ------        ------        ------
Rugged outdoor .......................         46.7%         54.7%         60.4%
Occupational .........................         33.3          26.2          27.3
Military .............................          7.2           8.7            --
Casual ...............................          2.6           4.3           6.0
Outdoor Gear .........................          3.1
Factory outlet stores ................          4.6           4.6           5.7
Other ................................          2.5           1.5           0.6
                                             ------        ------        ------
                                              100.0%        100.0%        100.0%
                                             ======        ======        ======

PRODUCT DESIGN AND DEVELOPMENT

        Product design and development are initiated both internally by the Company's development staff and externally by customers and suppliers. The Company's product development personnel, marketing personnel and sales representatives work closely together to identify opportunities for new styles, camouflage patterns, design improvements and the incorporation of new materials. These opportunities are reported to the Company's development staff which oversees the development and testing of the new products. The Company strives to develop products which respond to the changing needs and tastes of consumers.

SALES, MARKETING AND ADVERTISING

        The Company has developed comprehensive marketing and advertising programs to gain national exposure and create brand awareness for the ROCKY brand products in targeted markets. By creating strong brand awareness, the Company seeks to increase the general level of retail demand for its products, expand the customer base and increase brand loyalty. The Company's footwear is sold by more than 3,000 retail and mail order companies in the United States and Canada. No single customer accounted for more than 10% of the Company's revenues in Fiscal 2002. The Company believes the loss of any single customer would not have a material adverse effect on the Company's financial position.

        The Company's sales and marketing personnel are responsible for developing and implementing all aspects of advertising and promotion of the Company's products. In addition, the Company maintains a network of sales representatives who sell the Company's products throughout the United States. The Company has historically sold its products through manufacturers' representatives who carried ROCKY brand products as well as other non-competing products. Currently, the majority of the Company's sales force is comprised of sales representatives.

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

        The Company believes its long-term reputation for quality has increased awareness of the ROCKY brand. To further increase the strength of its brand, the Company has targeted the majority of its advertising efforts toward consumers. A key component of this strategy includes advertising through cost-effective cable broadcasts and national print publications aimed at audiences which share the demographic profile of the Company's typical customers. The Company's print advertisements and television commercials emphasize the waterproof nature of the Company's footwear as well as its high quality, comfort, functionality and durability. Management believes that by continuing to target consumers, the ROCKY brand will become more recognizable and establish it as an overall leader in the industry leading to greater retail demand for the product.

MANUFACTURING AND SOURCING

        The Company manufactures products in its facilities located in the Dominican Republic and Puerto Rico utilizing a modular "Team Pass-Through" manufacturing system. The Company believes that this system, which allows each person to perform a number of different tasks, is superior to a traditional assembly line approach, which requires each person to perform a single repetitive task. This system increases the production per square foot of manufacturing space, reduces work-in-process inventory and direct labor and improves production yields. In addition, the Company believes that its manufacturing process allows it to respond quickly to changes in product demand and consumer preferences.

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

        Approximately 50% of the Company's products are produced in its own facilities in the Dominican Republic and Puerto Rico. The Company also sources products from manufacturers in the Far East, which accounted for approximately 50% of net sales in Fiscal 2002. A greater portion of the Company's products may be sourced in the future since the Company can achieve higher initial gross margins on sourced products. The Company sources products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with ROCKY brand.

        As part of the Company's quality control process, the Company uses employees in its China office to visit foreign factories to conduct quality control reviews of raw materials, work in process inventory, and finished goods. In addition, upon arrival at the Company's Ohio distribution center, another inspection of sourced products is conducted by the Director of Quality Control. The Company does not use hedging instruments with respect to foreign sourced products.

        Compliance with federal, state and local regulations with respect to the environment has not had any material effect on the earnings, manufacturing process, capital expenditures or competitive position of the Company. Compliance with such laws or changes therein could have a negative impact.

SUPPLIERS

        The Company purchases raw materials from a number of domestic and foreign sources. The Company does not have any long-term supply contracts for the purchase of its raw materials, except for limited blanket orders on leather to protect wholesale selling prices for an extended period of time. The principal raw materials used in the production of the Company's products, in terms of dollar value, are leather, GORE-TEX waterproof breathable fabric, CORDURA nylon fabric and soling materials. The Company believes that these materials will continue to be available from its current suppliers and, with the possible exception of GORE-TEX waterproof breathable fabric, there are acceptable present alternatives to these suppliers and materials.

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

        Many of the Company's products, particularly its rugged outdoor footwear and gear lines, are used by consumers in cold or wet weather. Mild or dry weather conditions can have a material adverse effect on sales of the Company's products, particularly if they occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future quarter or year.

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

BACKLOG

        At December 31, 2002, backlog was $4.4 million. At December 31, 2001, backlog was $9.7 million including approximately $6.2 million related to the military contract. Because a majority of the Company's orders are placed in January through April for delivery in July through October, the Company's backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on the Company's backlog and, therefore, the Company's backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by customers prior to shipment without penalty.

PATENTS, TRADEMARKS AND TRADE NAMES

        The Company owns numerous United States design and utility patents for footwear. The Company is not aware of any infringement of its patents or that it is infringing any patents owned by third parties.

        The Company owns United States federal registrations for its marks ROCKY(R), ROCKY BOOTS(R) (which claims a ram's head Design as part of the mark), ROCKY BOOTS and Design(R) (which claims a ram's head Design as part of the mark), AQUA GUARD(R), BEAR CLAW(R), CORNSTALKERS(R), FIRSTMED(R), FORMZ(R), LONGBEARD(R), ROCKY and Design(R) (which claim a ram's head Design as part of the mark), TAC-TEAM(R), ROCKY 911 SERIES and Design(R), SNOW STALKER(R), ROCKY ELIMINATOR(R), SILENTHUNTER(R), ROCKY and Design(R) for cigars, ROCKY SHOES & BOOTS INC. SINCE 1932 and Design(R) plus a detailed full ram Design, and STALKERS(R). Additional mark variations for ROCKY BOOTS(TM) and Design (which claims a ram's head Design as part of the mark), ALPHAFORCE(TM), BIG MOUNTAIN(TM), SAWBLADE(TM), WILDWOLF(TM), PRO-HIKER(TM), ROCKY ELIMINATOR(TM), PROHUNTER(TM), and FIRSTMED(TM) are the subject of pending United States federal applications for registration. In addition, the Company uses and has common law rights in the marks ROCKY(R) MOUNTAIN STALKERS(R), and other ROCKY(R) marks. During 1994, the Company began to increase distribution of its goods in several countries, including countries in Western Europe, Canada and Japan. The Company has applied for trademark registration of its ROCKY(R) mark in a number of foreign countries.

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

COMPETITION

        The Company operates in a very competitive environment. Product function, design, comfort, quality, technological improvements, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for the Company's products. The Company believes that, based on these factors, it competes favorably in its rugged outdoor footwear and occupational footwear market niches. The Company competes in markets against competitors with greater financial, distribution and marketing resources. These competitors have strong brand name recognition in the markets they serve.

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

EMPLOYEES

        At December 31, 2002, the Company had approximately 814 full-time employees and 10 part-time employees. Approximately 688 of these full-time employees are in the Dominican Republic and Puerto Rico. The Company has approximately 569 employees engaged in production and the balance in managerial and administrative positions. Management considers its relations with all of its employees to be good. The collective bargaining agreement between the Company and the Union of Needletrades, Industrial and Textile Employees ("UNITE") was cancelled with the closing of the Company's Nelsonville, Ohio manufacturing facility in November, 2001.

BUSINESS RISKS

        The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for Fiscal 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

        Impact of Weather. Many of the Company's products, particularly its rugged outdoor footwear and gear lines, are used primarily in cold or wet weather. Mild or dry weather has in the past and may in the future have a material adverse effect on sales of the Company's products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future period. See "Business -- Seasonality and Weather."

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

        Changing Retailing Trends. A continued shift in the marketplace from traditional independent retailers to large discount mass merchandisers has increased the pressure on many footwear manufacturers to sell products to large discount mass merchandisers at less favorable margins. Because of competition from large discount mass merchandisers, a number of small retailing customers of the Company have gone out of business, and in the future more of these customers may go out of business, which could have a material adverse effect on the Company's business, financial condition and results of operations. Although progressive independent retailers have attempted to improve their competitive position by joining buying groups, stressing personal service and stocking more products that address specific local needs, a continued shift to discount mass merchandisers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company established the Wild Wolf(R) by Rocky(R) brand in Fiscal 2000 to offer rugged outdoor footwear for sale in another segment of retail. This footwear includes some, but not all, of the components of the traditional Rocky brand. Therefore, this line is sold to the mass merchandise channel of distribution at lower retail prices than historically available in Rocky brand products. See "Business -- Sales, Marketing and Advertising."

        Reliance on Key Personnel. The development of the Company's business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman, President and Chief Executive Officer, David Fraedrich, Senior Vice President and Treasurer, David Sharp, Executive Vice President Chief Operating Officer, and James McDonald, Vice President and Chief Financial Officer. Messrs. Brooks and Fraedrich each have an at-will employment agreement with the Company. The employment agreements provide that in the event of termination of employment with the Company, the employee will receive a severance benefit and may not compete with the Company for a period of one year. The loss of the services of any of these officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

        Reliance on Foreign Manufacturing. A majority of the Company's products are produced in the Dominican Republic and Far East. Therefore, the Company's business is subject to the risks of doing business offshore, such as: the imposition of additional United States legislation and regulations relating to imports, including quotas, duties, taxes or other charges or restrictions; weather conditions in the Dominican Republic and Far East; foreign governmental regulation and taxation; fluctuations in foreign exchange rates; changes in economic conditions; changes in the political stability of the these countries; and changes in relationships between the United States and these countries. If any such factors were to render the conduct of business in these countries undesirable or impracticable, the Company would have to source its products elsewhere. There can be no assurance that additional sources or products would be available to the Company or, if available, that such sources could be relied on to provide product at terms favorable to the Company. Such a development would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing and Sourcing."

        Changes in Tax Rates. In past years, the Company's effective tax rate typically has been substantially below the United States federal statutory rates. The Company has paid minimal income taxes on income earned by its subsidiary in Puerto Rico due to tax credits afforded the Company under Section 936 of the Internal Revenue Code and local tax abatements. However, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company will be capped beginning in 2002 and terminate in 2006. In addition, the Company's local tax abatements in Puerto Rico are scheduled to expire in 2004. The Company provided no U.S. income tax on the unrepatriated income generated by its subsidiary in the Dominican Republic. Consequently, no income taxes are provided on these cumulative earnings of approximately $6,575,000. During fourth quarter Fiscal 1996 and through December 31, 1998, the Company elected to repatriate future earnings of its subsidiary in the Dominican Republic and provided taxes on the earnings during that period. In 1999, the Company elected not to repatriate all 1999 and future earnings of its subsidiary in the Dominican Republic.

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

        Manufacturing. The Company currently plans to retain its internal manufacturing capability in order to continue benefiting from expertise the Company has gained with respect to footwear manufacturing methods conducted at its manufacturing facilities. The Company continues to evaluate its manufacturing facilities and independent manufacturing alternatives in order to determine the appropriate size and scope of its manufacturing facilities. There can be no assurance that the costs of products that continue to be manufactured by the Company can remain competitive with sourced products. In an effort to enhance its competitive position, during the first quarter of 2000 the Company began to curtail manufacturing at its Nelsonville, Ohio plant and to consolidate production at its plants in Puerto Rico and the Dominican Republic. As of November 16, 2001, the Company closed its Nelsonville, Ohio manufacturing facility.

        Concentration of Stock Ownership; Certain Corporate Governance Measures. The directors, executive officers and principal shareholders of the Company beneficially own approximately 35.1% of the Company's outstanding Common Stock. As a result, these shareholders are able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. The Company has also adopted certain corporate governance measures which, individually or collectively, could delay or frustrate the removal of incumbent directors and could make a merger more difficult, tender offer or proxy contest involving the Company even if such events might be deemed by certain shareholders to be beneficial to the interest of the shareholders.

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

        Terrorist Acts and Acts of War. The terrorist attacks in New York and Washington D.C. on September 11, 2001 have disrupted commerce throughout the world and have intensified the uncertainty of the U.S. and global economies. The long-term effects on the Company's business from these attacks are unknown. The continued threat of terrorism and heightened security and military action in response to this threat may cause further disruption to the economy. Any such disruptions resulting in delays or cancellations of customer orders or the manufacture or shipment of products could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 2. PROPERTIES.

        The Company owns, subject to a mortgage, executive offices and a factory outlet store which are located in Nelsonville, Ohio in a two-story 25,000 square foot building. The first floor of this building, which consists of approximately 12,500 square feet, houses the Company's factory outlet store which was opened in late 1994. The second floor houses the Company's executive offices. The Company also owns a 5,000 square foot office building in Nelsonville, Ohio, subject to a mortgage, which is currently under lease to an unrelated entity.

        The Company owns, subject to a mortgage, a 98,000 square foot distribution warehouse in Nelsonville, Ohio. A portion of this facility is currently under lease to an unrelated entity.

        The Company leases a 41,000 square foot facility in Nelsonville, Ohio, from the William Brooks Real Estate Company, which is owned by shareholders of the Company. This building was used for manufacturing and presently houses additional outlet store retail space. A portion of the space not currently needed for the Company's use is under lease to unrelated entities. The lease with the William Brooks Real Estate Company expires in February 2004 with options for 1 year extensions.

        Lifestyle leases two manufacturing facilities, on of which contains 44,978 sq. ft. and the other which contains 39,581 sq. ft. in Moca, Puerto Rico. These buildings are leased from the Puerto Rico Industrial Development Company under a net non-cancelable operating lease which expires in 2009.

        Five Star's manufacturing facility, consisting of three connected buildings and a stand-alone building, is located in a tax-free trade zone in the Dominican Republic. Five Star leases 82,600 square feet of this facility from the Dominican Republic Corporation for Industrial Development (the "DRCID") under a Consolidation of Lease Contract, dated as of December 13, 1993, the term of which expires on February 1, 2003. Five Star leases an additional stand-alone 32,000 square foot building from the DRCID under a temporary lease.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION

        The Company's Common Stock trades on the NASDAQ National Market under the symbol "RCKY." The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by the NASDAQ National Market:

QUARTER ENDED                                        HIGH               LOW
-------------                                        ----               ---
March 31, 2001.................................      $6.25             $3.81
June 30, 2001..................................      $4.80             $2.98
September 30, 2001.............................      $6.90             $4.46
December 31, 2001..............................      $6.49             $4.58
March 31, 2002.................................      $7.75             $5.20
June 30, 2002..................................      $8.90             $5.40
September 30, 2002.............................      $6.30             $4.18
December 31, 2002..............................      $5.65             $4.25

        On March 20, 2003, the last reported sales price of the Common Stock on the NASDAQ National Market was $6.45 per share. As of March 20, 2003, there were approximately 150 shareholders of record of the Common Stock.

        The Company presently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors. Presently, the Line of Credit restricts the payment of dividends on the Common Stock. At December 31, 2002, the Company had no retained earnings available for distribution.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except for per share data)


                                                               FIVE YEAR FINANCIAL SUMMARY
                                                               ---------------------------
                                        12/31/02        12/31/01        12/31/00        12/31/99         12/31/98
                                        --------        --------        --------        --------         --------
INCOME STATEMENT DATA
Net sales                               $ 88,959        $103,320        $103,229        $ 98,781         $ 89,316
Gross margin % of sales                     26.3%           22.5%           23.8%           15.7%            23.6%
Net income (loss)                       $  2,843        $  1,531        $     96        $ (5,130)        $  2,262

PER SHARE
Net income (loss):
      Basic                             $   0.63        $   0.34        $   0.02        $  (1.09)        $   0.42
      Diluted                           $   0.62        $   0.34        $   0.02        $  (1.09)        $   0.41

Weighted average number of common
  shares outstanding:
      Basic                                4,500           4,489           4,489           4,710            5,425
      Diluted                              4,590           4,549           4,493           4,710            5,527

BALANCE SHEET DATA
Inventories                             $ 23,182        $ 27,714        $ 32,035        $ 32,573         $ 47,110
Total assets                              68,417          74,660          86,051          89,333           96,598
Working capital                           41,751          44,267          50,201          48,468           67,468
Long-term debt, less current
   maturities                             10,488          16,976          26,445          25,177           26,878
Shareholders' equity                      52,393          51,043          50,326          50,229           59,635

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This section should be read in conjunction with the consolidated financial statements and notes, which appear elsewhere in this Annual Report on Form 10-K. Use of the terms "Rocky", "we", "us" and "our" in this discussion refer to Rocky Shoes & Boots, Inc. and subsidiaries. Our fiscal year begins on January 1 and ends on December 31. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in this Annual Report.

        Management regularly reviews its accounting policies to make certain they are current and also provide readers of the consolidated financial statements with useful and reliable information about our operating results and financial condition. These include, but are not limited to, matters related to accounts receivable, inventories, pension benefits, and income taxes. Implementation of these accounting policies includes estimates and judgments by management based on historical experience and other factors believed to be reasonable. This may include judgments about the carrying value of assets and liabilities based on considerations that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies are most important to the portrayal of the Company's financial condition and results of operations, and require more significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue Recognition:

        Customer sales are recognized when revenue is realized and earned. The Company recognizes revenue when the risk and title passes to the customer, generally at the time of shipment. Customer sales are recorded net of allowances for estimated returns, trade promotions and other discounts, which are recognized as a deduction from sales at the time of sale.

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

Inventories:

        Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of the Company's inventories are considered saleable and the Company has been able to liquidate slow moving or obsolete inventories through the Company's factory outlet stores or through various discounts to customers. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of its inventory reserves and makes adjustments to them as required.

Pension benefits:

        Pension and post-retirement benefit expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets, rate of compensation increase, and health care cost trend rates. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of the Company's plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of the Company's pension and post-retirement benefit plans and related assumptions is included in Note 8, Retirement Plans, to the consolidated financial statements included in the Annual Report on Form 10-K. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with the Company sponsored noncontributory defined benefit pension plans covering the union and non-union workers of the Company's operations. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.

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

PERCENTAGE OF NET SALES

References to 2002, 2001 and 2000 are to Fiscal years of the Company ended December 31 of the respective year.

                                                      2002          2001          2000
                                                     ------        ------        ------
Net sales .......................................     100.0%        100.0%        100.0%
Costs of goods sold .............................      73.7          77.5          76.2
                                                     ------        ------        ------
Gross margin ....................................      26.3          22.5          23.8
SG&A expenses and plant closing costs in 2001 ...      20.9          19.0          20.7
                                                     ------        ------        ------
Income from operations ..........................       5.4%          3.5%          3.1%
                                                     ======        ======        ======

2002 COMPARED TO 2001

NET SALES

        Net sales declined 13.9% to $88,958,721 for 2002 compared with $103,319,806 for 2001. This decline was primarily due to reduced sales of rugged outdoor footwear, which declined $15.0 million to $41.5 million in 2002. A number of the Company's customers had higher inventories than planned at the end of the 2001 fall and winter seasons due to mild weather conditions. As a result, orders for rugged outdoor footwear in 2002 were adversely affected. Demand increased during the 2002 fall and winter seasons due to more traditional seasonal weather conditions in most regions of the U.S. where the Company's rugged outdoor footwear is sold, which resulted in improved sell-through compared with the prior year. Occupational footwear sales increased $2.6 million to $29.6 million in 2002. These sales are less susceptible to weather conditions and occur throughout the year. The Company introduced additional work styles in 2002 that were well received by customers. Sales of military boots to the U.S. government declined $2.5 million to $6.4 million in 2002 due to fulfillment of a contract that began in 2001 which was completed in the second quarter 2002. These sales are dependent on specific awards from the U.S. government based on a competitive bidding process, which occur from time to time. Casual footwear sales declined $2.1 million to $2.3 million in 2002, consistent with the Company's reduced emphasis on this footwear category.

        Rocky branded apparel and accessories, were introduced in the first quarter 2002. This line extension of the ROCKY brand achieved strong sell-through in 2002, resulting in sales of approximately $2.7 million. The Company reacquired the licensing rights to ROCKY(R) Kids and ROCKY(R) socks in the first quarter 2002. The Company's factory outlet stores had net sales of $4.1 million in 2002 compared with $4.7 million the prior year. This was primarily due to lower sales in the Company's Nelsonville store.

        Average list prices for the Company's footwear, clothing and accessories were similar in 2002 compared with 2001.

GROSS MARGIN

        Gross margin increased to 26.3% of net sales in 2002 compared with 22.5% in 2001. Benefits from the Company's manufacturing realignment, increased sourcing, and more favorable product mix contributed to the improvement. In absolute dollars, gross margin rose $178,568, or 0.8%, to $23,430,508 in 2002 from $23,251,940 the prior year. The Company closed its Nelsonville, Ohio factory in the fourth quarter 2001 and moved that production capacity to its factory in Puerto Rico. The manufacturing realignment was completed in the fourth quarter 2001, contributing to improved operating efficiencies and lower manufacturing costs in 2002.

        The Company has been sourcing footwear from outside the United States since 1996. In 2002, sourced footwear and branded apparel and accessories represented 50% of total net sales versus 41% in 2001. The increase in sourced products sales as a percentage of total sales is expected to continue in the future; however, may not be at the same year-over-year growth rates.

        Military boots are manufactured for the U.S. government based on specific, competitively bid, contract awards. The Company manufactured military boots from second quarter 2001 to second quarter 2002. These military boots were produced at margins substantially below the Company's overall gross margin as a percentage of net sales.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

        Selling, general & administrative ("SG&A") expenses increased $485,787, or 2.7%, to $18,661,730 in 2002 compared to $18,175,973 in 2001. Higher pension expenses, relatively small increases in multiple expense categories and start-up costs associated with the launching of the Company's work western boot line (a sub-category of the occupational category) accounted for the small increase in SG&A. The more significant increase in SG&A as a percentage of net sales was the result of reduced net sales for the year. SG&A expenses were 21.0% of net sales in 2002 versus 17.6% the prior year, principally due to the 13.9% decline in nets sales in 2002.

INTEREST EXPENSE

        Interest expense declined $1,089,037, or 43.7%, to $1,404,496 for 2002 from $2,493,533 in 2001. The Company benefited from substantial improvement in cash from operations, a portion of which was used to reduce outstanding debt under the Company's credit facility. Lower interest rates also contributed to the reduction in interest expense in 2002.

        The Company's funded debt decreased 37.1% to $10,974,549 at December 31, 2002 versus $17,445,166 a year ago. The Company's investment in capital assets was substantially below depreciation expense for 2002. It was also able to continue to reduce inventory balances and accounts receivable. These factors, along with the reinvestment back into the Company of income contributed to the reduced reliance on borrowings.

INCOME TAXES

        The Company recognized income tax expense of $953,000 for 2002 compared with an income tax benefit of $93,438 for 2001. The Company's effective tax rate for 2002 was 25%, which is lower than the statutory rate of 35% due to proportionately more income being earned in offshore jurisdictions and the decision to not repatriate foreign earnings to the U.S. The income tax benefit recognized during 2001 resulted primarily from an abatement of Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994. This resulted in a deferred tax benefit of $408,000.

2001 COMPARED TO 2000

NET SALES

        Net sales rose 0.1% to $103,319,806 for 2001 compared with $103,228,987 for 2000. This increase was primarily due to sales of military footwear, initial shipments of which were made during second quarter 2001. To a lesser extent, sales of accessory items contributed to the increase. Offsetting the increase were decreases in sales within each other major footwear category for 2001. The Company attributes these reduced sales to the general softness within the economy, especially during the second half of 2001, and milder than normal weather during its peak selling season. Average list prices for the Company's product were approximately 7% higher in 2001 than in 2000.

GROSS MARGIN

        Gross margin decreased $1,359,955, or 5.5%, to $23,251,940 in 2001 versus $24,611,895 in 2000. As a percentage of net sales, gross margin decreased to 22.5% in 2001 from 23.8% in 2000. 2001 included sales of Intermediate Cold Wet military boots with gross margins below the Company's average rate. In addition, implementation of improved cost and reporting systems allowed the Company to review its inventory costing methods and revise its costs during fourth quarter 2001, which negatively impacted gross margin. Improved pricing policies combined with an increase in sourced footwear to 41% of net sales in 2001 from 36% the prior year benefited gross margin for the year ended December 31, 2001.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

        Selling, general & administrative ("SG&A") expenses decreased $3,250,815, or 15.2%, to $18,175,943 in 2001 compared to $21,426,758 in 2000. As a percentage of net sales, SG&A declined to 17.6% from 20.7% in 2000. The most significant factors contributing to the reduction in SG&A expenses for the 2001 were lower selling costs resulting from a restructuring of the sales force and reduced bad debt expense. Salaries and wages as well as advertising expenses were lower than the prior year, which offset higher fringe benefits for increased pension accruals, anticipated performance incentives, and additional professional fees. The Company continues to seek additional cost reductions that will benefit long-term performance.

        In addition, the Company announced plans to realign its manufacturing operations on September 17, 2001, which included ceasing manufacturing operations at the Nelsonville, Ohio factory during fourth quarter 2001. A restructuring charge of $1.5 million was recorded in 2001 for anticipated expenses associated with the realignment of manufacturing operations. A summary of the costs accrued includes: severance, pension and employee benefit costs, equipment and relocation costs, and legal and other expenses.

INTEREST EXPENSE

        Interest expense declined $860,855, or 25.7%, to $2,493,533 for 2001 from $3,354,388 in 2000. The Company benefited from lower outstanding balances and lower interest rates during 2001, which were partially offset by a $295,000 reduction in second quarter 2000 interest expense due to a gain on the termination of an interest rate swap agreement.

        The Company's funded debt decreased 36.6% to $17,445,166 at December 31, 2001 versus $27,515,650 a year ago due to reductions to inventories, accounts receivable and capital expenditures.

INCOME TAXES

        The Company recognized income tax benefit of $93,438 for 2001 compared with an income tax expense of $183,464 for 2000. The current year benefit resulted primarily from an abatement of Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994. This resulted in a deferred tax benefit of $408,000.

IMPACT OF ACCOUNTING STANDARDS

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the first quarter in the year ended December 31, 2003. We do not believe the adoption of SFAS 145 will have a significant impact on the consolidated financial statements.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of SFAS 146 will have a significant impact on the consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also includes more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and requires additional disclosures for the year ended December 31, 2002. We do not expect the provisions of FIN 45 to have a significant impact on the consolidated financial statements.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The transition provisions and the disclosure requirements of this Statement are effective for fiscal years ending after December 15, 2002. We continue to apply the intrinsic value-based method to account for stock options and have complied with the new disclosure requirements.

        In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements, none of which appear to apply to us at this time, are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the provisions of FIN 46 to have a significant impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        The Company principally funds its working capital requirements and capital expenditures through net income, borrowings under its credit facility and other indebtedness. During 2002 the Company principally relied upon borrowings under its revolving credit facility. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. The Company had working capital of $41,751,287 and $44,266,895 at December 31, 2002 and 2001, respectively.

        Inventory declined by $4,531,675 or 16.4% to $23,181,989 at December 31, 2002 compared with $27,713,664 on the same date of the prior year. This decrease resulted from improved forecasting and scheduling systems that allowed footwear to be manufactured closer to actual delivery dates. In addition, the Company's product lines included fewer styles for 2002. The Company believes it has adequate inventory to meet anticipated demand.

        Capital expenditures were $2,338,388 for 2002 versus $1,172,365 for 2001. Capital expenditures for the foreseeable future are expected to be similar to 2002, as sourced manufacturing continues to increase as a percentage of products sold.

        The Company's borrowings and external sources of funds are as follows:

                                               DECEMBER 31,
                                       -----------------------------
                                           2002              2001
Bank - revolving credit facility       $ 5,000,000       $11,000,000
Equipment and other obligations            452,100           617,625
Real estate obligations                  5,522,449         5,827,541
                                       -----------       -----------
         Total debt                     10,974,549        17,445,166
Less current maturities                    486,161           469,143
                                       -----------       -----------

Net long-term debt                     $10,488,388       $16,976,023
                                       ===========       ===========

        The Company and GMAC Business Credit, LLC entered into a two-year extension to its credit facility on October 21, 2002. This new $45 million credit facility replaced the previous $50 million credit facility and includes terms more favorable to the Company, lower interest rates, and, to a lesser extent, reduced administrative fees. The Company requested the reduction to the line of credit as a cost cutting measure and to more closely align the credit facility with anticipated borrowing requirements. The agreement expires September 30, 2005. As of December 31, 2002, borrowings under the revolving line of credit were $5,000,000 and $452,100 under the term loan agreement and the amount available for the borrowings was $12,635,938. At December 31, 2002, the Company was in compliance with all lender covenants.

        During first quarter 2000, the Company completed mortgage financing for three of its facilities totaling $6,300,000, with monthly payments of $63,100 to 2014. Proceeds from the financing were used to pay down borrowings under the revolving credit facility.

        The Company leases certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $611,000, $716,000, $743,000, $618,000, and $295,000 for years 2003 through 2007, respectively, and
$590,000 for all years after 2007, or $3,573,000 in total.

        The Company's financing activities during 2002 and 2001 were primarily in support of future growth and the purchase of a portion of the Company's common stock. During 2002, the Company purchased $84,540 of the its common stock, and from January through March 6, 2003, it acquired an additional 483,000 of its common shares for approximately $3,100,000. No single activity represented a significant amount of the total expenditures. The Company believes it will be able to finance capital additions, share repurchases and meet operating expenditure requirements for 2003 through net income, borrowings under its credit facility and other indebtedness.

        The Company's ongoing business activities continue to be subject to compliance with various laws, rules and regulations as may be issued and enforced by various federal, state and local agencies. With respect to environmental matters, costs are incurred pertaining to regulatory compliance. Such costs have not been, and are not anticipated to become, material.

        The Company is contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "Variable Interest Entities." Additionally, the Company does not have any related party transactions that materially affect the result of operations, cash flow or financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's primary market risk results from fluctuations in interest rates. The Company is also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk related to the Company's current commodities is not material as price changes in commodities are usually passed along to the customer. The Company does not hold any material market risk sensitive instruments for trading purposes.

        The Company has the following three items that are market rate sensitive for interest rates: (1) long-term debt consisting of a credit facility with a balance at December 31, 2002 of $5,000,000, under which interest is payable monthly at the lender's LIBOR rate plus 237.5 basis points or prime; (2) equipment and other obligations totaling $452,100 at December 31, 2002 that bear interest at a variable rate of prime; and (3) real estate obligations of $5,522,449 at December 31, 2002, that bear interest at fixed rates of 7.625% and 8.275%. The credit facility agreement referenced above under (1) permits the Company to borrow up to 75% of its revolving loan balance under 30 day notes bearing interest at LIBOR plus 237.5 basis points with the remaining balance bearing interest at prime.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company's consolidated balance sheets as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000, together with the independent auditors' report thereon appear on pages F-1 through F-24 hereof, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 20, 2003, and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Except for information concerning the Company's equity compensation plans, the information required by this item is included under the caption "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS - OWNERSHIP OF COMMON STOCK BY MANAGEMENT" and "- OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS," in the Company's Proxy Statement, and is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2002, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                                                                                                       NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE EXERCISE      ISSUANCE UNDER EQUITY
                                        ISSUED UPON EXERCISE OF          PRICE OF OUTSTANDING           COMPENSATION PLANS
                                          OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND         (EXCLUDING SECURITIES
                                          WARRANTS AND RIGHTS                   RIGHTS                REFLECTED IN COLUMN (a))
                                                  (a)                            (b)                           (c)
Equity compensation plans
approved by security holders (1)               1,023,000                         $6.68                        304,500

Equity compensation plans
not approved by security holders                      --                         $  --                             --
                                               ---------                         -----                      ---------

Total                                          1,023,000                         $6.68                        304,500

(1) Equity compensation plans approved by shareholders include the 1992 Stock Option Plan and the Second Amended and Restated 1995 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is included under the caption "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS - COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        Since the date of our evaluation to the filing date of this Annual Report on Form 10-K, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

        (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

        Independent Auditors' Report..........................................           F-1

        Consolidated Balance Sheets as of December 31, 2002 and 2001..........        F-2 - F-3
        Consolidated Statements of Income for the fiscal years ended
          December 31, 2002, 2001, and 2000...................................           F-4
        Consolidated Statements of Shareholders' Equity for the fiscal
          years ended December 31, 2002, 2001, and 2000.......................           F-5
        Consolidated Statements of Cash Flows for the fiscal years ended
          December 31, 2002, 2001, and 2000...................................           F-6
        Notes to Consolidated Financial Statements for the fiscal years ended
          December 31, 2002, 2001, and 2000...................................        F-7 - F-24

        (2) The following financial statement schedule for the fiscal years ended December 31, 2002, 2001, and 2000 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

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

        10.10 Decree of Tax Exemption from the Government of the Commonwealth of Puerto Rico (incorporated

      EXHIBIT
      NUMBER                            DESCRIPTION
      ------                            -----------
                by reference to Exhibit 10.13 to the Registration Statement).

        10.10A English Translation of Addendum to Exhibit 10.16 (incorporated by reference to Exhibit 10.13A to the Registration Statement).

        10.11 Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate
                Company regarding Nelsonville factory.

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

        10.17   Company's Amended and Restated 1995 Stock Option Plan
                (incorporated by reference to Exhibit 4(a) to the Registration
                Statement on Form S-8, registration number 333-67357).

        10.18   Form of Stock Option Agreement under the 1995 Stock Option Plan
                (incorporated by reference to Exhibit 10.28 to the 1995 Form
                10-K).

        10.19   Loan Agreement, dated as of October 7, 1994, between the
                Director of Development of the State of Ohio and Rocky Shoes &
                Boots Co. (incorporated by reference to Exhibit 10.43 to the 1995 Form 10-K).

        10.20   Promissory Note, dated October 7, 1994, by Rocky Shoes & Boots
                Co. to the Director of Development of the State of Ohio
                (incorporated by reference to Exhibit 10.44 to the 1995 Form
                10-K).

        10.21   Security Agreement, dated as of October 7, 1994, between the
                Director of Development of the State

      EXHIBIT
      NUMBER                            DESCRIPTION
      ------                            -----------
                of Ohio and Rocky Shoes & Boots Co. (incorporated by reference to Exhibit 10.45 to the 1995 Form 10-K).

        10.22 Form of Employment Agreement, dated September 7, 1995, for executive officers (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

        10.23 Information covering Employment Agreements substantially similar to Exhibit 10.23 (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

        10.24   Promissory Note, dated December 30, 1999, in favor of General
                Electric Capital Business Asset Funding Corporation in the amount of $1,050,000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June
                30, 2000 (the "June 30, 2000 Form 10-Q")).

        10.25   Promissory Note, dated December 30, 1999, in favor of General
                Electric Capital Business Asset Funding Corporation in the amount of $1,500,000 (incorporated by reference to Exhibit 10.2 to the June 30, 2000 Form 10-Q).

        10.26   Promissory Note, dated December 30, 1999, in favor of General
                Electric Capital Business Asset Funding Corporation in the amount of $3,750,000 (incorporated by reference to Exhibit 10.3 to the June 30, 2000 Form 10-Q).

        10.27 Limited Waiver and Modification Agreement, dated May 14, 2000, by and among the Company, Five Star Enterprises Ltd., Lifestyle
                Footwear, Inc., Bank One, NA, The Huntington National Bank, and
                Bank One, NA, as agent (incorporated by reference to Exhibit
                10.4 to the June 30, 2000 Form 10-Q).

        10.28   Extension of Limited Waiver and Modification Agreement, dated
                June 30, 2000, by and among the Company, Five Star Enterprises
                Ltd., Lifestyle Footwear, Inc., Bank One, NA, The Huntington
                National Bank, and Bank One, NA, as agent (incorporated by reference to Exhibit 10.5 to the June 30, 2000 Form 10-Q).

        10.29   Loan and Security Agreement, dated September 18, 2000, among the
                Company, Lifestyle Footwear, Inc., and GMAC Business Credit, LLC
                (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 20, 2000).

        10.30   First Amendment to Loan and Security Agreement, dated November
                20, 2000, among the Company, Lifestyle Footwear, Inc., and GMAC
                Business Credit, LLC (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December
                31, 2000).

        10.31   Second Amendment to Loan and Security Agreement, dated March 27,
                2001, among the Company, Lifestyle Footwear, Inc., and GMAC
                Business Credit, LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December
                31, 2000).

        10.32   Third Amendment to Loan and Security Agreement, dated July 9,
                2001, among the Company, Lifestyle Footwear, Inc., and GMAC
                Business Credit, LLC (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December
                31, 2001).

        10.33   Fourth Amendment to Loan and Security Agreement, dated February
                22, 2002, among the Company, Lifestyle Footwear, Inc., and GMAC
                Business Credit, LLC (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December
                31, 2001).

      EXHIBIT
      NUMBER                            DESCRIPTION
      ------                            -----------

        10.34   Fifth Amendment to Loan and Security Agreement, dated June 21,
                2002, among the Company, Lifestyle Footwear, Inc., and GMAC
                Business Credit, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June
                30, 2002).

        10.35   Sixth Amendment to Loan and Security Agreement, dated as of
                August 6, 2002, among Rocky Shoes & Boots, Inc., Lifestyle
                Footwear, Inc., and GMAC Business Credit, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

        10.36   Seventh Amendment to Loan and Security Agreement, dated as of
                September 30, 2002, among Rocky Shoes & Boots, Inc., Lifestyle
                Footwear, Inc., and GMAC Business Credit, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

        10.37   Eighth Amendment to Loan and Security Agreement, dated as of
                October 21, 2002, among Rocky Shoes & Boots, Inc., Lifestyle
                Footwear, Inc., and GMAC Business Credit, LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K, filed on October 24, 2002).

        10.38   Company's Second Amended and Restated 1995 Stock Option Plan
                (incorporated by reference to the Company's Definitive Proxy
                Statement for the 2002 Annual Meeting of Shareholders held on May 15, 2002, filed on April 15, 2002).

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

         23     Independent Auditors' Consent and Report on Schedules of
                Deloitte & Touche LLP.

         24     Powers of Attorney.

        99.1    Independent Auditors' Report of Deloitte & Touche LLP on
                Schedules (incorporated by reference to Exhibit 23).

        99.2    Financial Statement Schedule.

        99.3    Certification of CEO Pursuant to 18 U.S.C. Section 1350, As
                Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of
                2002.

        99.4    Certification of CFO Pursuant to 18 U.S.C. Section 1350, As
                Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of
                2002.

The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

(b)     REPORTS ON FORM 8-K

                We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002:

                        (i) A current report on Form 8-K, dated September 30, 2002, was filed with the Securities and Exchange Commission on October 11, 2002 (Item 5).

                        (ii) A current report on Form 8-K, dated October 23, 2002, was filed with the Securities and Exchange Commission on October 24, 2002 (Item 5).

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

                                  ROCKY SHOES & BOOTS, INC.

Date: March 26, 2003              By: /s/ James E. McDonald
                                     ----------------------------------------
                                     James E. McDonald, Vice President and Chief
                                     Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

           SIGNATURE                                       TITLE                          DATE
           ---------                                       -----                          ----
/s/ Mike Brooks                              Chairman, President, Chief               March 26, 2003
------------------------------------         Executive Officer and Director
Mike Brooks                                  (Principal Executive Officer)


* DAVID FRAEDRICH                            Senior Vice President, Treasurer,        March 26, 2003
------------------------------------         and Director
David Fraedrich


/s/ James E. McDonald                        Vice President and Chief Financial       March 26, 2003
------------------------------------         Officer (Principal Financial and
James E. McDonald                            Accounting Officer)

* CURTIS A. LOVELAND                         Secretary and Director                   March 26, 2003
------------------------------------
Curtis A. Loveland


* LEONARD L. BROWN                           Director                                 March 26, 2003
------------------------------------
Leonard L. Brown


* JAMES L. STEWART                           Director                                 March 26, 2003
------------------------------------
James L. Stewart


* ROBERT D. ROCKEY                           Director                                 March 26, 2003
------------------------------------
Robert D. Rockey


* GLENN E. CORLETT                           Director                                 March 26, 2003
------------------------------------
Glenn E. Corlett


* By:  /s/ Mike Brooks
------------------------------------
MIKE BROOKS, Attorney-in-Fact

                                  CERTIFICATION

I, Mike Brooks, certify that:

        1. I have reviewed this annual report on Form 10-K of Rocky Shoes & Boots, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003


                                       /s/ Mike Brooks
                                ------------------------------------------------
                                Mike Brooks
                                Chairman, President, and Chief Executive Officer

                                  CERTIFICATION

I, James E. McDonald, certify that:

        1. I have reviewed this annual report on Form 10-K of Rocky Shoes & Boots, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003


                                             /s/ James E. McDonald
                                      ------------------------------------------
                                      James E. McDonald
                                      Vice President and Chief Financial Officer

ROCKY SHOES & BOOTS, INC.
AND Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                              F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001                        F-2 - F-3

Consolidated Statements of Income for the Years Ended December 31, 2002,
  2001 and 2000                                                                           F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2002, 2001 and 2000                                                        F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000                                                        F-6

Notes to Consolidated Financial Statements                                         F-7 - F-24

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Rocky Shoes & Boots, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP



March 18, 2003

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                         DECEMBER 31,
                                                  2002                   2001
CURRENT ASSETS:
  Cash and cash equivalents                $   4,276,722         $    2,954,935
  Accounts receivable-trade, net              15,282,618             15,091,100
  Other receivables                            1,173,714              2,225,498
  Inventories                                 23,181,989             27,713,664
  Deferred income taxes-current                  584,511                615,609
  Other current assets                         1,267,097              1,053,192
                                           -------------         --------------
           Total current assets               45,766,651             49,653,998

FIXED ASSETS, AT COST:
  Property, plant and equipment               45,238,866             43,024,219
  Less accumulated depreciation              (26,189,579)           (22,258,125)
                                           -------------         --------------
           Total fixed assets-net             19,049,287             20,766,094

DEFERRED PENSION ASSET                         1,651,222              1,802,922

DEFERRED INCOME TAXES                            153,495                295,784

OTHER ASSETS                                   1,796,359              2,141,016
                                           -------------         --------------
TOTAL ASSETS                               $  68,417,014         $   74,659,814
                                           =============         ==============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                                    DECEMBER 31,
                                                                             2002                   2001
CURRENT LIABILITIES:
  Accounts payable                                                    $   1,642,306          $   1,559,444
  Current maturities-long-term debt                                         486,161                469,143
  Accrued expenses:
    Taxes-other                                                             346,168                991,295
    Salaries and wages                                                      807,611                985,992
    Plant closing costs                                                     210,000                903,291
    Co-op advertising                                                       270,390                231,862
    Interest                                                                 90,408                121,417
    Other                                                                   162,320                124,659
                                                                      -------------          -------------

           Total current liabilities                                      4,015,364              5,387,103

LONG-TERM DEBT-Less current maturities                                   10,488,388             16,976,023

DEFERRED LIABILITIES:
  Compensation                                                              160,000                155,564
  Pension                                                                 1,360,338              1,097,791
                                                                      -------------          -------------
            Total deferred liabilities                                    1,520,338              1,253,355
                                                                      -------------          -------------
            Total liabilities                                            16,024,090             23,616,481

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, Series A, no par value, $.06 stated value;
    none outstanding 2002 and 2001
  Common stock, no par value; 10,000,000 shares authorized;
    outstanding 2002-4,489,065 and 2001-4,492,215 shares                 35,289,038             35,302,159
  Accumulated other comprehensive loss                                   (2,311,749)              (831,161)
  Retained earnings                                                      19,415,635             16,572,335
                                                                      -------------          -------------
            Total shareholders' equity                                   52,392,924             51,043,333

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  68,417,014          $  74,659,814
                                                                      =============          =============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------

                                                                            YEARS ENDED DECEMBER 31,
                                                              2002                    2001                    2000
NET SALES                                               $  88,958,721          $  103,319,806          $  103,228,987

COST OF GOODS SOLD                                         65,528,213              80,067,866              78,617,092
                                                        -------------          --------------          --------------
GROSS MARGIN                                               23,430,508              23,251,940              24,611,895
                                                        -------------          --------------          --------------
OTHER OPERATING EXPENSES:
  Selling, general and administrative expenses             18,661,730              18,175,943              21,426,758
  Plant closing costs                                                               1,500,000
                                                        -------------          --------------          --------------
           Total other operating expenses                  18,661,730              19,675,943              21,426,758
                                                        -------------          --------------          --------------
INCOME FROM OPERATIONS                                      4,768,778               3,575,997               3,185,137
                                                        -------------          --------------          --------------
OTHER INCOME AND (EXPENSES):
  Interest expense                                         (1,404,496)             (2,493,533)             (3,354,388)
  Other-net                                                   432,018                 354,920                 449,257
                                                        -------------          --------------          --------------
           Total other-net                                   (972,478)             (2,138,613)             (2,905,131)
                                                        -------------          --------------          --------------
INCOME BEFORE INCOME TAXES                                  3,796,300               1,437,384                 280,006

INCOME TAX EXPENSE (BENEFIT)                                  953,000                 (93,438)                183,464
                                                        -------------          --------------          --------------
NET INCOME                                              $   2,843,300          $    1,530,822          $       96,542
                                                        =============          ==============          ==============
NET INCOME PER COMMON SHARE:
  Basic                                                 $        0.63          %         0.34          $         0.02
                                                        =============          ==============          ==============
  Diluted                                               $        0.62          $         0.34          $         0.02
                                                        =============          ==============          ==============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  Basic                                                 $   4,499,741          $    4,489,322          $    4,489,215
                                                        =============          ==============          ==============
  Diluted                                               $   4,590,095          $   $4,548,632          $    4,493,304
                                                        =============          ==============          ==============


See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                    COMMON STOCK              ACCUMULATED OTHER                    TOTAL
                                                      SHARES                   COMPREHENSIVE       RETAINED     SHAREHOLDERS'
                                                    OUTSTANDING     AMOUNT         LOSS            EARNINGS        EQUITY
BALANCE-December 31, 1999                           4,489,215   $ 35,284,159      $       -    $ 14,944,971    $ 50,229,130

YEAR ENDED DECEMBER 31, 2000-
  Net income and comprehensive income                                                                96,542          96,542
                                                   ----------   ------------     ----------    ------------    ------------

BALANCE-December 31, 2000                           4,489,215     35,284,159                      15,041,513      50,325,672

YEAR ENDED DECEMBER 31, 2001:
  Net income                                                                                       1,530,822       1,530,822
  Minimum pension liability, net of tax benefit
    of $323,229                                                                    (831,161)                        (831,161)
  Comprehensive income                                                                                               699,661
  Stock options exercised                              3,000         18,000                                          18,000
                                                   ----------   ------------      ---------     ------------   ------------
BALANCE-December 31, 2001                           4,492,215     35,302,159       (831,161)      16,572,335      51,043,333

YEAR ENDED DECEMBER 31, 2002:
  Net income                                                                                       2,843,300       2,843,300
  Minimum pension liability, net of tax benefit
    of $575,784                                                                  (1,480,588)                      (1,480,588)
  Comprehensive income                                                                                             1,362,712
  Treasury stock purchased and retired               (16,400)       (84,540)                                        (84,540)
  Stock options exercised                             13,250         71,419                                          71,419
                                                   ----------   ------------     ----------    ------------    ------------
BALANCE-December 31, 2002                          4,489,065   $ 35,289,038    $ (2,311,749)   $ 19,415,635    $ 52,392,924
                                                   ==========   ============     ==========    ============    ============




See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                           YEARS ENDED DECEMBER 31,
                                                                 2002                 2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $2,843,300           $1,530,822              $96,542
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                              4,032,442            4,409,361            4,698,554
    Deferred income taxes                                        749,171              (52,152)             (46,954)
    Deferred compensation and pension-net                     (1,637,689)          (1,661,232)            (468,522)
    Loss on sale of fixed assets                                 (15,904)             353,681               32,116
    Change in assets and liabilities:
      Receivables                                                860,266            3,696,183            2,927,201
      Inventories                                              4,531,675            4,321,573              537,830
      Other current assets                                      (213,905)             242,095              (72,373)
      Other assets                                               321,088               14,731             (469,514)
      Accounts payable                                            85,479           (1,936,064)           1,551,745
      Accrued expenses                                        (1,471,619)           1,134,840              335,969
                                                         ---------------       --------------         ------------
           Net cash provided by operating activities          10,084,304           12,053,838            9,122,594
                                                         ---------------       --------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                    (2,338,388)          (1,172,365)          (3,113,529)
  Proceeds from sale of fixed assets                              59,609                7,952               39,770
                                                         ---------------       --------------         ------------
           Net cash used in investing activities              (2,278,779)          (1,164,413)          (3,073,759)
                                                         ---------------       --------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                87,589,294           96,926,759          106,607,246
  Payments on long-term debt                                 (94,059,911)        (106,997,243)        (112,868,411)
  Purchase of treasury stock                                     (84,540)
  Proceeds from exercise of stock options                         71,419               18,000
                                                         ---------------       --------------         ------------
           Net cash used in financing activities              (6,483,738)         (10,052,484)          (6,261,165)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,321,787              836,941             (212,330)

CASH AND CASH EQUIVALENTS-Beginning of year                    2,954,935            2,117,994            2,330,324
                                                         ---------------       --------------         ------------
CASH AND CASH EQUIVALENTS-End of year                         $4,276,722           $2,954,935           $2,117,994
                                                         ===============       ==============         ============



See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Rocky Shoes & Boots, Inc. ("Rocky Inc.") and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. ("Lifestyle") and Five Star Enterprises Ltd. ("Five Star"), collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

     BUSINESS ACTIVITY--The Company designs, manufactures, and markets high quality men's and women's footwear and related outdoor gear primarily under the registered trademark, ROCKY(R). The Company maintains a nationwide network of Company sales representatives who sell the Company's products primarily through independent shoe, sporting goods, specialty, uniform stores and catalogs, and through mass merchandisers throughout the United States. The Company did not have any customers that accounted for more than 10% of consolidated net sales in 2002, 2001 and 2000.

     ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are primarily held in four banks.

     TRADE RECEIVABLES--Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $365,000 and $345,000 at December 31, 2002 and 2001, respectively.

     CONCENTRATION OF CREDIT RISK--The Company has significant transactions with a large number of customers. Accounts receivable from one customer represented 10% of the Company's total accounts receivable - trade balance as of December 31, 2002. Accounts receivable from another customer represented 16% of the Company's total accounts receivable - trade balance as of December 31, 2001. The Company's exposure to credit risk is impacted by the economic climate affecting its industry. The Company manages this risk by performing ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts.

     SUPPLIER AND LABOR CONCENTRATIONS--The Company purchases raw materials from a number of domestic and foreign sources. The Company currently buys the majority of its waterproof fabric, a component used in a significant portion of the Company's shoes and boots, from one supplier (GORE-TEX(R)). The Company has had a relationship with this supplier for over 20 years and has no reason to believe that such relationship will not continue.

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

     INVENTORIES--Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Reserves are established for inventories when the net realizable value (NRV) is deemed to be less than its cost based on management's periodic estimates of NRV.

     FIXED ASSETS--The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

                                                                           Years
         Building and improvements                                         5-40
         Machinery and equipment                                           3-12
         Furniture and fixtures                                            4-8
         Lasts, dies, and patterns                                         3-12


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

     LICENSING RIGHTS--On January 4, 2002, the Company re-acquired the licensing rights to ROCKY(R) Kids for approximately $500,000. The rights to ROCKY(R) Kids were purchased from Philip's Kids, LLC ("Philip's"), an entity owned by a former member of the Company's Board of Directors. In 2003, the Company paid approximately $25,000 as additional consideration for the licensing rights. These licensing rights are considered indefinite lived intangible assets and are not subject to amortization.

     ADVERTISING--The Company expenses advertising costs as incurred. Advertising expense was $1,921,367, $1,962,783 and $2,532,671 for 2002,
     2001 and 2000, respectively.

     REVENUE RECOGNITION--Revenue and related cost of goods sold are recognized at the time footwear product is shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon historical trends. All sales are considered final upon shipment.

     SHIPPING AND HANDLING COSTS--In accordance with EITF No. 00-10 "Accounting For Shipping And Handling Fees And Costs", all shipping and handling costs billed to customers have been included in net sales.

     PER SHARE INFORMATION--Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:


                                                                              YEARS ENDED DECEMBER 31,
                                                                 2002                 2001                 2000
Basic-weighted average shares outstanding                  $ 4,499,741            $ 4,489,322         $ 4,489,215

Dilutive securities-stock options                               90,354                 59,310               4,089
                                                           -----------           ------------         -----------
Diluted-weighted average shares outstanding                $ 4,590,095            $ 4,548,632         $ 4,493,304
                                                           ===========           ============         ===========



     ASSET IMPAIRMENTS--Annually, or more frequently if events or circumstances change, a determination is made by management, in accordance with SFAS No. 144, to ascertain whether property and equipment and other long-lived assets have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS--Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company has no goodwill recorded. The total net book value of indefinite-lived intangible assets at December 31, 2002 was $1,026,323. Indefinite-lived intangible assets represent the cost of acquiring the licensing rights to ROCKY(R) Kids from Philip's Kids, LLC, and various other international trademarks. These rights have previously been determined to have an indefinite useful life and were not subject to amortization. Accordingly, the adoption of SFAS No. 142 did not have any impact on the 2002 consolidated financial statements. In addition, the Company has intangible assets consisting of patents totaling approximately $62,000 at December 31, 2002 that are being amortized over 15 years. Amortization expense related to these intangible assets during fiscal 2002 and 2001 was $23,569 and $39,993, respectively.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The adoption of FAS No. 144 had no impact on the Company's Financial Statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the first quarter in the year ended December 31, 2003. We do not believe the adoption of SFAS No. 145 will have a significant impact on the consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of SFAS No. 146 will have a significant impact on the consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also includes more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and requires additional disclosures for the year ended December 31, 2002. The provisions of FIN 45 did not have a significant impact on the 2002 consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions and the disclosure requirements of this Statement are effective for fiscal years ending after December 15, 2002. We continue to apply the intrinsic value-based method to account for stock options and have complied with the new disclosure requirements.

     In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the provisions of FIN 46 to have a significant impact on the consolidated financial statements.

     Segment Information--The Company is managed in one operating segment. Within their one operating segment, the Company has identified five product groups: Rugged Outdoor, Occupational - Work, Military, Outdoor Gear and Casual. Outdoor Gear is a new product group established in 2002 for reporting sales of ROCKY branded socks and apparel. During 2002, the Company terminated, or allowed to expire, various license agreements it had entered into for the marketing and sales of these items, which are now being sourced and sold by the Company. The following is supplemental information on net sales by product group:

                                             % OF                      % OF                           % OF
                               2002          SALES        2001         SALES            2000          SALES

Rugged Outdoor             $41,554,244       46.7%    $56,596,762     54.7%        $62,297,449       60.4%
Occupational                29,620,876       33.3%     27,054,015     26.2%         28,204,383       27.3%
Military                     6,437,248        7.2%      8,948,426      8.7%
Casual                       2,306,748        2.6%      4,446,109      4.3%          6,225,130        6.0%
Outdoor Gear                 2,740,441        3.1%                                                    0.0%
Factory Outlet Stores        4,050,823        4.6%      4,741,326      4.6%          5,916,952        5.7%
Other                        2,248,341        2.5%      1,533,168      1.5%            585,073        0.6%
                           -----------      ------   ------------    ------       ------------      ------

Total                      $88,958,721      100.0%   $103,319,806    100.0%       $103,228,987      100.0%
                           ===========      ======   ============    ======       ============      ======


     Net sales to foreign countries, primarily Canada, represented approximately 1% of net sales in 2002, 2001 and 2000.

     STOCK-BASED COMPENSATION--The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have resulted in the amounts as reported below.



                                                                          YEARS ENDED DECEMBER 31,
                                                                   2002              2001            2000
Net income, as reported                                        $2,843,300        $1,530,822         $96,542
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                         405,854           433,870         195,797
                                                               ----------        ----------       ---------
Pro forma net income (loss)                                    $2,437,446        $1,096,952        $(99,255)
                                                               ==========        ==========       =========
Earnings per share:
  Basic-as reported                                            $     0.63        $     0.34        $   0.02
  Basic-pro forma                                              $     0.54        $     0.24        $  (0.02)

  Diluted-as reported                                          $     0.62        $     0.34        $   0.02
  Diluted-pro forma                                            $     0.54        $     0.24        $  (0.02)


     The pro forma amounts are not representative of the effects on reported net income for future years.

     Comprehensive Income--Comprehensive income includes changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income is composed of two subsets - net income and other comprehensive income/(loss). Included in other comprehensive loss for the Company is a minimum pension liability adjustment, which is recorded net of a related tax benefit. See Note 10. This adjustment is accumulated within the Consolidated Statements of Shareholders' Equity under the caption Accumulated Other Comprehensive Loss.

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

     A reconciliation of the plant closing costs and accrual during 2002 and 2001 is as follows:

                                                                                          2002 EXPENSE
                                                          ACCRUED                         ADJUSTMENTS          ACCRUED
                                        2001 TOTAL        BALANCE            2002         TO ORIGINAL          BALANCE
                                         EXPENSES    DECEMBER 31, 2001     PAYMENTS        ESTIMATE       DECEMBER 31, 2002

Severance:
  Non-union                           $   71,668       $   71,668       $   25,574       $   26,094        $   20,000
  Union                                  292,653
Curtailment of pension plan benefits     690,000          690,000          500,000                            190,000
Employee benefits                         34,223           33,000           31,047            1,953
Factory lease                             90,000           85,000           40,000           45,000
Equipment and relocation costs           260,626            5,000                             5,000
Legal and other costs                     60,830           18,623           53,667          (35,044)
                                      ----------       ----------      -----------       ----------       -----------

Total                                 $1,500,000       $  903,291      $   650,288       $   43,003       $   210,000
                                      ==========       ==========      ===========       ==========       ===========


     The Company expects no additional restructuring and realignment costs associated with this plan.

3.   INVENTORIES

     Inventories are comprised of the following:

                                                          DECEMBER 31,
                                                   2002                2001

Raw materials                                 $ 3,535,884         $ 4,537,865
Work-in-process                                   436,435           1,578,107
Finished goods                                 18,301,351          20,077,999
Factory outlet finished goods                   1,080,319           1,680,693
Less reserve for obsolescence or lower
  of cost or market                              (172,000)           (161,000)
                                              -----------         -----------

Total                                         $23,181,989         $27,713,664
                                              ===========         ===========

4.   FIXED ASSETS

     Fixed assets are comprised of the following:

                                                     DECEMBER 31,
                                             2002                   2001
Land                                    $   572,838           $    572,838
Building and improvements                13,592,248             13,387,497
Machinery and equipment                  21,100,798             20,415,510
Furniture and fixtures                    2,045,655              1,685,485
Lasts, dies and patterns                  7,317,988              6,739,027
Construction work-in-progress               609,339                223,862
                                        -----------           ------------
           Total                         45,238,866             43,024,219

Less-accumulated depreciation           (26,189,579)           (22,258,125)
                                        -----------           ------------

Net fixed assets                        $19,049,287           $ 20,766,094
                                        ===========           ============


5.   LONG-TERM DEBT

     Long-term debt is comprised of the following:

                                                    DECEMBER 31,
                                              2002                 2001
Bank-revolving credit facility            $5,000,000          $11,000,000
Equipment and other obligations              452,100              617,625
Real estate obligations                    5,522,449            5,827,541
                                        ------------        -------------
           Total debt                     10,974,549           17,445,166

Less current maturities                      486,161              469,143
                                        ------------        -------------

Net long-term debt                       $10,488,388          $16,976,023
                                        ============        =============



     On September 18, 2000, the Company entered into a three-year loan and security agreement with GMAC Business Credit, LLC (GMAC) refinancing its former bank revolving line of credit based on the collateral value of its accounts receivable and inventory. On October 21, 2002, the Company extended the agreement two years. This loan and security agreement permits a borrowing base to a maximum of $45,000,000. Interest on the revolving credit facility is payable monthly at GMAC's Prime rate, and the entire principal is due September 17, 2005. Under terms of the agreement, the Company has the option to borrow up to seventy five percent (75%) of its outstanding obligation at LIBOR plus two and three-eights percent (2.375%) or prime. The interest rate for the outstanding balance at December 31, 2002 was 3.88% (4.64% at December 31, 2001).

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

     The loan and security agreement contains certain restrictive covenants, which among other things, requires the Company to maintain a certain level of net worth, and fixed charge coverage. As of December 31, 2002, the Company is in compliance with the loan covenants. Presently, the line of credit restricts the payment of dividends on common stock.

     Equipment and other obligations at December 31, 2002 bear interest at a variable rate of prime and are payable in monthly installments to 2005. The equipment is held as collateral against the outstanding obligations.

     In January 2000, the Company completed a mortgage financing facility with GE Capital Corp. for three of its facilities totaling $6,300,000. The facility bears interest at 8.275%, with total monthly principal and interest payments of $63,100 to 2014. The proceeds of the financing were used to pay down borrowings under a former revolving credit facility.

     During 2000, the Company had an interest rate swap agreement with a major bank for a notional amount of $15,000,000 that was terminated in 2000 and resulted in a gain of $294,000. At December 31, 2002 and 2001, the Company has no interest rate swap agreements.

     Long-term debt matures as follows for the years ended December 31:

2003                                                              $    486,161
2004                                                                   503,934
2005                                                                   492,020
2006                                                                   400,416
2007                                                                   434,837
Thereafter                                                           8,657,181
                                                                  ------------

Total                                                             $ 10,974,549
                                                                  ============

     The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 2002 and 2001, based on current market prices for the same or similar issues or on debt available to the Company with similar rates and maturities.

6.   OPERATING LEASES

     The Company leases certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. The Company incurred approximately $799,000, $1,096,000 and $1,161,000 in rent expense under operating lease arrangements for 2002, 2001 and 2000, respectively.

     Included in total rent expense above are monthly payments of $5,000 for 2002 and $7,000 for 2001 and 2000 for the Company's former Ohio manufacturing and clearance center facility leased from an entity in which the owners are also shareholders of the Company.

     Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

  2003                                                     $   611,000
  2004                                                         716,000
  2005                                                         743,000
  2006                                                         618,000
  2007                                                         295,000
  Thereafter                                                   590,000
                                                           -----------

  Total                                                    $ 3,573,000
  =====                                                    ===========



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

     At December 31, 2002, a provision has not been made for U.S. taxes on the accumulated undistributed earnings of Five Star through December 31, 2002 of approximately $6,575,000 that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings of Five Star in operations and facilities outside of the United States. In addition the Company has provided Puerto Rico tollgate taxes on approximately $3,684,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. If the Five Star and Lifestyle undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $2,237,000 and $368,000, respectively. In 2001, the Company received an abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994. This resulted in the Company reducing its deferred tax liability by $408,000.

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

Income taxes (benefits) are summarized as follows:

                                                       YEARS ENDED DECEMBER 31,
                                             2002               2001                2000
Federal:
  Current                                  $200,134           $112,508           $(115,262)
                                        -----------        -----------       -------------
  Deferred                                  683,867           (174,636)            263,071
                                        -----------        -----------       -------------
           Total Federal                    884,001            (62,128)            147,809
                                        -----------        -----------       -------------
State and local:
  Current                                     3,695           (153,794)            345,680
  Deferred                                   65,304            122,484            (310,025)
                                        -----------        -----------       -------------
           Total state and local             68,999            (31,310)             35,655
                                        -----------        -----------       -------------
Total                                      $953,000           $(93,438)           $183,464
                                        ===========        ===========       =============

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the Federal statutory rate of 34% for all periods to income before income taxes follows:

                                                   YEARS ENDED DECEMBER 31,
                                                2002          2001          2000
Expected expense at statutory rate         $ 1,290,742   $   488,711   $    95,202
Increase (decrease) in income taxes
  resulting from:
  Exempt (income) loss from operations in
    Puerto Rico, net of tollgate taxes                       (97,344)       77,938
  Exempt income from Dominican
    Republic operations                       (430,416)      (67,967)      (74,034)
  State and local income taxes (benefit)        45,539       (20,628)       23,532
  Revision of prior year taxes                               (12,123)       56,229
  Abatement of Puerto Rico taxes                            (408,000)
  Other-net                                     47,135        23,913         4,597
                                           -----------   -----------   -----------

Total                                      $   953,000   $   (93,438)  $   183,464
                                           ===========   ===========   ===========

     Deferred income taxes recorded in the consolidated balance sheets at December 31, 2002 and 2001 consist of the following:

                                                                       DECEMBER 31,
                                                                2002                  2001
Deferred tax assets:
  Alternative minimum tax carryforward-Rocky              $    118,829        $      118,829
  Alternative minimum tax carryforward-Lifestyle                                     283,200
  Asset valuation allowances and accrued expenses              451,532               288,317
  Plant closing costs                                           79,800               257,342
  Pension and deferred compensation                            854,300               148,004
  Net operating loss carryforwards                             681,317             1,616,901
  Inventories                                                  216,519               201,832
                                                          ------------        --------------

            Total deferred tax assets                        2,402,297             2,914,425
                                                          ------------        --------------
Deferred tax liabilities:
  Fixed assets                                              (1,132,516)           (1,580,872)
  State and local income taxes                                 (69,437)              (53,725)
  Prepaid assets                                               (93,903)
  Tollgate tax on Lifestyle earnings                          (368,435)             (368,435)
                                                          ------------        --------------

            Total deferred tax liabilities                  (1,664,291)           (2,003,032)
                                                          ------------        --------------

Net deferred tax asset                                    $    738,006        $      911,393
                                                          ============        ==============


     At December 31, 2002, the Company has approximately $1,833,000 of net operating loss carryforwards for Federal income tax purposes. The net operating loss carryforward expires in 2021.

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

     The funded status of the Company's plans and reconciliation of accrued pension cost at December 31, 2002 and 2001 is presented below (information with respect to benefit obligations and plan assets is as of September 30):


                                                                           DECEMBER 31,
                                                                     2002                  2001
Change in benefit obligation:
  Projected benefit obligation at beginning of the year           $8,242,465            $7,985,007
  Service cost                                                       269,715               316,572
  Interest cost                                                      580,032               571,295
  Actuarial (gain)                                                   799,613               (93,218)
  Exchange (gain)                                                    (68,341)              115,396
  Benefits paid                                                     (597,802)             (652,587)
                                                                  ----------            ----------
  Projected benefit obligation at end of year                     $9,225,682            $8,242,465
                                                                  ==========            ==========
Change in plan assets:
  Fair value of plan assets at beginning of year                  $5,066,458            $4,570,688
  Actual loss on plan assets                                      (1,056,666)             (721,643)
  Employer contribution                                            3,739,000             1,870,000
  Benefits paid                                                     (597,802)             (652,587)
                                                                  ----------            ----------
  Fair value of plan assets at end of year                        $7,150,990            $5,066,458
                                                                  ==========            ==========
Unfunded deficit                                                 $(2,074,692)          $(3,176,007)
Remaining unrecognized benefit obligation existing
  at transition                                                       89,686               105,993
Unrecognized prior service costs due to plan amendments            1,561,536             1,696,929
Unrecognized net loss                                              3,734,547             1,542,036
Adjustment required to recognize minimum liability                (4,861,985)           (2,957,312)
Additional contributions (September 30-December 31)                                      1,000,000
Curtailment charge included in plant closing costs                   190,570               690,570
                                                                  ----------            ----------

Accrued pension cost                                             $(1,360,338)          $(1,097,791)
                                                                  ==========            ==========

     Net pension cost of the Company's plans is as follows:


                                                                              YEARS ENDED DECEMBER 31,
                                                                 2002                  2001                  2000

Service cost                                                $   269,715         $    $316,572         $     303,748
Interest                                                        580,032               571,295               403,542
Expected return on assets                                      (456,422)             (509,194)             (393,877)
Amortization of unrecognized net loss                            51,850
Amortization of unrecognized transition obligation               16,306                27,892                27,892
Amortization of unrecognized prior service cost                 135,393               184,598               122,508
Curtailment charge                                                                    690,570
                                                            -----------         -------------         -------------

Net pension cost                                            $   596,874         $   1,281,733         $     463,813
                                                            ===========         =============         =============

     The assets of the plans consist primarily of common stocks, bonds, and cash equivalents. The assets of the plans include 117,900 and 81,400 shares of the Company's common stock with a market value of $872,460 and $416,768 at September 30, 2002 and 2001, respectively. The Company's unrecognized benefit obligations existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

                                                                                            DECEMBER 31,
                                                                                          2002         2001

Discount rate                                                                            6.50 %       7.25 %

Average rate of increase in compensation levels
  (non-union only)                                                                        3.0 %        3.0 %

Expected long-term rate of return on plan assets                                          8.0 %        8.0 %

     SFAS No. 87, "Employers' Accounting for Pensions," generally requires the Company to recognize a minimum liability in instances in which a plan's accumulated benefit obligation exceeds the fair value of plan assets. In accordance with the Statement, the Company has recorded in the accompanying consolidated financial statements a non-current deferred pension asset of $1,651,822 and $1,802,922 as of December 31, 2002 and 2001, respectively.
     In addition, under SFAS No. 87, if the minimum liability exceeds the unrecognized prior service cost and the remaining unrecognized benefit obligation at transition, the excess is reported in other comprehensive income (loss) ($1,480,588), net of a deferred tax benefit of $575,784 for 2002 and $(831,161), net of a deferred tax benefit of $323,229 in 2001.

     The Company also sponsors a 401(k) savings plan for substantially all of its union and non-union employees. The Company only matches contributions for non-union employees. Funding for non-union employees electing to contribute a percentage of their compensation is matched by the Company, subject to certain limitations. No Company contribution was made for 2002, 2001 and 2000.

9.   CAPITAL STOCK

     The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued and none are outstanding at December 31, 2002 and 2001, respectively.

     In November 1997, the Company's Board of Directors adopted a Rights Agreement, which provides for one preferred share purchase right to be associated with each share of the Company's outstanding common stock. Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock. The rights may be exercised after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of the Company's common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of the common stock. Such exercise may ultimately entitle the holders of the rights to purchase for $80 per right, common stock of the Company having a market value of $160. The person or groups effecting such 20 percent acquisition or undertaking such tender offer will not be entitled to exercise any rights. These rights expire November 2007 unless earlier redeemed by the Company under circumstances permitted by the Rights Agreement.

     In September, 2002, the Company's Board of Directors authorized the repurchase of up to 500,000 common shares outstanding in open market or privately negotiated transactions through December 31, 2003. Purchases of stock under this program will be funded from the Company's operating cash flow. There were 16,400 shares repurchased and retired in 2002 for $84,540. There were no treasury stock purchases in 2001 and 2000. From January 2003 through March 6, 2003, the Company repurchased 483,000 of its common shares for approximately $3,100,000. Accordingly, the Company has repurchased nearly all its allotted shares approved by the Board of Directors.

     The Company adopted a Stock Option Plan in 1992 which provides for the issuance of options to purchase up to 400,000 common shares of the Company. On October 11, 1995, the Company adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 400,000 common shares of the Company. In May 1998, the Company adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares of the Company. In addition in May 2002, the Board of Directors approved the issuance of a total of 400,000 additional common shares of the Company under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to the Company are eligible to receive options under the Plans. In addition, the Plans provide for the annual issuance of options to purchase 5,000 shares of common stock to each non-employee director of the Company.

     The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes all stock option transactions from January 1, 2000 through December 31, 2002:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                                    EXERCISE
                                                                SHARES               PRICE

Outstanding at January 1, 2000                                  693,750              $9.12
 Issued                                                         221,000               6.87
 Forfeited                                                     (232,250)              8.40
                                                          -------------        -----------
Outstanding at December 31, 2000                                682,500               8.64
  Issued                                                        283,750               4.04
  Exercised                                                      (3,000)              6.00
  Forfeited                                                     (51,250)              7.60
                                                          -------------        -----------
Outstanding at December 31, 2001                                912,000               7.27
  Issued                                                        194,000               5.79
  Exercised                                                     (13,250)              5.39
  Forfeited                                                     (69,750)              8.63
                                                          -------------        -----------
Outstanding at December 31, 2002                              1,023,000              $6.92
                                                          =============        ===========
Options exercisable at December 31:
2000                                                            444,250              $9.37
2001                                                            604,000              $8.45
2002                                                            721,625              $7.67

     The following table summarizes information about options outstanding at December 31, 2002:

                   OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
  ---------------------------------------------------------------     ------------------------
                                         AVERAGE        WEIGHTED-                    WEIGHTED-
      RANGE OF                           REMAINING      AVERAGE                       AVERAGE
      EXERCISE                          CONTRACTUAL     EXERCISE                      EXERCISE
       PRICES                NUMBER        LIFE          PRICE           NUMBER        PRICE
   $3.875 - $5.00           309,250         5.8         $  4.14         157,750       $  4.08
    $5.25- $6.50            377,750         5.5         $  5.84         253,750       $  5.86
   $6.72- $7.625            128,000         4.6         $  7.55         102,250       $  7.56
  $8.375 - $9.875            82,500         1.2         $  8.72          82,375       $  8.72
 $13.125 - $16.875          125,500         3.0         $ 15.22         125,500       $ 15.22
                          ---------                                    --------
                          1,023,000                       $ 6.92        721,625       $  7.67
                          =========                                    ========

     In determining the estimated fair value of each option granted on the date of grant the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively; dividend yield of 0%; expected volatility of 44%,

     44% and 45%; risk-free interest rates of 2.83%, 4.21% and 6.70%; and expected life of 6 years. The weighted average grant date fair value of options issued during 2002, 2001 and 2000 was $5.79, $4.04 and $3.09, respectively.

10.  COMPREHENSIVE INCOME

     Comprehensive income represents net income plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss), net of tax, are as follows:


                                                  YEARS ENDED DECEMBER 31,
                                            2002           2001            2000
Net income                              $ 2,843,300    $ 1,530,822    $    96,542

Minimum pension liability, net of tax
benefit                                  (1,480,588)      (831,161)
                                        -----------    -----------    -----------

Comprehensive income                    $ 1,362,712    $   699,661    $    96,542
                                        ===========    ===========    ===========

     The 2002 and 2001 minimum pension liability is net of a deferred tax benefit of $575,784 and $323,229, respectively.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and Federal, state and local income taxes was as follows:

                                         YEARS ENDED DECEMBER 31,
                                     2002           2001         2000
Interest                         $ 1,435,505   $ 2,644,998    $ 3,279,905
                                 ===========   ===========    ===========

Federal, state and local
  income taxes--net of refunds   $    68,066   $   (36,309)   $(3,450,000)
                                 ===========   ===========    ===========

     Non-Cash Transaction--increase (decrease) in additional minimum pension liability as follows:

                                   YEARS ENDED DECEMBER 31,
                             2002            2001          2000
Deferred pension asset   $ 2,056,372    $ 1,154,390    $        --
Deferred tax benefit        (575,784)      (323,229)
                         -----------    -----------    -----------

Total                    $ 1,480,588    $   831,161    $        --
                         ===========    ===========    ===========


     Accounts payable at December 31, 2002, 2001 and 2000 include a total of $2,693, $5,310 and $12,098, respectively, relating to the purchase of fixed assets.

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001:

                         1ST QUARTER    2ND QUARTER  3RD QUARTER   4TH QUARTER    TOTAL YEAR
       2002
Net sales              $ 13,749,588   $ 19,194,071  $ 30,453,543  $ 25,561,519  $ 88,958,721
Gross margin              2,340,653      4,937,633     8,852,358     7,299,864    23,430,508
Net income (loss)        (1,227,188)       117,087     2,388,177     1,565,224     2,843,300
Net income (loss) per
  common share:
     Basic             $      (0.27)  $       0.03  $       0.53  $       0.35  $       0.63
     Diluted           $      (0.27)  $       0.03  $       0.52  $       0.34  $       0.62

       2001

Net sales              $ 16,063,895   $ 22,006,132  $ 38,490,267  $ 26,759,512  $103,319,806
Gross margin              3,167,074      6,152,129     9,804,424     4,128,313    23,251,940
Net income (loss)          (906,094)       702,339     1,479,694       254,883     1,530,822
Net income (loss) per
  common share:
     Basic             $      (0.20)  $       0.16  $       0.33  $       0.06  $       0.34
     Diluted                  (0.20)          0.16          0.32          0.06          0.34


No cash dividends were paid during 2002 and 2001.