Form 10-Q
period 2003-03-31
ROCKY SHOES & BOOTS INC
filed 2003-05-15
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                               Commission File Number:
     MARCH 31, 2003                                       0-21026
     --------------                                       -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                    31-1364046
          ----                                    ----------
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

                             Yes  X   No
                                 ---     ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes      No  X
                                 ---     ---

        4,051,430 common shares, no par value, outstanding at May 8, 2003

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                                          NUMBER

         Item 1.   Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets
                   March 31, 2003 (Unaudited) and December 31, 2002 and March 31,
                   2002 (Unaudited)                                                        3

                   Unaudited Condensed Consolidated Statements of Operations
                   for the Three Months Ended March 31, 2003 and 2002                      4

                   Unaudited Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 2003 and 2002                      5

                   Notes to Interim Unaudited Condensed Consolidated Financial
                   Statements                                                            6 - 9

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                10 - 12

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk             13

         Item 4.     Controls and Procedures.                                             13

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                      14

         Item 2.   Changes in Securities and Use of Proceeds                              14

         Item 3.   Defaults Upon Senior Securities                                        14

         Item 4.   Submission of Matters to a Vote of Security Holders                    14

         Item 5.   Other Information                                                      14

         Item 6.   Exhibits and Reports on Form 8-K                                       14

SIGNATURES                                                                                15

CERTIFICATIONS                                                                          16-17

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 2003       December 31, 2002  March 31, 2002
                                                                        Unaudited                            Unaudited
                                                                     --------------       -----------------  --------------
ASSETS:

CURRENT ASSETS:
      Cash and cash equivalents                                       $  2,391,867       $  4,276,722       $  1,117,729
      Trade receivables - net                                           10,639,471         15,282,618         11,005,564
      Other receivables                                                  1,854,435          1,173,714          2,525,586
      Inventories                                                       28,342,873         23,181,989         29,713,341
      Deferred income taxes                                                578,951            584,511            615,609
      Prepaid expenses                                                   1,748,220          1,267,097          1,539,910
                                                                      ------------       ------------       ------------
           Total current assets                                         45,555,817         45,766,651         46,517,739

FIXED ASSETS - net                                                      18,770,432         19,049,287         20,471,642

DEFERRED PENSION ASSET                                                   1,651,222          1,651,222          2,169,021

DEFERRED INCOME TAXES                                                      153,495            153,495            295,784

OTHER ASSETS                                                             1,842,517          1,796,359          2,537,800
                                                                      ------------       ------------       ------------

TOTAL ASSETS                                                          $ 67,973,483       $ 68,417,014       $ 71,991,986
                                                                      ============       ============       ============

LIABILITIES AND
SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
      Accounts payable                                                $  4,881,731       $  1,642,306       $  3,629,340
      Current maturities - long term debt                                  488,169            486,161            474,315
      Accrued taxes - other                                                410,500            346,168            609,655
      Accrued salaries and wages                                           712,192            807,611            704,559
      Accrued plant closing costs                                          210,000            210,000            851,175
      Accrued other                                                        393,097            523,118            275,248
                                                                      ------------       ------------       ------------
           Total current liabilities                                     7,095,689          4,015,364          6,544,292

LONG TERM DEBT-less current maturities                                  10,340,806         10,488,388         15,419,643

DEFERRED LIABILITIES                                                     1,687,053          1,520,338            173,750
                                                                      ------------       ------------       ------------

TOTAL LIABILITIES                                                       19,123,548         16,024,090         22,137,685

SHAREHOLDERS' EQUITY:

Common stock, no par value;
      10,000,000 shares authorized; issued and outstanding March
      31, 2003 - 4,051,430; December 31, 2002 - 4,489,065; March
      31, 2002 - 4,498,965                                              32,368,617         35,289,038         35,340,315
      Accumulated other comprehensive loss                              (2,311,749)        (2,311,749)          (831,161)
      Retained earnings                                                 18,793,067         19,415,635         15,345,147
                                                                      ------------       ------------       ------------

           Total shareholders' equity                                   48,849,935         52,392,924         49,854,301
                                                                      ------------       ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 67,973,483       $ 68,417,014       $ 71,991,986
                                                                      ============       ============       ============





See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended
                                                    March 31,
                                             2003                2002
                                         ------------       ------------
NET SALES                                $ 13,754,941       $ 13,749,588

COST OF GOODS SOLD                         10,289,413         11,408,935
                                         ------------       ------------

GROSS MARGIN                                3,465,528          2,340,653

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                              4,250,606          3,899,501
                                         ------------       ------------

LOSS FROM OPERATIONS                         (785,078)        (1,558,848)

OTHER INCOME AND (EXPENSES):
      Interest expense                       (196,180)          (283,109)
      Other - net                              91,873             88,831
                                         ------------       ------------
           Total other - net                 (104,307)          (194,278)

LOSS BEFORE INCOME TAX BENEFIT               (889,385)        (1,753,126)

INCOME TAX BENEFIT                           (266,816)          (525,938)
                                         ------------       ------------

NET LOSS                                 $   (622,569)      $ (1,227,188)
                                         ============       ============

NET LOSS PER SHARE
      Basic                              $      (0.14)      $      (0.27)
                                         ------------       ------------
      Diluted                            $      (0.14)      $      (0.27)
                                         ------------       ------------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
      Basic                                 4,363,115          4,493,823
                                         ============       ============
      Diluted                               4,363,115          4,493,823
                                         ============       ============


See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31,
                                                                2003               2002
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $   (622,569)      $ (1,227,188)
Adjustments to reconcile net loss to net cash provided
     by operating  activities:
     Depreciation and amortization                               896,882          1,033,333
     Deferred liabilities and deferred income taxes              172,275         (1,445,704)
     Loss (Gain) on sale of fixed assets                           9,194             (7,802)

Change in assets and liabilities:
     Receivables                                               3,962,426          3,785,448
     Inventories                                              (5,160,884)        (1,999,677)
     Prepaid expenses                                           (481,123)          (486,718)
     Other assets                                                (46,158)          (408,363)
     Accounts payable                                          3,184,305          2,041,008
     Accrued and other liabilities                              (161,108)          (917,879)
                                                            ------------       ------------

        Net cash provided by operating activities              1,753,240            366,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                        (574,056)          (699,572)
Proceeds from sale of fixed assets                                 1,955              8,960
                                                            ------------       ------------

     Net cash used in investing activities                      (572,101)          (690,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                                  19,092,057         19,887,761
Payments on long term debt                                   (19,237,631)       (21,438,969)
Purchase of treasury stock                                    (3,106,156)
Proceeds from exercise of stock options                          185,736             38,156
                                                            ------------       ------------

     Net cash used in financing activities                    (3,065,994)        (1,513,052)
                                                            ------------       ------------


DECREASE IN CASH AND CASH EQUIVALENTS                         (1,884,855)        (1,837,206)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                            4,276,722          2,954,935
                                                            ------------       ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                               $  2,391,867       $  1,117,729
                                                            ============       ============





See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES


         NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for year ended December 31, 2002.

         Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

         The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have resulted in the amounts as reported below.

                                                            Three Months Ended March 31,
                                                              2003                  2002
                                                              ----                  ----
         Net loss as reported                              $(622,569)        $  (1,227,188)

         Deduct:  Stock based employee
             compensation expense determined
             under fair value based method for
             all awards, net of related tax effects

                                                             333,640               396,095
                                                           ---------         -------------

         Pro forma net loss                                $(956,209)        $  (1,623,283)
                                                           =========         =============

         Earnings per share:
               Basic and diluted - as reported             $   (0.14)        $       (0.27)
               Basic and diluted - pro forma               $   (0.22)        $       (0.36)

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

         There was no change in the December 31, 2002 accrued balance for plant closing costs in the quarter ended March 31, 2003.

3.       INVENTORIES

         Inventories are comprised of the following:

                                             March 31, 2003     December 31, 2002      March 31, 2002
                                             --------------     -----------------      --------------

         Raw materials                        $  5,504,857         $  3,535,884         $  6,439,302
         Work-in Process                         1,314,838              436,435            1,981,243
         Finished good                          20,557,913           18,301,351           20,072,913
         Factory outlet finished goods           1,137,265            1,080,319            1,380,883
         Reserve for obsolescence or
              lower of cost or market             (172,000)            (172,000)            (161,000)
                                              ------------         ------------         ------------

         Total                                $ 28,342,873         $ 23,181,989         $ 29,713,341
                                              ============         ============         ============


4.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                             Three Months Ended
                                                 March 31,
                                           2003            2002
                                         --------        --------

         Interest                        $217,902        $308,759
                                         ========        ========

         Federal, state and local
             income taxes                $335,000        $ 25,000
                                         ========        ========

         Accounts payable at March 31, 2003 and December 31, 2002 include a total of $57,813 and $34,198, respectively, relating to the purchase of fixed assets.

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


6.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and required the additional disclosures beginning with the Company's fiscal year ended December 31, 2002. The provisions of FIN 45 have been adopted with no material impact on the Company's results of operations or financial condition.

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 30, 2003. The adoption of EITF No. 00-21 is not expected to have a material impact on the Company's results of operations or financial condition.

         In December 2002, the FASB issued SFAS No. 148 (see Footnote 1), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company accounts for stock-based employee compensation arrangements in accordance with the provision of APB No. 25 and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements, none of which appear to apply to the Company at this time, are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of FIN 46 have been adopted and based upon a review of such provisions it has been determined that there are no variable interest entities which would require consolidation or disclosure at this time.

         In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, and hedging activities for decisions made as part of the Derivatives Implementation Group. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has not completed its evaluation of SFAS No. 149, but does not believe it will have a significant impact on the financial statements

7.       ACQUISITION

         On April 15, 2003, the Company completed the purchase of certain assets from Gates-Mills, Inc. ("Gates"). Under the terms of the Purchase Agreement, Rocky acquired all of the intellectual property of Gates, including ownership of the Gates (R) trademark, selected raw material and finished goods inventory, and certain records in connection with the Gates business in exchange for $3,510,070 plus a deferred purchase price if sales by the Company related to the Gates product line from the date of purchase through December 31, 2003 reach certain targets. The Company intends to file both the financial statements and the pro-forma financial information required by the Regulation S-X Article
         3.05 and Article 11.01.

8.       PURCHASE OF TREASURY SHARES

         The Company is authorized to repurchase up to 500,000 shares of our outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2003, the Company repurchased 483,533 shares at an average price of $6.42. As of March 31, 2003, the Company had purchased a total of 499,933 shares at an average price of $6.38. No additional shares have been repurchased since March 31, 2003.

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

                                    PERCENTAGE OF NET SALES

                                      Three Months Ended
                                           March 31,
                                     2003            2002
                                     ----            ----

Net Sales                           100.0%          100.0%
Cost of Goods Sold                   74.8%           83.0%
                                    -----           -----
Gross Margin                         25.2%           17.0%
                                    -----           -----
Selling, General and
    Administrative Expenses          30.9%           28.3%
                                    -----           -----
Loss from Operations                 (5.7%)         (11.3%)
                                    =====           =====

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2002

Net Sales

Net Sales improved slightly to $13,754,941 for the quarter ended March 31, 2003 compared to $13,749,588 for the same period a year ago. Branded sales, led by an increase of $2,765,000, or 47.9%, in occupational footwear sales, rose 38.5%. Increases were realized in all branded product categories. There were no sales to the U.S. military in the first quarter 2003 versus $3,821,000 for the same period a year ago. The Company attributes the improved sales performance within all branded product categories to more seasonal weather during the peak selling season and to its expanded product offerings.

Gross Margin

Gross margin rose to $3,465,528, or 25.2% of net sales, for the first quarter of 2003 compared with $2,340,653, or 17.0% of net sales, for the same period last year. The improved gross margin reflects no sales of military footwear in first quarter 2003. These were produced at a lower gross margin than footwear in the Company's other categories. Additionally, gross margin on branded products improved 160 basis points as a result of higher margin sourced product sales, which rose to 49.1% of net sales for the quarter from 30.0% last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $351,108, or 9.0%, to $4,250,606 for the first quarter 2003 compared to $3,899,501 for the same period last year. As a percentage of net sales, SG&A increased to 30.9% of net sales versus 28.4% a year ago principally due to increased commissions that were a result of the higher level of branded sales, and to a lesser extent, increased fringe benefits.

Interest Expense

Interest expense declined 30.7% for the first quarter 2003 to $196,180 in the quarter ended March 31, 2003 compared to $283,109 the prior year. The decrease in interest expense is a result of both lower outstanding balances and lower rates under the Company's revolving line of credit. The Company's funded debt decreased 31.9% to $10,828,975 at March 31, 2003 versus $15,893,958 a year ago.

Income Taxes

Income tax benefit for the three months ended March 31, 2003 decreased to $266,816 compared to $525,938 for the same period a year ago. The Company's effective tax benefit rate of 30.0% for the three months ended March 31, 2003 and 2002 reflects primarily the lower tax rates in Puerto Rico.

Liquidity and Capital Resources

The Company has principally funded working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of new styles of footwear. At March 31, 2003, the Company had working capital of $38,460,128 versus $41,751,287, at December 31, 2002.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $45,000,000. As of March 31, 2003, the Company had borrowed $4,975,794 and $411,000 against its revolving line of credit and term loan agreements, respectively. The amount available for borrowings under the credit facility was $13,850,513 at March 31, 2003. The line of credit expires in September 2005.

The Company generated cash from operations of $1,753,240 in first quarter 2003 compared to $366,458 for the same period of the prior year. The primary source of the increase in cash generated from operations is due to collections of accounts receivable and increased accounts payable, offset by the seasonal increase in inventory levels to support booked and anticipated orders.

The principal use of cash flows in investing activities for the first quarters of 2003 and 2002 was for investment in property, plant, and equipment, and purchase of treasury stock for $3,106,156.

In the first quarter of 2003, property, plant, and equipment expenditures were $574,056 versus $699,572 for the same period last year. The current year expenditures primarily represent investments in injection molding equipment to improve the capabilities of the Company's Puerto Rico subsidiary and investments in molds used in the production of new products sourced in the far east.

Capital expenditures for 2003 are expected to be approximately $1.5 million. The Company believes it will be able to finance such additions and meet operating expenditure requirements in 2003 through available cash on hand, operating cash flows and additional long-term borrowings.

Inflation

The Company cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. The Company attempts to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

There have been no material changes since December 31, 2002.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.

         99.1 Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)    Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ROCKY SHOES & BOOTS, INC.


Date:    May 15, 2003                      /s/ James E. McDonald
                                  --------------------------------------------
                                  James E. McDonald, Vice President and
                                  Chief Financial Officer*



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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003


/s/ Mike Brooks
--------------------------
Mike Brooks
Chief Executive Officer

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

Date: May 15, 2003


   /s/ James E. McDonald
---------------------------
James E. McDonald
Chief Financial Officer