Form 10-Q
period 2003-06-30
ROCKY SHOES & BOOTS INC
filed 2003-08-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                                 Commission File Number:
     JUNE 30, 2003                                          0-21026
     -------------                                          -------

                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


         OHIO                                             31-1364046
         ----                                             ----------
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
                                  Yes   X   No
                                      -----    -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                  Yes       No   X
                                      -----    -----

      4,107,930 common shares, no par value, outstanding at August 13, 2003

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                            PAGE
PART I.       FINANCIAL INFORMATION                                                                        NUMBER

              Item 1.    Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets
                         June 30, 2003 and 2002 (Unaudited) and December 31, 2002                             3

                         Unaudited Condensed Consolidated Statements of Operations
                         for the Three Months and Six Months Ended June 30, 2003 and 2002                     4

                         Unaudited Condensed Consolidated Statements of Cash Flows
                         for the Three Months and Six Months Ended June 30, 2003 and 2002                     5

                         Notes to Interim Unaudited Condensed Consolidated Financial Statements            6 - 10

              Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                        11 - 15

              Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          15

              Item 4.    Controls and Procedures                                                             15

PART II.      OTHER INFORMATION

              Item 1.    Legal Proceedings                                                                   16

              Item 2.    Changes in Securities and Use of Proceeds                                           16

              Item 3.    Defaults Upon Senior Securities                                                     16

              Item 4.    Submission of Matters to a Vote of Security Holders                                 16

              Item 5.    Other Information                                                                   16

              Item 6.    Exhibits and Reports on Form 8-K                                                    17

SIGNATURES                                                                                                   18


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30, 2003                     June 30, 2002
                                                                  Unaudited     December 31, 2002   Unaudited
                                                              -------------------------------------------------
ASSETS:

CURRENT ASSETS:
      Cash and cash equivalents                               $   1,450,044      $   4,276,722    $   1,514,834
      Trade receivables - net                                    21,356,964         15,282,618       15,072,183
      Other receivables                                           1,062,552          1,173,714        2,345,324
      Inventories                                                38,332,365         23,181,989       31,319,150
      Deferred income taxes                                         578,951            584,511          615,609
      Prepaid expenses                                            1,706,029          1,267,097        1,491,523
                                                              -------------      -------------    -------------
            Total current assets                                 64,486,905         45,766,651       52,358,623
FIXED ASSETS - net                                               18,270,014         19,049,287       19,965,259
DEFERRED PENSION ASSET                                            1,651,222          1,651,222        2,311,806
DEFERRED INCOME TAXES                                               153,495            153,495          295,784
OTHER ASSETS                                                      3,208,827          1,796,359        2,469,050
                                                              -------------      -------------    -------------
TOTAL ASSETS                                                  $  87,770,463      $  68,417,014    $  77,400,522
                                                              =============      =============    =============
LIABILITIES AND
SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
      Accounts payable                                        $   7,637,974      $   1,642,306    $   4,207,401
      Current maturities - long term debt                           490,218            486,161          480,751
      Accrued taxes - other                                         471,780            346,168          606,690
      Accrued salaries and wages                                    904,834            807,611          852,859
      Accrued plant closing costs                                   210,000            210,000          780,499
      Accrued other                                                 753,743            523,118          282,721
                                                              -------------      -------------    -------------
           Total current liabilities                             10,468,549          4,015,364        7,210,921
LONG TERM DEBT-less current maturities                           25,228,589         10,488,388       20,004,450
DEFERRED LIABILITIES                                              1,842,769          1,520,338          180,500
                                                              -------------      -------------    -------------
TOTAL LIABILITIES                                                37,539,907         16,024,090       27,395,871
SHAREHOLDERS' EQUITY:
Common stock, no par value;
     10,000,000 shares authorized; issued and
     outstanding June 30, 2003-4,097,930;
     December 31, 2002-4,489,065;
     June 30, 2002-4,505,465                                     32,653,420         35,289,038       35,373,578
     Accumulated other comprehensive loss                        (2,311,749)        (2,311,749)        (831,161)
     Retained earnings                                           19,888,885         19,415,635       15,462,234
                                                              -------------      -------------    -------------
          Total shareholders' equity                             50,230,556         52,392,924       50,004,651
                                                              -------------      -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  87,770,463      $  68,417,014    $  77,400,522
                                                              =============      =============    =============

              See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Three Months Ended                Six Months Ended
                                                        June 30,                          June 30,
                                                 2003             2002              2003            2002
                                                 ----             ----              ----            ----
NET SALES                                   $  21,863,148    $  19,194,071     $ 35,618,089   $  32,943,659

COST OF GOODS SOLD                             15,128,164       14,256,438       25,417,577      25,665,373
                                            -------------    -------------     ------------   -------------

GROSS MARGIN                                    6,734,984        4,937,633       10,200,512       7,278,286

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                    4,944,319        4,517,033        9,194,925       8,416,534
                                            -------------    -------------     ------------   -------------

INCOME (LOSS) FROM OPERATIONS                   1,790,665          420,600        1,005,587      (1,138,248)

OTHER INCOME AND (EXPENSES):
     Interest expense                            (313,438)        (332,959)        (509,618)       (616,068)
     Other - net                                   88,230           78,198          180,103         167,029
                                            -------------    -------------     ------------   -------------
              Total other - net                  (225,208)        (254,761)        (329,515)       (449,039)

INCOME (LOSS) BEFORE INCOME
    TAXES                                       1,565,457          165,839          676,072      (1,587,287)

INCOME TAX (BENEFIT) EXPENSE                      469,638           48,752          202,822        (477,186)
                                            -------------    -------------     ------------   -------------

NET INCOME (LOSS)                           $   1,095,819    $     117,087     $    473,250   $  (1,110,101)
                                            =============    =============     ============   =============

NET INCOME (LOSS) PER SHARE
     Basic                                         $ 0.27           $ 0.03           $ 0.11         $ (0.25)
                                                =========        =========        =========       =========
     Diluted                                       $ 0.25           $ 0.03           $ 0.11         $ (0.25)
                                                =========        =========        =========       =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    Basic                                       4,067,353        4,502,608        4,214,417       4,498,240
                                                =========        =========        =========       =========
    Diluted                                     4,361,037        4,680,002        4,424,355       4,489,240
                                                =========        =========        =========       =========


               See notes to the interim unaudited condensed consolidated financial statements.


                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                            2003              2002
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $       473,250     $   (1,110,101)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                       1,795,013          2,069,977
     Deferred taxes and liabilities - net                                  327,991         (1,581,738)
     Loss on sale of fixed assets                                            8,684              9,508

Change in assets and liabilities:
     Receivables                                                        (5,963,184)          (100,909)
     Inventories                                                       (13,110,306)        (3,605,486)
     Prepaid expenses                                                     (438,932)          (438,331)
     Other assets                                                           46,745           (347,810)
     Accounts payable                                                    5,993,277          2,643,981
     Accrued and other liabilities                                         453,460           (835,747)
                                                                   ---------------     --------------

          Net cash used in operating activities                        (10,414,002)        (3,296,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                (1,039,201)        (1,267,649)
Acquisition of business                                                 (3,510,070)
Proceeds from sale of fixed assets                                          27,955             12,750
                                                                   ---------------     --------------
         Net cash used in investing activities                          (4,521,316)        (1,254,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                            48,091,811         40,122,478
Payments on long-term debt                                             (33,347,553)       (37,082,443)
Purchase of treasury stock                                              (3,106,156)
Proceeds from exercise of stock options                                    470,538             71,419
                                                                   ---------------     --------------

         Net cash provided by financing activities                      12,108,640          3,111,454
                                                                   ---------------     --------------


DECREASE IN CASH AND CASH EQUIVALENTS                                   (2,826,678)        (1,440,101)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                      4,276,722          2,954,935
                                                                   ---------------     --------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                      $     1,450,044     $    1,514,834
                                                                   ---------------     --------------


              See notes to the interim unaudited condensed consolidated financial statements.


                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES


   NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for year ended December 31, 2002.

Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

The Company accounts for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and income (loss) per share would have resulted in the amounts as reported below.

                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                        2003            2002          2003             2002
                                                        ----            ----          ----             ----
Net income (loss) as reported                      $  1,095,819     $  117,087    $  473,250    $  (1,110,101)

Deduct: Stock based employee
     compensation expense
     determined under fair value
     based method for all awards, net                                    9,758       333,640          405,853
                                                   ------------     ----------    ----------    -------------

Pro forma net income (loss)                        $  1,095,819     $  107,329    $  139,610    $  (1,515,954)
                                                   ============     ==========    ==========    =============

Earnings (loss) per share:
     Basic - as reported                           $       0.27     $     0.03    $     0.11    $       (0.25)
     Basic - pro forma                             $       0.27     $     0.02    $     0.03    $       (0.34)

     Diluted - as reported                         $       0.25     $     0.03    $     0.11    $       (0.25)
     Diluted - pro forma                           $       0.25     $     0.02    $     0.03    $       (0.34)


The pro forma amounts are not representative of the effects on reported net income for future years.

2. INVENTORIES

Inventories are comprised of the following:


                                                June 30, 2003   December 31, 2002  June 30, 2002
                                                -------------   -----------------  -------------

Raw materials                                  $   8,008,009      $   3,535,884   $   5,348,288
Work in process                                    1,617,562            436,435       1,798,754
Finished good                                     27,602,186         18,301,351      23,049,609
Factory outlet finished goods                      1,276,608          1,080,319       1,283,499
Reserve for obsolescence or
     lower of cost or market                        (172,000)          (172,000)       (161,000)
                                               -------------      -------------   -------------

Total                                          $  38,332,365      $  23,181,989   $  31,319,150
                                               =============      =============   =============

3. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and Federal, state and local income taxes was as follows:

                                                 Six Months Ended
                                                     June 30,
                                                2003          2002
                                                ----          ----

         Interest                              $506,499     $624,184
                                               ========     ========
         Federal, state and local
             income taxes                      $ 80,000     $ 75,000
                                               ========     ========

Accounts payable at June 30, 2003 and December 31, 2002 include a total of $5,084 and $34,198 respectively, relating to the purchase of fixed assets.

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

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and six months ended June 30, 2003 and 2002 is as follows:

                                            Three Months Ended        Six Months Ended
                                                   June 30,               June 30,
                                             2003         2002        2003        2002
                                             ----         ----        ----        ----
Basic Weighted average
     shares outstanding                    4,067,353   4,502,608   4,214,417   4,498,240
Diluted securities:
     Stock options                           293,684     177,394     209,938        --
                                           ---------   ---------   ---------   ---------

Diluted Weighted average
     shares outstanding                    4,361,037   4,680,002   4,424,355   4,498,240
                                           =========   =========   =========   =========

5. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 30, 2003. The adoption of EITF 00-21 is not expected to have a material impact on the Company's results of operations or financial condition.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (see Footnote 1). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company accounts for stock-based employee compensation arrangements in accordance with the provision of APB No. 25 and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

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

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for certain derivative instruments, and hedging activities for decisions made as part of the Derivatives Implementation Group. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has not completed its evaluation of SFAS No. 149, but does not believe it will have a significant impact on the Company's results of operations or financial condition.

Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement will not have a material effect on the Company's consolidated financial statements.

6. ACQUISITION

On April 15, 2003, the Company completed the purchase of certain assets from Gates-Mills, Inc. ("Gates"). Under the terms of the Purchase Agreement, Rocky acquired all of the intellectual property of Gates, including ownership of the Gates(R) trademark, selected raw material and finished goods inventory, and certain records in connection with the Gates business in exchange for $3,510,070 plus a deferred purchase price if sales by the Company related to the Gates product line from the date of purchase through December 31, 2003 reach certain performance targets. The Company has filed the financial statements and the pro-forma financial information required by the Regulation S-X Article 3.05 and
Article 11.01. Final allocation of the purchase price has yet to be determined; however, it will be based on an independent appraisal of the fair value of the assets acquired.

7. CAPITAL STOCK

The Company is authorized to repurchase up to 500,000 shares of our outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2003, the Company repurchased 483,533 shares at an average price of $6.42. As of June 30, 2003, the Company had purchased a total of 499,933 shares at an average price of $6.38.

For the six months ended June 30, 2003, options for 92,398 of the Company's common stock were exercised at an average price of $5.09.

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

                                             PERCENTAGE OF NET SALES
                                       Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                         2003     2002        2003     2002
                                         ----     ----        ----     ----

Net Sales                               100.0%   100.0%      100.0%   100.0%
Cost of Goods Sold                       69.2%    74.3%       71.4%    77.9%
                                        -----    -----       -----    -----
Gross Margin                             30.8%    25.7%       28.6%    22.1%
Selling, General and
     Administrative Expenses             22.6%    23.5%       25.8%    25.6%
                                        -----    -----       -----    -----
Income (Loss) from Operations             8.2%     2.2%        2.8%    (3.5%)
                                        =====    =====       =====    =====

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Sales

Net sales increased $2,669,077, or 13.9%, to $21,863,148 for the quarter ended June 30, 2003 compared to $19,194,071 for the same period a year ago. The improvement was led by an increase of approximately 22% in ROCKY(R) branded sales, representing the third consecutive quarter-over-quarter increase. Double-digit sales increases were realized in the Company's occupational and rugged outdoor categories. The Company recorded $2.1 million of Gates(R) branded sales in the second quarter 2003. There were no sales to the U.S. military in the second quarter 2003 compared with approximately $2.6 million of net sales in the second quarter 2002.

Gross Margin

Gross margin increased $1,797,351, or 36.4%, to $6,734,984 for the quarter ended June 30, 2003 compared to $4,937,633 for the same period in 2002. As a percentage of net sales, gross margin was 30.8% this year compared to 25.7% a year ago. This 510 basis point improvement particularly benefited from increased sales of sourced footwear, which rose to 62% of net sales from 42% a year ago. Additionally, gross margin in second quarter 2002 was negatively impacted by the sale of low margin military footwear; there have been no corresponding sales in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $427,286, or 9.5%, to $4,944,319 for the quarter ended June 30, 2003 compared to $4,517,033 for the same period a year ago. The increase in SG&A expenses was primarily due to sales commissions and distribution center wages related to the increase in branded product sales, and salaries and wages in support of the Company's developing initiatives, including the Gates(R) asset acquisition.

Interest Expense

Interest expense decreased $19,521, or 5.9%, to $313,438 in the quarter ended June 30, 2003 compared to $332,959 the prior year. The Company benefited from lower interest rates during second quarter 2003. The Company's funded debt increased 25.5% to $25,718,807 at June 30, 2003 versus $20,485,201 a year ago due to increases to inventories, accounts receivable and the acquisition of selected Gates-Mills assets.

Income Taxes

Income taxes for the three months ended June 30, 2003 increased to $469,638 compared to $48,752 for the same period a year ago. The Company's effective tax rate of 30.0% for the three months ended June 30, 2003 compares with an effective tax rate of 29.4% for the same period last year.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Net Sales

Net sales for the six months ended June 30, 2003 increased $2,674,430 or 8.1% to $35,618,089 versus $32,943,659 for the same period a year ago. The improvement was led by an increase of approximately 27% in ROCKY(R) branded sales. Double-digit sales increases were realized in the Company's occupational and rugged outdoor categories. The Company recorded $2.1 million of Gates(R) branded sales in the second quarter 2003. There were no sales to the U.S. military through the first half of 2003 compared to approximately $6.4 million of net sales through the first half of 2002.

Gross Margin

Gross margin for the six months ended June 30, 2003 increased $2,922,226, to $10,200,512 versus $7,278,286 for the same period a year ago. As a percentage of net sales, gross margin was 28.6% in the first half of 2003 versus 22.1% for the same period a year ago. Increased sales of sourced footwear, which rose to 57% of net sales from 37% a year ago, were a significant factor in the gross margin improvement. Additionally, gross margin in 2002 was negatively impacted by the sale of low margin military footwear; there have been no corresponding sales in 2003.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the six months ended June 30, 2003 were $9,194,925 compared with $8,416,534 for the same period a year ago. As a percentage of net sales, SG&A was 25.8% in the first half of 2003 versus 25.5% for the same period in 2002. The increase in SG&A expenses was primarily due to sales commissions and distribution center wages related to the increase in branded product sales, and salaries and wages in support of the Company's developing initiatives, including the Gates(R) asset acquisition.

Interest Expense

Interest expense for the six months ended June 30, 2003 decreased $106,450 or 17.3% to $509,618 versus $616,068 for the same period a year ago. The Company benefited from lower interest rates during the first six months of 2003. The Company's funded debt increased 25.5% to $25,718,807 at June 30, 2003 versus $20,485,201 a year ago due to increases to inventories, accounts receivable and the acquisition of selected Gates-Mills assets.

Income Taxes

Income taxes for the six months ended June 30, 2003 increased to $202,822 from a tax benefit of $477,186 for the comparable period last year. The Company's effective tax rate of 30.0% for the first half of 2003 compares with an effective tax benefit rate 30.1% for the same period a year ago.

Liquidity and Capital Resources

The Company has principally funded working capital requirements, capital expenditures and acquisitions through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of new styles of footwear. At June 30, 2003, the Company had working capital of $54,018,356 versus $41,751,287 at December 31, 2002.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $45,000,000. As a result of the limitations on its maximum borrowing amount at June 30, 2003, the Company had borrowed $20,358,657 against its currently available line of credit of $26,768,616 as of June 30, 2003.

The Company's cash flow used in operations increased to $10,414,002 in first half of 2003 from $3,296,656 for the same period in the prior year. The period-over-period comparison reflects larger increases in accounts receivable and inventories which was partially offset by the increase in net income and accounts payable. All of the responsible balance sheet fluctuations reflect the seasonal nature of the Company's business, the increased sales and bookings for the current year, and the increase in sales of sourced product and the Gates(R) asset acquisition.

The principal use of cash flows in investing activities for the first six months of 2003 and 2002 has been for business acquisition and investment in property, plant, and equipment. In the first half of 2003 the Company invested $3,510,070 to acquire certain assets of Gates-Mills, Inc.; there were no comparable investments for the same period in 2002. In the first half of 2003, property, plant, and equipment expenditures were $1,039,201 versus $1,267,649 for the same period in 2002. The current year expenditures primarily represent investments in injection molding equipment to improve the capabilities of the Company's Puerto Rico subsidiary and investments in molds used in the production of new products sourced in the Far East. During the first half of 2002, the Company made investments in its Puerto Rico factory that enhanced manufacturing capabilities.

The Company's cash flows from financing activities for the six months ended June 30, 2003 reflect the repurchase of common shares as treasury stock for $3,106,156, proceeds from employee stock option exercises, and increases and decreases in borrowings under its revolving credit facility and long-term mortgage facility to finance working capital requirements and other operating capital expenditures.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect the Company's business and financial results and cause actual results to differ materially from plans and projections. Although the Company and its management believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements contained herein, the inclusion of such information should not be regarded as a representation by the Company, its management or any other person that the Company's objectives and plans will be achieved. All forward-looking statements made herein are based on information presently available to the management of the

Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART 1 - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2002.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's management carried out an evaluation, with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

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

           None

Item 3.  Defaults Upon Senior Securities.

           None

Item 4.  Submission of Matters to a Vote of Security Holders.

           The 2003 Annual Meeting of Shareholders was held on May 20, 2003, and the following proposal was acted upon:

           Proposal: To elect three Class I Directors of the Company, each to serve for a two-year term expiring at the 2005 Annual Meeting of Shareholders


                                            Number of Shares Voted
                               ---------------------------------------------------
                                                    WITHHELD
                               FOR                 AUTHORITY             TOTAL

Mike Brooks                    3,272,332             532,850             3,805,182

Glenn E. Corlett               3,804,092               1,090             3,805,182

James L. Stewart               3,574,257             230,925             3,805,182

Item 5.  Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.


           (a)       Exhibits.
                     31.1      Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2      Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1      Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2      Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)       Reports on Form 8-K.

                     1)   Form 8-K dated April 15, 2003, filed with the Securities and Exchange Commission on April 30, 2003 pursuant to Items 2 and 7, concerning the Company's purchase of certain assets from Gates-Mills, Inc.

                     2)   Form 8-K dated April 23, 2003, filed with the Securities and Exchange Commission on April 24, 2003 pursuant to Item 12 (under Item 9), regarding the Company's financial results for the first quarter ended March 31, 2003.

                     3)   Form 8-K/A filed with the Securities and Exchange Commission on June 27, 2003 which amended Item 7 of the Current Report on Form 8-K dated April 15, 2003 to include financial statements that were not available at the time of filing the
                          Form 8-K.

                                   SIGNATURES




           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROCKY SHOES & BOOTS, INC.


Date:      August 14, 2003             /s/ James E. McDonald
                                   ---------------------------------------------
                                   James E. McDonald, Vice President and
                                   Chief Financial Officer*



In his capacity as Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.