Form 10-Q
period 2003-09-30
ROCKY SHOES & BOOTS INC
filed 2003-11-14
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


  For Quarter Ended                                    Commission File Number:
 SEPTEMBER 30, 2003                                            0-21026
 ------------------                                            -------

                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


         OHIO                                           31-1364046
         ----                                           ----------
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


     4,213,050 common shares, no par value, outstanding at November 13, 2003

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                                   PAGE
PART I.     FINANCIAL INFORMATION                                                                 NUMBER
     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             September 30, 2003 and 2002 (Unaudited) and December 31, 2002                          3

             Unaudited Condensed Consolidated Statements of Income
             For the Three Months and Nine Months Ended September 30, 2003 and 2002                 4

             Unaudited Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2003 and 2002                                  5

             Notes to Interim Unaudited Condensed Consolidated Financial Statements               6 - 10

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                          11 - 15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                            15

     Item 4. Controls and Procedures                                                               15

PART II.    OTHER INFORMATION

     Item 1. Legal Proceedings                                                                     16

     Item 2. Changes in Securities and Use of Proceeds                                             16

     Item 3. Defaults Upon Senior Securities                                                       16

     Item 4. Submission of Matters to a Vote of Security Holders                                   16

     Item 5. Other Information                                                                     16

     Item 6. Exhibits and Reports on Form 8-K                                                      16

SIGNATURE                                                                                          17

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30, 2003  December 31, 2002    September 30, 2002
                                                                 (Unaudited)                              (Unaudited)
                                                              ------------------  -----------------    ------------------
ASSETS:

CURRENT ASSETS:
      Cash and cash equivalents                                 $   1,374,062       $   4,276,722       $   1,893,242
      Trade receivables - net                                      39,806,328          15,282,618          29,104,380
      Other receivables                                               822,451           1,173,714           1,747,279
      Inventories                                                  42,216,415          23,181,989          30,253,309
      Deferred income taxes                                           578,951             584,511             615,609
      Prepaid expenses                                              1,633,904           1,267,097           1,321,298
                                                                -------------       -------------       -------------
           Total current assets                                    86,432,111          45,766,651          64,935,117

FIXED ASSETS - net                                                 17,953,270          19,049,287          19,212,820

DEFERRED PENSION ASSET                                              1,651,222           1,651,222           2,493,590

DEFERRED INCOME TAXES                                                 153,495             153,495             295,784

OTHER ASSETS                                                        3,704,879           1,796,359           2,230,565
                                                                -------------       -------------       -------------

TOTAL ASSETS                                                    $ 109,894,977       $  68,417,014       $  89,167,876
                                                                =============       =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
      Accounts payable                                          $   7,775,924       $   1,642,306       $   4,068,998
      Current maturities - long term debt                             497,005             486,161             484,200
      Accrued taxes - other                                           377,883             346,168             457,225
      Accrued salaries and wages                                    1,992,671             807,611           1,029,411
      Accrued plant closing costs                                     210,000             210,000             270,499
      Accrued other                                                 2,442,185             523,118           1,257,086
                                                                -------------       -------------       -------------
           Total current liabilities                               13,295,668           4,015,364           7,567,419

LONG TERM DEBT-less current maturities                             40,780,812          10,488,388          29,055,129

DEFERRED LIABILITIES                                                1,954,277           1,520,338             152,500
                                                                -------------       -------------       -------------
TOTAL LIABILITIES                                                  56,030,757          16,024,090          36,775,048

SHAREHOLDERS' EQUITY:

Common stock, no par value;
      10,000,000 shares authorized; issued and outstanding
      September 30, 2003 - 4,126,930: December 31, 2002-
      4,492,215; September 30, 2002 - 4,505,465                    32,819,489          35,289,038          35,373,578
Accumulated other comprehensive loss                               (2,311,749)         (2,311,749)           (831,161)
Retained earnings                                                  23,356,480          19,415,635          17,850,411
                                                                -------------       -------------       -------------
           Total shareholders' equity                              53,864,220          52,392,924          52,392,828
                                                                -------------       -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 109,894,977       $  68,417,014       $  89,167,876
                                                                =============       =============       =============



See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       Three Months Ended                      Nine Months Ended
                                          September 30,                           September 30,
                                     2003               2002               2003               2002
                                  ------------       ------------       ------------       ------------
NET SALES                         $ 41,349,824       $ 30,453,543       $ 76,967,913       $ 63,397,202

COST OF GOODS SOLD                  28,264,032         21,601,185         53,681,609         47,266,558
                                  ------------       ------------       ------------       ------------
GROSS MARGIN                        13,085,792          8,852,358         23,286,304         16,130,644

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES         7,628,958          5,119,050         16,823,883         13,535,584
                                  ------------       ------------       ------------       ------------
INCOME FROM OPERATIONS               5,456,834          3,733,308          6,462,421          2,595,060

OTHER INCOME AND (EXPENSES):
     Interest expense                 (437,241)          (422,366)          (946,859)        (1,038,434)
     Other - net                       (18,744)           102,168            161,359            269,197
                                  ------------       ------------       ------------       ------------
          Total other - net           (455,985)          (320,198)          (785,500)          (769,237)
                                  ------------       ------------       ------------       ------------
INCOME BEFORE INCOME
     TAXES                           5,000,849          3,413,110          5,676,921          1,825,823

INCOME TAX EXPENSE                   1,533,254          1,024,933          1,736,076            547,747
                                  ------------       ------------       ------------       ------------
NET INCOME                        $  3,467,595       $  2,388,177       $  3,940,845       $  1,278,076
                                  ============       ============       ============       ============
NET INCOME PER SHARE
     Basic                        $       0.84       $       0.53       $       0.94       $       0.28
                                  ============       ============       ============       ============
     Diluted                      $       0.77       $       0.52       $       0.88       $       0.28
                                  ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING
     Basic                           4,109,147          4,505,465          4,178,942          4,500,675
                                  ============       ============       ============       ============
     Diluted                         4,512,886          4,555,208          4,459,783          4,613,994
                                  ============       ============       ============       ============







See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Nine Months Ended September 30,
                                                        2003               2002
                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  3,940,845       $  1,278,076
Adjustments to reconcile net income to net
     cash used in operating  activities:
     Depreciation and amortization                     2,674,593          3,073,782
     Deferred income taxes and liabilities               439,499         (1,791,524)
     Loss on sale of fixed assets                          8,743              9,583

Change in assets and liabilities:
     Receivables                                     (24,172,447)       (13,535,061)
     Inventories                                     (16,994,356)        (2,539,645)
     Prepaid expenses                                   (366,807)          (268,106)
     Other assets                                        136,614           (109,325)
     Accounts payable                                  5,364,170          2,495,946
     Accrued and other liabilities                     3,135,842           (344,295)
                                                    ------------       ------------
        Net cash used in operating  activities       (25,833,304)       (11,730,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                              (1,444,034)        (1,509,457)
Acquisition of business                               (3,510,070)
Proceeds from sale of fixed assets                        51,029             12,750
                                                    ------------       ------------
     Net cash used in investing activities            (4,903,075)        (1,496,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                          86,558,753         64,882,869
Payments on long term debt                           (56,255,485)       (52,788,705)
Purchase of treasury stock                            (3,106,156)
Proceeds from exercise of stock options                  636,607             71,419
                                                    ------------       ------------
     Net cash provided by financing activities        27,833,719         12,165,583
                                                    ------------       ------------
DECREASE IN CASH AND CASH
EQUIVALENTS                                           (2,902,660)        (1,061,693)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                    4,276,722          2,954,935
                                                    ------------       ------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                       $  1,374,062       $  1,893,242
                                                    ============       ============







See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

        NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

1.      INTERIM FINANCIAL REPORTING

        In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for the year ended December 31, 2002.

        Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

        The Company accounts for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and income per share would have resulted in the amounts as reported below.

                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                              2003             2002               2003              2002
                                           -----------      -----------        -----------         ---------
Net income as reported                     $ 3,467,595      $ 2,388,177        $ 3,940,845       $ 1,278,076

Deduct:  Stock based employee
   compensation expense
   determined under fair value
   based method for all awards, net                                                333,640           405,853
                                           -----------      -----------        -----------       -----------
Pro forma net income                       $ 3,467,595      $ 2,388,177        $ 3,607,205       $   872,223
                                           ===========      ===========        ===========       ===========
Earnings per share:
      Basic - as reported                  $      0.84      $      0.53        $      0.94       $      0.28
      Basic - pro forma                    $      0.84      $      0.53        $      0.86       $      0.19

      Diluted - as reported                $      0.77      $      0.52        $      0.88       $      0.28
      Diluted - pro forma                  $      0.77      $      0.52        $      0.82       $      0.19

        The pro forma amounts are not representative of the effects on reported net income for future years.

2.      INVENTORIES

        Inventories are comprised of the following:


                                   September 30,      December 31,       September 30,
                                       2003               2002               2002
                                   ------------       ------------       ------------
Raw materials                      $  5,424,458       $  3,535,884       $  4,855,657
Work-in-Process                         949,095            436,435          2,299,573
Finished goods                       34,486,579         18,301,351         21,527,293
Factory outlet finished goods         1,728,283          1,080,319          1,731,786
Reserve for obsolescence or
     lower of cost or market           (372,000)          (172,000)          (161,000)
                                   ------------       ------------       ------------
Total                              $ 42,216,415       $ 23,181,989       $ 30,253,309
                                   ============       ============       ============

3.       SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and Federal, state and local income taxes was as follows:

                                                                 Nine Months Ended
                                                                   September 30,
                                                             2003                 2002
                                                             ----                 ----
        Interest                                          $  937,343          $ 1,015,141
                                                          ==========          ===========
        Federal, state and local
            income taxes - net                            $   90,000          $    75,000
                                                          ==========          ===========

        Accounts payable at September 30, 2003 and December 31, 2002 include a total of $177,276 and $34,198, respectively, relating to the purchase of fixed assets and $594,865 and $0, respectively, related to the additional goodwill accrued in the Gates(R) asset acquisition.

4.      PER SHARE INFORMATION

        Basic earnings per share (EPS) is computed by dividing net income applicable to common shareholders by the basic weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

        A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and nine months ended September 30, 2003 and 2002 is as follows:


                               Three Months Ended             Nine Months Ended
                                   September 30,                 September 30,
                                2003           2002           2003           2002
                              ---------      ---------      ---------      ---------
Basic weighted average
     shares outstanding       4,109,147      4,505,465      4,178,942      4,500,675

Diluted securities:
     Stock options              403,739         49,743        280,841        113,319
                              ---------      ---------      ---------      ---------

Diluted weighted average
     shares outstanding       4,512,886      4,555,208      4,459,783      4,613,994
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

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for arrangements entered into after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations or financial condition.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements, none of which appear to apply to the Company at this time, are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of FIN 46 have been adopted and based upon a review of such provisions it has been determined that there are no variable interest entities which would require consolidation or disclosure at this time. Many proposed FASB Staff Positions ("FSP"s) have been issued related to FIN 46 since FIN 46 was first issued in January 2003. Specifically, FSP FIN 46-6 delays the effective date to the period ending after December 15, 2003 if certain conditions are met.

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

6.      ACQUISITION

        On April 15, 2003, the Company completed the purchase of certain assets from Gates-Mills, Inc. ("Gates"). Under the terms of the purchase agreement, Rocky acquired all of the intellectual property of Gates, including ownership of the Gates(R) trademark, selected raw material and finished goods inventory, and certain records in connection with the Gates business in exchange for $3,510,070 plus a deferred purchase price if sales by the Company related to the Gates product line from the date of purchase through December 31, 2003 reach certain performance targets. The Company has accrued an additional $594,865 as additional goodwill because net sales of the product line through September 30, 2003 have exceeded the performance targets established for all of 2003. The Company has filed the financial statements and the pro-forma financial information required by the Regulation S-X Article 3.05 and Article 11.01. Final allocation of the purchase price has not been determined; however, it will be based on an independent appraisal of the fair value of the assets acquired.

7.      CAPITAL STOCK

        The Company is authorized to repurchase up to 500,000 shares of its outstanding common shares through December 31, 2003. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. As of September 30, 2003, the Company had purchased a total of 499,933 shares at an average price of $6.38.

        For the nine months ended September 30, 2003, options for 121,398 of the Company's common stock were exercised at an average price of $5.24.

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

                                      PERCENTAGE OF NET SALES
                             Three Months Ended       Nine Months Ended
                               September 30,              September 30,
                             2003         2002         2003         2002
                            ------       ------       ------       ------
Net Sales                    100.0%       100.0%       100.0%       100.0%
Cost of Goods Sold            68.4%        70.9%        69.7%        74.6%
                            ------       ------       ------       ------
Gross Margin                  31.6%        29.1%        30.3%        25.4%
SG&A expenses                 18.4%        16.8%        21.9%        21.4%
                            ------       ------       ------       ------
Income from Operations        13.2%        12.3%         8.4%         4.0%
                            ======       ======       ======       ======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales

Net sales increased $10,896,281, or 35.8%, to $41,349,824 for the quarter ended September 30, 2003 compared to $30,453,543 for the same period a year ago. The increase reflects improved performance within each sales category. Most notable were an increase within ROCKY(R) branded footwear sales of 20.7% (approximately $5,200,000) and $5,415,173 net sales of the recently acquired of GATES(R) brand. Net sales of ROCKY(R) Outdoor Gear more than doubled compared to the third quarter 2002. A portion of the sales increase was due to slightly higher prices on certain branded products principally due to raw material price increases.

Gross Margin

Gross margin improved to a record 31.6% of net sales, or $13,085,792, for the third quarter 2003 compared with 29.1%, or $8,852,358, for the same period last year. The principal factor contributing to the record gross profit margin was an increase in sourced products, which were 73.2% of net sales for the third quarter 2003 versus 57.8% for the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $7,628,958, or 18.4% of net sales, for the three months ended September 30, 2003 versus $5,119,050, or 16.8% of net sales, the prior year. The increase was primarily attributable to higher incentive compensation accruals due to increased profits, higher commissions paid as a result of the increase in net sales, and costs to develop and launch recent product introductions.

Income from Operations

The above factors contributed to the increase in income from operations to $5,456,834 or 13.2% of net sales for the third quarter from $3,733,308 or 12.3% a year ago. Consistent with the increase in income from operations, net income increased $1,079,418 over the corresponding period in the prior year.

Interest Expense

Interest expense increased $14,875, or 3.5%, to $437,241 in the quarter ended September 30, 2003 compared to $422,366 the prior year. Increased borrowing for the quarter used to finance expanded operations and inventory purchases was partially offset by lower interest rates during third quarter 2003.

Income Taxes

Income taxes increased to $1,533,254 for the three months ended September 30, 2003 compared to $1,024,933 for the same period a year ago. The Company's effective tax rate was 30.7% for the three months ended September 30, 2003 compared with 30.0% for the same period last year. This reflects increased sales of sourced products which do not benefit from the favorable tax rates for the Company's operations in Puerto Rico and the Dominican Republic.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales

Net sales for the nine months ended September 30, 2003 was a record for the year-to-date period. Net sales increased 21.4% to $76,967,913 for the nine months ended September 30, 2003 compared with $63,397,202 for the same period last year. This was due to solid increases in ROCKY(R) branded product sales, net sales of $7,626,970 for the recently acquired GATES(R) brand, and increased sales of ROCKY(R) Outdoor Gear versus a year ago. During the first nine months of 2003, the Company had no military sales versus $6,432,805 during the same period last year. A portion of the sales increase was due to slightly higher prices on certain branded products principally due to raw material price increases.

Gross Margin

Gross margin rose to $23,286,304 or 30.3% of net sales for the first nine months of 2003 versus $16,130,644 or 25.4% for the same period a year ago. The increase in sourced product sales to 66.0% of net sales for the nine months ended September 30, 2003 from 47.0% for the same period last year and no sales to the U.S. military in 2003 were the primary contributing factors to the improvement.

Selling, General and Administrative Expenses

SG&A expenses of $16,823,883 for the nine months ended September 30, 2003 were 21.9% of net sales versus $13,535,584 or 21.4% of net sales the prior year. The higher SG&A expenses for the 2003 year-to-date period are primarily attributable to higher incentive compensation accruals due to increased profits and higher commissions paid related to the increase in net sales.

Interest Expense

Interest expense for the nine months ended September 30, 2003 decreased $91,575 or 8.8% to $946,859 versus $1,038,434 for the same period a year ago. Interest rates through September 30, 2003 were lower than for the same period last year. Increased borrowing to finance expanded operations and purchases partially offset the interest rate reductions.

Income from Operations

The above factors contributed to the increase in income from operations, which more than doubled to 8.4% of net sales for the nine months ended September 30, 2003 from 4.1% of net sales for the same period last year. Consistent with the increase in income from operations, net income increased $2,662,769 over the corresponding period in the prior year.

Income Taxes

Income taxes for the nine months ended September 30, 2003 increased $1,188,329 to $1,736,076 compared to $547,747 for the same period a year ago. The Company's effective tax rate was 30.6% for the nine months ended September 30, 2003 versus 30.0% for the same period in 2002. This reflects increased sales of sourced products which do not benefit from the favorable tax rates for the Company's operations in Puerto Rico and the Dominican Republic.

Liquidity and Capital Resources

The Company has principally funded working capital requirements and capital expenditures through borrowings under its line of credit and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory because of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. In addition, the Company requires financing to support additions to machinery, equipment and facilities as well as the introduction of new styles of footwear, clothing and accessories. At September 30, 2003, the Company had working capital of $73,136,443 versus $57,367,698 on the same date last year and $41,751,287 at December 31, 2002.

Funded debt was $41,277,817 at September 30, 2003 compared with $29,539,329 on the same date last year. Historically, the Company's funded debt is highest at the end of the third quarter due to significant shipments during the quarter for the fall and winter seasons. The increase in funded debt at September 30, 2003 compared to last year was principally due to borrowings for the purchase of certain assets of Gates(R) and the Company's share repurchase program earlier this year, as well as additional inventory to support sales growth.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $45,000,000. As a result of the limitations on its maximum borrowing amount at September 30, 2003, the Company had borrowed $35,667,731 against its then currently available line of credit of $43,117,936.

The Company's cash flow used in operations increased to $25,833,304 in the first nine months of 2003 from $11,730,569 for the same period in the prior year. The period-over-period comparison reflects increases in accounts receivable and inventories which was partially offset by the increase in net income and accounts payable. All of the respective balance sheet fluctuations reflect the seasonal nature of the Company's business, the increased sales and bookings for the current year, the increase in sales of sourced product and the Gates(R) asset acquisition.

The principal use of cash flows in investing activities for the first nine months of 2003 and 2002 has been for business acquisition and investment in property, plant, and equipment. In the nine months of 2003 the Company invested $4,104,935 to acquire certain assets of Gates(R); there were no comparable investments for the same period in 2002. In the first nine months of 2003, property, plant, and equipment expenditures were $1,444,034 versus $1,509,457 for the same period in 2002. The current year expenditures primarily represent investments in injection molding equipment to improve the capabilities of the Company's Puerto Rico subsidiary and investments in molds used in the production of new products sourced in the Far East.

The Company's cash flows from financing activities for the nine months ended September 30, 2003 reflect the repurchase of common shares as treasury stock for $3,106,156, proceeds from employee stock option exercises, and fluctuations in borrowings under its revolving credit facility and long-term mortgage facility to finance working capital requirements and other operating capital expenditures.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. Investors are cautioned that such statements involve risks and uncertainties, including, but not limited to, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retailing trends, reliance on foreign manufacturing, changes in tax rates, limited protection of proprietary technology, and other risks, uncertainties and factors described in the Company's most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect the Company's business and financial results and cause actual results to differ materially from plans and projections. Although the Company and its management believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements contained herein, the inclusion of such information should not be regarded as a representation by the Company, its management or any other person that the Company's objectives and plans will be achieved. All forward-looking statements made herein are based on information presently available to the management of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

          (b)     Reports on Form 8-K.

                  Form 8-K dated July 24, 2003, filed with the Securities and Exchange Commission on July 24, 2003 pursuant to Item 12 (under Item 9), regarding the Company's financial results for the second quarter ended June 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ROCKY SHOES & BOOTS, INC.


Date:    November 14, 2003        /s/ James E. McDonald
                                  --------------------------------------
                                  James E. McDonald, Vice President and
                                  Chief Financial Officer*



*        In his capacity as Vice President and Chief Financial Officer, Mr.
         McDonald is duly authorized to sign this report on behalf of the Registrant.