Form 10-K
period 2003-12-31
ROCKY SHOES & BOOTS INC
filed 2004-03-30
CIK 895456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $33,070,259 on June 30, 2003.

         There were 4,496,976 shares of the Registrant's Common Stock outstanding on March 15, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

                                     PART I

ITEM 1. BUSINESS.

         Rocky Shoes & Boots, Inc. has three subsidiaries: Five Star Enterprises Ltd. ("Five Star"), a Cayman Islands corporation, which operates a manufacturing facility in La Vega, Dominican Republic; Lifestyle Footwear, Inc. ("Lifestyle"), a Delaware corporation, which operates a manufacturing facility in Moca, Puerto Rico; and Rocky Canada, Inc, an Ontario corporation, a sales and distribution operation in Waterloo, Ontario. Unless the context otherwise requires, all references to "Rocky" or the "Company" include Rocky Shoes & Boots, Inc. and its subsidiaries.

OVERVIEW

         The Company is the successor to the business of The Wm. Brooks Shoe Company, a company established in 1932 by William Brooks, who was later joined by F. M. Brooks, the grandfather of the Company's current Chairman, President and Chief Executive Officer, Mike Brooks. The business was sold in 1959 to a company headquartered in Lancaster, Ohio. John W. Brooks, the father of Mike Brooks, remained as an employee of the business when it was sold. In 1975, John
W. Brooks formed John W. Brooks, Inc. (later known as Rocky Shoes & Boots Co. ("Rocky Co.")) as an Ohio corporation, reacquired the Nelsonville, Ohio operating assets of the original company and moved the business's principal executive offices back to Nelsonville, Ohio. In 1993, the Company, Rocky Co., Lifestyle and Five Star were parties to a reorganization, and in 1996, Rocky Co. was merged with and into the Company, and in 2003 Rocky Canada, Inc. was established resulting in the Company's present corporate structure. In April 2003, the company acquired certain assets of Gates-Mills, Inc., including the Gates brand name.

         In the past, the Company has benefited from a relatively low effective tax rate. Rocky and Lifestyle are subject to U.S. Federal income taxes. Five Star is incorporated in the Cayman Islands and conducts its operations in a "free trade zone" in the Dominican Republic and, accordingly, is currently not subject to Cayman Islands or Dominican Republic income taxes. In 2003, as a result of the formation of Rocky Canada, Inc., the Company is now subject to Canadian income tax. As of December 31, 2003, a provision has not been made for U.S. taxes on the accumulated undistributed earnings of Five Star through December 31, 2003 of approximately $8,180,000 that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings of Five Star in operations and facilities outside of the United States.

         The Company operates in one financial reporting segment, footwear and related apparel and accessories. Financial information, including revenues, pre-tax income, and assets are included in the consolidated financial statements.

         ROCKY(R) and GATES(R) are federally registered trademarks of Rocky Shoes & Boots, Inc. This report also refers to trademarks of corporations other than the Company. See "Business - Patents, Trademarks and Trade Names."

STRATEGY

         The Company's objective is to design, supply and market innovative, high performance, branded footwear and related apparel and accessories that enhance shareholder value while improving the quality of life of our employees, customers and the communities in which we operate. Key elements of the Company's strategy are as follows:

         Leverage the ROCKY Brand. The Company believes the ROCKY brand has become a recognizable and established name for performance and quality conscious consumers in the rugged outdoor and occupational segments of the men's footwear market. The Company intends to continue leveraging ROCKY with emphasis on the occupational shoe market, including recent product introductions into the western work boot segment of the occupational market, and complementary outdoor apparel and accessories in an effort to extend the brand.

         Build customer and consumer relationships. The Company believes it can improve customer and consumer relationships through innovative sales and marketing methods. These enhanced relationships will enable the Company to better understand and satisfy its customers' and consumers' needs.

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

         Expand Product Sourcing. The Company's sourced products represented approximately 66% of net sales in 2003. The Company sources products which are manufactured to its specifications from independent manufacturers in the Far East. This enables the Company to offer product for sale at price points that cannot generally be achieved with products manufactured in its own plants in Puerto Rico and the Dominican Republic.

PRODUCT LINES

         The Company's product lines consist of rugged outdoor, occupational, military and casual footwear and outdoor apparel and Gates. ROCKY branded products emphasize quality, patented materials, such as GORE-TEX waterproof breathable fabric, CORDURA nylon fabric, CAMBRELLE cushioned lining and THINSULATE thermal insulation. The following table summarizes the Company's product lines:

                                                          SUGGESTED
                                                            RETAIL
 PRODUCT LINE                 TARGET MARKET                  PRICE                    DISTRIBUTION CHANNELS
---------------    -----------------------------------    ---------    --------------------------------------------------
RUGGED OUTDOOR     Hunters and outdoorsmen                  $59 -      Sporting goods stores, outdoor specialty stores,
                                                            $ 259      mail order catalogs, independent retail stores and
                                                                       mass merchandisers

 OCCUPATIONAL      Law enforcement and military             $69 -      Retail uniform stores, mail order catalogs,
                   personnel, security  guards, postal      $ 179      specialty safety stores
                   workers, paramedics, industrial
                   workers and construction workers

   MILITARY        U. S. Government                          NA        U.S. government supply chain

    CASUAL         Retail customers of premium casual       $69 -      Independent retail stores, sporting goods stores,
                   wear                                     $ 189      mail order catalogs and sporting goods stores

OUTDOOR APPAREL    Hunters and outdoorsmen                $7 - $200    Sporting goods stores, outdoor specialty stores,
                                                                       mail order catalogs, independent retail stores and
                                                                       mass merchandisers

     GATES         Skiers, hunters and outdoorsmen and    $7 - $70     Sporting goods stores, outdoor specialty stores,
                   retail customers of premium casual                  mail order catalogs, independent retail stores and
                   wear                                                mass merchandisers

         Rugged Outdoor Footwear. Rugged outdoor footwear is the Company's largest product line, representing $48.1 million, or 45.3%, of Fiscal 2003 net sales. The Company's rugged outdoor footwear line consists of all season sport/hunting boots that are typically waterproof and insulated and a line of rubber footwear. These products are designed to keep outdoorsmen comfortable in extreme conditions. Most of the Company's rugged outdoor footwear styles have outsoles which are designed to provide excellent cushioning and traction. Although Rocky's rugged outdoor footwear is regularly updated to incorporate new camouflage patterns, the Company believes its products in this category are relatively insensitive to changing fashion trends.

         Occupational Footwear. Occupational footwear, the Company's second largest product line, represented $34.6 million, or 32.6%, of Fiscal 2003 net sales. All occupational footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable and are typically worn by people who are required to spend a majority of their time at work on their feet. This product category includes work/steel toe footwear designed for industrial, construction and manufacturing workers who demand leather work boots that are durable, flexible and comfortable and black duty footwear sold to security guards and law enforcement agents.

         Military Footwear. Sales of military footwear were $0.4 million in Fiscal 2003, accounting for 0.4% of net sales. These sales are part of a $6.1 million contract awarded the Company in September 2003. The remaining $5.7 million of boots are expected to ship by the end of April 2004.

         Casual Footwear. Sales of the Company's casual footwear were $2.5 million in Fiscal 2003, accounting for 2.4% of net sales. The Company's casual products target the upscale segment of the market and include well-styled, comfortable leather shoes of a variety of constructions, including traditional handsewn. Most of the Company's footwear in this segment is waterproof and highly functional for outdoor activity. The Company reduced its emphasis on the casual footwear segment beginning in Fiscal 2000. While continuing to offer high performance rugged casual footwear, the Company's emphasis is on marketing this line through its traditional dealer base.

         Outdoor Apparel. In 2002 the Company began marketing outdoor gear consisting of hunting apparel, socks and accessories. Sales of the Company's outdoor gear were $4.5 million in Fiscal 2003, accounting for 4.2% of net sales. Outdoor gear is currently marketed through the Company's rugged outdoor footwear channels and is designed to leverage the Company's reputation within this product line by offering products directly complementary to the needs of hunters and outdoorsmen.

         Gates. In April 2003 the Company acquired certain assets of Gates-Mills, Inc., including the Gates brand name. Sales of Gates branded products were $10.2 million in Fiscal 2003, accounting for 9.6% of net sales. Gates branded products are primarily hunting, ski and dress gloves.

         Factory outlet stores. During 2003 the Company operated factory outlet stores in Nelsonville, Ohio and Edgefield, South Carolina. The Edgefield, South Carolina store was opened in August 2002. Products principally include first quality products, factory damaged goods and close-outs from the Company and Rocky licensed products. In addition, related products from other manufacturers are sold in the stores. For Fiscal 2003, net sales for factory outlet stores were $4.6 million, or 4.3% of the Company's total net sales.

         Other. The Company manufactures and/or markets a variety of accessories, including innersole support systems, foot warmers, laces and foot powder. Sales of other products were $1.3 million in Fiscal 2003, accounting for 1.2% of net sales.

Net Sales Composition. The following table indicates the percentage of net sales derived from each major product line and the factory outlet stores for the periods indicated. Historical percentages may not be indicative of the Company's future product mix.

                               FISCAL        FISCAL      FISCAL
                                2003          2002        2001
                              ---------    ---------    ---------
Rugged outdoor ..........          45.3%        46.7%        54.7%
Occupational ............          32.6         33.3         26.2
Military ................            .4          7.2          8.7
Casual ..................           2.4          2.6          4.3
Outdoor apparel .........           4.2          3.1            -
Gates ...................           9.6            -            -
Factory outlet stores ...           4.3          4.6          4.6
Other ...................           1.2          2.5          1.5
                              ---------    ---------    ---------
                                  100.0%       100.0%       100.0%
                              =========    =========    =========

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

SALES, MARKETING AND ADVERTISING

         The Company has developed comprehensive marketing and advertising programs to gain national exposure and create brand awareness for the ROCKY and GATES branded products in targeted markets. By creating strong brand awareness, the Company seeks to increase the general level of retail demand for its products, expand the customer base and increase brand loyalty. The Company's footwear and apparel is sold by more than 3,000 retail and mail order companies in the United States and Canada. No single customer accounted for more than 10% of the Company's revenues in Fiscal 2003. The Company believes the loss of any single customer would not have a material adverse effect on the Company's financial position.

         The Company's sales and marketing personnel are responsible for developing and implementing all aspects of advertising and promotion of the Company's products. In addition, the Company maintains a network of sales representatives who sell the Company's products throughout the United States and Canada. These representatives are either independent representatives who carried ROCKY and GATES branded products as well as other non-competing products or company employees who carry the ROCKY and GATES branded products exclusively.

         The Company advertises and promotes its brands through a variety of methods, including product packaging, national print and television advertising and a telemarketing operation. In addition, the Company attends numerous tradeshows, which have historically been an important source of new orders, and also works to establish the ROCKY and GATES brands within the trade industry. The Company's marketing personnel have developed a product list, product catalog and dealer support system which includes attractive point-of-sale displays and co-op advertising programs.

         The Company believes its long-term reputation for quality has increased awareness of the ROCKY and GATES brands. To further increase the strength of its brands, the Company has targeted the majority of its advertising efforts toward consumers. A key component of this strategy includes advertising through cost-effective cable broadcasts and national print publications aimed at audiences which share the demographic profile of the Company's typical customers. The Company's print advertisements and television commercials emphasize the waterproof nature of the Company's products as well as its high quality, comfort, functionality and durability. Management believes that by continuing to target consumers, the ROCKY and GATES brands will become more recognizable and establish the Company as an overall leader in the industry leading to greater retail demand for the product.

MANUFACTURING AND SOURCING

         The Company's manufactures footwear in the Company's facilities located in the Dominican Republic and Puerto Rico, and sources footwear, apparel and accessories from factories in the Far East.

         In September 2001, the Board of Directors approved a plan to consolidate and realign the Company's footwear manufacturing operations. Under this plan, the Company moved the footwear manufacturing operations at the Nelsonville, Ohio factory to the Company's factory in Puerto Rico. The restructuring plan was completed in the fourth quarter of 2001.

         Approximately 34% of the Company's fiscal 2003 net sales were attributable to products produced in its own facilities in the Dominican Republic and Puerto Rico. The Company also sources products from manufacturers in the Far East, which accounted for approximately 66% of net sales in Fiscal 2003. A greater portion of the Company's products may be sourced in the future since the Company can generally achieve higher initial gross margins on sourced products. The Company sources products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with the ROCKY and GATES brands.

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

         The Company's products are distributed nationwide and in Canada from the Company's finished goods distribution facilities located near Logan, Ohio and Waterloo, Ontario.

SUPPLIERS

         The Company purchases raw materials from a number of domestic and foreign sources. The Company does not have any long-term supply contracts for the purchase of its raw materials, except for limited blanket orders on leather to protect wholesale selling prices for an extended period of time. The principal raw materials used in the production of the Company's products, in terms of dollar value, are leather, GORE-TEX waterproof breathable fabric, CORDURA nylon fabric and soling materials. The Company believes that these materials will continue to be available from its current suppliers and, with the possible exception of GORE-TEX waterproof breathable fabric, there are acceptable alternatives to these suppliers and materials.

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

         Many of the Company's products, particularly its rugged outdoor footwear and outdoor apparel lines, are used by consumers in cold or wet weather. Mild or dry weather conditions can have a material adverse effect on sales of the Company's products, particularly if they occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future quarter or year.

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

BACKLOG

         At December 31, 2003, backlog was $11.4 million, including approximately $5.7 million related to a military contract. At December 31, 2002, backlog was $4.4 million and included no backlog related to a military contract. Because a majority of the Company's orders are placed in January through April for delivery in July through October, the Company's backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on the Company's backlog and, therefore, the Company's backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by customers prior to shipment without penalty.

PATENTS, TRADEMARKS AND TRADE NAMES

         The Company owns numerous United States design and utility patents for footwear. The Company is not aware of any infringement of its patents or that it is infringing any patents owned by third parties.

         The Company owns United States federal registrations for its marks ROCKY(R), ROCKY BOOTS and Design(R) (which claims a ram's head Design as part of the mark), ROCKY and Design(R) (which claim a ram's head Design as part of the mark), ROCKY and Design(R) (which claims a mountain range and ram's head inside a triangle), ADIRONDACK COLLECTION(R), ALPHA FORCE(R), AOG(R), AQUA GUARD(R), BEAR CLAW(R), CAMO-TEK(R), CORNSTALKERS(R), FIRSTMED(R), GATES(R), GATES GLOVES(R), GATES LIGHT (Stylized)(R), GATES ULTRA LITE(R), LONGBEARD(R), PROHUNTER(R), ROCKY and Design(R) for cigars, ROCKY ELIMINATOR(R), ROCKY 911 SERIES and Design(R), SAWBLADE(R), SILENTHUNTER(R), SNOW STALKER(R), STALKERS(R), TACoTEAM(R), TRIAD(R) and WILD WOLF(R). Additional mark variations for ROCKY(TM) and Design (which claims a ram's head Design as part of the mark), BIG MOUNTAIN(TM), G and Design(TM), GATES(TM), GATES SMART GLOVE(TM), PRO-HIKER(TM), and SMART GLOVE BY GATES(R) are the subject of pending United States federal applications for registration. In addition, the Company uses and has common law rights in the marks ROCKY(R) MOUNTAIN STALKERS(R), and other ROCKY(R) marks. During 1994, the Company began to increase distribution of its goods in several countries, including countries in Western Europe, Canada and Japan. The Company has applied for trademark registration of its ROCKY(R) mark in a number of foreign countries.

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

EMPLOYEES

         At December 31, 2003, the Company had approximately 1,010 full-time employees and 16 part-time employees. Approximately 864 of these full-time employees are in the Dominican Republic and Puerto Rico. The Company has approximately 738 employees engaged in production and the balance in managerial and administrative positions. Management considers its relations with all of its employees to be good. The collective bargaining agreement between the Company and the Union of Needletrades, Industrial and Textile Employees ("UNITE") was cancelled with the closing of the Company's Nelsonville, Ohio manufacturing facility in November, 2001.

BUSINESS RISKS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for Fiscal 2004 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

         Impact of Weather. Many of the Company's products, particularly its rugged outdoor footwear and apparel lines, are used primarily in cold or wet weather. Mild or dry weather has in the past and may in the future have a material adverse effect on sales of the Company's products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future period. See "Business -- Seasonality and Weather."

         Competition. The footwear and apparel industries are intensely competitive, and the Company expects competition to increase in the future. Many of the Company's competitors have greater financial, distribution and marketing resources than the Company. The Company's ability to succeed depends on its ability to remain competitive with respect to the quality, design, price and timely delivery of products. Competition could materially adversely affect the Company's business, financial condition and results of operations. See "Business -- Competition."

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

         Reliance on Key Personnel. The development of the Company's business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman, President and Chief Executive Officer, David Sharp, Executive Vice President and Chief Operating Officer, and James McDonald, Vice President and Chief Financial Officer. Mr. Brooks has an at-will employment agreement with the Company. The employment agreement provides that in the event of termination of employment with the Company, he will receive a severance benefit and may not compete with the Company for a period of one year. The loss of the services of any of these officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

         Changes in Tax Rates. In past years, the Company's effective tax rate typically has been substantially below the United States federal statutory rates. The Company has paid minimal income taxes on income earned by its subsidiary in Puerto Rico due to tax credits afforded the Company under Section 936 of the Internal Revenue Code and local tax abatements. However, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company are capped beginning in 2002 and terminate in 2006. In addition, the Company's local tax abatements in Puerto Rico are scheduled to expire in 2004. The Company provided no U.S. income tax on the unrepatriated income generated by its subsidiary in the Dominican Republic. Consequently, no income taxes are provided on these cumulative earnings of approximately $8,180,000. During fourth quarter Fiscal 1996 through December 31, 1998, the Company elected to repatriate future earnings of its subsidiary in the Dominican Republic and provided taxes on the earnings during that period. In 1999, the Company elected not to repatriate all 1999 and future earnings of its subsidiary in the Dominican Republic.

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

         Concentration of Stock Ownership; Certain Corporate Governance Measures. The directors and executive officers of the Company beneficially own approximately 12.4% of the Company's outstanding Common Stock. As a result, these shareholders are able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. The Company has also adopted certain corporate governance measures which, individually or collectively, could delay or frustrate the removal of incumbent directors and could make a merger more difficult, tender offer or proxy contest involving the Company even if such events might be deemed by certain shareholders to be beneficial to the interest of the shareholders.

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

         The Company owns a 5,000 square foot office building in Nelsonville, Ohio, subject to a mortgage, which is currently under lease to an unrelated entity.

         The Company owns, subject to a mortgage, a 98,000 square foot distribution warehouse in Nelsonville, Ohio. This facility is currently under lease to an unrelated entity.

         The Company leases a 41,000 square foot facility in Nelsonville, Ohio, from the William Brooks Real Estate Company, which is 20% owned by Mike Brooks, Chairman and CEO of the Company. This building was used for manufacturing and presently houses additional outlet store retail space. A portion of the space not currently needed for the Company's use is under lease to unrelated entities. The lease with the William Brooks Real Estate Company expires in February 2005 with options for 1 year extensions and an option to purchase.

         Lifestyle leases two manufacturing facilities, one of which contains 44,978 square feet and the other which contains 39,581 square feet in Moca, Puerto Rico. These buildings are leased from the Puerto Rico Industrial Development Company under a net operating lease which expires in 2009.

         Five Star's manufacturing facility, consisting of three connected buildings and a stand-alone building, is located in a tax-free trade zone in the Dominican Republic. Five Star leases 82,000 square feet of this facility from the Dominican Republic Corporation for Industrial Development (the "DRCID") under a Consolidation of Lease Contract, dated as of February 1997, the term of which expires on June 1, 2004. Five Star leases an additional stand-alone 37,000 square foot building from the DRCID under a lease that expires March 1, 2008.

         The Company owns, subject to a mortgage, a finished goods distribution facility near Logan, Ohio. The building contains 192,000 square feet and is situated on 17.9 acres of land. The finished goods distribution facility became fully operational in the first quarter of 2000.

         Rocky Canada leases an approximately 5,000 square foot facility in Waterloo, Ontario, from Marshland Centre Limited. The facility is used for distribution of certain of the Company's products in Canada. The lease expires on July 31, 2006 with an option for a five-year extension.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION

         The Company's Common Stock trades on the NASDAQ National Market under the symbol "RCKY." The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by the NASDAQ National Market:

      QUARTER ENDED            HIGH          LOW
-------------------------    ---------    ---------
March 31, 2002 ..........    $    7.75    $    5.20
June 30, 2002 ...........    $    8.90    $    5.40
September 30, 2002 ......    $    6.30    $    4.18
December 31, 2002 .......    $    5.65    $    4.25
March 31, 2003 ..........    $    7.30    $    4.77
June 30, 2003 ...........    $    9.54    $    6.50
September 30, 2003 ......    $   11.72    $    9.10
December 31, 2003 .......    $   26.01    $   11.12

         On March 15, 2004, the last reported sales price of the Common Stock on the NASDAQ National Market was $22.79 per share. As of March 15, 2004, there were approximately 170 shareholders of record of the Common Stock.

         The Company presently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors. Presently, the Line of Credit restricts the payment of dividends on the Common Stock. At December 31, 2003, the Company had no retained earnings available for distribution.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except for per share data)

                                                     FIVE YEAR FINANCIAL SUMMARY
                                     ------------------------------------------------------------
                                     12/31/03     12/31/02     12/31/01     12/31/00     12/31/99
                                     --------     --------     --------     --------     --------
INCOME STATEMENT DATA

Net sales                            $106,165     $ 88,959     $103,320     $103,229     $ 98,781
Gross margin % of sales                  30.9%        26.3%        22.5%        23.8%        15.7%
Net income (loss)                    $  6,039     $  2,843     $  1,531     $     96     $ (5,130)

PER SHARE

Net income (loss):

      Basic                          $   1.44     $   0.63     $   0.34     $   0.02     $  (1.09)
      Diluted                        $   1.32     $   0.62     $   0.34     $   0.02     $  (1.09)

Weighted average number of common
 shares outstanding:

      Basic                             4,190        4,500        4,489        4,489        4,710
      Diluted                           4,561        4,590        4,549        4,493        4,710

BALANCE SHEET DATA

Inventories                          $ 38,068     $ 23,182     $ 27,714     $ 32,035     $ 32,573
Total assets                         $ 86,175     $ 68,417     $ 74,660     $ 86,051     $ 89,333
Working capital                      $ 54,210     $ 41,751     $ 44,267     $ 50,201     $ 48,468
Long-term debt, less current
   maturities                        $ 17,515     $ 10,488     $ 16,976     $ 26,445     $ 25,177
Shareholders' equity                 $ 58,385     $ 52,393     $ 51,043     $ 50,326     $ 50,229

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Management's Discussion and Analysis of Financial Condition and Result of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2003, and our capital resources and liquidity as of December 31, 2003 and 2002. Use of the terms "Rocky", "we", "us" and "our" in this discussion refer to Rocky Shoes & Boots, Inc. and subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

         The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and our consolidated financial statements and the notes thereto, all included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" below. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Rocky Shoes & Boots, Inc. and its subsidiaries ("Rocky" or the "Company").

         We have one reportable segment: the design, manufacture and distribution of high quality men's and women's footwear and related apparel and accessories. We sell our products primarily to large and small retailers throughout the United States of America and Canada.

2003 OVERVIEW

         The Company continued to implement its growth strategy in 2003 through key line extensions in apparel and footwear. This strategy was initially focused on leveraging the ROCKY brand from footwear to outdoor apparel and accessories. During 2003, the strategy was expanded to include the GATES brand, which was acquired in April 2003 along with certain assets of Gates-Mills, Inc.

         HIGHLIGHTS OF OUR 2003 FINANCIAL PERFORMANCE INCLUDE THE FOLLOWING:

             - Net sales, led by a 28% increase in branded sales, rose to $106.2 from $89.0 million in 2002.

             - The Company's gross profit margin increased 460 basis points to a record 30.9% of net sales for 2003 versus 26.3% the prior year.

             - Net income more than doubled in 2003 to $6.0 million from $2.8 million the prior year. Diluted earnings per common share were $1.32 in 2003 compared with $0.62 per share in 2002.

             - Capital expenditures were $2.2 million in 2003 compared to $2.3 million in 2002. A majority of these expenditures were for footwear patterns and lasts that are used to produce new footwear styles for men and women.

             - Net debt (total debt minus cash, cash equivalents, marketable securities and interest-bearing deposits) was $15.9 million or 20.8% of total capitalization at December 31, 2003 compared to $6.7 million or 10.6% of total capitalization at year-end 2002. Total debt was $18.0 million or 23.6% of total capitalization at December 31, 2003 compared to $11.0 million or 17.3% of total capitalization at year-end 2002.

         Market conditions improved during 2003 compared to 2002. For the Company's rugged outdoor products, this was due to solid sell-through at retail during the fall and winter seasons in 2002 which benefited initial orders for products in the Company's outdoor category for 2003. Additionally, increased demand for the Company's branded products in the second half of 2003 combined with relatively colder and wetter weather conditions contributed to higher product re-orders, especially during the fourth quarter of 2003.

         The Company anticipates further benefits from its growth strategy in 2004 due to increased net sales resulting from broader product lines and increased demand for its branded products. Improvement in net sales and profitability is anticipated from full-year sales of line extensions introduced during 2003, new footwear and clothing products introduced in 2004, and a higher level of footwear sales for delivery to the U.S. military than in 2003.

         Sales of boots for delivery to the U.S. military occur from time to time based on competitively bid contracts. The Company entered into a $6.1 million contract with Belleville Shoe Manufacturing Company ("Belleville") in September 2003 for Intermediate Cold Wet Boots ("ICWs"). Initial shipments, $0.4 million, of these ICWs began in the fourth quarter 2003 and the remaining amount of these ICWs, $5.7 million, are expected to be shipped by May 2004.

         On March 9, 2004, the Company announced a $16.4 million contract with Belleville to produce 200,000 pairs of Infantry Combat Boots ("ICBs"). Shipments are expected to begin in June 2004 and continue at the rate of 20,000 pairs per 30 day period. All of the ICBs will be manufactured in the Company's factory in Puerto Rico. This agreement includes a provision permitting Belleville, at its sole option, to order up to an additional 675,000 pairs of ICBs to be produced by the Company following shipment of the 200,000 pairs of ICBs.

         Sales of the Company's work products, which are sold year-round, increased significantly in 2003 compared to 2002 due to new product introductions, especially in western influenced footwear. The Company is pursuing key line extensions in its work and duty markets. Building on its success in branded outdoor apparel, the Company introduced a line of work apparel in the first quarter of 2004.

         The Company's gross profit margin increased 460 basis points to a record 30.9% of net sales for 2003 versus 26.3% the prior year. This was primarily due to increased sales of sourced products, which represented 66% of net sales in 2003 compared to 49% in 2002. For 2004, we anticipate that incremental improvement can be achieved in gross margin dollars; however, the Company anticipates a slightly lower gross profit margin expressed as a percentage of net sales compared to last year due to a higher sales mix of footwear manufactured for the U.S. military, which traditionally has lower gross margins than branded products.

         Most of the Company's selling, general & administrative ("SG&A") expenses are generally fixed costs with the exception of commissions and incentive compensation, which fluctuate in response to changes in sales and profitability from period to period. SG&A expenses for 2004 are expected to be higher in absolute dollars in response to anticipated sales growth and improved profitability.

         The Company's effective tax rate for 2003 was 28.7%. We anticipate a slightly higher tax rate in 2004 as most of our sourced products are taxed at U.S. rates.

PERCENTAGE OF NET SALES

         References to 2003, 2002 and 2001 are to years ended December 31 of the respective year.

                                                        2003         2002        2001
                                                      ---------    --------    --------
Net sales ........................................        100.0%      100.0%      100.0%
Costs of goods sold ..............................         69.1        73.7        77.5
                                                      ---------    --------    --------
Gross margin .....................................         30.9        26.3        22.5
SG&A expenses and plant closing costs in 2001 ....         21.9        20.9        19.0
                                                      ---------    --------    --------
Income from operations ...........................          9.0%        5.4%        3.5%
                                                      =========    ========    ========

2003 COMPARED TO 2002

NET SALES

         Net sales rose 19.3% to $106.2 million for the year ended December 31, 2003 from $89.0 million the prior year. This was attributable to a 28% increase in branded product sales, which include ROCKY footwear, apparel and accessories and GATES products. Shipments of boots to the U.S. military for the year ended December 31, 2003 were $6.0 million below the prior year. These sales fluctuate in response to specific competitively bid contracts to produce boots for the U.S. military.

         Footwear sales increases were led by the rugged outdoor category, which sales increased 15.7% to $48.1 million for 2003. These sales benefited from increased demand and more seasonal weather conditions in most regions of the U.S. where the Company's rugged outdoor footwear is sold. Initial sell-through and re-orders were particularly strong during the fall and winter season due to the weather conditions which also benefited from increased demand for the ROCKY brand. Occupational footwear increased 16.7% to $34.6 million reflecting product line extensions, particularly a line of western influenced footwear. Casual footwear sales increased $0.2 million to $2.5 million in 2003, consistent with the Company's emphasis on controlled growth within this category through its existing dealer network.

         ROCKY branded apparel, particularly for the outdoor market, was introduced in 2002. Net sales in this category increased 67% to $4.5 million for 2003 compared to $2.7 the prior year.

         GATES branded product sales were $10.2 million for 2003 due to the acquisition of the Gates brand in April 2003.

         Military sales, which occur from time to time, were $0.4 million in 2003 versus $6.4 million in 2002. This represented initial shipments under a $6.1 million contract to produce boots for delivery to the U.S. military. The remaining amount of this contract is expected to be shipped by the second quarter 2004.

         Net sales for the Company's factory outlet stores increased 13% to $4.6 million in 2003 compared with $4.1 million the prior year. The retail sales increase was the result of more traditional seasonal weather, expansion of the Company's Nelsonville store, and refocused merchandising of the retail stores.

         Average list prices for the Company's footwear, apparel and accessories were similar in 2003 compared to 2002.

GROSS MARGIN

         Gross margin rose to $32.8 million for 2003 from $23.4 million the prior year. Expressed as a percentage of net sales, gross margin increased 460 basis points to 30.9% of net sales in 2003 compared with 26.3% in 2002. This increase in gross margin was attributable to sales mix and a 17 percentage point increase in sourced product sales. The 2003 gross margin benefited from lower shipments of boots to the U.S. military in 2003. Historically, these boots are produced at gross margins below the Company's overall average.

         The Company has been sourcing footwear from outside the United States since 1993. In 2003, sourced footwear, apparel and accessories increased to 66% of net sales from 49% in 2002. The increase in sourced products sales as a percentage of total sales is expected to continue in the future; however, such increase is not expected to be at the same year-over-year growth rate as the Company experienced in 2003.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses were $23.3 million, or 21.9% of net sales, for 2003 versus $18.7 million, or 21.0% of net sales, the prior year. The increase in SG&A expenses for the year ended December 31, 2003 was due to higher commissions paid, additional distribution costs, and higher incentive compensation. All of these factors are attributable to the increase in net sales and profitability compared to the prior year. Most of the Company's SG&A expenses are relatively fixed and changes between periods are generally in response to increased sales and profitability.

INTEREST EXPENSE

         Interest expense was $1.4 million for both of the years 2003 and 2002. The Company benefited from generally lower interest rates, which was partially offset by higher average outstanding borrowings.

         The Company's funded debt increased to $18.0 million at December 31, 2003 versus $11.0 million a year ago. The increase in funded debt in 2003 was due to the purchase of certain assets of Gates-Mills, Inc., the repurchase of 483,500 shares of common stock, and increased inventory to support sales growth. The Company's investment in capital assets was substantially below depreciation expense for 2003 and 2002.

INCOME TAXES

         Income tax expense increased $1.4 million to $2.4 million in 2003 compared to $1.0 million in 2002. The Company's effective tax rate was 28.7% for 2003 compared to 25.1% the previous year. This effective rate is lower than the statutory rate of 35.0% due to a portion of income being earned in offshore jurisdictions where effective tax rates are lower than the U.S. effective tax rate and the Company's decision not to repatriate foreign earnings to the U.S. The increase in the effective tax rate in 2003 over 2002 is due primarily to the increase in sales of sourced products which are taxed at U.S. effective tax rates.

2002 COMPARED TO 2001

NET SALES

         Net sales declined 13.9% to $89.0 million for 2002 compared to $103.3 million for 2001. This decline was primarily due to reduced sales of rugged outdoor footwear, which declined $15.0 million to $41.5 million in 2002. Due to relatively mild fall and winter weather conditions and sluggish economic conditions, the Company's customers had higher inventories than planned at the end of the 2001. As a result, orders for rugged outdoor footwear in 2002 were adversely affected. Demand increased during the 2002 fall and winter seasons; however, sales in 2002 remained below the prior year.

         Occupational footwear sales increased $2.6 million to $29.6 million in 2002. These sales are less susceptible to weather conditions and occur throughout the year. The Company introduced additional work styles in 2002 that were well received by customers.

         Sales of military boots for delivery to the U.S. government declined $2.5 million to $6.4 million in 2002 due to fulfillment of a contract that began in 2001 which was completed in the second quarter 2002. These sales are dependent on specific awards from the U.S. government based on a competitive bidding process, which occur from time to time.

         Casual footwear sales declined $2.1 million to $2.3 million in 2002, consistent with the Company's reduced emphasis on this footwear category.

         Rocky branded apparel and accessories were introduced in the first quarter 2002. This line extension of the ROCKY brand achieved strong sell-through in 2002, resulting in sales of approximately $2.7 million. Consistent with its strategy to leverage the ROCKY brand, the Company reacquired the licensing rights to ROCKY(R) Kids and ROCKY(R) socks in the first quarter 2002.

         The Company's factory outlet stores had net sales of $4.1 million in 2002 compared with $4.7 million the prior year. This was primarily due to lower sales in the Company's Nelsonville store.

         Average list prices for the Company's footwear, clothing and accessories were similar in 2002 compared with 2001.

GROSS MARGIN

         Gross margin increased slightly in 2002 to $23.4 million from $23.3 million the prior year. Expressed as a percentage of net sales, gross margin increased to 26.3% of net sales in 2002 compared to 22.5% in 2001. Benefits from the Company's manufacturing realignment, increased sourcing, and more favorable product mix contributed to the improvement. The Company closed its Nelsonville, Ohio factory in the fourth quarter 2001 and moved that production capacity to its factory in Puerto Rico. The manufacturing realignment was completed in the fourth quarter 2001, contributing to improved operating efficiencies and lower manufacturing costs in 2002.

         The Company has been sourcing footwear from outside the United States since 1993. In 2002, sourced footwear and branded apparel and accessories represented 49% of total net sales versus 41% in 2001.

         Military boots are manufactured for the U.S. government based on specific, competitively bid, contract awards. The Company manufactured military boots from second quarter 2001 to second quarter 2002. These military boots were produced at margins substantially below the Company's overall gross margin as a percentage of net sales.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $18.7 million in 2002 compared to $18.2 million in 2001. Higher pension expenses, relatively small increases in multiple expense categories and start-up costs associated with launching the Company's work western boot line (a sub-category of the occupational category) accounted for the small increase in SG&A. The more significant increase in SG&A as a percentage of net sales was the result of reduced net sales for the year. SG&A expenses were 21.0% of net sales in 2002 versus 17.6% the prior year, principally due to the 13.9% decline in net sales in 2002.

INTEREST EXPENSE

         Interest expense declined to $1.4 million for 2002 from $2.5 million in 2001. The Company benefited from substantial improvement in cash from operations, a portion of which was used to reduce outstanding debt under the Company's credit facility. Lower interest rates also contributed to the reduction in interest expense in 2002.

         The Company's funded debt decreased 37.1% to $11.0 million at December 31, 2002 versus $17.4 million a year ago. The Company's investment in capital assets was substantially below depreciation expense for 2002. It was also able to continue to reduce inventory balances and accounts receivable. These factors, along with the reinvestment back into the Company of income, contributed to the reduced reliance on borrowings.

INCOME TAXES

         The Company recognized income tax expense of $1.0 million for 2002 compared to an income tax benefit of $0.1 million for 2001. The Company's effective tax rate was 25% for 2002, which is lower than the statutory rate of 35% due to proportionately more income being earned in offshore jurisdictions where effective tax rates are lower than the U.S. effective tax rate and the Company's decision not to repatriate foreign earnings to the U.S. The income tax benefit recognized during 2001 principally resulted from an abatement of tollgate taxes in Puerto Rico on all earnings subsequent to June 30, 1994. This resulted in a deferred tax benefit of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         The Company principally funds its working capital requirements and capital expenditures through income from operations, borrowings under its credit facility and other indebtedness. During 2003, the Company primarily relied upon borrowings under its revolving credit facility. Working capital is used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. The Company had working capital of $54.2 million and $41.8 million at December 31, 2003 and 2002, respectively.

         Inventory was $38.1 million at December 31, 2003 compared to $23.2 million at year-end 2002. This increase was primarily to support sales of branded products, including line extensions of footwear and apparel during the past twelve months as well as additional inventory to support sales of GATES(R) branded products.

         Capital expenditures were $2.2 million for 2003 versus $2.3 million for 2002. This included projects for the Company's two manufacturing plants and new lasts for footwear styles introduced and developed during 2003. Capital expenditures for the year 2004 are anticipated to be similar to 2003.

         We believe that our existing credit facilities coupled with our available cash generated from operations will provide sufficient liquidity to fund our operations in 2004. Our continued liquidity, however, is contingent upon future operating performance, cash flows, and our ability to continue to meet financial covenants in our credit facilities.

CASH FLOWS

                                                  2003       2002       2001
                                                         $ IN MILLIONS
CASH FLOW SUMMARY
      Cash provided by (used in):
            Operating activities                 $  (1.7)   $  10.1    $  12.1
            Investing activities                    (7.0)      (2.3)      (1.2)
            Financing activities                     6.6       (6.5)     (10.1)
                                                 -------    -------    -------
      Net change in cash and cash equivalents    $  (2.1)   $   1.3    $   0.8
                                                 =======    =======    =======

         Operating Activities. Net cash used by operating activities totaled $1.7 million for the year ended December 31, 2003, compared to net cash provided by operating activities of $10.1 million in 2002 and $12.1 million in 2001. The principal uses of net cash in 2003 included $14.9 million in increased inventory to support the Company's growth and a $3.9 increase in accounts receivable-trade related to the Company's sales growth. For 2002, the Company had $10.1 million of net cash provided by operating activities, which benefited from a $4.5 million reduction in inventories, as well as reductions in deferred compensation and pension (net of taxes) and accrued expenses of $1.6 million and $1.5 million, respectively.

         Investing Activities. Net cash used in investing activities was $7.0 million in 2003 compared to $2.3 million of net cash used in investing activities in 2002. The principal uses of cash in 2003 were for the purchase of fixed assets ($2.2 million), and the acquisition of certain assets of Gates-Mills, Inc. ($4.8 million). For 2002, the Company purchased $2.3 million of fixed assets.

         Financing Activities. The Company's financing activity during 2003 totaled $6.6 million, which included the repurchase of common stock ($3.1 million) which was partially offset by proceeds from the exercise of stock options including the related tax effect ($2.6 million), and increased borrowings ($7.0 million) to support sales growth as well as inventory acquired in conjunction with the acquisition of Gates-Mills, Inc. For the year 2002, cash provided in financing activities was $6.5 million due to a reduction in total debt outstanding.

BORROWINGS AND EXTERNAL SOURCES OF FUNDS

The Company's borrowings and external sources of funds are as follows:

                                           DECEMBER 31,
                                    --------------------------
                                       2003           2002
                                    -----------    -----------
                                         $ IN MILLIONS
Bank - revolving credit facility    $      12.5    $       5.0
Equipment and other obligations             0.3            0.5
Real estate obligations                     5.2            5.5
                                    -----------    -----------
         Total debt                        18.0           11.0
Less current maturities                     0.5            0.5
                                    -----------    -----------
Net long-term debt                  $      17.5    $      10.5
                                    ===========    ===========

         The Company and GMAC Business Credit, LLC entered into a two-year extension to its credit facility on October 21, 2002. This new $45 million credit facility replaced the previous $50 million credit facility and includes terms more favorable to the Company, lower interest rates, and, to a lesser extent, reduced administrative fees. The agreement expires September 30, 2005. As of December 31, 2003, borrowings under the revolving line of credit were $12.5 million and $0.3 million under the term loan agreement and the amount available for the borrowings was $19.2 million at December 31, 2003. We were in compliance with all lender covenants on that date.

         Our real estate obligations were $5.2 million at December 31, 2003. The mortgage financing, completed in the year 2000, includes three of the Company's facilities, with monthly payments of approximately $0.1 million through 2014.

         We lease certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $0.7 million, $0.7 million, $0.6 million, and $0.3 million for years 2004 through 2007, respectively, and $0.7 million for all years after 2008, or approximately $3.0 million in total. We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. We anticipate no changes in our credit arrangements in 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our contractual obligations at December 31, 2003 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2003:

                    PAYMENTS DUE BY YEAR
                    $ MILLIONS

                                                                      2005 &        2007 &
                                         TOTAL          2004          2006          2008        THEREAFTER
Long-term debt                         $     18.0    $      0.5    $     13.4    $       0.9    $      3.2

Pension benefits (1)                          5.0           1.5           1.5            2.0             -
Minimum operating lease commitments           3.0           0.7           1.4            0.6           0.3
                                       ----------    ----------    ----------    -----------    ----------
Total contractual obligations          $     26.0    $      2.7    $     16.3    $       3.5    $      3.5
                                       ==========    ==========    ==========    ===========    ==========

(1) Assumes no plan termination and includes estimated pension plan contributions.

         From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2003, no such losses existed.

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

INFLATION

         The Company's financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. The Company was able to mitigate the effects of inflation during 2003 due to these factors. It is anticipated that inflationary pressures during 2004 will be offset through increases in sales and profitability, due to improved operating leverage in the Company's business.

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

Pension benefits:

         Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually. See Note 9, "Retirement Plans," of this Form 10-K for information on these plans and the assumptions used.

         Pension and post-retirement benefit expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of the Company's plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of the Company's pension and post-retirement benefit plans and related assumptions is included in
Note 9, Retirement Plans, to the consolidated financial statements included in the Annual Report on Form 10-K. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with the Company sponsored noncontributory defined benefit pension plans covering the union and non-union workers of the Company. The union plan was frozen in 2001 and no additional benefits have been earned under this plan since that time. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.

Income taxes:

         Currently, management has not recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Finally, if the Company decided to repatriate any of its earnings in its Five Star subsidiary to the United States, the Company's effective tax rate would increase.

Sales returns and allowances:

         Revenue principally consists of sales to customers, and, to a lesser extent, license fees. Revenue is recognized upon shipment of product to customers, while license fees are recognized when earned. The Company records a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from the Company's estimates. If the Company determines that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made.

Intangible Assets:

         The Company has $4.1 million of intangible assets at December 31, 2003. Goodwill and trademarks are tested for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill nor trademarks were impaired as of December 31, 2003.

IMPACT OF ACCOUNTING STANDARDS

RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS--In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the first quarter in the year ended December 31, 2003. The adoption of SFAS No. 145 had no effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also includes more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions and the disclosure requirements of this Statement are effective for fiscal years ending after December 15, 2002. We continue to apply the intrinsic value-based method to account for stock options and have complied with the new disclosure requirements.

         In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for certain derivative instruments, and hedging activities for decisions made as part of the Derivatives Implementation Group. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), even though it might previously have been classified as equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and applies to all other financial instruments in the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 was effective for fiscal years ending after December 15, 2003. The Company adopted this statement as of December 31, 2003 and revised its disclosure accordingly.

NEW ACCOUNTING STANDARDS--New accounting standards which could impact the Company include FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, and an Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities, Interpretation of ARB 51. In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Variable interests in a variable interest entity are contractual, ownership, or other pecuniary interests in an entity that change with changes in the entity's net asset value. Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46. The Company does not expect the recognition provisions of FIN 46 or FIN 46R to have a material impact on the Company's consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

         This Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management. Investors are cautioned that all forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retail trends, economic changes, as well as other factors set forth under the caption "Business Risks" in this Annual Report on Form 10-K and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company assumes no obligation to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary market risk results from fluctuations in interest rates. The Company is also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk related to the Company's current commodities is not material as price changes in commodities can generally be passed along to the customer. The Company does not hold any material market risk sensitive instruments for trading purposes.

         The following three items are market rate sensitive for interest rates for the Company: (1) long-term debt consisting of a credit facility with a balance at December 31, 2003 of $12.5 million, under which interest is payable monthly at the lender's LIBOR (London Interbank Offered Rate) plus 237.5 basis points (2.375 percentage points) or prime; (2) equipment and other obligations totaling $0.3 million at December 31, 2003 that bear interest at a variable rate of prime; and (3) real estate obligations of $5.2 million at December 31, 2003, that bears interest at a fixed rate of 8.275%. The credit facility agreement referenced above under (1) permits the Company to borrow up to 75% of its revolving loan balance under 30-day notes bearing interest at LIBOR plus 237.5 basis points (2.375 percentage points) with the remaining balance bearing interest at prime.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 2003, 2002, and 2001, together with the independent auditors' report thereon appear on pages F-1 through F-25 hereof and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 11, 2004, and is incorporated herein by reference.

         We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and all employees. The Code of Business Conduct and Ethics will be posted on our website at www.rockyboots.com by the date of the Annual Meeting of Shareholders, May 11, 2004, or shortly thereafter. Until that time, the Code of Business Conduct and Ethics may be obtained free of charge by writing to Rocky Shoes & Boots, Inc., Attn: Chief Financial Officer, 39 East Canal Street, Nelsonville, Ohio 45764.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this item is included under the caption "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" in the Company's Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Independent Auditors' Report........................................        F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002........     F-2 - F-3
Consolidated Statements of Income for the years ended
            December 31, 2003, 2002, and 2001.......................        F-4
Consolidated Statements of Shareholders' Equity for the
            years ended December 31, 2003, 2002, and 2001...........        F-5
Consolidated Statements of Cash Flows for the years ended
            December 31, 2003, 2002, and 2001.......................        F-6
Notes to Consolidated Financial Statements for the years ended
            December 31, 2003, 2002, and 2001.......................     F-7 - F-25

         (2) The following financial statement schedule for the years ended December 31, 2003, 2002, and 2001 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

                  Schedule II -- Consolidated Valuation and Qualifying Accounts.

                  Independent Auditors' Report on Financial Statement Schedule.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits:

EXHIBIT
NUMBER                              DESCRIPTION

2.1 Asset Purchase Agreement by and among Rocky Shoes & Boots, Inc. as Buyer, Gates-Mills, Inc. as seller, Robert Gates and Elizabeth Gates Camarra as Shareholders of Seller (incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K dated April 15, 2003, filed with the Securities and Exchange Commission on April 30, 2003.)

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

10.10A English Translation of Addendum to Exhibit 10.16 (incorporated by reference to Exhibit 10.13A to the Registration Statement).

10.11 Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit
         10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

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

EXHIBIT
NUMBER                              DESCRIPTION

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

EXHIBIT
NUMBER                              DESCRIPTION

10.38 Company's Second Amended and Restated 1995 Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders held on May 15, 2002, filed on April 15, 2002).

21*      Subsidiaries of the Company.

23* Independent Auditors' Consent and Report on Schedules of Deloitte & Touche LLP.

24*      Powers of Attorney.

31.1*    Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*    Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**   Section 1350 Certification of Principal Executive Officer.

32.2**   Section 1350 Certification of Principal Financial Officer.

99.1* Independent Auditors' Report of Deloitte & Touche LLP on Schedules (incorporated by reference to Exhibit 23).

99.2*    Financial Statement Schedule.

 * Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

(b)      REPORTS ON FORM 8-K

                  We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2003:

                           (i) A current report on Form 8-K, dated October 29, 2003, was filed with the Securities and Exchange Commission on October 29, 2003 (Item 5).

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

                                       ROCKY SHOES & BOOTS, INC.

Date: March 29, 2004                   By: /s/ James E. McDonald
                                           -------------------------------------
                                           James E. McDonald, Vice President and
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

          SIGNATURE                                   TITLE                            DATE
          ---------                                   -----                            ----
/s/ Mike Brooks                    Chairman, President, Chief                      March 29, 2004
-----------------------------      Executive Officer and Director (Principal
Mike Brooks                        Executive Officer)

/s/ James E. McDonald              Vice President and Chief Financial Officer      March 29, 2004
-----------------------------      (Principal Financial and Accounting Officer)
James E. McDonald

* CURTIS A. LOVELAND               Secretary and Director                          March 29, 2004
-----------------------------
Curtis A. Loveland

* LEONARD L. BROWN                 Director                                        March 29, 2004
-----------------------------
Leonard L. Brown

* GLENN E. CORLETT                 Director                                        March 29, 2004
-----------------------------
Glenn E. Corlett

* ROBERT D. ROCKEY                 Director                                        March 29, 2004
-----------------------------
Robert D. Rockey

* HARLEY E. ROUDA                  Director                                        March 29, 2004
-----------------------------
Harley E. Rouda

* JAMES L. STEWART                 Director                                        March 29, 2004
-----------------------------
James L. Stewart

* By: /s/ Mike Brooks
-----------------------------
Mike Brooks, Attorney-in-Fact

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                    F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002                 F-2 - F-3

Consolidated Statements of Income for the Years Ended December 31, 2003,
  2002 and 2001                                                                 F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2003, 2002 and 2001                                              F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001                                              F-6

Notes to Consolidated Financial Statements                                   F-7 - F-25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Rocky Shoes & Boots, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Shoes & Boots, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 26, 2004
Columbus, Ohio

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,
                                           2003             2002
CURRENT ASSETS:
  Cash and cash equivalents            $  2,159,050     $  4,276,722
  Accounts receivable - trade, net       19,532,287       15,282,618
  Other receivables                         830,131        1,173,714
  Inventories                            38,068,187       23,181,989
  Deferred income taxes - current           959,810          584,511
  Other current assets                    1,045,238        1,267,097
                                       ------------     ------------

           Total current assets          62,594,703       45,766,651

FIXED ASSETS, AT COST:
  Property, plant and equipment          46,790,708       45,238,866
  Less accumulated depreciation         (29,180,470)     (26,189,579)
                                       ------------     ------------

           Total fixed assets - net      17,610,238       19,049,287

DEFERRED PENSION ASSET                    1,499,524        1,651,222

DEFERRED INCOME TAXES                                        153,495

OTHER ASSETS                              4,470,371        1,796,359
                                       ------------     ------------

TOTAL ASSETS                           $ 86,174,836     $ 68,417,014
                                       ============     ============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                     2003             2002
CURRENT LIABILITIES:
  Accounts payable                                               $  2,810,161     $  1,642,306
  Current maturities - long-term debt                                 503,934          486,161
  Accrued expenses:
    Income taxes                                                    1,929,808           53,621
    Taxes - other                                                     372,432          292,547
    Salaries and wages                                              1,885,896          807,611
    Plant closing costs                                               195,500          210,000
    Co-op advertising                                                 402,000          270,390
    Interest                                                           65,796           90,408
    Other                                                             219,138          162,320
                                                                 ------------     ------------

           Total current liabilities                                8,384,665        4,015,364

LONG-TERM DEBT - Less current maturities                           17,514,994       10,488,388

DEFERRED LIABILITIES:
  Compensation                                                        166,641          160,000
  Pension                                                           1,460,952        1,360,338
  Income Taxes                                                        262,907
                                                                 ------------     ------------

            Total deferred liabilities                              1,890,500        1,520,338
                                                                 ------------     ------------

            Total liabilities                                      27,790,159       16,024,090

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, Series A, no par value, $.06 stated value;
    none outstanding 2003 and 2002
  Common stock, no par value; 10,000,000 shares authorized;
    outstanding 2003 - 4,360,400 and 2002 - 4,489,065              34,880,199       35,289,038
  Accumulated other comprehensive loss                             (1,950,400)      (2,311,749)
  Retained earnings                                                25,454,878       19,415,635
                                                                 ------------     ------------

            Total shareholders' equity                             58,384,677       52,392,924
                                                                 ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 86,174,836     $ 68,417,014
                                                                 ============     ============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                             YEARS ENDED DECEMBER 31,
                                                      2003              2002            2001
NET SALES                                         $ 106,164,753    $  88,958,721    $ 103,319,806

COST OF GOODS SOLD                                   73,383,128       65,528,213       80,067,866
                                                  -------------    -------------    -------------

GROSS MARGIN                                         32,781,625       23,430,508       23,251,940

OTHER OPERATING EXPENSES:
  Selling, general and administrative expenses       23,278,449       18,661,730       18,175,943
  Plant closing costs                                                                   1,500,000
                                                  -------------    -------------    -------------

           Total other operating expenses            23,278,449       18,661,730       19,675,943
                                                  -------------    -------------    -------------

INCOME FROM OPERATIONS                                9,503,176        4,768,778        3,575,997

OTHER INCOME AND (EXPENSES):
  Interest expense                                   (1,378,131)      (1,404,496)      (2,493,533)
  Other - net                                           348,448          432,018          354,920
                                                  -------------    -------------    -------------

           Total other - net                         (1,029,683)        (972,478)      (2,138,613)
                                                  -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                            8,473,493        3,796,300        1,437,384

INCOME TAX EXPENSE (BENEFIT)                          2,434,250          953,000          (93,438)
                                                  -------------    -------------    -------------

NET INCOME                                        $   6,039,243    $   2,843,300    $   1,530,822
                                                  =============    =============    =============

NET INCOME PER COMMON SHARE:
  Basic                                           $        1.44    $        0.63    $        0.34
                                                  =============    =============    =============

  Diluted                                         $        1.32    $        0.62    $        0.34
                                                  =============    =============    =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  Basic                                               4,189,794        4,499,741        4,489,322
                                                  =============    =============    =============

  Diluted                                             4,560,763        4,590,095        4,548,632
                                                  =============    =============    =============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          COMMON STOCK            ACCUMULATED OTHER                       TOTAL
                                                     SHARES                         COMPREHENSIVE        RETAINED      SHAREHOLDERS'
                                                  OUTSTANDING        AMOUNT              LOSS            EARNINGS         EQUITY
BALANCE - December 31, 2000                          4,489,215    $ 35,284,159                         $ 15,041,513    $ 50,325,672

YEAR ENDED DECEMBER 31, 2001:
  Net income                                                                                              1,530,822       1,530,822
  Minimum pension liability, net of tax benefit
    of $323,229                                                                            (831,161)                       (831,161)
                                                                                                                       ------------
  Comprehensive income                                                                                                      699,661
  Stock options exercised                                3,000          18,000                                               18,000
                                                  ------------    ------------    -----------------    ------------    ------------

BALANCE - December 31, 2001                          4,492,215      35,302,159             (831,161)     16,572,335      51,043,333

YEAR ENDED DECEMBER 31, 2002:
  Net income                                                                                              2,843,300       2,843,300
  Minimum pension liability, net of tax benefit
    of $575,784                                                                          (1,480,588)                     (1,480,588)
                                                                                                                       ------------
  Comprehensive income                                                                                                    1,362,712
  Treasury stock purchased and retired                 (16,400)        (84,540)                                             (84,540)
  Stock options exercised                               13,250          71,419                                               71,419
                                                  ------------    ------------    -----------------    ------------    ------------

BALANCE - December 31, 2002                          4,489,065      35,289,038           (2,311,749)     19,415,635      52,392,924

YEAR ENDED DECEMBER 31, 2003:
  Net income                                                                                              6,039,243       6,039,243
  Minimum pension liability, net of tax effect
      of $154,864                                                                           361,349                         361,349
                                                                                                                       ------------
  Comprehensive income                                                                                                    6,400,592
  Treasury stock purchased and retired                (483,533)     (3,106,156)                                          (3,106,156)
  Stock issued and options exercised
      including related tax benefits                   354,868       2,697,317                                            2,697,317
                                                  ------------    ------------    -----------------    ------------    ------------
BALANCE - December 31, 2003                          4,360,400    $ 34,880,199    $      (1,950,400)   $ 25,454,878    $ 58,384,677
                                                  ============    ============    =================    ============    ============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                2003             2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   6,039,243    $   2,843,300    $   1,530,822
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                               3,556,544        4,032,442        4,409,361
    Deferred income taxes                                                        (113,761)         749,171          (52,152)
    Deferred compensation and pension - net                                       775,166       (1,637,689)      (1,661,232)
    (Gain) loss on sale of fixed assets                                             5,943          (15,904)         353,681
    Stock issued as directors' compensation                                        60,000
    Change in assets and liabilities:
      Receivables                                                              (3,906,086)         860,266        3,696,183
      Inventories                                                             (12,846,128)       4,531,675        4,321,573
      Other current assets                                                        221,859         (213,905)         242,095
      Other assets                                                                 95,672          321,088           14,731
      Accounts payable                                                          1,216,130           85,479       (1,936,064)
      Accrued expenses                                                          3,183,675       (1,471,619)       1,134,840
                                                                            -------------    -------------    -------------
           Net cash provided by (used in) operating activities                 (1,711,743)      10,084,304       12,053,838
                                                                            -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                     (2,154,829)      (2,338,388)      (1,172,365)
  Acquisition of business                                                      (4,880,468)
  Proceeds from sale of fixed assets                                               53,829           59,609            7,952
                                                                            -------------    -------------    -------------
           Net cash used in investing activities                               (6,981,468)      (2,278,779)      (1,164,413)
                                                                            -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                123,166,498       87,589,294       96,926,759
  Payments on long-term debt                                                 (116,122,120)     (94,059,911)    (106,997,243)
  Purchase of treasury stock                                                   (3,106,156)         (84,540)
  Proceeds from exercise of stock options including related tax benefits        2,637,317           71,419           18,000
                                                                            -------------    -------------    -------------
           Net cash used in financing activities                                6,575,539       (6,483,738)     (10,052,484)
                                                                            -------------    -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (2,117,672)       1,321,787          836,941

CASH AND CASH EQUIVALENTS - Beginning of year                                   4,276,722        2,954,935        2,117,994
                                                                            -------------    -------------    -------------
CASH AND CASH EQUIVALENTS - End of year                                     $   2,159,050    $   4,276,722    $   2,954,935
                                                                            =============    =============    =============

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Rocky Shoes & Boots, Inc. ("Rocky Inc.") and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. ("Lifestyle"), Five Star Enterprises Ltd. ("Five Star") and Rocky Canada, Inc. (Rocky Canada), collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

         BUSINESS ACTIVITY - The Company designs, manufactures, and markets high quality men's and women's footwear, gloves and related outdoor apparel primarily under the registered trademarks, ROCKY(R) and GATES(R). The Company maintains a nationwide network of Company sales representatives who sell the Company's products primarily through independent shoe, sporting goods, specialty, uniform stores and catalogs, and through mass merchandisers throughout the United States. The Company did not have any customers that accounted for more than 10% of consolidated net sales in 2003, 2002 and 2001.

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

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are primarily held in four banks.

         TRADE RECEIVABLES - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $620,000 and $365,000 at December 31, 2003 and 2002, respectively.

         CONCENTRATION OF CREDIT RISK - The Company has significant transactions with a large number of customers. No customer represented 10% of the Company's total accounts receivable - trade balance as of December 31, 2003. Accounts receivable from one customer represented 10% of the Company's total accounts receivable - trade balance as of December 31, 2002. The Company's exposure to credit risk is impacted by the economic climate affecting its industry. The Company manages this risk by performing ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts.

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

         The Company sources a significant portion of its footwear, apparel and gloves from manufacturers in the Far East, primarily China. The Company has had sourcing operations in China since 1993 and is not aware of any governmental or economic restrictions that would alter its current sourcing operations.

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

         FIXED ASSETS - The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

                               Years
                               -----
Building and improvements      5-40
Machinery and equipment         3-8
Furniture and fixtures          4-8
Lasts, dies, and patterns       3-8

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

         LICENSING RIGHTS - On January 4, 2002, the Company re-acquired the licensing rights to ROCKY(R) Kids for approximately $500,000. Additional payments of approximately $30,000 conditional on sales in excess of a predetermined amount was paid during 2003 completing the transaction. The rights to ROCKY(R) Kids were purchased from Philip's Kids, LLC ("Philip's"), an entity owned by a former member of the Company's Board of Directors. These licensing rights are considered indefinite lived intangible assets and are not subject to amortization and are recorded in goodwill.

         GOODWILL AND OTHER INTANGIBLES - Goodwill and trademarks are considered indefinite lived assets and are not amortizable. All the goodwill is considered deductible for tax purposes. Patents are amortized over the life the patents and amortization expense related to these assets was approximately $25,100, $19,800, and $41,200 in 2003, 2002 and 2001
         respectively. Such amortization expense will be approximately $25,000 per year from 2004 to 2008.

         ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense was $1,776,909, $1,921,367 and $1,962,783 for 2003,
         2002 and 2001, respectively.

         REVENUE RECOGNITION - Revenue and related cost of goods sold are recognized at the time footwear, outdoor apparel and accessories are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon historical trends. All sales are considered final upon shipment.

         SHIPPING AND HANDLING COSTS - In accordance with the Emerging Issues Tax Force ("EITF") No. 00-10 "Accounting For Shipping And Handling Fees And Costs", all shipping and handling costs billed to customers have been included in net sales. Shipping and handling costs are included in selling, general and administrative costs and totaled $1,469,565, $1,491,259 and $1,351,560 in 2003, 2002 and 2001 respectively.

         PER SHARE INFORMATION - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    2003        2002         2001
Basic - weighted average shares outstanding      4,189,794    4,499,741    4,489,322

Dilutive securities - stock options                370,969       90,354       59,310
                                                 ---------    ---------    ---------

Diluted - weighted average shares outstanding    4,560,763    4,590,095    4,548,632
                                                 ---------    ---------    ---------

         ASSET IMPAIRMENTS - Annually, or more frequently if events or circumstances change, a determination is made by management, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, to ascertain whether property and equipment and other long-lived assets have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows.

         RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS - In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the first quarter in the year ended December 31, 2003. The adoption of SFAS No. 145 had no effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no effect on the Company's 2003 consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also includes more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and requires additional disclosures. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements.

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

         On April 30, 2003, The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for certain derivative instruments, and hedging activities for decisions made as part of the Derivatives Implementation Group. This statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial statements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), even though it might previously have been classified as equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and applies to all other financial instruments in the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 was effective for fiscal years ending after December 15, 2003. The Company adopted this statement as of December 31, 2003 and revised its disclosures accordingly.

         NEW ACCOUNTING STANDARDS--New accounting standards which could impact the Company include FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, and an Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities, Interpretation of ARB 51. In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46. Variable interests in a variable interest entity are contractual, ownership, or other pecuniary interests in an entity that change with changes in the entity's net asset value. Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46. The Company does not expect the recognition provisions of FIN 46 or FIN 46R to have a material impact on the Company's consolidated financial statements.

         SEGMENT INFORMATION - The Company is managed in one operating segment. Within their one operating segment, the Company has identified six product groups: Rugged Outdoor, Occupational, Military, Casual, Outdoor Apparel, and Gates. Gates is a new product group established in 2003 for reporting sales of GATES(R) branded gloves and accessories. The following is supplemental information on net sales by product group:

                                            %OF                          %OF                         %OF
                             2003          SALES          2002          SALES          2001         SALES
Rugged Outdoor           $ 48,100,097         45.3%   $ 41,554,244         46.7%   $ 56,596,762        54.7%
Occupational               34,560,154         32.6%     29,620,876         33.3%     27,054,015        26.2%
Military                      408,204          0.4%      6,437,248          7.2%      8,948,426         8.7%
Casual                      2,498,089          2.4%      2,306,748          2.6%      4,446,109         4.3%
Outdoor Apparel             4,502,865          4.2%      2,740,441          3.1%
Gates                      10,240,548          9.6%
Factory Outlet Stores       4,582,687          4.3%      4,050,823          4.6%      4,741,326         4.6%
Other                       1,272,109          1.2%      2,248,341          2.5%      1,533,168         1.5%
                         ------------    ---------    ------------    ---------    ------------    --------
Total                    $106,164,753        100.0%   $ 88,958,721        100.0%   $103,319,806       100.0%
                         ============    =========    ============    =========    ============    ========

         Net sales to foreign countries, primarily Canada, represented approximately 1.4% of net sales in 2003, and 1.0% of net sales in 2002 and 2001.

         STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans because the exercise price under the plan is equal to the market value of this underlying common stock on the date of grant. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have resulted in the amounts as reported below.

                                                                      YEARS ENDED DECEMBER 31,
                                                               2003             2002             2001
Net income, as reported                                    $   6,039,243    $   2,843,300    $   1,530,822
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                        454,299          405,854          433,870
                                                           -------------    -------------    -------------

Pro forma net income                                       $   5,584,944    $   2,437,446    $   1,096,952
                                                           =============    =============    =============

Earnings per share:

  Basic--as reported                                       $        1.44    $        0.63    $        0.34
  Basic--pro forma                                         $        1.33    $        0.54    $        0.24

  Diluted--as reported                                     $        1.32    $        0.62    $        0.34
  Diluted--pro forma                                       $        1.24    $        0.54    $        0.24

         The pro forma amounts are not representative of the effects on reported net income for future years.

         COMPREHENSIVE INCOME - Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets - net income and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company is a minimum pension liability adjustment, which is recorded net of a related tax effect (See Note 9). This adjustment is accumulated within the Consolidated Statements of Shareholders' Equity under the caption Accumulated Other Comprehensive Loss.

2.       ACQUISITION

         On April 15, 2003, the Company completed the purchase of certain assets from Gates-Mills, Inc. ("Gates"). Under the terms of the purchase agreement, Rocky acquired all of the intellectual property of Gates, including ownership of the Gates(R) trademark, selected raw material and finished goods inventory, and certain records in connection with the Gates business in exchange for $3,510,070 plus a deferred purchase price if sales by the Company related to the Gates product line from the date of purchase through December 31, 2003 reach certain performance targets. The Company has recorded an additional purchase price of $1,324,400 because net sales of the product line have exceeded the performance targets established for 2003. The acquisition was accounted for under the purchase method and results of operations of the Gates business have been included in the Company's results of operations since the date of acquisition. The following unaudited pro-forma information presents results as if the acquisition had occurred on January 1, 2002: net sales ($108,847,526); net loss ($395,462); and net loss per diluted share ($0.09). Unaudited pro-forma results of operations for the year ended December 31, 2003 are not presented due to the unavailability of information from Gates-Mills, Inc. Final allocation of the purchase price is follows:

Inventory                 $ 2,040,070
Goodwill                    1,032,400
Trademarks                  1,762,000
                          -----------
Total acquisition cost    $ 4,834,470
Transaction costs              91,580
                          -----------
Total                     $ 4,926,050
                          ===========

3.       INVENTORIES

         Inventories are comprised of the following:

                                                   DECEMBER 31,
                                              2003            2002
Raw materials                             $  5,087,468     $  3,535,884
Work-in-process                                878,091          436,435
Finished goods                              31,168,371       18,301,351
Factory outlet finished goods                1,299,257        1,080,319
Less reserve for obsolescence or lower
  of cost or market                           (365,000)        (172,000)
                                          ------------     ------------

Total                                     $ 38,068,187     $ 23,181,989
                                          ============     ============

4.       OTHER ASSETS

         Goodwill and other intangible assets are recorded in other assets and consist of the following:

                                         DECEMBER 31,
                                     2003            2002
Goodwill                         $  1,557,861    $    495,461
Trademarks                          2,149,694         387,694
Patents - net of amortization         310,071         205,458
Other                                 452,745         707,746
                                 ------------    ------------
Total                            $  4,470,371    $  1,796,359
                                 ============    ============

5.       FIXED ASSETS

         Fixed assets are comprised of the following:

                                                DECEMBER 31,
                                          2003                2002
Land                                  $    572,838        $    572,838
Building and improvements               13,112,334          13,592,248
Machinery and equipment                 21,949,160          21,100,798
Furniture and fixtures                   2,110,909           2,045,655
Lasts, dies and patterns                 8,958,470           7,317,988
Construction work-in-progress               86,997             609,339
                                      ------------        ------------

           Total                        46,790,708          45,238,866

Less - accumulated depreciation        (29,180,470)        (26,189,579)
                                      ------------        ------------

Net fixed assets                      $ 17,610,238        $ 19,049,287
                                      ============        ============

6.       LONG-TERM DEBT

         Long-term debt is comprised of the following:

                                               DECEMBER 31,
                                          2003               2002
Bank - revolving credit facility       $12,530,539       $ 5,000,000
Equipment and other obligations            287,700           452,100
Real estate obligations                  5,200,689         5,522,449
                                       -----------       -----------

           Total debt                   18,018,928        10,974,549

Less current maturities                    503,934           486,161
                                       -----------       -----------

Net long-term debt                     $17,514,994       $10,488,388
                                       ===========       ===========

         On September 18, 2000, the Company entered into a three-year loan and security agreement with GMAC Business Credit, LLC (GMAC) refinancing its former bank revolving line of credit based on the collateral value of its accounts receivable and inventory. On October 21, 2002, the Company extended the agreement two years. This loan and security agreement permits a borrowing base to a maximum of $45,000,000. Interest on the revolving credit facility is payable monthly at GMAC's prime rate, and the entire principal is due September 17, 2005. Under terms of the agreement, the Company has the option to borrow up to seventy five percent (75%) of its outstanding obligation at LIBOR plus two and three-eights percent (2.375%) or prime. The interest rate for the outstanding balance at December 31, 2003 was 4.00% (3.88% at December 31, 2002).

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

         The loan and security agreement contains certain restrictive covenants, which among other things, requires the Company to maintain a certain level of net worth, and fixed charge coverage. As of December 31, 2003, the Company is in compliance with the loan covenants. Presently, the line of credit restricts the payment of dividends on common stock.

         Equipment and other obligations at December 31, 2003 bear interest at a variable rate of prime and are payable in monthly installments to 2005. The equipment is held as collateral against the outstanding obligations.

         In January 2000, the Company completed a mortgage financing facility with GE Capital Corp. for three of its facilities totaling $6,300,000. The facility bears interest at 8.275%, with total monthly principal and interest payments of $63,100 to 2014. The proceeds of the financing were used to pay down borrowings under a former revolving credit facility.

         At December 31, 2003 and 2002, the Company has no interest rate swap agreements.

         Long-term debt matures as follows for the years ended December 31:

2004                          $   503,934
2005                           13,022,560
2006                              400,416
2007                              434,837
2008                              472,216
Thereafter                      3,184,965
                              -----------

Total                         $18,018,928
                              ===========

         The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 2003 and 2002, based on current market prices for the same or similar issues or on debt available to the Company with similar rates and maturities.

7.       OPERATING LEASES

         The Company leases certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. The Company incurred approximately $793,000, $799,000 and $1,096,000 in rent expense under operating lease arrangements for 2003, 2002 and 2001, respectively.

         Included in total rent expense above are monthly payments of $5,000 for 2003 and 2002 and $7,000 for 2001 for the Company's former Ohio manufacturing and clearance center facility leased from an entity in which the owners are also shareholders of the Company.

         Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

2004                          $  758,000
2005                             743,000
2006                             618,000
2007                             295,000
2008                             295,000
Thereafter                       295,000
                              ----------

Total                         $3,004,000
                              ==========

8.       INCOME TAXES

         Rocky Inc. and its wholly-owned subsidiary doing business in Puerto Rico, Lifestyle, are subject to U.S. Federal income taxes; however, the Company's income earned in Puerto Rico is allowed favorable tax treatment under Section 936 of the Internal Revenue Code if conditions as defined therein are met. Five Star is incorporated in the Cayman Islands and conducts its operations in a "free trade zone" in the Dominican Republic and, accordingly, is currently not subject to Cayman Islands or Dominican Republic income taxes. Rocky Canada began operations in July 2003 and is subject to Canadian income taxes.

         At December 31, 2003, a provision has not been made for U.S. taxes on the accumulated undistributed earnings of Five Star through December 31, 2003 of approximately $8,180,000 that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings of Five Star in operations and facilities outside of the United States. In addition the Company has provided Puerto Rico tollgate taxes on approximately $3,684,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. If the Five Star and Lifestyle undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $2,783,000 and $368,000, respectively. In 2001, the Company received an abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994. This resulted in the Company reducing its deferred tax liability by $408,000.

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company's assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences.

         Income taxes (benefits) are summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                           2003               2002              2001
Federal:
  Current                              $ 2,319,011        $   200,134       $   112,508
  Deferred                                 (93,011)           683,867          (174,636)
                                       -----------        -----------       -----------
           Total Federal                 2,226,000            884,001           (62,128)
                                       -----------        -----------       -----------
State and local:
  Current                                  229,000              3,695          (153,794)
  Deferred                                 (20,750)            65,304           122,484
                                       -----------        -----------       -----------
           Total state and local           208,250             68,999           (31,310)
                                       -----------        -----------       -----------

Total                                  $ 2,434,250        $   953,000       $   (93,438)
                                       ===========        ===========       ===========

         A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the Federal statutory rate of 34% for all periods to income before income taxes follows:

                                                            YEARS ENDED DECEMBER 31,
                                                   2003               2002               2001
Expected expense at statutory rate             $ 2,880,988        $ 1,290,742        $   488,711
Increase (decrease) in income taxes
  resulting from:
  Exempt (income) from operations in
    Puerto Rico, net of tollgate taxes                                                   (97,344)
  Exempt (income) from Dominican
    Republic operations                           (545,792)          (430,416)           (67,967)
  State and local income taxes (benefit)           132,796             45,539            (20,628)
  Abatement of Puerto Rico taxes                                                        (408,000)
  Other--net                                       (33,742)            47,135             11,790
                                               -----------        -----------        -----------

Total                                          $ 2,434,250        $   953,000        $   (93,438)
                                               ===========        ===========        ===========

         Deferred income taxes recorded in the consolidated balance sheets at December 31, 2003 and 2002 consist of the following:

                                                                  DECEMBER 31,
                                                             2003               2002
Deferred tax assets:
  Alternative minimum tax carryforward--Rocky Inc.       $                  $   118,829
  Asset valuation allowances and accrued expenses            809,023            451,532
  Plant closing costs                                         74,290             79,800
  Pension and deferred compensation                          759,341            854,300
  Net operating loss carryforwards                                              681,317
  Inventories                                                373,721            216,519
                                                         -----------        -----------

            Total deferred tax assets                      2,016,375          2,402,297
                                                         -----------        -----------

Deferred tax liabilities:
  Fixed assets                                              (858,175)        (1,132,516)
  State and local income taxes                               (51,372)           (69,437)
  Prepaid assets                                             (41,490)           (93,903)
  Tollgate tax on Lifestyle earnings                        (368,435)          (368,435)
                                                         -----------        -----------

            Total deferred tax liabilities                (1,319,472)        (1,664,291)
                                                         -----------        -----------

Net deferred tax asset                                   $   696,903        $   738,006
                                                         ===========        ===========

         At December 31, 2003, the Company has utilized all available net operating loss carryforwards for Federal income tax purposes.

9.       RETIREMENT PLANS

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

         The funded status of the Company's plans and reconciliation of accrued pension cost at December 31, 2003 and 2002 is presented below (information with respect to benefit obligations and plan assets is as of September 30):

                                                                             DECEMBER 31,
                                                                       2003                2002
Change in benefit obligation:
  Projected benefit obligation at beginning of the year            $  9,225,682        $  8,242,465
  Service cost                                                          387,693             269,715
  Interest cost                                                         603,481             580,032
  Actuarial loss                                                      1,230,283             799,613
  Exchange loss (gain)                                                  297,293             (68,341)
  Benefits paid                                                        (623,169)           (597,802)
                                                                   ------------        ------------

  Projected benefit obligation at end of year                      $ 11,121,263        $  9,225,682
                                                                   ============        ============

Change in plan assets:
  Fair value of plan assets at beginning of year                   $  7,150,990        $  5,066,458
  Actual gain (loss) on plan assets                                   2,264,083          (1,056,666)
  Employer contribution                                                                   3,739,000
  Benefits paid                                                        (623,169)           (597,802)
                                                                   ------------        ------------

  Fair value of plan assets at end of year                         $  8,791,904        $  7,150,990
                                                                   ============        ============

Funded Status:
  Unfunded deficit                                                 $ (2,329,359)       $ (2,074,692)
  Remaining unrecognized benefit obligation existing
    at transition                                                        73,380              89,686
  Unrecognized prior service costs due to plan amendments             1,426,144           1,561,536
  Unrecognized net loss                                               3,372,387           3,734,547
  Adjustment required to recognize minimum liability                 (4,194,074)         (4,861,985)
  Curtailment charge included in plant closing costs                    190,570             190,570
                                                                   ------------        ------------

Accrued pension liability                                          $ (1,460,952)       $ (1,360,338)
                                                                   ============        ============

Amounts recognized in the consolidated financial statements:
   Deferred pension asset                                          $ (1,499,524)       $ (1,651,222)
   Deferred pension liability and curtailment liability               2,733,122           3,501,647
   Accumulated other comprehensive loss                              (2,694,550)         (3,210,763)
                                                                   ------------        ------------
   Net amount recognized                                           $ (1,460,952)       $ (1,360,338)
                                                                   ============        ============

         SFAS No. 87, "Employers' Accounting for Pensions," generally requires the Company to recognize a minimum liability in instances in which a plan's accumulated benefit obligation exceeds the fair value of plan assets. In accordance with the statement, the Company has recorded in the accompanying consolidated financial statements a non-current deferred pension asset of $1,499,524 and $1,651,222 as of December 31, 2003 and 2002, respectively. In addition, under SFAS No. 87, if the minimum liability exceeds the unrecognized prior service cost and the remaining unrecognized benefit obligation at transition, the excess is reported in other comprehensive income (loss) $361,349 net of a deferred tax of $154,864 for 2003 and ($1,480,588), net of a deferred tax benefit of $575,784 in 2002.

         Net pension cost of the Company's plans is as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                             2003               2002               2001
Service cost                                             $   387,692        $   269,715        $   316,572
Interest                                                     603,481            580,032            571,295
Expected return on assets                                   (552,988)          (456,422)          (509,194)
Amortization of unrecognized net loss                        178,641             51,850
Amortization of unrecognized transition obligation            16,306             16,306             27,892
Amortization of unrecognized prior service cost              135,393            135,393            184,598
Curtailment charge                                                                                 690,570
                                                         -----------        -----------        -----------

Net pension cost                                         $   768,525        $   596,874        $ 1,281,733
                                                         ===========        ===========        ===========

         The Company's unrecognized benefit obligations existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

                                                           DECEMBER 31,
                                                        2003         2002
Discount rate                                          5.75 %       6.50 %

Average rate of increase in compensation levels
  (non-union only)                                      3.0 %        3.0 %

Expected long-term rate of return on plan assets        8.0 %        8.0 %

         The Company's pension plans weighted-average asset allocations at December 31, 2003 and 2002 by asset category are:

                             DECEMBER 31,
                           2003         2002
Equity securities          82.7%        67.6%
Debt securities            14.7%        17.3%
Other                       2.6%        15.1%
                          -----        -----

Total                     100.0%       100.0%
                          =====        =====

         The Company's investment objectives are (1) to maintain the purchasing power of the current assets and all future contributions; (2) to maximize return within reasonable and prudent levels of risk; (3) to maintain an appropriate asset allocation policy (60% equity securities and 40% debt securities) that is compatible with the actuarial assumptions, while still having the potential to produce positive returns; and (4) to control costs of administering the plan and managing the investments.

         The Company's desired investment result is a long-term rate of return on assets that is at least a 8%. The target rate of return for the plans have been based upon the assumption that returns will approximate the long-term rates of return experienced for each asset class in the Company's investment policy. The Company's investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate prospective. Similarly, the Plan's strategic asset allocation is based on this long-term perspective.

         The Company also sponsors a 401(k) savings plan for substantially all of its employees. The Company provides contributions to the plan only on a discretionary basis. No Company contribution was made for 2003, 2002 and 2001.

10.      CAPITAL STOCK

         The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued and none are outstanding at December 31, 2003 and 2002, respectively.

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

         In September 2002, the Company's Board of Directors authorized the repurchase of up to 500,000 common shares outstanding in open market or privately negotiated transactions through December 31, 2003. Purchases of stock under this program were funded with borrowings from the Company's credit facility. There were 16,400 shares repurchased and retired in 2002 for $84,540 and 483,533 shares repurchased and retired in 2003 for $3,106,156.

         The Company adopted a Stock Option Plan in 1992 which provides for the issuance of options to purchase up to 400,000 common shares of the Company. On October 11, 1995, the Company adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 400,000 common shares of the Company. In May 1998, the Company adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares of the Company. In addition in May 2002, the Board of Directors approved the issuance of a total of 400,000 additional common shares of the Company under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to the Company are eligible to receive options under the Plans. In addition, the Plans provide for the annual issuance of options to purchase 5,000 shares of common stock to each non-employee director of the Company. As of December 31, 2003, the Company is authorized to issue 88,630 options under their existing plans. In January 2004, the Company awarded 80,500 additional options at $22.39 per share.

         The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes all stock option transactions from January 1, 2001 through December 31, 2003:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                                  EXERCISE
                                                SHARES              PRICE
Outstanding at January 1, 2001                  682,500           $   8.64
  Issued                                        283,750               4.04
  Exercised                                      (3,000)              6.00
  Forfeited                                     (51,250)              7.60
                                              ---------           --------

Outstanding at December 31, 2001                912,000               7.27
  Issued                                        194,000               5.79
  Exercised                                     (13,250)              5.39
  Forfeited                                     (69,750)              8.63
                                              ---------           --------

Outstanding at December 31, 2002              1,023,000               6.92
  Issued                                        224,000               6.59
  Exercised                                    (334,500)              7.46
  Forfeited                                     (61,000)              6.80
                                              ---------           --------

Outstanding at December 31, 2003                851,500           $   6.63
                                              =========           ========

Options exercisable at December 31:
  2001                                          604,000           $   8.45
  2002                                          721,625           $   7.67
  2003                                          515,250           $   6.97

         The following table summarizes information about options outstanding at December 31, 2003:

                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
--------------------------------------------------------    -----------------------
                                    AVERAGE    WEIGHTED-                  WEIGHTED-
   RANGE OF                        REMAINING    AVERAGE                    AVERAGE
   EXERCISE                       CONTRACTUAL   EXERCISE                   EXERCISE
    PRICES             NUMBER        LIFE        PRICE       NUMBER         PRICE
$3.875 - $5.00        203,750         4.8      $    4.14    150,625       $    4.10
$5.063 - $5.625       144,500         6.9      $    5.23     12,500       $    5.11
$5.77 - $6.26         249,750         5.0      $    5.82    175,625       $    5.83
$6.40 - $8.875        142,000         4.2      $    7.50    107,000       $    7.80
$8.99 - $15.25        111,500         4.2      $   13.63     69,500       $   15.02
                      -------                               -------
                      851,500                  $    6.63    515,250       $    6.97
                      =======                               =======

         In determining the estimated fair value of each option granted on the date of grant the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively; dividend yield of 0%; expected volatility of 44%; risk-free interest rates of 2.80%, 2.83% and 4.21%; and expected life of 6 years.

11.      COMPREHENSIVE INCOME

         Comprehensive income represents net income plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income, net of tax, are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                      2003               2002               2001
Net income                                         $ 6,039,243       $ 2,843,300        $ 1,530,822
Minimum pension liability, net of tax effect           361,349        (1,480,588)          (831,161)
                                                   -----------       -----------        -----------
Comprehensive income                               $ 6,400,592       $ 1,362,712        $   699,661
                                                   ===========       ===========        ===========

         The 2003, 2002 and 2001 minimum pension liability is net of a deferred tax (expense) benefit of ($154,864), $575,784 and $323,229, respectively.

12.      CLOSURE OF MANUFACTURING OPERATIONS

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

         A reconciliation of the plant closing costs and accrual is as follows:

                                                                        2002 EXPENSE
                                             ACCRUED                     ADJUSTMENTS      ACCRUED                    ACCRUED
                            2001 TOTAL       BALANCE         2002        TO ORIGINAL      BALANCE        2003        BALANCE
                             EXPENSES     DEC. 31, 2001    PAYMENTS       ESTIMATE     DEC. 31, 2002   PAYMENTS   DEC. 31, 2003
Severance:
  Non-union                 $   71,668     $   71,668     $   25,574     $   26,094      $  20,000     $ 14,500     $   5,500
  Union                        292,653
Curtailment of
  pension plan benefits        690,000        690,000        500,000                       190,000                    190,000
Employee benefits               34,223         33,000         31,047          1,953
Factory lease                   90,000         85,000         40,000         45,000
Equipment and
  relocation costs             260,626          5,000                         5,000
Legal and other costs           60,830         18,623         53,667        (35,044)
                            ----------     ----------     ----------     ----------      ---------     --------     ---------

Total                       $1,500,000     $  903,291     $  650,288     $   43,003      $ 210,000     $ 14,500     $ 195,500
                            ==========     ==========     ==========     ==========      =========     ========     =========

         The Company expects no additional restructuring and realignment costs associated with this plan.

13.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                                 YEARS ENDED DECEMBER 31,
                                          2003              2002              2001
Interest                              $ 1,402,743       $ 1,435,505       $ 2,644,998
                                      ===========       ===========       ===========

Federal, state and local
  income taxes - net of refunds       $   206,232       $    68,066       $   (36,309)
                                      ===========       ===========       ===========

         Non-Cash Transaction - increase (decrease) in additional minimum pension liability as follows:

                                                  YEARS ENDED DECEMBER 31,
                                         2003               2002               2001
Deferred pension asset               $  (516,213)       $ 2,056,372        $ 1,154,390
Deferred tax expense (benefit)           154,864           (575,784)          (323,229)
                                     -----------        -----------        -----------

Total                                $  (361,349)       $ 1,480,588        $   831,161
                                     ===========        ===========        ===========

         Accounts payable at December 31, 2003, 2002 and 2001 include a total of $45,582, $2,693 and $5,310, respectively, relating to the additional goodwill accrued in the acquisition of certain assets of Gates-Mills, Inc. in 2003 and the purchase of fixed assets.

14.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:

                         1ST QUARTER       2ND QUARTER      3RD QUARTER      4TH QUARTER      TOTAL YEAR
        2003
Net sales               $ 13,754,941      $ 21,863,148     $ 41,349,824     $ 29,196,840     $106,164,753
Gross margin               3,465,528         6,734,984       13,085,792        9,495,321       32,781,625
Net income (loss)           (622,569)        1,095,819        3,467,595        2,098,398        6,039,243
Net income (loss)
  per common share:
     Basic              $      (0.14)     $       0.27     $       0.84     $       0.50     $       1.44
     Diluted            $      (0.14)     $       0.25     $       0.77     $       0.44     $       1.32

        2002
Net sales               $ 13,749,588      $ 19,194,071     $ 30,453,543     $ 25,561,519     $ 88,958,721
Gross margin               2,340,653         4,937,633        8,852,358        7,299,864       23,430,508
Net income (loss)         (1,227,188)          117,087        2,388,177        1,565,224        2,843,300
Net income (loss)
  per common share:
     Basic              $      (0.27)     $       0.03     $       0.53     $       0.35     $       0.63
     Diluted            $      (0.27)     $       0.03     $       0.52     $       0.34     $       0.62

         No cash dividends were paid during 2003 and 2002.