Form 10-Q
period 2004-03-31
ROCKY SHOES & BOOTS INC
filed 2004-05-07
CIK 895456

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended                                    Commission File Number:
     MARCH 31, 2004                                              0-21026
     --------------                                              -------


                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


              OHIO                                    31-1364046
              ----                                    ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                                  Yes__X__ No____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No__X__

      4,552,476 common shares, no par value, outstanding at April 30, 2004

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                            PAGE
                                                                                           NUMBER
PART I.     FINANCIAL INFORMATION

            Item 1.   Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets
                      March 31, 2004 and 2003 (Unaudited) and December 31, 2003               3

                      Unaudited Condensed Consolidated Statements of Operations
                      for the Three Months Ended March 31, 2004 and 2003                      4

                      Unaudited Condensed Consolidated Statements of Cash Flows
                      for the Three Months Ended March 31, 2004 and 2003                      5

                      Notes to Interim Unaudited Condensed Consolidated Financial
                      Statements                                                            6 -10

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                11 - 15

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk             16

            Item 4.   Controls and Procedures.                                               16

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                      17

            Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchase of
                      Equity Securities                                                      17

            Item 3.   Defaults Upon Senior Securities                                        17

            Item 4.   Submission of Matters to a Vote of Security Holders                    17

            Item 5.   Other Information                                                      17

            Item 6.   Exhibits and Reports on Form 8-K                                       17

SIGNATURE                                                                                    18

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31, 2004     December 31, 2003  March 31, 2003
                                                                              Unaudited                             Unaudited
                                                                             ------------       ------------       ------------
ASSETS:

CURRENT ASSETS:
      Cash and cash equivalents                                              $  1,164,802       $  2,159,050       $  2,391,867
      Trade receivables - net                                                  17,657,161         19,532,287         10,639,471
      Other receivables                                                           842,220            830,131          1,854,435
      Inventories                                                              35,135,584         38,068,187         28,342,873
      Deferred income taxes                                                       959,810            959,810            578,951
      Prepaid expenses                                                          1,132,264          1,045,238          1,748,220
                                                                             ------------       ------------       ------------
           Total current assets                                                56,891,841         62,594,703         45,555,817

FIXED ASSETS - net                                                             17,325,445         17,610,238         18,770,432

DEFERRED PENSION ASSET                                                          1,499,524          1,499,524          1,651,222

DEFERRED INCOME TAXES                                                                --                 --              153,495

OTHER ASSETS                                                                    4,498,312          4,470,371          1,842,517
                                                                             ------------       ------------       ------------

TOTAL ASSETS                                                                 $ 80,215,122       $ 86,174,836       $ 67,973,483
                                                                             ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
      Accounts payable                                                       $  2,082,062       $  2,810,161       $  4,881,731
      Current maturities - long term debt                                         511,006            503,934            488,169
       Accrued expenses:
       Income taxes                                                               380,652          1,929,808               --
       Taxes - other                                                              451,917            372,432            410,500
       Salaries and wages                                                         644,661          1,885,896            712,192
       Plant closing costs                                                         75,500            195,500            210,000
       Other                                                                      346,083            686,934            393,097
                                                                             ------------       ------------       ------------
           Total current liabilities                                            4,491,881          8,384,665          7,095,689

LONG TERM DEBT-less current maturities                                         13,998,680         17,514,994         10,340,806

DEFERRED LIABILITIES                                                            2,057,783          1,890,500          1,687,053
                                                                             ------------       ------------       ------------

TOTAL LIABILITIES                                                              20,548,344         27,790,159         19,123,548

SHAREHOLDERS' EQUITY:
Common stock, no par value;
      10,000,000 shares authorized; issued and outstanding
      March 31, 2004 - 4,532,226; December 31, 2003 -
      4,360,400; March 31, 2003 - 4,051,430                                    36,089,849         34,880,199         32,368,617
      Accumulated other comprehensive loss                                     (1,950,400)        (1,950,400)        (2,311,749)
      Retained earnings                                                        25,527,329         25,454,878         18,793,067
                                                                             ------------       ------------       ------------

           Total shareholders' equity                                          59,666,778         58,384,677         48,849,935
                                                                             ------------       ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 80,215,122       $ 86,174,836       $ 67,973,483
                                                                             ============       ============       ============

See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               March 31,
                                         2004            2003
                                      ------------    ------------
NET SALES                             $ 21,882,089    $ 13,754,941

COST OF GOODS SOLD                      16,263,485      10,289,413
                                      ------------    ------------

GROSS MARGIN                             5,618,604       3,465,528

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                           5,327,691       4,250,606
                                      ------------    ------------

INCOME (LOSS) FROM OPERATIONS              290,913        (785,078)

OTHER INCOME AND (EXPENSES):
      Interest expense                    (258,573)       (196,180)
      Other - net                           74,206          91,873
                                      ------------    ------------
           Total other - net              (184,367)       (104,307)

INCOME (LOSS) BEFORE INCOME TAXES          106,546        (889,385)

INCOME TAX EXPENSE (BENEFIT)                34,095        (266,816)
                                      ------------    ------------

NET INCOME (LOSS)                     $     72,451    $   (622,569)
                                      ============    ============

NET INCOME (LOSS) PER SHARE
      Basic                           $       0.02    ($      0.14)
                                      ------------    ------------
      Diluted                         $       0.01    ($      0.14)
                                      ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
      Basic                              4,428,023       4,363,115
                                      ============    ============
      Diluted                            4,971,569       4,363,115
                                      ============    ============

See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                         2004               2003
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $     72,451       $   (622,569)
Adjustments to reconcile net income (loss) to net cash provided by operating  activities:
     Depreciation and amortization                                        751,090            896,882
     Deferred income taxes                                                   --              172,275
     Deferred compensation and pension - net                              167,283               --
     Loss on sale of fixed assets                                            --                9,194
     Stock issued as directors' compensation                               50,000               --
Change in assets and liabilities:
     Receivables                                                        1,863,037          3,962,426
     Inventories                                                        2,932,603         (5,160,884)
     Other current assets                                                 (87,026)          (481,123)
     Other assets                                                         (34,064)           (46,158)
     Accounts payable                                                    (738,652)         3,184,305
     Accrued and other liabilities                                     (3,171,757)          (161,108)
                                                                     ------------       ------------

        Net cash provided by operating activities                       1,804,965          1,753,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                 (449,621)          (574,056)
Proceeds from sale of fixed assets                                           --                1,955
                                                                     ------------       ------------

     Net cash used in investing activities                               (449,621)          (572,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                                           22,879,008         19,092,057
Payments on long term debt                                            (26,388,250)       (19,237,631)
Purchase of treasury stock                                                   --           (3,106,156)
Proceeds from exercise of stock options                                 1,159,650            185,736
                                                                     ------------       ------------

     Net cash used in financing activities                             (2,349,592)        (3,065,994)
                                                                     ------------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (994,248)        (1,884,855)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                     2,159,050          4,276,722
                                                                     ------------       ------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                        $  1,164,802       $  2,391,867
                                                                     ============       ============

See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES


         NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003

1.       INTERIM FINANCIAL REPORTING

         In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003.

         Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

         The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share would have resulted in the amounts as reported below.

                                                            Three Months Ended March 31,
                                                                2004              2003
                                                            -----------       -----------
         Net income (loss) as reported                      $    72,451       $  (622,569)

         Deduct:  Stock based employee
            compensation expense determined under fair
            value based method for all awards, net              153,015            83,410
                                                            -----------       -----------

         Pro forma net loss                                 $   (80,564)      $  (705,979)
                                                            ===========       ===========

         Earnings (loss) per share:
               Basic - as reported                          $      0.02       $     (0.14)
               Basic - pro forma                            $     (0.02)      $     (0.16)

               Diluted - as reported                        $      0.01       $     (0.14)
               Diluted - pro forma                          $     (0.02)      $     (0.16)

         The pro forma amounts are not representative of the effects on reported net income for future years.

2.       INVENTORIES

         Inventories are comprised of the following:

                                                                March 31, 2004   December 31, 2003    March 31, 2003
                                                                --------------   -----------------    --------------
         Raw materials                                           $  5,091,278       $  5,087,468       $  5,504,857
         Work-in Process                                            1,209,715            878,091          1,314,838
         Finished good                                             27,338,615         31,168,371         20,557,913
         Factory outlet finished goods                              1,720,976          1,299,257          1,137,265
         Reserve for obsolescence or
              lower of cost or market                                (225,000)          (365,000)          (172,000)
                                                                 ------------       ------------       ------------

         Total                                                   $ 35,135,584       $ 38,068,187       $ 28,342,873
                                                                 ============       ============       ============

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and Federal, state and local income taxes was as follows:

                                                    Three Months Ended
                                                         March 31,
                                                   2004               2003
                                              -------------      -------------
         Interest                             $     241,558      $     217,902
                                              =============      =============
         Federal, state and local income
         taxes                                $   1,580,000      $     335,000
                                              =============      =============

         Accounts payable at March 31, 2004 and December 31, 2003 include a total of $10,553 and $45,582, respectively, relating to the purchase of fixed assets.



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

         A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2004 and 2003 is as follows:

                                              March 31,
                                         2004           2003
                                       ---------      ---------
         Basic weighted average
              shares outstanding       4,428,023      4,363,115

         Diluted securities:
              Stock options              543,546           --
                                       ---------      ---------

         Diluted weighted average
              shares outstanding       4,971,569      4,363,115
                                       =========      =========

5.       RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

         In December 2003, the FASB issued Revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises the annual disclosure requirements for pensions and postretirement plans to include additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension and other defined benefit postretirement plans. SFAS No. 132 also revises the interim disclosure requirements to include disclosures of the net periodic benefit costs for each period in which an income statement is presented and the employer's contributions paid and expected to be paid during the current fiscal year, if the contributions are significantly different than previously disclosed amounts. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. For interim-period disclosures, the Statement is effective for interim periods beginning after December 15, 2003. We have adopted this Statement for interim-period disclosures in these condensed consolidated financial statements, and we will adopt the annual disclosures with our December 31, 2004 Form 10-K. The adoption of FAS No. 132 does not have an impact on our financial condition or results of operations, as it pertains only to disclosure provisions.

         In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). We have elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements related to our postretirement benefit plans do not reflect the effects of the Act. The effect of the Act is not expected to have a material effect on our results of operations, cash flows or financial position.

6.       ACQUISITION

         On April 15, 2003, the Company completed the purchase of certain assets from Gates-Mills, Inc. ("Gates"). Under the terms of the Purchase Agreement, Rocky acquired all of the intellectual property of Gates, including ownership of the Gates (R) trademark, selected raw material and finished goods inventory, and certain records in connection with the Gates business in exchange for a total purchase price of $4.9 million.


7.       CAPITAL STOCK

         The Company was authorized to repurchase up to 500,000 shares of our outstanding common shares. Purchases occurred on the open market and/or in privately negotiated transactions as market conditions warranted. During the three-month period ended March 31, 2003, the Company repurchased 483,533 shares at an average price of $6.42. As of March 31, 2003, the Company had purchased a total of 499,933 shares at an average price of $6.38. No additional shares have been repurchased since March 31, 2003.

         For the three months ended March 31, 2004, options for 171,826 of the Company's common stock were exercised at an average price of $6.75.


8.       RETIREMENT PLANS


         SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," generally requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

         Net pension cost of the Company's plans is as follows:

                                                                         MARCH 31,
                                                                   2004            2003

         Service cost                                            $ 128,079       $  96,923
         Interest                                                  161,513         150,870
         Expected return on assets                                (171,074)       (138,247)
         Amortization of unrecognized net loss                      35,411          44,660
         Amortization of unrecognized transition obligation          4,077           4,077
         Amortization of unrecognized prior service cost            33,848          33,848
                                                                 ---------       ---------
         Net pension cost                                        $ 191,854       $ 192,131
                                                                 =========       =========

         The Company's unrecognized benefit obligations existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

                                                                   MARCH 31,
                                                               2004        2003
         Discount rate                                         5.75 %      5.75 %

         Average rate of increase in compensation levels
           (non-union only)                                     3.0 %       3.0 %

         Expected long-term rate of return on plan assets       8.0 %       8.0 %


         The Company's desired investment result is a long-term rate of return on assets that is at least 8%. The target rate of return for the plans have been based upon the assumption that returns will approximate the long-term rates of return experienced for each asset class in the Company's investment policy. The Company's investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the Plan's strategic asset allocation is based on this long-term perspective.

         The Company expects to make contributions to the plan in 2004 of approximately $1.5 million. At March 31, 2004 no Company contribution had been made.

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

                                            PERCENTAGE OF NET SALES

                                              Three Months Ended
                                                  March 31,
                                              2004          2003
                                              ----          ----
         Net Sales                           100.0%        100.0%
         Cost of Goods Sold                   74.3%         74.8%
                                             -----         -----
         Gross Margin                         25.7%         25.2%
                                             -----         -----
         Selling, General and
             Administrative Expenses          24.3%         30.9%
                                             -----         -----
         Income (Loss) from Operations         1.3%         (5.7%)
                                             =====         =====

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2003

Net Sales

Net sales increased to a first quarter record $21.9 million compared to $13.8 million for the same period in 2003. This 59.1% increase was led by higher branded sales and shipments of boots to the U.S. military, which rose $3.1 million and $5.0 million, respectively, from the same period in 2003. Substantial growth was achieved in the ROCKY(R) Work footwear category as well as the Outdoor apparel and footwear categories. Sales of GATES(R) products, a brand that was acquired in the second quarter 2003, contributed $.5 million to the first quarter 2004 net sales increase.

Gross Margin

Gross profit increased to $5.6 million, or 25.7% of net sales for the first quarter 2004 from $3.5 million, or 25.2% of net sales, the prior year. First quarter 2004 gross margins were influenced by the boots produced for delivery to the U.S. military and an increase in sourced product sales. The Company manufactures military boots at lower gross margin than its branded products, while sourced products result in higher gross margin than the Company's overall average. Sourced product sales were 49.6% of net sales for the first quarter 2004 compared to 49.1% for the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $5.3 million, or 24.3% of net sales, for the quarter ended March 31, 2004 compared to $4.3 million, or 30.9% of net sales, the prior year. The increase in SG&A expenses was primarily due to higher commissions that increased $.4 million, distribution costs associated with the growth in branded product sales that increased $.1 million and industry trade show expense that increased $.2 million when compared to a year ago.

Interest Expense

Interest expense was $.3 million in the quarter ended March 31, 2004 compared to $.2 million the prior year. The Company had increased borrowing in the quarter, which was used to finance inventory for the increased level of sales. This was partially offset by lower interest rates in the quarter compared to the first quarter 2003.

Income Taxes

Income tax expense for the quarter ended March 31, 2004 was $.03 million compared to a tax benefit of $.3 million for the same period a year ago. The Company's effective tax rate was 32.0% for the three months ended March 31, 2004 versus 30.0% for the same period in 2003. The increase in the effective tax rate in 2004 over 2003 is due primarily to the increase in sales of sourced products, which are taxed at U.S. effective tax rates.

Liquidity and Capital Resources

The Company principally funds working capital requirements and capital expenditures through income from operations, borrowings under its credit facility and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory because of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. At March 31, 2004, the Company had working capital of $52.4 million versus $38.5 million on the same date last year and $54.2 million at December 31, 2003.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $45.0 million. As of March 31, 2004, the Company had borrowed $9.1 million against its then currently available line of credit of $29.4 million compared with $5.0 million and $13.8 million respectively in the same period of 2003.

The Company generated cash flow from operations of $1.8 million in the first three months of 2004 compared to $1.8 million in the same period of 2003. The collection of accounts receivable and reduction in inventories was partially offset by the reduction in accounts payable and accrued liabilities. The reduction in accrued liabilities was due to the payment of income taxes and incentives that resulted from the record results of fiscal 2003. All of the respective balance sheet fluctuations reflect the seasonal nature of the Company's business, and the increased sales and bookings for the current year.

The principal use of cash flows in investing activities for the first three months of 2004 and 2003 has been for the acquisition and investment in property, plant, and equipment. In the first three months of 2004, property, plant, and equipment expenditures were $.4 million versus $.6 million in the same period of 2003. The current year expenditures primarily represent investments in expansion of the workspace at the Company's distribution center, as well as sales fixtures and displays.

The Company's net cash used in financing activities for the three months ended March 31, 2004 was $2.3 million, comprised of the proceeds from the exercise of stock options of $1.2 million, offset by net reductions on its revolving credit facility and long-term mortgage facility of $3.5 million.

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

Intangible Assets:

The Company had $4.2 million of intangible assets at March 31, 2004 and $4.1 million at December 31, 2003. Goodwill and trademarks are tested for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill nor trademarks were impaired as of December 31, 2003, and no impairment indicators have occurred since that date.

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

There have been no material changes since December 31, 2003.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

                  31.1 Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  Form 8-K dated February 5, 2004, filed with the Securities and Exchange Commission on February 5, 2004 pursuant to Item 12, regarding the Company's net sales for the fourth quarter of 2003 and earnings guidance for 2003.

                  Form 8-K dated February 26, 2004, filed with the Securities and Exchange Commission on February 26, 2004 pursuant to Item 12, regarding the Company's financial results for the fourth quarter and year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROCKY SHOES & BOOTS, INC.


Date:    May 7, 2004                        /s/ James E. McDonald
                                   -----------------------------------------

                                   James E. McDonald, Vice President and
                                   Chief Financial Officer*



*        In his capacity as Vice President and Chief Financial Officer, Mr.
         McDonald is duly authorized to sign this report on behalf of the Registrant.