Form 10-Q
period 2004-06-30
ROCKY SHOES & BOOTS INC
filed 2004-08-04
CIK 895456

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission File Number:
   JUNE 30, 2004                                                0-21026

                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

        OHIO                                             31-1364046
        ----                                             ----------
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

                                 Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

       4,597,476 common shares, no par value, outstanding at July 30, 2004

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                 June 30, 2004 and 2003 (Unaudited) and December 31, 2003                3

                 Unaudited Condensed Consolidated Statements of Operations
                 for the Three Months and Six Months Ended June 30, 2004 and 2003        4

                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the Three Months and Six Months Ended June 30, 2004 and 2003        5

                 Notes to Interim Unaudited Condensed Consolidated Financial
                 Statements                                                           6 - 10

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                11 - 16

         Item 3. Quantitative and Qualitative Disclosures About Market Risk             17

         Item 4. Controls and Procedures                                                17

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                      18

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
                 Equity Securities                                                      18

         Item 3. Defaults Upon Senior Securities                                        18

         Item 4. Submission of Matters to a Vote of Security Holders                    18

         Item 5. Other Information                                                      18

         Item 6. Exhibits and Reports on Form 8-K                                       19

SIGNATURES                                                                              20

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30, 2004                           June 30, 2003
                                                                    Unaudited       December 31, 2003       Unaudited
                                                                  -------------     -----------------     -------------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                        $    492,408       $  2,159,050         $  1,450,044
  Trade receivables - net                                            27,422,370         19,532,287           21,356,964
  Other receivables                                                     863,709            830,131            1,062,552
  Inventories                                                        38,641,868         38,068,187           38,332,365
  Deferred income taxes                                                 959,810            959,810              578,951
  Prepaid expenses                                                    1,105,070          1,045,238            1,706,029
                                                                   ------------       ------------         ------------
    Total current assets                                             69,485,235         62,594,703           64,486,905

FIXED ASSETS - net                                                   19,055,324         17,610,238           18,270,014
DEFERRED PENSION ASSET                                                1,499,524          1,499,524            1,651,222
DEFERRED INCOME TAXES                                                         -                  -              153,495
OTHER ASSETS                                                          4,672,682          4,470,371            3,208,827
                                                                   ------------       ------------         ------------
TOTAL ASSETS                                                       $ 94,712,765       $ 86,174,836         $ 87,770,463
                                                                   ============       ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $  6,829,747       $  2,810,161         $  7,637,974
  Current maturities - long term debt                                   518,226            503,934              490,218
  Accrued expenses:
  Income taxes                                                           45,064          1,929,808                    -
  Taxes - other                                                         491,828            372,432              471,780
  Salaries and wages                                                    988,107          1,885,896              904,834
  Plant closing costs                                                    63,228            195,500              210,000
  Other                                                                 636,805            686,934              753,743
                                                                   ------------       ------------         ------------
    Total current liabilities                                         9,573,005          8,384,665           10,468,549

LONG TERM DEBT-less current maturities                               21,493,872         17,514,994           25,228,589

DEFERRED LIABILITIES                                                  2,225,067          1,890,500            1,842,769
                                                                   ------------       ------------         ------------
TOTAL LIABILITIES                                                    33,291,944         27,790,159           37,539,907

SHAREHOLDERS' EQUITY:

Common stock, no par value;

  10,000,000 shares authorized; issued and outstanding
  June 30, 2004 - 4,587,476; December 31, 2003 - 4,360,400;
  June 30, 2003 - 4,097,930                                          36,396,070         34,880,199           32,653,420
  Accumulated other comprehensive loss                               (1,950,400)        (1,950,400)          (2,311,749)
  Retained earnings                                                  26,975,151         25,454,878           19,888,885
                                                                   ------------       ------------         ------------
    Total shareholders' equity                                       61,420,821         58,384,677           50,230,556
                                                                   ------------       ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 94,712,765       $ 86,174,836         $ 87,770,463
                                                                   ============       ============         ============

 See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three Months Ended                 Six Months Ended
                                               June 30,                          June 30,
                                     ----------------------------     ------------------------------
                                         2004            2003              2004            2003
                                     ------------    ------------     -------------    -------------
NET SALES                            $ 27,433,987    $ 21,863,148     $ 49,316,076     $ 35,618,089

COST OF GOODS SOLD                     19,657,778      15,128,164       35,921,263       25,417,577
                                     ------------    ------------     ------------     ------------

GROSS MARGIN                            7,776,209       6,734,984       13,394,813       10,200,512

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               5,396,376       4,944,319       10,724,067        9,194,925
                                     ------------    ------------     ------------     ------------

INCOME FROM OPERATIONS                  2,379,833       1,790,665        2,670,746        1,005,587

OTHER INCOME AND (EXPENSES):
  Interest expense                       (274,868)       (313,438)        (533,441)        (509,618)
  Other - net                              24,182          88,230           98,388          180,103
                                     ------------    ------------     ------------     ------------
    Total other - net                    (250,686)       (225,208)        (435,053)        (329,515)

INCOME BEFORE INCOME
  TAXES                                 2,129,147       1,565,457        2,235,693          676,072

INCOME TAX EXPENSE                        681,325         469,638          715,420          202,822
                                     ------------    ------------     ------------     ------------

NET INCOME                           $  1,447,822    $  1,095,819     $  1,520,273     $    473,250
                                     ============    ============     ============     ============

NET INCOME PER SHARE
  Basic                              $       0.32    $       0.27     $       0.34     $       0.11
                                     ============    ============     ============     ============
  Diluted                            $       0.29    $       0.25     $       0.31     $       0.11
                                     ============    ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  Basic                                 4,557,954       4,067,353        4,492,989        4,214,417
                                     ============    ============     ============     ============
  Diluted                               5,003,956       4,361,037        4,949,805        4,424,355
                                     ============    ============     ============     ============

 See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended
                                                         June 30,
                                                   2004           2003
                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 1,520,273     $   473,250
Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization                  1,558,687       1,795,013
  Deferred income taxes                            334,567         327,991
  Loss on sale of fixed assets                           -           8,684
  Stock issued as directors' compensation           50,000
Change in assets and liabilities:
  Receivables                                   (7,923,661)     (5,963,184)
  Inventories                                     (573,681)    (13,110,306)
  Other current assets                             (59,832)       (438,932)
  Other assets                                    (214,951)         46,745
  Accounts payable                               3,837,559       5,993,277
  Accrued and other liabilities                 (2,845,538)        453,460
                                               -----------     -----------

    Net cash used in operating activities       (4,316,577)    (10,414,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                        (2,782,106)     (1,039,201)
Acquisition of business                                  -      (3,510,070)
Proceeds from sale of fixed assets                       -          27,955
                                               -----------     -----------

  Net cash used in investing activities         (2,782,106)     (4,521,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                    49,651,822      48,091,811
Payments on long-term debt                     (45,685,652)    (33,347,553)
Purchase of treasury stock                               -      (3,106,156)
Proceeds from exercise of stock options          1,465,871         470,538
                                               -----------     -----------

  Net cash provided by financing activities      5,432,041      12,108,640
                                               -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS           (1,666,642)     (2,826,678)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              2,159,050       4,276,722
                                               -----------     -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $   492,408     $ 1,450,044
                                               ===========     ===========

 See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

      NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003

1.    INTERIM FINANCIAL REPORTING

      In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003.

      Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation.

      The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have resulted in the amounts as reported below.

                                        Three Months Ended June 30,        Six Months Ended June 30,
                                           2004             2003             2004           2003
                                       -------------    -------------    -------------    -----------
Net income as reported                 $   1,447,822    $   1,095,819    $   1,520,273    $   473,250

Deduct: Stock based employee
   compensation expense
   determined under fair value
   based method for all awards, net          276,830       250,230.00          429,845        333,640
                                       -------------    -------------    -------------    -----------

Pro forma net income                   $   1,170,992    $     845,589    $   1,090,428    $   139,610
                                       =============    =============    =============    ===========

Earnings per share:
   Basic - as reported                 $        0.32    $        0.27    $        0.34    $      0.11
   Basic - pro forma                   $        0.26    $        0.21    $        0.24    $      0.03

   Diluted - as reported               $        0.29    $        0.25    $        0.31    $      0.11
   Diluted - pro forma                 $        0.23    $        0.19    $        0.22    $      0.03

      The pro forma amounts are not representative of the effects on reported net income for future years.

2.    INVENTORIES

      Inventories are comprised of the following:

                                 June 30, 2004    December 31, 2003    June 30, 2003
                                 -------------    -----------------    -------------
Raw materials                    $  6,949,144       $  5,087,468       $  8,008,009
Work in process                     1,469,094            878,091          1,617,562
Finished good                      28,878,360         31,168,371         27,602,186
Factory outlet finished goods       1,570,270          1,299,257          1,276,608
Reserve for obsolescence or
  lower of cost or market            (225,000)          (365,000)          (172,000)
                                 ------------       ------------       ------------

Total                            $ 38,641,868       $ 38,068,187       $ 38,332,365
                                 ============       ============       ============


3.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and Federal, state and local income taxes was as follows:

                               Six Months Ended
                                    June 30,
                               2004         2003
                               ----         ----
Interest                    $  503,023    $506,499
                            ==========    ========

Federal, state and local
    income taxes            $2,580,000    $ 80,000
                            ==========    ========

      Accounts payable at June 30, 2004 and June 30, 2003 include a total of $209,474 and $5,084 respectively, relating to the purchase of fixed assets.

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

      A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and six months ended June 30, 2004 and 2003 is as follows:

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                              2004          2003        2004         2003
                              ----          ----        ----         ----
Basic Weighted average
   shares outstanding       4,557,954    4,067,353    4,492,989    4,214,417

Diluted securities:
   Stock options              445,982      293,684      456,816      209,938
                            ---------    ---------    ---------    ---------

Diluted Weighted average
   shares outstanding       5,003,936    4,361,037    4,949,805    4,424,355
                            =========    =========    =========    =========

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

      In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2), which supersedes FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP FAS 106-2 is effective for interim and annual periods beginning after June 15, 2004. The effect of FSP 106-2 is not expected to have a material effect on our results of operations, cash flows or financial position.

6.    ACQUISITION

      On April 15, 2003, the Company completed the purchase of certain assets from Gates-Mills, Inc. ("Gates"). Under the terms of the Purchase Agreement, Rocky acquired all of the intellectual property of Gates, including ownership of the Gates (R) trademark, selected raw material and finished goods inventory, and certain records in connection with the Gates business in exchange for a total purchase price of $4.9 million, of which $3.5 million had been expended through June 30, 2003.

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

      For the six months ended June 30, 2004, options for 224,400 of the Company's common stock were exercised at an average price of $6.46. The outside members of the Board of Directors received a total of 2,676 shares in lieu of cash as part of their director compensation.

8.    RETIREMENT PLANS

      SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," generally requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

      Net pension cost of the Company's plans is as follows:

                                                        Three Months Ended           Six Months Ended
                                                              JUNE 30,                    JUNE 30,
                                                        2004           2003          2004          2003
Service cost                                          $ 128,080     $  96,923     $ 256,159     $ 193,846
Interest                                                 90,758       150,870       252,271       301,740
Expected return on assets                               (86,391)     (138,247)     (257,465)     (276,494)
Amortization of unrecognized net loss                    32,141        44,660        67,552        89,320
Amortization of unrecognized transition obligation        4,076         4,077         8,153         8,154
Amortization of unrecognized prior service cost          33,849        33,848        67,697        67,696

                                                      ---------     ---------     ---------     ---------

Net pension cost                                      $ 202,513     $ 192,131     $ 394,367     $ 384,262
                                                      =========     =========     =========     =========

      The Company's unrecognized benefit obligations existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

                                                           JUNE 30,
                                                        2004     2003
Discount rate                                           5.75%    5.75%

Average rate of increase in compensation levels
  (non-union only)                                       3.0%     3.0%

Expected long-term rate of return on plan assets         8.0%     8.0%

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

      The Company expects to make contributions to the plan in 2004 of approximately $1.5 million. For the six months ended June 30, 2004, no Company contribution had been made.

      In 2001, the Company announced a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. As part of the plan, 67 employees were eliminated and the plan assets were frozen as of September 30, 2001. In April of 2004 the remaining assets of the Union pension plan were used to purchase individual annuities for the terminated employees. No further contributions will be made to the plan.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART 1 - FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with the Interim Unaudited Condensed Consolidated Financial Statements of the Company.

                                       PERCENTAGE OF NET SALES
                              Three Months Ended    Six Months Ended
                                   June 30,              June 30,
                                2004      2003        2004      2003
                                ----      ----        ----      ----
Net Sales                      100.0%    100.0%      100.0%    100.0%
Cost of Goods Sold              71.7%     69.2%       72.8%     71.4%
                               -----     -----       -----     -----
Gross Margin                    28.3%     30.8%       27.2%     28.6%
Selling, General and
  Administrative Expenses       19.7%     22.6%       21.7%     25.8%
                               -----     -----       -----     -----
Income from Operations           8.6%      8.2%        5.5%      2.8%
                               =====     =====       =====     =====

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2003

Net Sales

Net sales increased in the second quarter 2004 to $27.4 million compared to $21.9 million for the same period in 2003. This 25.5% increase was attributable to a 13% increase in branded sales and shipments of boots to the U.S. military. The $2.8 million increase in branded sales was lead by increased sales of GATES(R) products and ROCKY(R) apparel. Shipments of boots for delivery to the U.S. military were $2.8 million in second quarter 2004 compared to none for the same period last year.

Gross Margin

Gross profit was $7.8 million, or 28.3% of net sales for the first quarter 2004 compared to $6.7 million, or 30.8% of net sales, for the same period in the prior year. The decrease in gross margin percentage was due to shipments of boots for delivery to the U.S. military and related start-up costs for these boots in 2004 compared to none for the same period last year. The Company manufactures military boots at lower gross margin than its branded products.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $5.4 million, or 19.7% of net sales, for the quarter ended June 30, 2004 compared to $4.9 million, or 22.6% of net sales, for the same period in the prior year. The decline in SG&A expenses as a percentage of sales was attributable to nominal SG&A expenses related to the sales of boots for delivery to the U.S. military. The increase in SG&A expenses was primarily due to higher advertising expenses that increased $0.2 million, higher commissions that increased $0.1 million, distribution costs associated with the growth in branded product sales that increased $0.1 million and industry trade show expense that increased $0.1 million when compared to a year ago.

Interest Expense

Interest expense was $0.3 million in the second quarter 2004 compared to $0.3 million for the same period the prior year. The Company's funded debt as of June 30, 2004 was $3.7 million below funded debt on the same date last year.

Income Taxes

Income tax expense for the quarter ended June 30, 2004 was $.7 million compared to $.5 million and for the same period a year ago. The Company's effective tax rate was 32.0% for the three months ended June 30, 2004 versus 30.0% for the same period in 2003. The increase in the effective tax rate in 2004 over 2003 is due primarily to the increase in sales of sourced products, which are taxed at U.S. effective tax rates.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Net Sales

Net sales increased in the six months ended June 30, 2004 to $49.3 million compared to $35.6 million for the same period in 2003. This represents a 38.5% increase and is attributable to a $6.0 million increase in branded sales and $7.7 million increase in sales to the U.S. military when compared to the prior year. The branded sales increase was led by sales of GATES(R) products, ROCKY(R) Work footwear and ROCKY(R) apparel categories.

Gross Margin

Gross profit for the six months ended June 30, 2004 was $13.3 million, or 27.2% of net sales compared to $10.2 million, or 28.6% of net sales, the prior year. The decrease in gross margin percentage was due to shipments of boots for delivery to the U.S. military and related start-up costs for these boots in 2004 compared to none for the same period last year. The Company manufactures military boots at lower gross margin than its branded products.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $10.7 million, or 21.7% of net sales, for the six months ended June 30, 2004 compared to $9.2 million, or 25.8% of net sales, the prior year. The increase in SG&A expenses was primarily due to commissions that increased $0.5 million, advertising expenses that increased $0.2 million, distribution costs associated with the growth in branded product sales that increased $0.2 million and industry trade show expense that increased $0.3 million when compared to a year ago.

Interest Expense

Interest expense for the six months ended June 30, 2004 increased to $0.5 million versus $0.5 million for the same period a year ago. The increase in interest is the result of more borrowing on the line of credit in 2004.

Income Taxes

Income taxes for the six months ended June 30, 2004 increased to $.7 million compared to $.2 million and the same period last year. The Company's effective tax rate of 32.0% for the first half of 2004 compares with an effective tax rate 30% for the same period a year ago.

Liquidity and Capital Resources

The Company principally funds working capital requirements and capital expenditures through income from operations, borrowings under its credit facility and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory because of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. At June 30, 2004, the Company had working capital of $59.9 million versus $54.0 million on the same date last year and $54.2 million at December 31, 2003.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $45.0 million. As of June 30, 2004, the Company had borrowed $16.8 million against its then currently available line of credit of $37.1 million compared with $20.4 million and $26.8 million respectively in the same period of 2003.

The Company's cash flow used in operations was $4.3 million in the first six months of 2004 compared to $10.4 million in the same period of 2003. Increases in accounts receivable was partially offset by an increase in accounts payable, both the result of increased sales volume. The reduction in accrued liabilities was due to the payment of income taxes and incentives that resulted from the record operating results of fiscal 2003. Most of the respective balance sheet fluctuations reflect the seasonal nature of the Company's business, and the increased sales and bookings for the current year.

The principal use of cash flows in investing activities for the first six months of 2004 and 2003 has been for the acquisition and investment in property, plant, and equipment. In the first half of 2003 the Company acquired certain assets of Gates-Mills, Inc. In the first six months of 2004, property, plant, and equipment expenditures were $2.8 million versus $1.0 million in the same period of 2003. The Gates-Mills, Inc. assets were acquired for $3.5 million in 2003. The current year expenditures primarily represent investments in expansion of the workspace at the Company's distribution center, retail outlet, as well as sales fixtures and displays.

The Company's net cash provided by financing activities for the six months ended June 30, 2004 was $5.4 million, comprised of the proceeds from the exercise of stock options of $1.4 million, as well as a net increase on its revolving credit facility and long-term mortgage facility of $4.0 million.

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

Pension and post-retirement benefit expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of the Company's plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of the Company's pension and post-retirement benefit plans and related assumptions is included in Note 9, Retirement Plans, to the consolidated financial statements included in the Annual Report on Form 10-K. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with the Company sponsored noncontributory defined benefit pension plans covering the union and non-union workers of the Company. The union plan was frozen in 2001 and no additional benefits have been earned under this plan since that time; the obligations under this plan were settled in April 2004. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.

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

Intangible Assets:

The Company had $4.2 million of intangible assets at June 30, 2004 and $4.1 million at December 31, 2003. Goodwill and trademarks are tested for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill nor trademarks were impaired as of December 31, 2003, and no impairment indicators have occurred since that date.

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

        See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        The 2004 Annual Meeting of Shareholders was held on May 11, 2004, and the following proposals were acted upon:

        Proposal: To elect three Class II Directors of the Company, each to serve for a two-year term expiring at the 2006 Annual Meeting of Shareholders

                             Number of Shares Voted
                      -----------------------------------------
                                    WITHHELD
                         FOR        AUTHORITY       TOTAL
                         ---        ---------       -----
Michael L. Finn       4,084,727       272,353     4,357,080

G. Courtney Haning    4,100,102       256,978     4,357,080

Curtis A. Loveland    3,066,909     1,290,171     4,357,080

Proposal: To approve and adopt the Company's 2004 Stock Incentive Plan.

                Number of Shares Voted
For Stock Incentive Plan                    1,639,183
Against Stock Incentive Plan                1,622,050
Withheld Authority                             16,239
                                            ---------
Total Shares Voted                          3,277,472

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

        (b) Reports on Form 8-K.

            1) Form 8-K dated April 29, 2004, filed with the Securities and Exchange Commission on April 29, 2004 pursuant to Item 12, regarding the Company's financial results for the first quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROCKY SHOES & BOOTS, INC.

Date: August 4, 2004                          /s/ James E. McDonald
                                          -------------------------------------
                                          James E. McDonald, Vice President and
                                          Chief Financial Officer*

* In his capacity as Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.