Form 10-Q
period 2004-09-30
ROCKY SHOES & BOOTS INC
filed 2004-11-03
CIK 895456

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For Quarter Ended                               Commission File Number:
    SEPTEMBER 30, 2004                                     0-21026
    -----------------                               -----------------------

                            ROCKY SHOES & BOOTS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

          OHIO                                           31-1364046
          ----                                           ----------
(State of Incorporation)                    (IRS Employer Identification Number)

                               39 E. CANAL STREET
                             NELSONVILLE, OHIO 45764
                             -----------------------
                    (Address of principal executive offices)

                                 (740) 753-1951
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes [ ] No [X]

     4,620,170 common shares, no par value, outstanding at October 29, 2004

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                           PAGE
                                                                                          NUMBER
PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             September 30, 2004 and 2003 (Unaudited) and December 31, 2003                   3

             Unaudited Condensed Consolidated Statements of Income
             For the Three Months and Nine Months Ended September 30, 2004 and 2003          4

             Unaudited Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2004 and 2003                           5

             Notes to Interim Unaudited Condensed Consolidated Financial Statements        6 - 10

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                   11 - 17

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                     18

     Item 4. Controls and Procedures                                                        18

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                              19

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                    19

     Item 3. Defaults Upon Senior Securities                                                19

     Item 4. Submission of Matters to a Vote of Security Holders                            19

     Item 5. Other Information                                                              19

     Item 6. Exhibits and Reports on Form 8-K                                               19

SIGNATURES                                                                                  20

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30, 2004                              September 30, 2003
                                                              Unaudited          December 31, 2003           Unaudited
                                                         ------------------      -----------------       ------------------
ASSETS :
CURRENT ASSETS:
   Cash and cash equivalents                             $          780,739      $       2,159,050       $        1,374,062
   Trade receivables - net                                       45,522,136             19,532,287               39,806,328
   Other receivables                                                782,285                830,131                  822,451
   Inventories                                                   38,738,153             38,068,187               42,216,415
   Deferred income taxes                                            959,810                959,810                  578,951
   Prepaid expenses                                                 809,482              1,045,238                1,633,904
                                                         ------------------      -----------------       ------------------
       Total current assets                                      87,592,605             62,594,703               86,432,111
FIXED ASSETS - net                                               20,091,910             17,610,238               17,953,270
DEFERRED PENSION ASSET                                            2,499,524              1,499,524                1,651,222
OTHER ASSETS                                                      4,853,982              4,470,371                3,858,374
                                                         ------------------      -----------------       ------------------
TOTAL ASSETS                                             $      115,038,021      $      86,174,836       $      109,894,977
                                                         ==================      =================       ==================
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                      $        6,704,676      $       2,810,161       $        7,775,924
   Current maturities - long term debt                              525,596                503,934                  497,005
   Accrued expenses:
   Income taxes                                                   2,354,207              1,929,808                1,542,626
   Taxes - other                                                    382,846                372,432                  377,883
   Salaries and wages                                             2,270,769              1,885,896                1,992,671
   Other                                                          1,328,492                882,434                1,109,559
                                                         ------------------      -----------------       ------------------
       Total current liabilities                                 13,566,586              8,384,665               13,295,668
LONG TERM DEBT-less current maturities                           32,388,913             17,514,994               40,780,812
DEFERRED LIABILITIES                                              2,495,578              1,890,500                1,954,277
                                                         ------------------      -----------------       ------------------
TOTAL LIABILITIES                                                48,451,077             27,790,159               56,030,757
SHAREHOLDERS' EQUITY:
Common stock, no par value;
   10,000,000 shares authorized; issued and outstanding
   September 30, 2004 - 4,620,170; December 31, 2003-
   4,360,400; September 30, 2003 - 4,126,930                     36,674,834             34,880,199               32,819,489
Accumulated other comprehensive loss                             (1,950,400)            (1,950,400)              (2,311,749)
Retained earnings                                                31,862,510             25,454,878               23,356,480
                                                         ------------------      -----------------       ------------------
       Total shareholders' equity                                66,586,944             58,384,677               53,864,220
                                                         ------------------      -----------------       ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $      115,038,021      $      86,174,836       $      109,894,977
                                                         ==================      =================       ==================

See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                   Three Months Ended             Nine Months Ended
                                      September 30,                 September 30,
                                   2004           2003           2004           2003
                               ------------   ------------   ------------   ------------
NET SALES                      $ 50,052,894   $ 41,349,824   $ 99,368,970   $ 76,967,913
COST OF GOODS SOLD               34,056,404     28,264,032     69,977,667     53,681,609
                               ------------   ------------   ------------   ------------
GROSS MARGIN                     15,996,490     13,085,792     29,391,303     23,286,304

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        8,323,464      7,628,958     19,047,531     16,823,883
                               ------------   ------------   ------------   ------------
INCOME FROM OPERATIONS            7,673,026      5,456,834     10,343,772      6,462,421
OTHER INCOME AND (EXPENSES):
   Interest expense                (422,120)      (437,241)      (955,561)      (946,859)
   Other - net                      (54,404)       (18,744)        43,984        161,359
                               ------------   ------------   ------------   ------------
     Total other - net             (476,524)      (455,985)      (911,577)      (785,500)
                               ------------   ------------   ------------   ------------
INCOME BEFORE INCOME
   TAXES                          7,196,502      5,000,849      9,432,195      5,676,921

INCOME TAX EXPENSE                2,309,143      1,533,254      3,024,563      1,736,076
                               ------------   ------------   ------------   ------------
NET INCOME                     $  4,887,359   $  3,467,595   $  6,407,632   $  3,940,845
                               ============   ============   ============   ============
NET INCOME PER SHARE
   Basic                       $       1.06   $       0.84   $       1.41   $       0.94
                               ============   ============   ============   ============
   Diluted                     $       0.98   $       0.77   $       1.30   $       0.88
                               ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING
   Basic                          4,605,800      4,109,147      4,530,867      4,178,942
                               ============   ============   ============   ============
   Diluted                        4,992,319      4,512,886      4,943,929      4,459,783
                               ============   ============   ============   ============

See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Nine Months Ended September 30,
                                                   2004            2003
                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $    6,407,632   $    3,940,845
Adjustments to reconcile net income to net
   cash used in operating activities:
   Depreciation and amortization                   2,464,937        2,674,593
   Deferred income taxes                                   -          439,499
   Deferred compensation and pension - net          (394,922)         433,939
   Loss on sale of fixed assets                            -            8,743
   Stock issued as directors' compensation            66,885                -
Change in assets and liabilities:
   Receivables                                   (25,942,003)     (24,172,447)
   Inventories                                      (669,966)     (16,994,356)
   Other current assets                              235,756         (366,807)
   Other assets                                     (402,958)         136,614
   Accounts payable                                3,940,097        5,364,170
   Accrued and other liabilities                     760,740        2,701,903
                                              --------------   --------------
     Net cash used in operating activities       (13,533,802)     (25,833,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                          (4,467,840)      (1,444,034)
Acquisition of business                                    -       (3,510,070)
Proceeds from sale of fixed assets                         -           51,029
                                              --------------   --------------
   Net cash used in investing activities          (4,467,840)      (4,903,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                      91,920,037       86,558,753
Payments on long term debt                       (77,024,456)     (56,255,485)
Purchase of treasury stock                                 -       (3,106,156)
Proceeds from exercise of stock options            1,727,750          636,607
                                              --------------   --------------
   Net cash provided by financing activities      16,623,331       27,833,719
                                              --------------   --------------
DECREASE IN CASH AND CASH
EQUIVALENTS                                       (1,378,311)      (2,902,660)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                2,159,050        4,276,722
                                              --------------   --------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                 $      780,739   $    1,374,062
                                              --------------   --------------

See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

      NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

1.    INTERIM FINANCIAL REPORTING

      In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the interim unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to the Shareholders on Form 10-K for the year ended December 31, 2003.

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

                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                           2004           2003              2004           2003
                                           ----           ----              ----           ----
Net income as reported               $   4,887,359   $   3,467,595     $   6,407,632   $   3,940,845

Deduct: Stock based employee
  compensation expense
  determined under fair value
  based method for all awards, net         205,125               -           634,970         333,640
                                     -------------   -------------     -------------   -------------

Pro forma net income                 $   4,682,234   $   3,467,595     $   5,772,663   $   3,607,205
                                     =============   =============     =============   =============

Earnings per share:
  Basic - as reported                $        1.06   $        0.84     $        1.41   $        0.94
  Basic - pro forma                  $        1.02   $        0.84     $        1.27   $        0.86

  Diluted - as reported              $        0.98   $        0.77     $        1.30   $        0.88
  Diluted - pro forma                $        0.94   $        0.77     $        1.17   $        0.82


      The pro forma amounts are not representative of the effects on reported net income for future years.

2.    INVENTORIES

      Inventories are comprised of the following:

                                September 30,   December 31,    September 30,
                                    2004             2003            2002
                                    ----             ----            ----
Raw materials                   $  6,110,035    $  5,087,468    $  5,424,458
Work-in-Process                    1,690,521         878,091         949,095
Finished goods                    29,166,558      31,168,371      34,486,579
Factory outlet finished goods      1,996,039       1,299,257       1,728,283
Reserve for obsolescence or
  lower of cost or market           (225,000)       (365,000)       (372,000)
                                ------------    ------------    ------------

Total                           $ 38,738,153    $ 38,068,187    $ 42,216,415
                                ============    ============    ============

3.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and Federal, state and local income taxes was as follows:

                                  Nine Months Ended
                                    September 30,
                                 2004           2003
                                 ----           ----
Interest                     $  877,324     $  937,343
                             ==========     ==========

Federal, state and local
    income taxes - net       $2,580,000     $   90,000
                             ==========     ==========
Non-cash payments:

Capital lease                $  505,000
                             ==========

      Accounts payable at September 30, 2004 and September 30, 2003 include a total of $45,582 and $177,276, respectively, relating to the purchase of fixed assets.

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

      A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and nine months ended September 30, 2004 and 2003 is as follows:

                                Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                                2004          2003          2004          2003
                                ----          ----          ----          ----
Basic weighted average
  shares outstanding         4,605,800     4,109,147     4,530,867     4,178,942

Diluted securities:
  Stock options                386,519       403,739       413,062       280,841
                             ---------     ---------     ---------     ---------
Diluted weighted average
  shares outstanding         4,992,319     4,512,886     4,943,929     4,459,783
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

6.    ACQUISITION

      On April 15, 2003, the Company completed the purchase of certain assets from Gates-Mills, Inc. ("Gates"). Under the terms of the Purchase Agreement, Rocky acquired all of the intellectual property of Gates, including ownership of the Gates (R) trademark, selected raw material and finished goods inventory, and certain records in connection with the Gates business in exchange for a total purchase price of $4.9 million, of which $3.5 million had been expended through September 30, 2003.

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

      For the nine months ended September 30, 2004, options for 256,200 of the Company's common stock were exercised at an average price of $6.68. The outside members of the Board of Directors received a total of 3,570 shares in lieu of cash as part of their director compensation.

8.    RETIREMENT PLANS

      SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," generally requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

      Net pension cost of the Company's plans is as follows:

                                                        Three Months Ended        Nine Months Ended
                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                         2004        2003         2004          2003
Service cost                                         $ 128,080    $  96,923    $ 384,238    $ 290,769
Interest                                                90,758      150,870      378,406    $ 452,610
Expected return on assets                              (86,391)    (138,247)    (386,198)   $(414,741)
Amortization of unrecognized net loss                   32,141       44,660      101,327    $ 133,980
Amortization of unrecognized transition obligation       4,076        4,077       12,230    $  12,231
Amortization of unrecognized prior service cost         33,849       33,848      101,545    $ 101,544
                                                     ---------    ---------    ---------    ---------

Net pension cost                                     $ 202,513    $ 192,131    $ 591,548    $ 576,393
                                                     =========    =========    =========    =========

      The Company's unrecognized benefit obligations existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

                                                                                  SEPTEMBER 30,
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

      The Company contributed $1.0 million to the plan in the nine months ended September 30, 2004. At this time the Company does not plan any further contributions in 2004.

      In 2001, the Company announced a restructuring plan to consolidate and realign the Company's footwear manufacturing operations. As part of the plan, 67 employees were eliminated and the plan assets were frozen as of September 30, 2001. In April of 2004 the remaining assets of the Union pension plan were used to purchase individual annuities for the terminated employees. In September of 2004, the remaining restructuring accrual balance of $63,228 was recorded as pension liability. No further contributions will be made to the plan.

9.    LONG-TERM DEBT

      On September 18, 2000, the Company entered into a three-year loan and security agreement with GMAC Business Credit, LLC ("GMAC") refinancing its former bank revolving line of credit based on the collateral value of its accounts receivable and inventory. On October 21, 2002 the Company extended the agreement two years. On September 14, 2004, the Company extended the agreement two additional months. This loan and security agreement permits a borrowing base to a maximum of $45,000,000. Interest on the revolving credit facility is payable monthly at GMAC's prime rate, and the entire principal is due November 30, 2005.

      On July 26, 2004 the Second Amendment to Lease Agreement by and between William Brooks Real Estate Company ("Lessor"), an Ohio corporation, 25% of which is currently owned by Mike Brooks, and the Company ("Lessee") was signed. The Lessor agrees to sell and convey to Lessee and the Lessee agrees to buy and pay for the Leased Premises on or before January 31, 2005, for a purchase price of $505,000. The Company believes that these terms are no less favorable to the Company than it could have obtained from unrelated parties. The Company has recorded the lease as a capital lease, and the debt is recorded as a current liability.

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

                                                       PERCENTAGE OF NET SALES
                                        Three Months Ended                Nine Months Ended
                                           September 30,                     September 30,
                                      2004             2003             2004             2003
                                      ----             ----             ----             ----
Net Sales                            100.0%           100.0%           100.0%           100.0%
Cost of Goods Sold                    68.0%            68.4%            70.4%            69.7%
                                     -----            -----            -----            -----
Gross Margin                          32.0%            31.6%            29.6%            30.3%
SG&A expenses                         16.6%            18.4%            19.2%            21.9%
                                     -----            -----            -----            -----
Income from Operations                15.4%            13.2%            10.4%             8.4%
                                     =====            =====            =====            =====

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales

Net sales increased in the third quarter 2004 to $50.1 million compared to $41.3 million for the same period in 2003. This 21.3% increase was attributable to an increase in branded sales of 15.2% and shipments of boots to the U.S. military. The $4.0 million increase in branded sales was lead by increased sales of rugged outdoor and occupational footwear and ROCKY(R) apparel. Shipments of boots for delivery to the U.S. military were $5.1 million in third quarter 2004 compared to none for the same period last year.

Gross Margin

Gross profit was $16.0 million, or 32% of net sales for the third quarter 2004 compared to $13.1 million, or 31.6% of net sales, for the same period in the prior year. The increase in gross margin percentage resulted from the sales mix of increased branded sales with higher gross profit margin, which offset lower profit margins on boots the Company manufactures for delivery to the U.S. military.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $8.3 million, or 16.6% of net sales, for the quarter ended September 30, 2004 compared to $7.6 million, or 18.4% of net sales, for the same period in the prior year. The decline in SG&A expenses as a percentage of sales was attributable to nominal SG&A expenses related to the sales of boots for delivery to the U.S. military. The increase in SG&A expenses was primarily due to expenses related to the Sarbanes-Oxley Act of 2002 of $0.3 million, and distribution costs associated with the growth in branded product sales that increased $0.3 million as compared to a year ago.

Interest Expense

Interest expense was $0.4 million in the third quarter 2004 compared to $0.4 million for the same period the prior year. The Company's funded debt as of September 30, 2004 was $32.9 million. This is $8.4 million or 20.3% below funded debt on the same date last year. The Company's average debt was $31.5 million for the three months ended September 30, 2004, compared with $38.8 the same period in 2003. The average rate of interest for the three months ended September 30 was 5.2% in 2004 compared to 4.4% in 2003.

Income Taxes

Income tax expense for the quarter ended September 30, 2004 was $2.3 million compared to $1.5 million for the same period a year ago. The Company's effective tax rate was 32.1% for the three months ended September 30, 2004 versus 30.7% for the same period in 2003. The increase in the effective tax rate in 2004 over 2003 is due primarily to the increase in sales of sourced products and boots sold to the U. S. military, which are taxed at U.S. effective tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales

Net sales increased in the nine months ended September 30, 2004 to $99.4 million compared to $77.0 million for the same period in 2003. This represents a 29.1% increase and is attributable to a $9.6 million increase in branded sales and $12.8 million increase in sales to the U.S. military when compared to the prior year. The branded sales increase was led by sales of occupational footwear, ROCKY(R) apparel and rugged outdoor footwear.

Gross Margin

Gross profit for the nine months ended September 30, 2004 was $29.4 million, or 29.6% of net sales compared to $23.3 million, or 30.3% of net sales, the prior year. The decrease in gross margin percentage was due to shipments of boots for delivery to the U.S. military and related start-up costs for these boots in 2004 compared to none for the same period last year. The Company sells military boots at lower gross margin than its branded products.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $19.0 million, or 19.2% of net sales, for the nine months ended September 30, 2004 compared to $16.8 million, or 21.9% of net sales, the prior year. The decline in SG&A expenses as a percentage of sales was attributable to nominal SG&A expenses related to the sales of boots for delivery to the U.S. military. The increase in SG&A expenses was primarily due to commissions that increased $0.4 million, advertising expenses that increased $0.3 million, distribution costs associated with the growth in branded product sales that increased $0.5 million, industry trade show expense that increased $0.3 million and expenses related to the Sarbanes-Oxley Act of 2002 that increased $0.3 when compared to a year ago.

Interest Expense

Interest expense for the nine months ended September 30, 2004 increased to $1.0 million versus $0.9 million for the same period a year ago. The increase in interest is the result of a higher effective rate of interest for the nine months ended September 30, 2004. The Company's average debt was $21.3 million for the nine months ended September 30, 2004, compared with $22.7 the same period in 2003. The average rate of interest for the nine months ended September 30 was 6.0% in 2004 compared to 5.6% in 2003.

Income Taxes

Income taxes for the nine months ended September 30, 2004 increased to $3.0 million compared to $1.7 million the same period last year. The Company's effective tax rate of 32.1% for the nine months ended September 30, 2004 compares with an effective tax rate 30.6% for the same period a year ago. The increase in the effective tax rate in 2004 over 2003 is due primarily to the increase in sales of sourced products and boots sold to the U.S. military, which are taxed at U.S. effective tax rates.

Liquidity and Capital Resources

The Company principally funds working capital requirements and capital expenditures through income from operations, borrowings under its credit facility and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory because of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. At September 30, 2004, the Company had working capital of $74.0 million versus $73.1 million on the same date last year and $54.2 million at December 31, 2003.

The Company's line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $45.0 million. As of September 30, 2004, the Company had borrowed $27.8 million against its then currently available line of credit of $44.3 million compared with $35.7 million and $41.5 million respectively in the same period of 2003.

The Company's cash flow used in operations was $13.5 million in the first nine months of 2004 compared to $25.8 million in the same period of 2003. Increases in accounts receivable was partially offset by an increase in accounts payable, both the result of increased sales volume.

The increase in accrued liabilities was due to the increase of income taxes that resulted from the increased year-to-date operating results of fiscal 2004. Most of the respective balance sheet fluctuations reflect the seasonal nature of the Company's business, and the increased sales and bookings for the current year.

The principal use of cash flows in investing activities for the first nine months of 2004 and 2003 has been for the acquisition and investment in property, plant, and equipment. In the first nine months of 2003 the Company acquired certain assets of Gates-Mills, Inc. The Gates-Mills, Inc. assets were acquired for $3.5 million in 2003. In the first nine months of 2004, property, plant, and equipment expenditures were $4.5 million versus $1.4 million in the same period of 2003. The current year expenditures primarily represent investments in expansion of the workspace at the Company's distribution center, retail outlet, as well as sales fixtures and displays.

The Company's net cash provided by financing activities for the nine months ended September 30, 2004 was $16.6 million, comprised of the proceeds from the exercise of stock options of $1.7 million, as well as a net increase on its revolving credit facility and long-term mortgage facility of $14.9 million.

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

Revenue Recognition:

Customer sales are recognized when revenue is realized and earned. The Company recognizes revenue when the risk and title passes to the customer. Customer sales are recorded net of allowances for estimated returns, trade promotions and other discounts, which are recognized as a deduction from sales at the time of sale.

Sales returns and allowances:

Revenue principally consists of sales to customers, and, to a lesser extent, license fees. Revenue is recognized upon passage of title to customers, while license fees are recognized when earned. The Company records a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from the Company's estimates. If the Company determines that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made.

Accounts receivable allowances:

Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management also records estimates for discounts offered to customers. Should a greater proportion of customers return goods and take advantage of discounts than estimated by the Company, additional allowances may be required.

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

Pension benefits:

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed at least annually.

Pension and post-retirement benefit expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of the Company's plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of the Company's pension and post-retirement benefit plans and related assumptions is included in
Note 9, Retirement Plans, to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with the Company sponsored noncontributory defined benefit pension plans covering the union and non-union workers of the Company. The union plan was frozen in 2001 and no additional benefits have been earned under this plan since that time; the obligations under this plan were settled in April 2004. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.

Income taxes:

Currently, management has not recorded a valuation allowance to reduce its deferred tax assets. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Finally, if the Company decided to repatriate all or a portion of its earnings in its Five Star subsidiary to the United States, the Company's effective tax rate would increase.

Intangible Assets:

The Company had $4.3 million of intangible assets at September 30, 2004 and $4.1 million at December 31, 2003. Goodwill and trademarks are tested for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill nor trademarks were impaired as of December 31, 2003, and no impairment indicators have occurred since that date.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

      None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

Item 3.  Defaults Upon Senior Securities.

      None

Item 4.  Submission of Matters to a Vote of Security Holders.

      None

Item 5.  Other Information.

      None

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            10.1 Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company.

            31.1 Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            1) Form 8-K dated July 27, 2004, filed with the Securities and Exchange Commission on July 29, 2004 pursuant to Item 12, regarding the Company's financial results for the second quarter ended June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROCKY SHOES & BOOTS, INC.

Date: November 3, 2004                         /s/ James E. McDonald
                                          --------------------------------------
                                          James E. McDonald, Vice President and
                                          Chief Financial Officer*

      * In his capacity as Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.