Form 10-K
period 2004-12-31
ROCKY SHOES & BOOTS INC
filed 2005-03-16
CIK 895456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER: 0-21026

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

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $95,775,838 on June 30, 2004.

      There were 5,200,021 shares of the Registrant's Common Stock outstanding on March 1, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                     PART I
                                                                                    PAGE
Item 1.     Business.                                                                 3
Item 2.     Properties.                                                              14
Item 3.     Legal Proceedings.                                                       15
Item 4.     Submission of Matters to a Vote of Security Holders.                     15

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuers Purchases of Equity Securities.                              15
Item 6.     Selected Consolidated Financial Data.                                    16
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operation.                                                    17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.              26
Item 8.     Financial Statements and Supplementary Data.                             27
Item 9.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.                                                    28
Item 9A.    Controls and Procedures.                                                 28
Item 9B.    Other Information.                                                       30

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.                      30
Item 11.    Executive Compensation.                                                  30
Item 12.    Security Ownership of Certain Beneficial Owners and Management.          30
Item 13.    Certain Relationships and Related Transactions.                          30
Item 14.    Principal Accountant Fees and Services.                                  30

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules.                              30

SIGNATURES                                                                           35

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

                                     PART I

ITEM 1. BUSINESS.

      At December 31, 2004, Rocky Shoes & Boots, Inc. had three subsidiaries:
Five Star Enterprises Ltd. ("Five Star"), a Cayman Islands corporation, which operates a manufacturing facility in La Vega, Dominican Republic; Lifestyle Footwear, Inc. ("Lifestyle"), a Delaware corporation, which operates a manufacturing facility in Moca, Puerto Rico; and Rocky Canada, Inc., an Ontario corporation, a sales and distribution operation in Waterloo, Ontario. Unless the context otherwise requires, all references to "Rocky" or the "Company" include Rocky Shoes & Boots, Inc. and its subsidiaries.

      On December 6, 2004, the Company announced a definitive agreement to acquire EJ Footwear Group, consisting of three subsidiaries, EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC. EJ Footwear Group and its subsidiaries were owned by SILLC Holdings LLC. The Company announced the completion of this acquisition on January 6, 2005. (See Note 2 "Acquisitions" in the financial statements).

OVERVIEW

      The Company is the successor to the business of The Wm. Brooks Shoe Company, a company established in 1932 by William Brooks, who was later joined by F. M. Brooks, the grandfather of the Company's current Chairman and Chief Executive Officer, Mike Brooks. The business was sold in 1959 to a company headquartered in Lancaster, Ohio. John W. Brooks, the father of Mike Brooks, remained as an employee of the business when it was sold. In 1975, John W. Brooks formed John W. Brooks, Inc. (later known as Rocky Shoes & Boots Co. ("Rocky Co.")) as an Ohio corporation, reacquired the Nelsonville, Ohio operating assets of the original company and moved the business's principal executive offices back to Nelsonville, Ohio. In 1993, the Company, Rocky Co., Lifestyle and Five Star were parties to reorganization prior to the Company's initial public offering. In 1996, Rocky Co. was merged with and into the Company, and in 2003 Rocky Canada, Inc. was established resulting in the Company's present corporate structure. In April 2003, the Company acquired certain assets of Gates-Mills, Inc., including the Gates brand name.

      In January 2005 the Company acquired EJ Footwear Group, consisting of three subsidiaries, EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC. EJ Footwear Group is also a licensee of the Dickies and John Deere brands for footwear. This acquisition expanded the Company's portfolio of branded products, and is expected to further strengthen its market position in footwear and related apparel and accessories. The total purchase price, including a closing date working capital adjustment, for 100% of the equity was $91.2 million in cash plus 484,261 shares of Rocky Common Stock value at $11,573,000 (valued at $10 million in the definitive agreement). Effective with the closing of this transaction, Rocky entered into agreements with GMAC Commercial Finance LLC and American Capital Strategies, Ltd. for credit facilities totaling $148 million to fund the acquisition and replace its existing revolving credit facility.

      In the past, the Company has benefited from a relatively low effective tax rate. Rocky and Lifestyle are subject to U.S. Federal income taxes. Five Star is incorporated in the Cayman Islands and conducts its operations in a "free trade zone" in the Dominican Republic and, accordingly, is currently not subject to Cayman Islands or Dominican Republic income taxes. In 2003, as a result of the formation of Rocky Canada, Inc., the Company is now subject to Canadian income tax. At December 31, 2004, a provision of $157,000 has been made for U.S. taxes on the repatriation of $3,000,000 of accumulated undistributed earnings of Five Star through December 31, 2004. At December 31, 2004, after the planned repatriation above, approximately $6,839,000 is remaining that would become taxable upon repatriation to the United States. During 2005, the Company will complete its evaluation of foreign earnings and may repatriate up to an additional $5,000,000 of accumulated undistributed earnings, which could result in up to $260,000 of additional tax.

      The Company operates in one financial reporting segment, footwear and related apparel and accessories. Financial information, including revenues, pre-tax income, and assets are included in the consolidated financial statements.

      ROCKY(R), GATES(R), DURANGO(R), GEORGIA BOOT(R), AND LEHIGH(R) are federally registered trademarks of Rocky Shoes & Boots, Inc. This report also refers to trademarks of corporations other than the Company. See "Business - Patents, Trademarks and Trade Names."

STRATEGY

      The Company's objective is to design, supply and market innovative, high performance, branded footwear and related apparel and accessories that enhance shareholder value while improving the quality of life of our employees, customers and the communities in which we operate. Key elements of the Company's strategy are as follows:

      Leverage the portfolio of brands. The Company believes the ROCKY, GATES, DURANGO, GEORGIA BOOT and LEHIGH SAFETY SHOES brands are recognizable and established names for performance and quality conscious consumers in the rugged outdoor and occupational segments of the men's footwear market. Additionally, the Company is a licensee of the Dickies and John Deere brands. The Company plans to continue leveraging these brands with emphasis on the rugged outdoor and occupational shoe markets, including recent product introductions in the western work boot segment of the occupational market, and complementary apparel and accessories in an effort to extend these brands.

      Build customer and consumer relationships. The Company plans to improve customer and consumer relationships through innovative sales and marketing methods. These enhanced relationships will enable the Company to better understand and satisfy its customers' and consumers' needs.

      Maximize benefit of current infrastructure. The Company plans to more extensively utilize significant investments made in distribution and information systems. These systems will enable the Company to better service its customers in a more cost efficient manner.

      Focus future investment. The Company plans to continue as the leader in design and engineering of new and innovative products, especially for the rugged outdoor and occupational markets, and to focus future investments on achieving this goal.

      Expand product sourcing. The Company plans to emphasize product sourcing over its own manufacturing as it grows. The Company's sourced products represented approximately 63% of net sales in 2004. EJ Footwear Group, which was acquired in January 2005, is expected to double the Company's 2004 business and sources 100% of its products. The Company plans to source products which are manufactured to its specifications by independent manufacturers in the Far East. This enables the Company to offer products for sale at price points that cannot generally be achieved with products manufactured in its own plants in Puerto Rico and the Dominican Republic.

PRODUCT LINES

      The Company's product lines in 2004 consisted of rugged outdoor, occupational, military and casual footwear and outdoor apparel and Gates gloves. ROCKY branded products emphasize quality, patented materials, such as GORE-TEX waterproof breathable fabric, CORDURA nylon fabric, CAMBRELLE cushioned lining and THINSULATE thermal insulation. DURANGO and GEORGIA BOOT, acquired in January 2005 through the acquisition of EJ Footwear Group, include some of the same quality materials as well as Comfort Core(R) Insole Technology and SPR(R) leather.

The following table summarizes the Company's product lines:

                                                            SUGGESTED
                                                              RETAIL
PRODUCT LINE                    TARGET MARKET                 PRICE                     DISTRIBUTION CHANNELS
--------------     ------------------------------------     ----------     --------------------------------------------------
RUGGED OUTDOOR     Hunters and outdoorsmen                  $59 - $259     Sporting goods stores, outdoor specialty stores,
                                                                           mail order catalogs, independent retail stores and
                                                                           mass merchandisers

OCCUPATIONAL       Law enforcement and military             $69 - $179     Retail uniform stores, mail order catalogs,
                   personnel, security guards, work                        specialty safety stores, shoemobiles and farm
                   western, postal workers, paramedics,                    stores.
                   industrial workers and construction
                   workers

  MILITARY         U. S. Government                             NA         U.S. government supply chain

   CASUAL          Retail customers of premium casual       $69 - $189     Independent retail stores, sporting goods stores,
                   wear                                                    mail order catalogs and sporting goods stores

  APPAREL          Hunters, outdoorsmen and                  $7 - $200     Sporting goods stores, outdoor specialty stores,
                   occupational workers                                    mail order catalogs, independent retail stores and
                                                                           mass merchandisers

  GATES            Skiers, hunters and outdoorsmen and        $7 - $70     Sporting goods stores, outdoor specialty stores,
                   retail customers of premium casual                      mail order catalogs, independent retail stores and
                   wear                                                    mass merchandisers

      Rugged Outdoor Footwear. Rugged outdoor footwear, the Company's largest product line in Fiscal 2004, had net sales of $46.6 million, or 35.3%, of total net sales. Warm weather conditions in the Company's markets during the fall and winter months of Fiscal 2004 adversely impacted sales for the year. The Company's rugged outdoor footwear line consists of all season sport/hunting boots that are typically waterproof and insulated and a line of rubber footwear. These products are designed to keep outdoorsmen comfortable in extreme conditions. Most of the Company's rugged outdoor footwear styles have outsoles which are designed to provide excellent cushioning and traction. Although Rocky's rugged outdoor footwear is regularly updated to incorporate new camouflage patterns, the Company believes its products in this category are relatively insensitive to changing fashion trends.

      Occupational Footwear. Occupational footwear, the Company's second largest product line in Fiscal 2004, had sales of $40.8 million, or 30.9%, of net sales. The growth in occupational footwear sales is attributable to solid gains in the work category, especially work western boots. All occupational footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable and are typically worn by people who are required to spend a majority of their time at work on their feet. This product category includes work/steel toe footwear designed for industrial, construction and manufacturing workers who demand leather work boots that are durable, flexible and comfortable, work western, and black duty footwear sold to security guards and law enforcement agents.

      Military Footwear. Sales of military footwear were $18.5 million in Fiscal 2004, representing 14.0% of net sales. These sales were attributable to two subcontracts to produce boots for the U.S. military that were awarded in September 2003 and March 2004.

      Casual Footwear. Sales of the Company's casual footwear were $2.4 million in Fiscal 2004, representing 1.8% of net sales. The Company's casual products target the upscale segment of the market and include well-styled, comfortable leather shoes of a variety of constructions, including traditional hand sewn. Most of the Company's footwear in this segment is waterproof and highly functional for outdoor activity.

      Apparel. Sales of apparel products were $8.9 million in Fiscal 2004, representing 6.7% of net sales. The Company began marketing outdoor gear consisting of hunting apparel in 2002 and extended this product line to the occupational market in February 2004. Apparel is currently marketed through the Company's rugged outdoor footwear and occupational channels, respectively, and is designed to leverage the Company's reputation within these lines by offering products directly complementary to the specific needs of hunters, outdoorsmen, and occupational workers.

      Gates gloves. In April 2003 the Company acquired certain assets of Gates-Mills, Inc., including the Gates brand name. Sales of Gates branded products were $9.6 million in Fiscal 2004, representing 7.3% of net sales. Gates branded products are primarily hunting, ski and dress gloves.

      Factory outlet stores. The Company's factory outlet stores had $4.0 million in sales for Fiscal 2004, representing 3.0% of net sales. These stores operate in Nelsonville, Ohio and Edgefield, South Carolina. The Edgefield, South Carolina store was opened in August 2002. The outlet stores primarily sell first quality products, factory damaged goods and close-outs from the Company and Rocky licensed products. Related products from other manufacturers are also sold in these stores. Fiscal 2004 net sales were adversely impacted by warm weather in the fall and winter months.

      Other. Sales of other products were $1.4 million in Fiscal 2004, representing 1.0% of net sales. The Company manufactures and/or markets a variety of accessories, including innersole support systems, foot warmers, laces and foot powder.

      Net sales composition. The following table indicates the percentage of net sales derived from each major product line and the factory outlet stores for the periods indicated. Historical percentages may not be indicative of the Company's future product mix.

                                     FISCAL       FISCAL       FISCAL
                                      2004         2003         2002
                                     ------       ------       ------
Rugged outdoor ...............         35.3%        45.3%        46.7%
Occupational .................         30.9         32.6         33.3
Military .....................         14.0          0.4          7.2
Casual .......................          1.8          2.4          2.6
Apparel ......................          6.7          4.2          3.1
Gates gloves .................          7.3          9.6           --
Factory outlet stores ........          3.0          4.3          4.6
Other ........................          1.0          1.2          2.5
                                     ------       ------       ------
                                      100.0%       100.0%       100.0%
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

SALES, MARKETING AND ADVERTISING

      The Company has developed comprehensive marketing and advertising programs to gain national exposure and create brand awareness for its portfolio of branded products in target markets. By creating strong brand awareness, the Company seeks to increase the general level of retail demand for its products, expand the customer base and increase brand loyalty. The Company's footwear and apparel is sold by more than 3,000 retail and mail order companies in the United States and Canada. One customer, which represented sales of military footwear, accounted for 14% of the Company's revenues in Fiscal 2004. The Company believes the loss of any single customer would not have a material adverse effect on the Company's financial position.

      The Company's sales and marketing personnel are responsible for developing and implementing all aspects of advertising and promotion of the Company's products. In addition, the Company maintains a network of sales representatives who sell the Company's products throughout the United States and Canada. During Fiscal 2004, these representatives were either independent representatives who carried ROCKY and GATES branded products as well as other non-competing products or company employees who carried the ROCKY and GATES branded products exclusively.

      The Company advertises and promotes its brands through a variety of methods, including product packaging, national print and television advertising and a telemarketing operation. In addition, the Company attends numerous tradeshows, which have historically been an important source of new orders, and also works to establish its portfolio of brands within the trade industry. The Company's marketing personnel have developed a product list, product catalog and dealer support system which includes attractive point-of-sale displays and co-op advertising programs.

      The Company believes its long-term reputation for quality has increased awareness of its portfolio of brands. To further increase the strength of its brands, the Company has targeted the majority of its advertising efforts toward consumers. A key component of this strategy includes advertising through cost-effective cable broadcasts and national print publications aimed at audiences which share the demographic profile of the Company's typical customers. The Company's print advertisements and television commercials emphasize the waterproof nature of the Company's products as well as its high quality, comfort, functionality and durability. Management believes that by continuing to target consumers, its portfolio of brands will become more recognizable and establish the Company as an overall leader in the industry leading to greater retail demand for the product.

MANUFACTURING AND SOURCING

      The Company manufactures footwear in the Company's facilities located in the Dominican Republic and Puerto Rico, and sources footwear, apparel and accessories from factories in the Far East.

      Approximately 37% of the Company's Fiscal 2004 net sales were attributable to products produced in its own facilities in the Dominican Republic and Puerto Rico. The Company also sources products from manufacturers in the Far East, primarily China, which accounted for approximately 63% of net sales in Fiscal 2004. A greater portion of the Company's products are expected to be sourced in the future following the acquisition of EJ Footwear Group in January 2005 because substantially all EJ Footwear Group's products are sourced. The Company can generally achieve higher initial gross margins on sourced products. The Company sources products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with its portfolio of brands.

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

      The Company's products are distributed nationwide and in Canada from the Company's finished goods distribution facilities located near Logan, Ohio and Waterloo, Ontario, respectively. With the acquisition of EJ Footwear Group, the Company's products are also distributed nationwide from an outsourced distribution facility in Tunkhannock, Pennsylvania.

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

      GORE-TEX waterproof fabric is purchased under license directly from W. L. Gore & Associates, Inc. ("Gore"). A majority of the Company's footwear incorporates GORE-TEX waterproof breathable fabric. The Company, which has been a customer of Gore since 1980, was the first footwear manufacturer licensed by Gore to manufacture, promote, sell and distribute footwear worldwide using GORE-TEX waterproof breathable fabric. The Company is currently one of the largest customers of GORE-TEX waterproof breathable fabric for footwear. Although other waterproofing techniques or materials are available, the Company places a high value on its GORE-TEX license because the GORE-TEX trade name has high brand name recognition and the GORE-TEX waterproof breathable fabric used in the manufacture of ROCKY and GEORGIA BOOT footwear has a reputation for quality and proven performance.

      Under the Company's licensing agreement with Gore, a prototype or sample of each style of ROCKY shoe or boot designed and produced by the Company that incorporates GORE-TEX waterproof breathable fabric must be tested and approved by Gore before the Company is permitted to manufacture or sell commercial quantities of that style of footwear. Gore's testing involves immersing the Company's footwear prototype for days in a water exclusion tester and flexing the prototype 500,000 times, simulating a 500-mile march through several inches of water. The prototype is then placed in a sweat absorption and transmission tester to measure "breathability," which is the amount of perspiration that can escape from the footwear.

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

SEASONALITY AND WEATHER

      The Company has historically experienced significant seasonal fluctuations in the sale of rugged outdoor footwear, apparel and accessories. A majority of orders are placed in January through April for delivery in July through October. In order to meet demand, the Company must manufacture rugged outdoor footwear year round to be in a position to ship advance orders for these products during the last two quarters of each calendar year. Accordingly, average inventory levels have been highest during the second and third quarters of each calendar year and sales have been highest in the last two quarters of each calendar year. Because of seasonal fluctuations, there can be no assurance that the results for any particular interim period will be indicative of results for the full year or for future interim periods.

      Many of the Company's products, particularly its rugged outdoor footwear and apparel lines, are used by consumers in cold or wet weather. Mild or dry weather conditions can have a material adverse effect on sales of the Company's products, particularly if they occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future quarter or year.

      Retailers in general have begun placing orders closer to the rugged outdoor selling season. This historically increased the Company's business risk because it had to produce and carry inventories for relatively longer periods. In addition, the later placement of orders could change the historical pattern of orders and sales and increase the seasonal fluctuations in the Company's business. There can be no assurance that the results for any particular interim period or year will be indicative of results for the full year or for any future interim period or year. The acquisition of EJ Footwear Group in January 2005 is expected to double the Company's Fiscal 2004 business and is expected to significantly increase sales of occupational products. As a result, the Company's risk to seasonality and weather is expected to decline beginning in Fiscal 2005 since occupational footwear is sold throughout the year.

BACKLOG

      At December 31, 2004, backlog was $8.7 million, including approximately $3.3 million related to a military contract. At December 31, 2003, backlog was $11.4 million, including approximately $5.7 million related to a military contract. Because a majority of the Company's orders are placed in January through April for delivery in July through October, the Company's backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on the Company's backlog and, therefore, the Company's backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by customers prior to shipment without penalty. The Company's contracts to produce boots for delivery to the U.S. military generally include specific quantities and intervals for shipment.

PATENTS, TRADEMARKS AND TRADE NAMES

      The Company owns numerous design and utility patents for footwear and footwear components (such as insoles and outsoles) in the United States and in foreign countries including Canada, Mexico, People's Republic of China, and Taiwan. The Company is not aware of any infringement of its patents or that it is infringing any patents owned by third parties.

      The Company owns United States federal registrations for its marks ROCKY(R), ROCKY BOOTS and Design(R) (which claims a ram's head Design as part of the mark), ROCKY and Design(R) (which claim a ram's head Design as part of the mark), ROCKY and Design(R) (which claims a mountain range and ram's head inside a triangle), ADIRONDACK COLLECTION(R), ADVANTA-FLEX(R), ALPHA FORCE(R), AOG(R), AQUA GUARD(R), ARCTIC TOE(R), ASTRO(R), BARCLAY(R), BARNSTORMERS and Design(R) (which claims an airplane on a path through the word), BEACON STRATEGIC RESOURCING(R), BEAR CLAW(R), BOOTS UNLIMITED(R), CAMO-TEK(R), CHIEFTAN(R), COMFORT CORE(R), COOL NOTES(R), CORNSTALKERS(R), D-TECH(R), DURANGO(R), DURANGO and Design(R) (which claims the fanciful head of a cowboy), DURANGO and Design(R) (which claims a footprint), EJ and Design (which claims the stylized letters "EJ" inside of a square)(R), FARM & RANCH(R), FARM MASTERS(R), FIRSTMED(R), FIT FOR SAFETY(R), FIT FOR WORK(R), FLX-POINT(R), GATES(R), GATES GLOVES(R), GATES LIGHT (Stylized)(R), GATES ULTRA LITE(R), GEORGIA BOOT(R), GEORGIA BOOT and Design(R) (which claims a large male character with the mark in the body), INDUSTRY WORKS IN LEHIGH SAFETY SHOES(R), L and Design(R) (which claims the letter "L" inside a diamond), LEHIGH(R), LEHIGH FOOTSHIELDS(R) (in stylized letters), LOCKRIM(R). LONGBEARD(R), LSR(R) (in stylized letters), MIRA-LUG(R), MUD DOG(R) (in stylized letters), NORTHLAKE(R), NUGUARD 75(R), PARACORD(R), PARACREPE(R), PONDEROSA(R), PROHUNTER(R), PROMISE PLUS(R), ROCKY and Design(R) for cigars, ROCKY ELIMINATOR(R), ROCKY 911 SERIES and Design(R), SAWBLADE(R), SHADES OF THE OLD WEST(R), SHIELD TOE(R), SIGNATURE TOUR QUALITY FOOTWEAR(R), SILENTHUNTER(R), SNAKE RIVER(R), SNOW STALKER(R), SPORTSET(R), STALKERS(R), SWAMPERS(R), TAC-TEAM(R), TORQUE SUSPENSION SYSTEM(R), TRAIL KING(R), TRIAD(R), US*1 and Design(R) (which claims "US*1" in the upper left corner of a flag), X-10 ULTRASOLE(R) and WILD WOLF(R).

      Additional mark variations for ROCKY(TM) and Design (which claims a ram's head Design as part of the mark), BIG MOUNTAIN(TM), CLIMATRAC(TM), CONSTRUX(TM), G and Design(TM), GATES(TM), GATES SMART GLOVE(TM), GEORGIA GIANT(TM), MUD LITE(TM), MUD MASTER(TM), PRO-HIKER(TM), PROTECH(TM), SMART GLOVE BY GATES(R), and WHATEVER IT TAKES(TM), are the subject of pending United States federal applications for registration.

      In addition, the Company uses and has common law rights in the marks ROCKY(R) MOUNTAIN STALKERS(R), and other ROCKY(R) marks.

      With the acquisition of EJ Footwear Group, the Company has increased distribution of its goods in several foreign countries, including individual countries in Western Europe (as well as the European Union), Canada, Japan, People's Republic of China, Taiwan, and Australia. The Company has received trademark registrations of its marks COMFORT CORE(R), DURANGO(R), FARM & RANCH(R), FIT FOR SAFETY(R), FIT FOR WORK(R), GEORGIA BOOT(R), LEHIGH(R), NORTHLAKE(R), PROMISE PLUS(R), and ROCKY(R) in certain of these countries.

      The Company also uses in its advertising and in other documents the following trademarks owned by corporations other than the Company: GORE-TEX(R) and CROSSTECH(R) are registered trademarks of W.L. Gore & Associates, Inc.; CORDURA(R) is a registered trademark of E.I. DuPont de Nemours and Company; THINSULATE(R) is a registered trademark of Minnesota Mining and Manufacturing Company; and CAMBRELLE(R) is a trademark of Koppers Industries, Inc. As part of the acquisition of EJ Footwear Group, the Company acquired a license to use various trademarks owned by Deere & Company, including JOHN DEERE(R) and NOTHING RUNS LIKE A DEERE(R). Also as part of the acquisition of EJ Footwear Group, the Company acquired a license to use various trademarks owned by Williamson-Dickie Manufacturing Company, including DICKIES(R) and DICKIES THE BRAND THAT WORKS!(R). The Company is not aware of any material conflicts concerning its marks or its use of marks owned by other corporations.

COMPETITION

      The Company operates in a very competitive environment. Product function, design, comfort, quality, technological improvements, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for the Company's products. The Company believes that, based on these factors, it competes favorably in the rugged outdoor and occupational footwear and apparel market niches. The Company competes in markets against competitors with greater financial, distribution and marketing resources. These competitors have strong brand name recognition in the markets they serve.

      The footwear and apparel industry is subject to rapid changes in consumer preferences. The Company's casual product line and certain styles within its rugged outdoor and occupational product lines are susceptible to fashion trends. Therefore, the success of these products and styles are more dependent on the Company's ability to anticipate and respond to changing fashion trends and consumer demands within its niche market in a timely manner. The Company's inability or failure to do so could adversely affect consumer acceptance of these product lines and styles and could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

      At December 31, 2004, the Company had approximately 1,079 full-time employees and 12 part-time employees. Approximately 913 of these full-time employees are in the Dominican Republic and Puerto Rico. The Company has approximately 825 employees engaged in production and the balance in managerial and administrative positions. EJ Footwear Group, acquired in January 2005, added 438 full-time and 54 part-time employees. The Company considers its relations with all of its employees to be good.

BUSINESS RISKS

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for Fiscal 2005 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

      Seasonality. The Company has historically experienced significant seasonal fluctuations in the sale of its products. The Company's operating results have varied significantly in the past, partly due to such seasonal fluctuations. A majority of the orders for the Company's rugged outdoor footwear have historically been placed in January through April for delivery in July through October. To meet demand, the Company must manufacture its products year-round. Accordingly, average inventory levels have been highest during the second and third quarters of each calendar year, and sales have been highest in the last two quarters of each calendar year. EJ Footwear Group was acquired in January 2005. This acquisition is expected to reduce the Company's exposure to seasonality beginning in 2005 since most of the EJ Footwear Group's brands are occupational products that are sold throughout the year. Additionally, the Company does not have long-term contracts with its customers. There is no assurance that the results for any particular quarter will be indicative of results for the full year or for the future. The Company believes that comparisons of its interim results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the factors mentioned above as well as factors discussed elsewhere in this Form 10-K, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock will likely be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Seasonality and Weather."

      Impact of Weather. Many of the Company's products, particularly its rugged outdoor footwear and apparel lines, have historically been used primarily in cold or wet weather. Mild or dry weather has in the past and may in the future have a material adverse effect on sales of the Company's products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future period. EJ Footwear Group was acquired in January 2005. This acquisition is expected to reduce the Company's exposure to seasonality beginning in 2005 since most of the EJ Footwear Group's brands are occupational products that are sold throughout the year. See "Business -- Seasonality and Weather."

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

      The Company is currently one of the largest customers of GORE-TEX waterproof fabric for use in footwear. The Company's licensing agreement with W.L. Gore & Associates, Inc. may be terminated by either party upon advance written notice to the other party by October 1 of the current year of the agreement that the agreement will terminate, effective December 31 of that same year. Although other waterproofing techniques and materials are available, the Company places a high value on its GORE-TEX waterproof breathable fabric license because GORE-TEX has high brand name recognition and the GORE-TEX waterproof fabric used in the manufacture of ROCKY and GEORGIA BOOT footwear has a reputation for quality and proven performance. Even though the Company does not believe that its supply of GORE-TEX waterproof breathable fabric will be interrupted in the future, no assurance can be given in this regard. The Company's loss of its license to use GORE-TEX waterproof breathable fabric could have a material adverse effect on the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Suppliers."

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

      Reliance on Key Personnel. The development of the Company's business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman and Chief Executive Officer, David Sharp, President and Chief Operating Officer, and James McDonald, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Brooks has an at-will employment agreement with the Company. The employment agreement provides that in the event of termination of employment with the Company, he will receive a severance benefit and may not compete with the Company for a period of one year. The loss of the services of any of these officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

      Reliance on Foreign Manufacturing. A majority of the Company's products are produced in the Dominican Republic and Far East, primarily the People's Republic of China. Therefore, the Company's business is subject to the risks of doing business offshore, such as: the imposition of additional United States legislation and regulations relating to imports, including quotas, duties, taxes or other charges or restrictions; weather conditions in the Dominican Republic and Far East; foreign governmental regulation and taxation; fluctuations in foreign exchange rates; changes in economic conditions; changes in the political stability of the these countries; and changes in relationships between the United States and these countries. If any such factors were to render the conduct of business in these countries undesirable or impracticable, the Company would have to source its products elsewhere. There can be no assurance that additional sources or products would be available to the Company or, if available, that such sources could be relied on to provide product at terms favorable to the Company. Such a development would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing and Sourcing."

      Changes in Tax Rates. In past years, the Company's effective tax rate typically has been substantially below the United States federal statutory rates. The Company has paid minimal income taxes on income earned by its subsidiary in Puerto Rico due to tax credits afforded the Company under Section 936 of the Internal Revenue Code and local tax abatements. However, Section 936 of the Internal Revenue Code has been repealed such that future tax credits available to the Company are capped beginning in 2002 and terminate in 2006. In addition, the Company's local tax abatements in Puerto Rico are scheduled to expire in 2009. In 2004, the Company elected to repatriate $3,000,000 of earnings and accrued $157,000 of related taxes under the provisions of the American Jobs Creation Act of 2004. No income taxes are provided on the approximately $6,839,000 of remaining undistributed earnings. During 2005, the Company will complete its evaluation of foreign earnings and may repatriate up to an additional $5,000,000 of accumulated undistributed earnings, which could result in up to $260,000 of additional tax. As a result of the January 2005 acquisition of EJ Footwear Group, the Company's effective tax rate for Fiscal 2005 is expected to increase compared to Fiscal 2004 as a higher percentage of profits will be taxed at U. S. tax rates.

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

      Certain Corporate Governance Measures. The Company has adopted certain corporate governance measures which, individually or collectively, could delay or frustrate the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company, more difficult, even if such events might be deemed by certain shareholders to be beneficial to the interest of the shareholders.

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

      Integration of EJ Footwear Group. In light of the Company's recent acquisition of EJ Footwear Group, the Company's success will depend in part on its ability to integrate the operations and personnel of EJ Footwear Group along with the Company into a single organizational structure. There can be no assurance that the Company will be able to effectively integrate the existing operations of the Company with the newly-acquired EJ Footwear Group. Integration of these operations could also place additional pressures on the Company's management as well as on its key resources. The failure to successfully manage this integration could have a material adverse effect on the Company.

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

ITEM 2. PROPERTIES.

      The Company owns, subject to a mortgage, executive offices which are located in Nelsonville, Ohio in a two-story 25,000 square foot building. The second floor of this building houses the Company's executive offices. The first floor will house additional executive offices in the future.

      The Company owns a 5,000 square foot office building in Nelsonville, Ohio, subject to a mortgage, which is currently under lease to an unrelated entity.

      The Company owns, subject to a mortgage, a 98,000 square foot distribution warehouse in Nelsonville, Ohio. This facility is currently under lease to an unrelated entity.

      In 2004 the Company leased a 41,000 square foot facility in Nelsonville, Ohio. Until January 2005, the facility was leased from the William Brooks Real Estate Company, which is 25% owned by Mike Brooks, Chairman and CEO of the Company. In January 2005, the Company purchased the facility for $505,000. This building was previously used for manufacturing and presently houses the Company's factory outlet store.

      Lifestyle leases two manufacturing facilities, one of which contains 44,978 square feet and the other which contains 39,581 square feet in Moca, Puerto Rico. These buildings are leased from the Puerto Rico Industrial Development Company under a net operating lease which expires in 2009.

      Five Star's manufacturing facility, consisting of three connected buildings and a stand-alone building, is located in a tax-free trade zone in the Dominican Republic. Five Star leases 82,000 square feet of this facility from the Dominican Republic Corporation for Industrial Development (the "DRCID") under a Consolidation of Lease Contract, dated as of February 1997, the term of which expires on June 1, 2009. Five Star leases an additional stand-alone 37,000 square foot building from the DRCID under a lease that expires March 1, 2008.

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

EJ Footwear Group leases two offices in Franklin, TN and one office in Vestal, NY. The Franklin, TN offices are approximately 13,400 and 22,500 square foot facilities and the leases expire on August 30, 2005 and April 10, 2007, respectively. The Vestal, NY office is an approximately 24,000 square foot facility and the lease expires on June 30, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

      The Company's Common Stock trades on the NASDAQ National Market under the symbol "RCKY." The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by the NASDAQ National Market:

QUARTER ENDED                   HIGH           LOW
------------------------      --------       --------
March 31, 2003..........      $   7.30       $   4.77
June 30, 2003...........      $   9.54       $   6.50
September 30, 2003......      $  11.72       $   9.10
December 31, 2003.......      $  26.01       $  11.12
March 31, 2004..........      $  31.95       $  17.75
June 30, 2004...........      $  29.25       $  17.96
September 30, 2004......      $  23.70       $  15.79
December 31, 2004.......      $  29.93       $  17.00

      On March 1, 2005, the last reported sales price of the Common Stock on the NASDAQ National Market was $31.56 per share. As of March 1, 2005, there were 114 shareholders of record of the Common Stock.

      The Company presently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors. Presently, the Company's credit facility restricts the payment of dividends on the Common Stock. At December 31, 2004, the Company had no retained earnings available for distribution.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except for per share data)

                                                           FIVE YEAR FINANCIAL SUMMARY
                                    -------------------------------------------------------------------------
                                      12/31/04         12/31/03       12/31/02       12/31/01      12/31/00
                                    ------------    -------------   ------------    -----------   -----------
INCOME STATEMENT DATA
Net sales                           $    132,249    $     106,165   $     88,959    $   103,320   $   103,229
Gross margin (% of sales)                   29.2%            30.9%          26.3%          22.5%         23.8%
Net income                          $      8,594            6,039   $      2,843    $     1,531   $        96

PER SHARE
Net income
      Basic                         $       1.89             1.44   $       0.63    $      0.34   $      0.02
      Diluted                       $       1.74             1.32   $       0.62    $      0.34   $      0.02

Weighted average number of common
   shares outstanding
      Basic                                4,557            4,190          4,500          4,489         4,489
      Diluted                              4,954            4,561          4,590          4,549         4,493

BALANCE SHEET DATA
Inventories                         $     32,959           38,068   $     23,182    $    27,714   $    32,035
Total assets                        $     96,706           86,175   $     68,417    $    74,660   $    86,051
Working capital                     $     55,612           54,210   $     41,751    $    44,267   $    50,201
Long-term debt, less current
   maturities                       $     10,045           17,515   $     10,488    $    16,976   $    26,445
Shareholders' equity                $     71,371           58,385   $     52,393    $    51,043   $    50,326

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Result of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2004, and our capital resources and liquidity as of December 31, 2004 and 2003. Use of the terms "Rocky", the "Company", "we", "us" and "our" in this discussion refer to Rocky Shoes & Boots, Inc. and subsidiaries. Our fiscal year begins on January 1 and ends on December
31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

      The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and our consolidated financial statements and the notes thereto, all included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" below. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the Company.

      We have one reportable segment: the design, manufacture and distribution of high quality men's and women's footwear and related apparel and accessories. We sell our products primarily to large and small retailers throughout the United States of America and Canada.

2004 OVERVIEW

      The Company continued to implement its growth strategy in 2004 through key line extensions in footwear and outdoor apparel. This strategy was initially focused on leveraging the ROCKY brand in the rugged outdoor segment, and has been expanded to include footwear and apparel in the occupational segment as well as accessories.

      HIGHLIGHTS OF OUR 2004 FINANCIAL PERFORMANCE INCLUDE THE FOLLOWING:

            - Net sales, led by increases of approximately $18.1 million of boots produced for delivery to the U.S. military and $7.9 million of higher branded sales, rose to $132.2 million from $106.2 million in 2003.

            - The Company's gross profit increased to $38.6 million from $32.8 million the prior year. Gross profit margin was 29.2% versus 30.9% in 2003, primarily due to substantially higher shipments of boots to the U.S. military during 2004.

            - Net income rose to $8.6 million compared to $6.0 million the prior year. Diluted earnings per common share rose 32% to $1.74 in 2004 versus $1.32 per diluted share in 2003.

            - Capital expenditures were $6.0 million in 2004 compared to $2.2 million in 2003. For 2004, capital expenditures included the purchase and renovation of a factory outlet store for $2.2 million and purchase of in-store displays for $1.2 million.

            - Net debt (total debt minus cash, cash equivalents, marketable securities and interest-bearing deposits) was $11.5 million or 13.1% of total capitalization at December 31, 2004 compared to $15.9 million or 20.8% of total capitalization at year-end 2003. Total debt was $16.5 million or 18.8% of total capitalization at December 31, 2004 compared to $18.0 million or 23.6% of total capitalization at year-end 2003.

      On January 6, 2005, the Company acquired the equity interests in EJ Footwear Group for $91.2 million in cash and 484,261 shares of common stock valued at $11,573,000 (valued at $10,000,000 at the date of the definitive agreement). To fund the acquisition the Company entered into a credit facility with: (1) a five year $100 million revolving credit facility; and (2) a $18 million three year term loan and a $30 million six year term loan.

      The Company anticipates further benefits from its growth strategy in 2005 due to increased net sales resulting from broader product lines and increased demand for its portfolio of branded products. Improvement in net sales and profitability is anticipated from the acquisition of EJ Footwear Group, full-year sales of recently introduced line extensions, and a higher level of footwear produced for delivery to the U.S. military than in 2004.

      Market conditions were mixed during Fiscal 2004 compared to Fiscal 2003. Sales of the Company's rugged outdoor products were solid during the first half of 2004, but were impacted by warmer seasonal weather during the fall and winter months of the year. These conditions also contributed to a slight reduction in net sales of rugged outdoor footwear compared to the prior year.

      Sales in the Company's occupational category, which are sold year-round, achieved substantial growth in Fiscal 2004 compared to 2003 due to new product introductions, especially in work western footwear and work apparel. The Company continues to pursue key line extensions in its work and duty markets.

      Sales of boots for delivery to the U.S. military occur from time to time based on competitively bid contracts. The Company entered into a $6.1 million contract with Belleville Shoe Manufacturing Company ("Belleville") in September 2003 for Intermediate Cold Wet Boots ("ICWs"). Initial shipments, $0.4 million, of these ICWs began in the fourth quarter 2003 and the remaining amount of these ICWs, $5.7 million, were shipped by May 2004. On March 9, 2004, the Company announced a $16.4 million contract with Belleville to produce 200,000 pairs of Infantry Combat Boots ("ICBs"). Shipments began in June 2004 and are expected to continue at the rate of 20,000 pairs per 30-day period through April 2005. All of the ICBs are manufactured in the Company's factory in Puerto Rico.

      On February 14, 2005, the Company announced a $21.0 million order from the U.S. military to produce ICBs beginning in the second quarter of 2005 with an estimated completion date of December 2005.

PERCENTAGE OF NET SALES

      References to 2004, 2003 and 2002 are to years ended December 31 of the respective year.

                          2004     2003      2002
                          -----   -----     -----
Net Sales                 100.0%  100.0%    100.0%
Costs of goods sold        70.8    69.1      73.7
                          -----   -----     -----
Gross margin               29.2    30.9      26.3
SG&A expenses              19.4    21.9      20.9
                          -----   -----     -----
Income from operations      9.8%    9.0%      5.4%
                          =====   =====     =====

2004 COMPARED TO 2003

NET SALES

      Net sales rose 24.6% to $132.2 million for Fiscal 2004 from $106.2 million the prior year. This was due to an $18.1 million increase in boots produced for delivery to the U.S. military and a $7.9 million increase in the Company's branded sales. Sales of boots to the U.S. military fluctuate based on competitively bid contracts.

      Branded footwear sales increases were led by the occupational product line. Sales of rugged outdoor footwear declined 3.1% to $46.6 million for 2004 primarily due to warmer, drier weather during the fall and winter months. These conditions impacted re-orders during the second half of 2004. Sales in the occupational product line, led by solid gains in work, especially work western footwear, increased 18.2% to $40.8 million, benefiting from product line extensions and expanded distribution.

      ROCKY branded apparel was initially introduced in the outdoor market in 2002 and the line was extended to the occupational market in February 2004. Customer acceptance of these items remains strong. Net sales in this category increased 96.6% to $8.9 million for 2004 from $4.5 million the prior year.

      GATES branded product sales were $9.6 million for 2004 compared to $10.2 million for the nine-month period following the acquisition of certain assets of Gates-Mills, Inc. in April 2003. The decrease in sales was due to the Company's decision to exit the dress glove segment of this business.

      Military sales, which occur from time to time, were $18.5 million in 2004 versus $0.4 million in 2003. This represented final shipments of $5.7 million under a contract awarded in September 2003 and $12.8 million of shipments under a contract awarded in March 2004 to produce boots for delivery to the U.S. military. The remaining $3.6 million of military boots under the March 2004 contract award are expected to be shipped by the second quarter of 2005.

      Net sales for the Company's factory outlet stores declined 12.3% to $4.0 million in 2004 compared to $4.6 million the prior year. The decline in retail sales resulted from less traditional seasonal cold and wet weather during the fall and winter months of 2004.

      Average list prices for the Company's footwear, apparel and accessories were similar in 2004 compared to 2003.

GROSS MARGIN

      Gross profit rose to $38.6 million for 2004 from $32.8 million the prior year. Expressed as a percentage of net sales, gross margin declined 170 basis points to 29.2% of net sales in 2004 compared to 30.9% in 2003. The lower gross margin was primarily attributable to higher sales of boots for delivery to the U.S. military, which totaled $18.5 million in 2004 compared to $0.4 million in 2003. These boots traditionally have substantially lower gross margins than the Company's branded products.

      The Company has been sourcing footwear from outside the United States since 1993. In 2004, sourced footwear, apparel and accessories declined to 63% of net sales versus 66% in 2003 because of the effect of the military sales. Sales of sourced products are generally higher than for footwear produced in the Company's factories. Sourced product sales are expected to remain a significant percentage of the Company's total net sales.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("SG&A") expenses rose $2.3 million to $25.6 million for Fiscal 2004. The increase in SG&A expenses for the year ended December 31, 2004 was due to higher commissions paid of $.4 million, $.6 million of additional distribution costs, higher advertising expenses of $.6 million, as well as testing and documentation of internal controls required by the Sarbanes-Oxley Act of 2002 of $.4 million. Most of the Company's SG&A expenses are relatively fixed and changes between periods are generally in response to increased sales and profitability. As a percent of net sales, SG&A expenses declined to 19.4% for Fiscal 2004 from 21.9% the prior year, due to nominal SG&A expenses associated with military boot sales.

INCOME FROM OPERATIONS

      Income from operations improved 37.1% to $13.0 million, or 9.8% of net sales, for Fiscal 2004 from $9.5 million, or 9.0% of net sales, in Fiscal 2003.

INTEREST EXPENSE

      Interest expense declined slightly to $1.3 million for Fiscal 2004 from $1.4 million in 2003 because of lower average borrowings in 2004 versus 2003.

      The Company's funded debt declined to $16.5 million at December 31, 2004 versus $18.0 million a year ago. This was principally due to inventory reductions during 2004.

INCOME TAXES

      Income tax expense was $3.5 million for Fiscal 2004 compared to $2.4 million in 2003. The Company's effective tax rate remained stable between the two years at 28.8% and 28.7%, respectively. This effective rate is lower than the statutory rate of 35.0% due to a portion of income being earned in offshore jurisdictions where effective tax rates are lower than the U.S. effective tax rate. Sourced products are taxed at U.S. effective tax rates. In addition, the provision includes $157,000 related to the Company's decision to repatriate foreign earnings totaling $3,000,000.

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

      Military sales, which occur from time to time, were $0.4 million in 2003 versus $6.4 million in 2002. This represented initial shipments under a $6.1 million contract to produce boots for delivery to the U.S. military. The remaining amount of this contract was completed in the second quarter 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      The Company principally funds its working capital requirements and capital expenditures through income from operations, borrowings under its credit facility and other indebtedness. During 2004, the Company primarily relied upon cash provided from operating activities. Working capital is used to support changes in accounts receivable and inventory as a result of the Company's seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October of each year. The Company's working capital increased to $55.6 million and $54.2 million at December 31, 2004 and 2003, respectively.

      Inventory was $33.0 million at December 31, 2004 compared to $38.1 million at year-end 2003. This decline was due to efforts initiated during Fiscal 2004 to reduce the Company's overall inventory. The funds provided by the inventory reduction were used for increased receivables from higher sales in the second half of 2004.

      Capital expenditures were $5.5 million for 2004 versus $2.2 million for 2003. The Fiscal 2004 expenditures included projects for the Company's purchase and renovation of a factory outlet store for $2.2 million and the purchase of in-store displays for $1.2 million. Capital expenditures for the year 2005 are anticipated to be approximately $6.0 million.

      Total debt outstanding declined to $16.5 million or 18.8% of total capitalization at December 31, 2004 compared to $18.0 million or 23.6% of total capitalization at year-end 2003. This improvement was attributable to improved cash flow and strong inventory management.

      In conjunction with completion of the acquisition of EJ Footwear Group, the Company entered into agreements with GMAC Commercial Finance LLC and American Capital Strategies, Ltd. for credit facilities totaling $148 million. The agreements include a $100 million revolving credit facility and term loans totaling $48 million with maturities between 3-6 years to fund the acquisition of EJ Footwear Group and replace the Company's $45 million revolving credit facility. Under the terms of the agreement, the interest rates and repayment terms are: (1) a revolving credit facility with an interest rate of LIBOR plus two and a half percent (2.5%) or prime plus one percent (1.0%); (2) a $18 million term loan with an interest rate of LIBOR plus three and a quarter percent (3.25%) or prime plus one and three quarters percent (1.75%) and payable equally over three years; and (3) a $30 million term loan with an interest rate of LIBOR plus eight percent (8.0%) and payable equally over years four through six. We believe that our existing credit facilities coupled with our available cash generated from operations will provide sufficient liquidity to fund our operations in 2005. Our continued liquidity, however, is contingent upon future operating performance, cash flows, and our ability to meet financial covenants in the credit facilities.

CASH FLOWS

                                             2004       2003       2002
     Cash Flow Summary                              $ in million
Cash provided by (used in):
     Operating activities                  $    7.6   $   (1.6)  $   10.1
     Investing activities                      (5.5)      (7.0)      (2.3)
     Financing activities                        .8        6.5       (6.5)
                                           --------   --------   --------
Net change in cash and cash equivalents    $    2.9   $   (2.1)  $    1.3
                                           ========   ========   ========

      Operating Activities. Net cash provided by operating activities totaled $7.6 million for Fiscal 2004 compared to net cash used by operating activities of $1.6 million in 2003, and net cash provided by operations of $10.1 million in 2002. Principal uses of net cash compared to the prior year included a $7.6 million increase in accounts receivable-trade during 2004, which was partially offset by a $5.1 million reduction in inventory. The principal uses of net cash in 2003 included $14.9 million in increased inventory to support the Company's growth and a $4.2 million increase in accounts receivable-trade related to the Company's sales growth. For 2002, the Company had $10.1 million of net cash provided by operating activities, which benefited from a $4.5 million reduction in inventories, as well as reductions in deferred compensation and pension and accrued expenses of $1.6 million and $1.5 million, respectively.

      Investing Activities. Net cash used in investing activities was $5.5 million in Fiscal 2004 versus $7.0 million of net cash used in investing activities in 2003. The principal uses of cash in 2004 were for the purchase of fixed assets. The principal uses of cash in 2003 were for the purchase of fixed assets ($2.2 million), and the acquisition of certain assets of Gates-Mills, Inc. ($4.9 million). For 2002, the Company purchased $2.3 million of fixed assets.

      Financing Activities. The Company's financing activity during 2004 was $.8 million. This included proceeds from the exercise of stock options ($2.2 million), which was offset by a reduction in borrowings ($1.5 million). The Company's financing activity during 2003 totaled $6.5 million, which included the repurchase of common stock ($3.1 million) which was partially offset by proceeds from the exercise of stock options ($2.5 million), and increased borrowings ($7.0 million) to support sales growth as well as inventory acquired in conjunction with the acquisition of Gates-Mills, Inc. For the year 2002, cash provided in financing activities was $6.5 million due to a reduction in total debt outstanding.

BORROWINGS AND EXTERNAL SOURCES OF FUNDS

      The Company's borrowings and external sources of funds were as follows at December 31, 2004 and 2003:

                                       December 31,
                                    ------------------
                                      2004      2003
                                      $ in millions
Bank - revolving credit facility    $   11.5  $   12.5
Equipment and other obligations          0.1       0.3
Real estate obligations                  4.9       5.2
                                    --------  --------
         Total debt                     16.5      18.0
Less current maturities                  6.5       0.5
                                    --------  --------
Net long-term debt                  $   10.0  $   17.5
                                    ========  ========

      Our real estate obligations were $4.9 million at December 31, 2004. The mortgage financing, completed in the year 2000, includes three of the Company's facilities, with monthly payments of approximately $0.1 million through 2014.

      We lease certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $0.7 million, $0.6 million, $0.3 million and $0.3 million for years 2005 through 2008, respectively, and $0.3 million for all years after 2008, or approximately $2.2 million in total. We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. We anticipate no further changes in our credit arrangements in 2005 beyond the $148 credit facilities announced on January 6, 2005, to fund the acquisition of EJ Footwear Group and to replace our $45 million revolving credit facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table summarizes our contractual obligations at December 31, 2004 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2004:

                                                                PAYMENTS DUE BY YEAR
                                                                     $ MILLIONS
                                                         LESS THAN                              OVER 5
                                               TOTAL      1 YEAR      1-3 YEARS    3-5 YEARS    YEARS
Long-term debt, adjusted for the January
2005 refinancing                              $  111.3  $       6.5  $      12.8  $      21.0  $  71.0
Pension benefits (1)                               4.1          0.3          0.6          0.7      2.5
Minimum operating lease commitments                2.2          0.7          0.9          0.6        -
Expected cash requirements for interest(2)        36.3          7.8         14.7         12.8      1.0
Building purchase obligation                       0.5          0.5            -            -        -
                                              --------  -----------  -----------  -----------  -------
Total contractual obligations                 $  154.4  $      15.8  $      29.0  $      35.1  $  74.5
                                              ========  ===========  ===========  ===========  =======

(1) Assumes no plan termination and includes estimated pension plan contributions.

(2) Assumes the following interest rates: (1) 6.0% on the $58.4 million revolving credit facility; (2) 5.65% on the $18 million three year term loan; (3) 10.4% on the $30 million six year term loan; and (4) 8.275% on the $4.9 million mortgage loans.

      From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2004, no such losses existed.

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

INFLATION

      The Company's financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. The Company was able to mitigate the effects of inflation during 2004 due to these factors. It is anticipated that inflationary pressures during 2005 will be offset through increases in sales and profitability, due to improved operating leverage in the Company's business.

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

Sales returns and allowances:

      Revenue principally consists of sales to customers. Revenue is recognized upon shipment of product to customers, while license fees are recognized when earned. The Company records a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from the Company's estimates. If the Company determines that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made.

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

Intangible assets:

      The Company had $4.1 million of intangible assets at December 31, 2004. Goodwill, trademarks and patents are tested for impairment at least annually by comparing the fair value of the reporting units to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on this testing, none of our goodwill, trademarks or patents were impaired as of December 31, 2004.

Pension benefits:

      Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually. See Note 9, "Retirement Plans," of this Form 10-K for information on these plans and the assumptions used.

      Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of the Company's plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of the Company's pension and post-retirement benefit plans and related assumptions is included in Note 9 "Retirement Plans", to the consolidated financial statements included in the Annual Report on Form 10-K. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with the Company sponsored noncontributory defined benefit pension plans covering non-union workers of the Company. A union plan, which was frozen in 2001, was settled in April 2004. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.

Income taxes:

      Currently, management has not recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Finally, at December 31, 2004, a provision of $157,000 has been made for U.S. taxes on the repatriation of $3,000,000 of accumulated undistributed earnings of Five Star through December 31, 2004. At December 31, 2004, after the planned repatriation above, approximately $6,839,000 is remaining that would become taxable upon repatriation to the United States. During 2005, the Company will complete its evaluation of foreign earnings and may repatriate up to an additional $5,000,000 of accumulated undistributed earnings, which could result in up to $260,000 of additional tax.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued a revision to Interpretation 46 (FIN
46R) to clarify certain provisions of FASB Interpretation No. 46. Variable interests in a variable interest entity are contractual, ownership, or other pecuniary interests in an entity that change with changes in the entity's net asset value. Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46. The Company's adoption of FIN 46 or FIN 46R did not have a material impact on the Company's consolidated financial statements.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

      In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment" which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

      In December 2004, the FASB issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. At December 31, 2004 the Company determined it would repatriate a portion of its foreign earnings and accrued the related taxes. (See
Note 8)

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

      The following three items are market rate sensitive for interest rates for the Company: (1) long-term debt consisting of a credit facility with a balance at December 31, 2004 of $11.5 million, was refinanced by the credit facility described below; (2) equipment and other obligations totaling $0.1 million at December 31, 2004 that bear interest at a variable rate based on prime; and (3) real estate obligations of $4.9 million at December 31, 2004, that bear interest at a fixed rate of 8.275%.

      On January 6, 2005, we announced the Company had entered into credit facilities with GMAC Commercial Finance LLC and American Capital Strategies, Ltd. totaling $148 million to fund the acquisition of EJ Footwear Group and to replace our $45 million revolving credit facility. The agreements include a $100 million revolving credit facility and term loans totaling $48 million with maturities between 3-6 years. Under the terms of the agreement, the interest rates and repayment terms are: (1) a revolving credit facility with an interest rate of LIBOR plus two and a half percent (2.5%) or prime plus one percent (1.0%); (2) a $18 million term loan with an interest rate of LIBOR plus three and a quarter percent (3.25%) or prime plus one and three quarters percent (1.75%) and payable equally over three years; and (3) a $30 million term loan with an interest rate of LIBOR plus eight percent (8.0%) and payable equally over years four through six.

      The Company does not have any interest rate management agreements as of December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company's consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 2004, 2003, and 2002, together with the independent auditors' report thereon appear on pages F-1 through F-27 hereof and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company's management carried out an evaluation, with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      As part of the Company's evaluation of the effectiveness of internal controls over financial reporting described below, the Company made certain improvements to its internal controls. However, there were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company's principal executive officer and principal financial officer, the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control - Integrated Framework, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rocky Shoes & Boots, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Rocky Shoes & Boots, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 15, 2005

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item is included under the captions "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 10, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

      We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and all employees. The Code of Business Conduct and Ethics is posted on our website at www.rockyboots.com. The Code of Business Conduct and Ethics may be obtained free of charge by writing to Rocky Shoes & Boots, Inc.,
Attn: Chief Financial Officer, 39 East Canal Street, Nelsonville, Ohio 45764.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is included under the caption "INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS - OWNERSHIP OF COMMON STOCK BY MANAGEMENT," "- OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS," and "EQUITY COMPENSATION PLAN INFORMATION," in the Company's Proxy Statement, and is incorporated herein by reference.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Report of Independent Registered Public Accounting Firm........................................  F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003...................................  F-2 - F-3

Consolidated Statements of Income for the years ended
      December 31, 2004, 2003, and 2002........................................................        F-4
Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 2004, 2003, and 2002............................................        F-5
Consolidated Statements of Cash Flows for the years ended
      December 31, 2004, 2003, and 2002........................................................        F-6
Notes to Consolidated Financial Statements for the years ended
      December 31, 2004, 2003, and 2002........................................................        F-7 - F-27

      (2) The following financial statement schedule for the years ended December 31, 2004, 2003, and 2002 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

            Schedule II -- Consolidated Valuation and Qualifying Accounts.

            Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

      (3) Exhibits:

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

2.1 Purchase and Sale of Equity Interests Agreement by and among Rocky Shoes & Boots, Inc., SILLC Holdings, LLC, a Delaware limited liability company and Strategic Industries, LLC, dated as of December 6, 2004 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 6, 2004, filed with the Securities and Exchange Commission on December 8, 2004).

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

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
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

10.9       Amended and Restated Lease Agreement, dated March 1, 2002, between
           Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit
           10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10 Company's Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form
           S-8, registration number 333-67357).

10.11      Form of Stock Option Agreement under the 1995 Stock Option Plan
           (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).

10.12 Form of Employment Agreement, dated September 7, 1995, for executive officers (incorporated by reference to Exhibit 10.5 to the September
           30, 1995 Form 10-Q).

10.13      Information covering Employment Agreements substantially similar to
           Exhibit 10.23 (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

10.14*     Lease Contract dated December 16, 1999, between Lifestyle Footwear,
           Inc. and The Puerto Rico Industrial Development Company.

10.15      Promissory Note, dated December 30, 1999, in favor of General
           Electric Capital Business Asset Funding Corporation in the amount of
           $1,050,000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
           (the "June 30, 2000 Form 10-Q")).

10.16      Promissory Note, dated December 30, 1999, in favor of General
           Electric Capital Business Asset Funding Corporation in the amount of
           $1,500,000 (incorporated by reference to Exhibit 10.2 to the June
           30, 2000 Form 10-Q).

10.17      Promissory Note, dated December 30, 1999, in favor of General
           Electric Capital Business Asset Funding Corporation in the amount of
           $3,750,000 (incorporated by reference to Exhibit 10.3 to the June
           30, 2000 Form 10-Q).

10.18      Company's Second Amended and Restated 1995 Stock Option Plan
           (incorporated by reference to the Company's Definitive Proxy
           Statement for the 2002 Annual Meeting of Shareholders held on May
           15, 2002, filed on April 15, 2002).

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
10.19      Company's 2004 Stock Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement for the 2004 Annual Meeting
           of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.20*     Renewal of Lease Contract, dated June 24, 2004, between Five Star
           Enterprises Ltd. and the Dominican Republic Corporation for
           Industrial Development.

10.21 Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate
           Company (incorporated by reference to Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           2004).

10.22      Form of Option Award Agreement under the Company's 2004 Stock
           Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the
           Securities and Exchange Commission on January 7, 2005).

10.23      Form of Restricted Stock Award Agreement relating to the Retainer
           Shares issued under the Company's 2004 Stock Incentive Plan
           (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and
           Exchange Commission on January 7, 2005).

10.24 Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ
           Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC,
           Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety
           Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe
           Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as Agent and as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 6, 2005, filed with the
           Securities and Exchange Commission on January 12, 2005).

10.25      Note Purchase Agreement, dated as of January 6, 2005, by and among
           Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear
           LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Georgia Boot
           Properties LLC, Durango Boot Company LLC, Northlake Boot Company
           LLC, Lehigh Safety Shoe Co. LLC, and Lehigh Safety Shoe Properties
           LLC, as Loan Parties, American Capital Financial Services, Inc., as
           Agent, and American Capital Strategies, Ltd., as Purchaser
           (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 6, 2005, filed with the Securities and
           Exchange Commission on January 12, 2005).

10.26 Amendment No. 1 to Loan and Security Agreement and Consent, dated as of January 19, 2005, by and among Rocky Shoes & Boots, Inc.,
           Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co.
           LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot
           Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties
           LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC
           Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, Bank of America, N.A., as syndication agent and Royal Bank of Scotland PLC, as documentation agent(incorporated by reference to Exhibit 10.1 to the Current
           Report on Form 8-K dated January 19, 2005, filed with the Securities and Exchange Commission on January 21, 2005).

21*        Subsidiaries of the Company.

23* Independent Registered Public Accounting Firm's Consent and Report on Schedules of Deloitte & Touche LLP.

24*        Powers of Attorney.

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
 31.1*     Rule 13a-14(a) Certification of Principal Executive Officer.

 31.2*     Rule 13a-14(a) Certification of Principal Financial Officer.

 32**      Section 1350 Certification of Principal Executive Officer and
           Principal Financial Officer.

 99.1*     Independent Registered Public Accounting Firm's Report of Deloitte &
           Touche LLP on Schedules (incorporated by reference to Exhibit 23).

 99.2*     Financial Statement Schedule.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

(b)   EXHIBITS

      The exhibits to this report begin immediately following the F- pages.

(c)   FINANCIAL STATEMENT SCHEDULES

      The Report of the Independent Registered Public Accounting Firm and financial statement schedule are included in the Annual Report on Form 10-K as
Exhibit 99.1 and Exhibit 99.2, respectively.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ROCKY SHOES & BOOTS, INC.

Date: March 16, 2005                 By: /s/ James E. McDonald
                                         ------------------------------------
                                         James E. McDonald, Executive Vice
                                         President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

                SIGNATURE                                                 TITLE                                 DATE
                ---------                                                 -----                                 ----
/s/ Mike Brooks                                        Chairman, Chief Executive Officer and                March 16, 2005
--------------------------------------------           Director (Principal Executive Officer)
Mike Brooks

/s/ James E. McDonald                                  Executive Vice President and                         March 16, 2005
--------------------------------------------           Chief Financial Officer
James E. McDonald                                      (Principal Financial and Accounting Officer)

* CURTIS A. LOVELAND                                   Secretary and Director                               March 16, 2005
--------------------------------------------
Curtis A. Loveland

* J. PATRICK CAMPBELL                                  Director                                             March 16, 2005
--------------------------------------------
J. Patrick Campbell

* GLENN E. CORLETT                                     Director                                             March 16, 2005
--------------------------------------------
Glenn E. Corlett

* MICHAEL L. FINN                                      Director                                             March 16, 2005
--------------------------------------------
Micahel L. Finn

* G. COURTNEY HANING                                   Director                                             March 16, 2005
--------------------------------------------
G. Courtney Haning

* HARLEY E. ROUDA                                      Director                                             March 16, 2005
--------------------------------------------
Harley E. Rouda

* JAMES L. STEWART                                     Director                                             March 16, 2005
--------------------------------------------
James L. Stewart

* By: /s/ Mike Brooks
--------------------------------------------
Mike Brooks, Attorney-in-Fact

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                                         F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003                                 F-2 - F-3

Consolidated Statements of Income for the Years Ended December 31, 2004,
  2003 and 2002                                                                                 F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2004, 2003 and 2002                                                              F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002                                                              F-6

Notes to Consolidated Financial Statements                                                   F-7 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rocky Shoes & Boots, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Shoes & Boots, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Shoes & Boots, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 15, 2005

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                               DECEMBER 31,
                                          2004             2003
CURRENT ASSETS:
  Cash and cash equivalents           $  5,060,859     $  2,159,050
  Accounts receivable - trade, net      27,182,198       19,532,287
  Other receivables                      1,114,959          830,131
  Inventories                           32,959,124       38,068,187
  Deferred income taxes - current          230,151          959,810
  Income tax receivable                  2,264,531
  Other current assets                     588,618        1,045,238
                                      ------------     ------------

      Total current assets              69,400,440       62,594,703

FIXED ASSETS, AT COST:
  Property, plant and equipment         52,732,896       46,790,708
  Less accumulated depreciation        (32,553,410)     (29,180,470)
                                      ------------     ------------

      Total fixed assets - net          20,179,486       17,610,238

DEFERRED PENSION ASSET                   1,347,824        1,499,524

GOODWILL                                 1,557,861        1,557,861

OTHER ASSETS                             4,220,043        2,912,510
                                      ------------     ------------

TOTAL ASSETS                          $ 96,705,654     $ 86,174,836
                                      ============     ============

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                                2004             2003
CURRENT LIABILITIES:
 Accounts payable                                                           $  4,349,248     $  2,810,161
 Current maturities - long-term debt                                           6,492,020          503,934
 Accrued expenses:
    Income taxes                                                                                1,929,808
    Taxes - other                                                                422,692          372,432
    Salaries and wages                                                         1,295,722        1,885,896
    Plant closing costs                                                                           195,500
    Co-op advertising                                                            263,000          402,000
    Interest                                                                      82,904           65,796
    Building purchase obligation-related party                                   505,000
    Other                                                                        377,804          219,138
                                                                            ------------     ------------

     Total current liabilities                                                13,788,390        8,384,665

LONG-TERM DEBT - Less current maturities                                      10,044,544       17,514,994

DEFERRED LIABILITIES:
 Compensation                                                                    206,913          166,641
 Pension                                                                          89,195        1,460,952
 Income Taxes                                                                  1,205,814          262,907
                                                                            ------------     ------------

     Total deferred liabilities                                                1,501,922        1,890,500
                                                                            ------------     ------------

     Total liabilities                                                        25,334,856       27,790,159

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, Series A, no par value, $.06 stated value;
  none outstanding 2004 and 2003
 Common stock, no par value; 10,000,000 shares authorized;
  outstanding 2004 - 4,694,670 and 2003 - 4,360,400                           38,399,114       34,880,199
 Accumulated other comprehensive loss                                         (1,077,586)      (1,950,400)
 Retained earnings                                                            34,049,270       25,454,878
                                                                            ------------     ------------

     Total shareholders' equity                                               71,370,798       58,384,677
                                                                            ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 96,705,654     $ 86,174,836
                                                                            ============     ============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                             YEARS ENDED DECEMBER 31,
                                                     2004             2003            2002
NET SALES                                        $ 132,248,963    $106,164,753    $ 88,958,721

COST OF GOODS SOLD                                  93,606,600      73,383,128      65,528,213
                                                 -------------    ------------    ------------

GROSS MARGIN                                        38,642,363      32,781,625      23,430,508

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        25,617,944      23,278,449      18,661,730
                                                 -------------    ------------    ------------

INCOME FROM OPERATIONS                              13,024,419       9,503,176       4,768,778

OTHER INCOME AND (EXPENSES):
   Interest expense                                 (1,335,100)     (1,378,131)     (1,404,496)
   Other - net                                         381,073         348,448         432,018
                                                 -------------    ------------    ------------

      Total other - net                               (954,027)     (1,029,683)       (972,478)
                                                 -------------    ------------    ------------

INCOME BEFORE INCOME TAXES                          12,070,392       8,473,493       3,796,300

INCOME TAX EXPENSE                                   3,476,000       2,434,250         953,000
                                                 -------------    ------------    ------------

NET INCOME                                       $   8,594,392    $  6,039,243    $  2,843,300
                                                 =============    ============    ============

NET INCOME PER COMMON SHARE:
   Basic                                         $        1.89    $       1.44    $       0.63
                                                 =============    ============    ============

   Diluted                                       $        1.74    $       1.32    $       0.62
                                                 =============    ============    ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                             4,557,283       4,189,794       4,499,741
                                                 =============    ============    ============

   Diluted                                           4,953,529       4,560,763       4,590,095
                                                 =============    ============    ============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          COMMON STOCK          ACCUMULATED OTHER                     TOTAL
                                                      SHARES                      COMPREHENSIVE      RETAINED      SHAREHOLDERS'
                                                   OUTSTANDING       AMOUNT           LOSS           EARNINGS         EQUITY
BALANCE - December 31, 2001                          4,492,215    $ 35,302,159    $  (831,161)     $ 16,572,335    $ 51,043,333

YEAR ENDED DECEMBER 31, 2002:
   Net income                                                                                         2,843,300       2,843,300
   Minimum pension liability, net of tax benefit
      of $575,784                                                                  (1,480,588)                       (1,480,588)
                                                                                                                   ------------
   Comprehensive income                                                                                               1,362,712
   Treasury stock purchased and retired                (16,400)        (84,540)                                         (84,540)
   Stock options exercised                              13,250          71,419                                           71,419
                                                     ---------    ------------    -----------      ------------    ------------

BALANCE - December 31, 2002                          4,489,065      35,289,038     (2,311,749)       19,415,635      52,392,924

YEAR ENDED DECEMBER 31, 2003:
   Net income                                                                                         6,039,243       6,039,243
   Minimum pension liability, net of tax effect
         of $154,864                                                                  361,349                           361,349
                                                                                                                   ------------
   Comprehensive income                                                                                               6,400,592
   Treasury stock purchased and retired               (483,533)     (3,106,156)                                      (3,106,156)
   Stock issued and options exercised
         including related tax benefits                354,868       2,697,317                                        2,697,317
                                                     ---------    ------------    -----------      ------------    ------------

BALANCE - December 31, 2003                          4,360,400      34,880,199     (1,950,400)       25,454,878      58,384,677

YEAR ENDED DECEMBER 31, 2004:
   Net income                                                                                         8,594,392       8,594,392
   Minimum pension liability, net of tax effect
         of $356,501                                                                  872,814                           872,814
                                                                                                                   ------------
   Comprehensive income                                                                                               9,467,206
   Stock issued and options exercised
         including related tax benefits                334,270       3,518,915                                        3,518,915
                                                     ---------    ------------    -----------      ------------    ------------

BALANCE - December 31, 2004                          4,694,670    $ 38,399,114    $(1,077,586)     $ 34,049,270     $71,370,798
                                                     =========    ============    ===========      ============    ============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
                                                                 2004               2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $    8,594,392     $    6,039,243     $    2,843,300
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                  3,407,790          3,556,544          4,032,442
  Deferred income taxes                                          1,316,065           (113,761)           749,171
  Tax benefit related to stock options                           1,205,300            150,000
  Deferred compensation and pension - net                           49,530            775,166         (1,637,689)
  (Gain) loss on sale of fixed assets                                2,220              5,943            (15,904)
  Stock issued as directors' compensation                           66,885             60,000
  Change in assets and liabilities:
   Receivables                                                  (7,934,739)        (3,906,086)           860,266
   Inventories                                                   5,109,063        (12,846,128)         4,531,675
   Income taxes receivable                                      (2,264,531)
   Other current assets                                            456,620            221,859           (213,905)
   Other assets                                                 (1,333,747)            95,672            321,088
   Accounts payable                                              1,557,084          1,216,130             85,479
   Accrued expenses                                             (2,628,448)         3,183,675         (1,471,619)
                                                            --------------     --------------     --------------

     Net cash provided by (used in) operating activities         7,603,484         (1,561,743)        10,084,304
                                                            --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                       (5,466,041)        (2,154,829)        (2,338,388)
 Acquisition of business                                                           (4,880,468)
 Proceeds from sale of fixed assets                                                    53,829             59,609
                                                            --------------     --------------     --------------

     Net cash used in investing activities                      (5,466,041)        (6,981,468)        (2,278,779)
                                                            --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                  127,659,452        123,166,498         87,589,294
 Payments on long-term debt                                   (129,141,816)      (116,122,120)       (94,059,911)
 Purchase of treasury stock                                                        (3,106,156)           (84,540)
 Proceeds from exercise of stock options                         2,246,730          2,487,317             71,419
                                                            --------------     --------------     --------------

     Net cash provided by (used in) financing activities           764,366          6,425,539         (6,483,738)
                                                            --------------     --------------     --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,901,809         (2,117,672)         1,321,787

CASH AND CASH EQUIVALENTS - Beginning of year                    2,159,050          4,276,722          2,954,935
                                                            --------------     --------------     --------------

CASH AND CASH EQUIVALENTS - End of year                     $    5,060,859     $    2,159,050     $    4,276,722
                                                            ==============     ==============     ==============

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

      BUSINESS ACTIVITY - The Company designs, manufactures, and markets high quality men's and women's footwear, gloves and related outdoor apparel primarily under the registered trademarks, ROCKY(R) and GATES(R). The Company maintains a nationwide network of Company sales representatives who sell the Company's products primarily through independent shoe, sporting goods, specialty, uniform stores and catalogs, and through mass merchandisers throughout the United States. The Company had one customer, which represented sales of military footwear under a subcontracting agreement, which accounted for 14% of consolidated net sales in 2004 and did not have any customers that accounted for more than 10% of consolidated net sales in 2003 and 2002.

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

      TRADE RECEIVABLES - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $715,000 and $620,000 at December 31, 2004 and 2003, respectively.

      CONCENTRATION OF CREDIT RISK - The Company has significant transactions with a large number of customers. Accounts receivable from one customer, which represented sales of military footwear under a subcontracting agreement, represented 11.5% of the Company's total accounts receivable - trade balance as of December 31, 2004. No customer represented 10% of the Company's total accounts receivable - trade balance as of December 31, 2003. The Company's exposure to credit risk is impacted by the economic climate affecting its industry. The Company manages this risk by performing ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts.

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

      FIXED ASSETS - The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

                                  Years
                                  -----
Building and improvements         5-40

Machinery and equipment            3-8

Furniture and fixtures             3-8

Lasts, dies, and patterns           3

      For income tax purposes, the Company generally computes depreciation utilizing accelerated methods.

      LICENSING RIGHTS - On January 4, 2002, the Company re-acquired the licensing rights to ROCKY(R) Kids for approximately $500,000. Additional payments of approximately $30,000, which were conditional on sales in excess of a predetermined amount, were paid during 2003 completing the transaction. The rights to ROCKY(R) Kids were purchased from Philip's Kids, LLC ("Philip's"), an entity owned by a former member of the Company's Board of Directors. These licensing rights are considered indefinite lived intangible assets and are not subject to amortization and are recorded in goodwill.

      GOODWILL AND OTHER INTANGIBLES - Goodwill and trademarks are considered indefinite lived assets and are not amortizable. At December 31, 2004, the goodwill is deductible for tax purposes. Patents are amortized over the life the patents and amortization expense related to these assets was approximately $26,200, $25,100, and $19,800 in 2004, 2003 and 2002
      respectively. Such amortization expense will be approximately $26,000 per year from 2005 to 2009.

      ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense was $2,265,086, $1,776,909, and $1,921,367 for 2004,
      2003 and 2002, respectively.

      REVENUE RECOGNITION - Revenue and related cost of goods sold are recognized at the time footwear, outdoor apparel and accessories are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends. All sales are final upon shipment.

      SHIPPING AND HANDLING COSTS - In accordance with the Emerging Issues Tax Force ("EITF") No. 00-10 "Accounting For Shipping and Handling Fees And Costs," all shipping and handling costs billed to customers have been included in net sales. Shipping and handling costs are included in selling, general and administrative costs and totaled $1,789,194, $1,469,565, and $1,491,259 in 2004, 2003 and 2002, respectively. The
      Company's gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

      PER SHARE INFORMATION - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                         2004         2003         2002
Basic - weighted average shares outstanding           4,557,283    4,189,794    4,499,741

Dilutive securities - stock options                     396,246      370,969       90,354
                                                      ---------    ---------    ---------

Diluted - weighted average shares outstanding         4,953,529    4,560,763    4,590,095
                                                      =========    =========    =========

Anti-Diluted - weighted average shares outstanding       84,000            0      207,587
                                                      =========    =========    =========

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

      In accordance with SFAS No. 142, the Company tests intangible assets with indefinite lives and goodwill for impairment annually or when conditions indicate an impairment may have occurred.

      RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS - In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify certain provisions of FASB Interpretation No. 46. Variable interests in a variable interest entity are contractual, ownership, or other pecuniary interests in an entity that change with changes in the entity's net asset value. Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. FIN 46R defers the effective date of FIN 46 for certain entities and makes several other changes to FIN 46. The Company's adoption of FIN 46 or FIN 46R did not have a material impact on the Company's consolidated financial statements.

            In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

            In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment" which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

            In December 2004, the FASB issued FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. At December 31, 2004 the Company determined it would repatriate a portion of its foreign earnings and accrued the related taxes. (See Note 8).

      PRODUCT GROUP INFORMATION - The Company is managed in one operating segment. Gates Gloves is a product group established in 2003 for reporting sales of GATES(R) branded gloves and accessories. The following is supplemental information on net sales by product group:

                                           % OF                       % OF                      % OF
                             2004          SALES         2003         SALES         2002        SALES
Rugged Outdoor           $  46,627,583      35.3%    $  48,100,097     45.3%    $  41,554,244    46.7%
Occupational                40,838,295      30.9%       34,560,154     32.6%       29,620,876    33.3%
Military                    18,542,564      14.0%          408,204      0.4%        6,437,248     7.2%
Casual                       2,392,526       1.8%        2,498,089      2.4%        2,306,748     2.6%
Apparel                      8,854,804       6.7%        4,502,865      4.2%        2,740,441     3.1%
Gates Gloves                 9,622,923       7.3%       10,240,548      9.6%
Factory Outlet Stores        4,017,359       3.0%        4,582,687      4.3%        4,050,823     4.6%
Other                        1,352,909       1.0%        1,272,109      1.2%        2,248,341     2.5%
                         -------------    ------     -------------    -----     -------------   -----

Total                    $ 132,248,963    100.00%    $ 106,164,753    100.0%    $  88,958,721   100.0%
                         =============    ======     =============    =====     =============   =====

      Net sales to foreign countries, primarily Canada, represented approximately 2.1% of net sales in 2004, 1.4% of net sales in 2003 and 1.0% of net sales in 2002.

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

                                                                      YEARS ENDED DECEMBER 31,
                                                              2004              2003              2002
Net income, as reported                                  $    8,594,392    $    6,039,243    $    2,843,300
Deduct: Total stock-based employee compensation
 expense determined under fair value based method for
 all awards, net of related tax effects                       1,003,446           454,299           405,854
                                                         --------------    --------------    --------------

Pro forma net income                                     $    7,590,946    $    5,584,944    $    2,437,446
                                                         ==============    ==============    ==============

Earnings per share:
 Basic--as reported                                      $         1.89    $         1.44    $         0.63
 Basic--pro forma                                        $         1.67    $         1.33    $         0.54

 Diluted--as reported                                    $         1.74    $         1.32    $         0.62
 Diluted--pro forma                                      $         1.53    $         1.24    $         0.54

      The pro forma amounts are not representative of the effects on reported net income for future years.

      COMPREHENSIVE INCOME - Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets - net income and other comprehensive income (loss). Included in other comprehensive income (loss) for the Company is a minimum pension liability adjustment, which is recorded net of a related tax effect. This adjustment is accumulated within the Consolidated Statements of Shareholders' Equity under the caption Accumulated Other Comprehensive Loss.

2.    ACQUISITIONS

      On April 15, 2003, the Company completed the purchase of certain assets from Gates-Mills, Inc. ("Gates"). Under the terms of the purchase agreement, Rocky acquired all of the intellectual property of Gates, including ownership of the Gates(R) trademark, selected raw material and finished goods inventory, and certain records in connection with the Gates business in exchange for $3,510,070 plus a deferred purchase price if sales by the Company related to the Gates product line from the date of purchase through December 31, 2003 reach certain performance targets. The Company recorded an additional purchase price of $1,324,400 because net sales of the product line have exceeded the performance targets established for 2003. No additional payments are required. The acquisition was accounted for under the purchase method and results of operations of the Gates business have been included in the Company's results of operations since the date of acquisition. The following unaudited pro-forma information presents results as if the acquisition had occurred on January 1, 2002: net sales ($108,847,526); net loss ($395,462); and net loss per diluted share ($0.09). Unaudited pro-forma results of operations for the year ended December 31, 2003 are not presented due to the unavailability of information from Gates-Mills, Inc. Final allocation of the purchase price is follows:

Inventory                   $  2,040,070

Goodwill                       1,032,400

Trademarks                     1,762,000
                            ------------
Total acquisition cost      $  4,834,470

Transaction costs                 91,580
                            ------------
Total                       $  4,926,050
                            ============

      On January 6, 2005, the Company completed the purchase of 100% of the issued and outstanding voting limited liability interests of EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC (the "EJ Footwear Group") from SILLC Holdings LLC. The EJ Footwear Group was acquired to expand the Company's branded product lines, principally occupational products. The aggregate purchase price for the interests of EJ Footwear Group was $91.2 million in cash plus 484,261 shares of the Company's common stock valued at $11,573,000 (valued at $10,000,000 in the definitive agreement). Common stock value is based on the share price at the date of the agreement. To fund the transaction the Company refinanced its existing credit agreement and entered into an additional note agreement. (See Note 6).

      The results of operations of EJ Footwear Group will be included in the results of operations of the Company effective January 1, 2005, as management determined that results of operations were not significant and no material transactions occurred during the period from January 1, 2005 to January 6, 2005.

      The purchase price, which includes $1.6 million in transaction cost, will be allocated to the Company's tangible and intangible assets and liabilities based upon estimated fair values as of the date of the acquisition. The Company is in the process of obtaining appraisals of all tangible and intangible assets and liabilities to establish the fair values and determining a final working capital adjustment. As the purchase price allocation has not been completed, the amounts and lives assigned to finite and indefinite life intangibles, and the related amortizations periods have been estimated. Goodwill resulting from the transaction will not be tax deductible. The purchase price is preliminarily allocated, based on management's estimates, as follows:

Current assets                              $    64,736,890
Fixed assets and other assets                     3,109,170
Identifiable intangibles                         47,000,000
Goodwill                                         16,378,518
Liabilities                                      (8,900,005)
Deferred Taxes - long term                      (17,935,223)
                                            ---------------
Purchase price                              $   104,389,350
                                            ===============

      The following unaudited pro-forma information presents results as if the acquisition had occurred on January 1, 2004:

Net sales                                   $ 279,051,000
Net income                                     12,782,000
Earning per share:
  Basic                                     $        2.54
  Diluted                                   $        2.35

3.    INVENTORIES

      Inventories are comprised of the following:

                                                       DECEMBER 31,
                                                 2004                 2003
Raw Materials                               $    4,711,014       $    5,087,468
Work-in-progress                                   564,717              878,091
Finished goods                                  26,565,240           31,168,371
Factory outlet finished goods                    1,268,153            1,299,257
Less reserve for obsolescence or lower
   of cost or market                              (150,000)            (365,000)
                                            --------------       --------------
Total                                       $   32,959,124       $   38,068,187
                                            ==============       ==============

4.    OTHER ASSETS

      Intangible assets are recorded in other assets and consist of the following:

                                          DECEMBER 31,
                                       2004            2003
Trademarks                          2,225,887       2,149,694
Patents - net of amortization         335,540         310,071
Deferred Acquisition Costs            933,502
Other                                 725,114         452,745
                                   ----------      ----------

Total                              $4,220,043      $2,912,510
                                   ==========      ==========

5.    FIXED ASSETS

      Fixed assets are comprised of the following:

                                             DECEMBER 31,
                                         2004             2003
Land                                $    572,838      $    572,838
Building and improvements             15,484,035        13,112,334
Machinery and equipment               22,730,530        21,949,160
Furniture and fixtures                 3,472,210         2,110,909
Lasts, dies and patterns               9,911,316         8,958,470
Construction work-in-progress            561,967            86,997
                                    ------------      ------------
       Total                          52,732,896        46,790,708

Less - accumulated depreciation      (32,553,410)      (29,180,470)
                                    ------------      ------------

Net fixed assets                    $ 20,179,486      $ 17,610,238
                                    ============      ============

6.    LONG-TERM DEBT

      Long-term debt is comprised of the following:

                                                DECEMBER 31,
                                          2004                2003
Bank - revolving credit facility      $  11,552,109      $  12,530,539
Equipment and other obligations             123,300            287,700
Real estate obligations                   4,861,155          5,200,689
                                      -------------      -------------

     Total debt                          16,536,564         18,018,928

Less current maturities                   6,492,020            503,934
                                      -------------      -------------

Net long-term debt                    $  10,044,544      $  17,514,994
                                      =============      =============

      On September 18, 2000, the Company entered into a three-year loan and security agreement with GMAC Business Credit, LLC (GMAC) refinancing its former bank revolving line of credit based on the collateral value of its accounts receivable and inventory. On October 21, 2002, the Company extended the agreement two years. This loan and security agreement permits a borrowing base to a maximum of $45,000,000. Interest on the revolving credit facility is payable monthly at GMAC's prime rate, and the entire principal is due September 17, 2005. Under terms of the agreement, the Company has the option to borrow up to seventy five percent (75%) of its outstanding obligation at LIBOR plus two and three-eights percent (2.375%) or prime. The interest rate for the outstanding balance at December 31, 2004 was 5.25% (4.00% at December 31, 2003).

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

      The loan and security agreement contains certain restrictive covenants, which among other things, requires the Company to maintain a certain level of net worth, and fixed charge coverage. As of December 31, 2004, the Company is in compliance with the loan covenants. Presently, the line of credit restricts the payment of dividends on common stock.

      Equipment and other obligations at December 31, 2004 bear interest at a variable rate of prime and are payable in monthly installments to 2005. The equipment is held as collateral against the outstanding obligations.

      In January 2000, the Company completed a mortgage financing facility with GE Capital Corp. for three of its facilities totaling $6,300,000. The facility bears interest at 8.275%, with total monthly principal and interest payments of $63,100 to 2014. The proceeds of the financing were used to pay down borrowings under a former revolving credit facility.

      At December 31, 2004 and 2003, the Company has no interest rate management agreements.

      The estimated fair value of the Company's long-term obligations approximated their carrying amount at December 31, 2004 and 2003, based on current market prices for the same or similar issues or on debt available to the Company with similar rates and maturities.

      On January 6, 2005, to fund the acquisition of EJ Footwear Group, the Company entered into a loan and security agreement with GMAC Commercial Finance LLC, refinancing its former $45,000,000 revolving line of credit, for certain extensions of credit (the "Credit Facility"). The Credit Facility is comprised of (i) a five-year revolving credit facility up to a principal amount of $100,000,000 with an interest rate of LIBOR plus two and a half percent (2.5%) or prime plus one percent (1.0%) and (ii) a three-year term loan in the principal amount of $18,000,000 with an interest rate of LIBOR plus three and a quarter percent (3.25%) or prime plus one and three quarters percent (1.75%). The Credit Facility is secured by a first priority perfected security interest in all presently owned and hereafter acquired domestic personal property of the Borrowers, subject to specified exceptions. The credit facility restricts the payment of dividends. At December 31, 2004, the Company has no retained earnings available for distribution.

      Also on January 6, 2005, the Company entered into a note agreement (the "Note Purchase Agreement") with American Capital Financial Services, Inc., as agent, and American Capital Strategies, Ltd., as lender (collectively, "ACAS"), regarding $30,000,000 in six-year Senior Secured Term B Notes with an interest rate of LIBOR plus eight percent (8.0%). The Note Purchase Agreement provides, among other terms, that (i) the ACAS Second Lien Term Loan will be senior indebtedness of the Company, secured by essentially the same collateral as the Credit Facility, (ii) such note facility will be "last out" in the event of liquidation of the Company and its subsidiaries, and (iii) principal payments on such note facility will begin in the fourth year of such note facility.

      Long-term debt maturities, adjusted for the January 2005 refinancing, are as follows for the years ended December 31:

2005                   $ 6,492,020
2006                     6,400,416
2007                     6,434,837
2008                    10,472,216
2009                    10,512,809

7.    OPERATING LEASES

      The Company leases certain machinery and manufacturing facilities under operating leases that generally provide for renewal options. The Company incurred approximately $918,000, $793,000 and $799,000 in rent expense under operating lease arrangements for 2004, 2003 and 2002, respectively.

      Included in total rent expense above are monthly payments of $5,000 for 2004, 2003 and 2002 for the Company's former Ohio manufacturing and clearance center facility leased from an entity in which the owners are also shareholders of the Company. The Company purchased the facility in January 2005 and relocated its factory outlet store in Nelsonville, Ohio to this location.

      Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

2005             $   742,000
2006                 616,000
2007                 294,000
2008                 294,000
2009                 258,000
                 -----------
Total            $ 2,204,000
                 ===========

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

      At December 31, 2004, a provision of $157,000 has been made for U.S. taxes on the repatriation of $3,000,000 of accumulated undistributed earnings of Five Star through December 31, 2004. At December 31, 2004, after the planned repatriation above, approximately $6,839,000 is remaining that would become taxable upon repatriation to the United States. During 2005, the Company will complete its evaluation of foreign earnings and may repatriate up to an additional $5,000,000 of accumulated undistributed earnings, which could result in up to $260,000 of additional tax. In addition the Company has provided Puerto Rico tollgate taxes on approximately $3,684,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. If the Five Star and Lifestyle undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $2,394,000 and $379,000, respectively. In 2001, the Company received abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994. This resulted in the Company reducing its deferred tax liability by $408,000. The Company recognized a tax benefit for the exercise of its stock options in the amount of $1,205,300 for the year ended December 31, 2004.

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

                                                   YEARS ENDED DECEMBER 31,
                                            2004            2003               2002
Federal:
 Current                                $  1,836,232   $     2,308,011     $    200,134
 Deferred                                  1,173,870           (93,011)         683,867
                                        ------------   ---------------     ------------
   Total Federal                           3,010,102         2,215,000          884,001
                                        ------------   ---------------     ------------
State and local:
 Current                                     146,858           229,000            3,695
 Deferred                                    142,195           (20,750)          65,304
                                        ------------   ---------------     ------------
   Total state and local                     289,053           208,250           68,999
                                        ------------   ---------------     ------------

Foreign-current                              176,845            11,000
                                        ------------   ---------------     ------------

Total                                   $  3,476,000   $     2,434,250     $    953,000
                                        ============   ===============     ============

      A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the Federal statutory rate of 35% for 2004 and 34% for all periods to income before income taxes follows:

                                                   YEARS ENDED DECEMBER 31,
                                            2004            2003               2002
Expected expense at statutory rate      $  4,224,637   $     2,880,988     $  1,290,742
Increase (decrease) in income taxes
 resulting from:
 Exempt (income) from operations in
  Puerto Rico, net of tollgate taxes        (560,000)
 Exempt (income) from Dominican
  Republic operations                       (580,009)         (545,792)        (430,416)
Tax on repatriated earnings from
  Dominican Republic operations              157,000
State and local income taxes                 187,884           132,796           45,539
Other--net                                    46,488           (33,742)          47,135
                                        ------------   ---------------     ------------

Total                                   $  3,476,000   $     2,434,250     $    953,000
                                        ============   ===============     ============

 Deferred income taxes recorded in the consolidated balance sheets at December
      31, 2004 and 2003 consist of the following:

                                                                  DECEMBER 31,
                                                           2004                 2003
Deferred tax assets:
 Asset valuation allowances and accrued expenses      $     580,503        $       809,023
 Pension and deferred compensation                                                 759,341
 Plant closing costs                                                                74,290
 Inventories                                                275,397                373,721
 State and local income taxes                                50,256
                                                      -------------        ---------------

        Total deferred tax assets                           906,156              2,016,375
                                                      -------------        ---------------
Deferred tax liabilities:
 Fixed assets                                              (806,642)              (858,175)
 State and local income taxes                                                      (51,372)
 Prepaid assets                                            (210,525)               (41,490)
 Pension and deferred compensation                         (485,381)
 Tollgate tax on Lifestyle earnings                        (379,271)              (368,435)
                                                      -------------        ---------------

        Total deferred tax liabilities                   (1,881,819)            (1,319,472)
                                                      -------------        ---------------

Net deferred tax asset                                $    (975,663)       $       696,903
                                                      =============        ===============

9.    RETIREMENT PLANS

      The Company sponsors a noncontributory defined benefit pension plan covering non-union workers of the Company's Ohio and Puerto Rico operations. Benefits under the non-union plan are based upon years of service and highest compensation levels as defined. Annually, the Company contributes to the plans at least the minimum amount required by regulation.

      The Company sponsored a non-contributory defined benefit plan for certain union employees. The plan was frozen in September 2001 and terminated March 2004. The settlement of the plan resulted in a gain of $63,228 in 2004.

      The funded status of the Company's plans and reconciliation of accrued pension cost at December 31, 2004 and 2003 is presented below (information with respect to benefit obligations and plan assets is as of September
      30):

                                                                           DECEMBER 31,
                                                                     2004               2003
Change in benefit obligation:
   Projected benefit obligation at beginning of the year       $    11,121,263    $      9,225,682
   Service cost                                                        512,317             387,693
   Interest cost                                                       646,052             603,481
   Actuarial loss                                                      152,722           1,230,283
   Exchange loss                                                       352,612             297,293
   Benefits paid                                                      (403,330)           (623,169)
   Settlement                                                       (2,752,605)
                                                               ---------------    ----------------

   Projected benefit obligation at end of year                 $     9,629,031    $     11,121,263
                                                               ===============    ================

Change in plan assets:
   Fair value of plan assets at beginning of year              $     8,791,904    $      7,150,990
   Actual gain on plan assets                                        1,953,062           2,264,083
   Employer contribution                                             1,120,000
   Benefits paid                                                      (403,330)           (623,169)
   Settlement                                                       (2,752,605)
                                                               ---------------    ----------------

   Fair value of plan assets at end of year                    $     8,709,031    $      8,791,904
                                                               ===============    ================

Funded Status:
   Unfunded deficit                                            $      (920,000)   $     (2,329,359)
   Remaining unrecognized benefit obligation existing
        at transition                                                   57,073              73,380
   Unrecognized prior service costs due to plan amendments           1,290,751           1,426,144
   Unrecognized net loss                                             2,296,041           3,372,387
   Adjustment required to recognize minimum liability               (2,813,060)         (4,194,074)
   Curtailment charge included in plant closing costs                                      190,570
                                                               ---------------    ----------------

Accrued pension liability                                      $       (89,195)   $     (1,460,952)
                                                               ===============    ================

Amounts recognized in the consolidated financial statements:
   Deferred pension asset                                      $    (1,347,824)   $     (1,499,524)
   Deferred pension liability and curtailment liability              2,723,865           2,733,122
   Accumulated other comprehensive loss                             (1,465,236)         (2,694,550)
                                                               ---------------    ----------------
   Net amount recognized                                       $       (89,195)   $     (1,460,952)
                                                               ===============    ================

Accumulated benefit obligation                                 $     8,798,226    $     10,443,426
                                                               ===============    ================

      SFAS No. 87, "Employers' Accounting for Pensions," generally requires the Company to recognize a minimum liability in instances in which a plan's accumulated benefit obligation exceeds the fair value of plan assets. In accordance with the statement, the Company has recorded in the accompanying consolidated financial statements a non-current deferred pension asset of $1,347,824 and $1,499,524 as of December 31, 2004 and 2003, respectively. In addition, under SFAS No. 87, if the minimum liability exceeds the unrecognized prior service cost and the remaining unrecognized benefit obligation at transition, the excess is reported in other comprehensive income of $872,814 net of a deferred tax of $356,501 for 2004 and $361,349 net of a deferred tax of $154,864 for 2003.

      Net pension cost of the Company's plans is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           2004            2003              2002
Service cost                                          $     512,317   $      387,692   $       269,715
Interest                                                    646,052          603,481           580,032
Expected return on assets                                  (684,297)        (552,988)         (456,422)
A mortization of unrecognized net loss                      141,642          178,641            51,850
A mortization of unrecognized transition obligation          16,306           16,306            16,306
A mortization of unrecognized prior service cost            135,393          135,393           135,393
                                                      -------------   --------------   ---------------
Net pension cost                                      $     767,413   $      768,525   $       596,874
                                                      =============   ==============   ===============

      The Company's unrecognized benefit obligations existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

                                                                            DECEMBER 31,
                                                                         2004          2003
Discount rate                                                            5.75%         5.75%

Average rate of increase in compensation levels
   (non-union only )                                                      3.0%          3.0%

Expected long-term rate of return on plan assets                          8.0%          8.0%

      The Company's pension plans weighted-average asset allocations at December 31, 2004 and 2003 by asset category are:

                              DECEMBER 31,
                             2004      2003
Rocky, Inc. common stock     19.3%     17.2%
Other equity securities      61.2%     65.5%
Debt securities               6.2%     14.7%
Other                        13.3%      2.6%
                            -----     -----

Total                       100.0%    100.0%
                            =====     =====

      The Company's investment objectives are (1) to maintain the purchasing power of the current assets and all future contributions; (2) to maximize return within reasonable and prudent levels of risk; (3) to maintain an appropriate asset allocation policy (80% equity securities and 20% debt securities) that is compatible with the actuarial assumptions, while still having the potential to produce positive returns; and (4) to control costs of administering the plan and managing the investments.

      The expected benefit payments for pensions are as follows for the years ended December 31:

2005           $      297,000
2006                  294,000
2007                  331,000
2008                  346,000
2009                  356,000
Thereafter          2,504,000
               --------------

Total          $    4,128,000
               ==============

      The Company anticipates making a contribution of approximately $800,000 to the pension plan in 2005.

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

      The Company also sponsors a 401(k) savings plan for substantially all of its employees. The Company provides contributions to the plan only on a discretionary basis. No Company contribution was made for 2004, 2003 and 2002.

10.   COMMITMENTS AND CONTINGENCIES

      The Company is, from time to time, a party to litigation which arises in the normal course of its business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of such proceedings in the aggregate will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

11.   CAPITAL STOCK

      The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued and none are outstanding at December 31, 2004 and 2003, respectively.

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

      In September 2002, the Company's Board of Directors authorized the repurchase of up to 500,000 common shares outstanding in open market or privately negotiated transactions through December 31, 2004. Purchases of stock under this program were funded with borrowings from the Company's credit facility. There were 16,400 shares repurchased and retired in 2002 for $84,540. The Company completed the repurchase program during the first quarter 2003 and retired the remaining shares. There were 483,533 shares repurchased and retired in 2003 for $3,106,153.

      On October 11, 1995, the Company adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 400,000 common shares of the Company. In May 1998, the Company adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares of the Company. In addition in May 2002, the Board of Directors approved the issuance of a total of 400,000 additional common shares of the Company under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to the Company are eligible to receive options under the Plans. On May 11, 2004 shareholders of the Company approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of the Company's common shares that may be granted for stock options and restricted stock awards. As of December 31, 2004, the Company is authorized to issue 663,935 options under the 2004 Stock Incentive Plan.

      The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes all stock option transactions from January 1, 2002 through December 31, 2004:

                                                               WEIGHTED
                                                               AVERAGE
                                                               EXERCISE
                                                  SHARES        PRICE
Outstanding at January 1, 2002                     912,000    $     7.27
   Issued                                          194,000          5.79
   Exercised                                       (13,250)         5.39
   Forfeited                                       (69,750)         8.63
                                                 ---------    ----------

Outstanding at December 31, 2002                 1,023,000          6.92
   Issued                                          224,000          6.59
   Exercised                                      (334,500)         7.46
   Forfeited                                       (61,000)         6.80
                                                 ---------    ----------

Outstanding at December 31, 2003                   851,500          6.63
   Issued                                          175,000         20.78
   Exercised                                      (330,700)         6.79
   Forfeited                                       (16,250)         7.57
                                                 ---------    ----------

Outstanding at December 31, 2004                   679,550    $    10.03
                                                 =========    ==========

Options exercisable at December 31:
   2002                                            721,625    $     7.67
   2003                                            515,250    $     6.97
   2004                                            402,926    $     7.07

Fair value of options granted during the year:
   2002                                                       $     2.40
   2003                                                       $     2.79
   2004                                                       $     8.97

      The following table summarizes information about options outstanding at December 31, 2004:

                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
----------------------------------------------------  -------------------
                              AVERAGE      WEIGHTED-            WEIGHTED-
    RANGE OF                 REMAINING     AVERAGE               AVERAGE
    EXERCISE                 CONTRACTUAL   EXERCISE             EXERCISE
     PRICES         NUMBER      LIFE        PRICE     NUMBER     PRICE
$3.875 - $5.00      111,300     3.9       $     4.12  105,363  $     4.09
$5.01 - $5.75       110,500     5.6       $     5.24   62,750  $     5.24
$5.76 - $6.50       178,000     4.2       $     5.87  138,500  $     5.83
$6.51 - $8.875       40,750     3.5       $     7.40   34,188  $     7.51
$8.89 - $15.25       72,000     3.8       $    13.33   46,125  $    14.41
$15.26 - $27.25     167,000     6.8       $    20.78   16,000  $    22.39
                    -------                           -------

                    679,550               $    10.03  402,926  $     7.07
                    =======                           =======

      In determining the estimated fair value of each option granted on the date of grant the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively; dividend yield of 0%; expected volatility of 51%, 44% and 44 %; risk-free interest rates of 3.28%, 2.80% and 2.83% and expected life of 4 years, 6 years and 6 years.

12.   COMPREHENSIVE INCOME

      Comprehensive income represents net income plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income, net of tax, are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                   2004          2003           2002
Net income                                     $  8,594,392  $  6,039,243  $    2,843,300
Minimum pension liability, net of tax effect        872,814       361,349      (1,480,588)
                                               ------------  ------------  --------------
Comprehensive income                           $  9,467,206  $  6,400,592  $    1,362,712
                                               ============  ============  ==============

      The 2004, 2003 and 2002 minimum pension liability is net of a deferred tax (expense) benefit of $(356,501), ($154,864) and $575,784, respectively.

13.   CLOSURE OF MANUFACTURING OPERATIONS

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

      A reconciliation of the plant closing costs and accrual is as follows:

                                                     2002 Expense                                                      2004 Expense
                             Accrued                 Adjustments       Accrued                   Accrued               Adjustments
                             Balance        2002     to Original       Balance       2003        Balance       2004     to Original
                          Dec. 31, 2001   Payments     Estimate     Dec. 31, 2002  Payments   Dec. 31, 2003  Payments    Estimate
                          -------------   --------   ------------   -------------  --------   -------------  --------  ------------
Severance:
 Non-union                $      71,668   $ 25,574   $     26,094   $      20,000  $ 14,500   $       5,500  $         $      5,500
 Union
Curtailment of
 pension plan benefits          690,000    500,000                        190,000                   190,000   132,272        57,728
Employee benefits                33,000     31,047          1,953
Factory lease                    85,000     40,000         45,000
Equipment and
 relocation costs                 5,000                     5,000
Legal and other costs            18,623     53,667        (35,044)
                          -------------   --------   ------------   -------------  --------   -------------  --------  ------------

Total                     $     903,291   $650,288   $     43,003   $     210,000  $ 14,500   $     195,500  $132,272  $     63,228
                          =============   ========   ============   =============  ========   =============  ========  ============

      The Company expects no additional restructuring and realignment costs associated with this plan and therefore recognized $63,228 of income in 2004.

14.   SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and Federal, state and local income taxes was as follows:

                                                    YEARS ENDED DECEMBER 31,
                                             2004                2003            2002
Interest                                $   1,317,991     $   1,402,743    $   1,435,505
                                        =============     =============    =============
Federal, state and local
 income taxes - net of refunds          $   5,126,694     $     206,232    $      68,066
                                        =============     =============    =============

      Accounts payable at December 31, 2004, 2003 and 2002 include a total of $522,997, $45,582 and $2,693, respectively, relating to the additional goodwill accrued in the acquisition of certain assets of Gates-Mills, Inc. in 2003 and the purchase of fixed assets. In 2004, the Company agreed to purchase a building for $505,000 from a partnership 25% owned by the Company's Chairman and CEO.

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

       2004           1st Quarter    2nd Quarter    3rd Quarter    4th Quarter     Total Year
Net sales             $21,882,089    $27,433,987    $50,052,894    $32,879,993    $132,248,963
Gross margin            5,618,604      7,776,209     15,996,490      9,251,060      38,642,363
Net income                 72,451      1,447,822      4,887,359      2,186,760       8,594,392
Net income
 per common share:
  Basic               $      0.02    $      0.32    $      1.06    $      0.47    $       1.89
  Diluted             $      0.01    $      0.29    $      0.98    $      0.43    $       1.74

        2003

Net sales             $13,754,941    $21,863,148    $41,349,824    $29,196,840    $106,164,753
Gross margin            3,465,528      6,734,984     13,085,792      9,495,321      32,781,625
Net income (loss)        (622,569)     1,095,819      3,467,595      2,098,398       6,039,243
Net income (loss)
 per common share:
  Basic               $     (0.14)   $      0.27    $      0.84    $      0.50    $       1.44
  Diluted             $     (0.14)   $      0.25    $      0.77    $      0.44    $       1.32

No cash dividends were paid during 2004 and 2003.