Form 10-K/A
period 2004-12-31
ROCKY SHOES & BOOTS INC
filed 2005-04-07
CIK 895456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1
                                   (MARK ONE)

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

                                EXPLANATORY NOTE

     Rocky Shoes & Boots, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2004 (the "Original Form 10-K") solely to insert an additional Exhibit 23, Consent of Independent Registered Public Accounting Firm, due to the inadvertent omission of a registration statement number in the Consent filed with the Original Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment, the Company is filing new Exhibits 31.1 and 31.2.

     Also, the Company would like to note that, as an accelerated filer, the Company provides free of charge access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, through its website, www.rockyboots.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROCKY SHOES & BOOTS, INC.

Date: April 7, 2005               By:  /s/ James E. McDonald
                                       ----------------------------------------
                                       James E. McDonald, Executive Vice
                                       President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

                SIGNATURE                                                    TITLE                              DATE
                ---------                                                    -----                              ----
/s/ Mike Brooks                                        Chairman, Chief  Executive Officer and                April 7, 2005
--------------------------------------------           Director (Principal Executive Officer)
Mike Brooks


/s/ James E. McDonald                                  Executive Vice President and                          April 7, 2005
--------------------------------------------           Chief Financial Officer
James E. McDonald                                      (Principal Financial and Accounting Officer)



* CURTIS A. LOVELAND                                   Secretary and Director                                April 7, 2005
--------------------------------------------
Curtis A. Loveland


*J. PATRICK CAMPBELL                                   Director                                              April 7, 2005
--------------------------------------------
J. Patrick Campbell


* GLENN E. CORLETT                                     Director                                              April 7, 2005
--------------------------------------------
Glenn E. Corlett


* MICHAEL L. FINN                                      Director                                              April 7, 2005
--------------------------------------------
Michael L. Finn


*G. COURTNEY HANING                                    Director                                              April 7, 2005
--------------------------------------------
G. Courtney Haning


* HARLEY E. ROUDA                                      Director                                              April 7, 2005
--------------------------------------------
Harley E. Rouda


* JAMES L. STEWART                                     Director                                              April 7, 2005
--------------------------------------------
James L. Stewart

* By:   /s/ Mike Brooks
--------------------------------------------
Mike Brooks, Attorney-in-Fact