Form 10-Q
period 2005-03-31
ROCKY SHOES & BOOTS INC
filed 2005-05-10
CIK 895456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission file number: 0-21026

                            ROCKY SHOES & BOOTS, INC.
             (Exact name of registrant as specified in its charter)

               OHIO                                            31-1364046
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Icorporation or Organization)                           Identification No.)

                   39 E. CANAL STREET, NELSONVILLE, OHIO 45764
          (Address of Principal Executive Offices, Including Zip Code)

                                 (740) 753-1951
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,226,850 shares of Common Stock, no par value, were outstanding at April 30, 2005.

                                    FORM 10-Q

                            ROCKY SHOES & BOOTS, INC.

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                        NUMBER
PART I. FINANCIAL INFORMATION

            Item 1.   Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets
                      March 31, 2005 and 2004 (Unaudited), and December 31, 2004             3

                      Condensed Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2005 and 2004 (Unaudited)                 4

                      Condensed Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2005 and 2004 (Unaudited)                 5

                      Notes to Interim Unaudited Condensed Consolidated Financial
                      Statements                                                        6 - 11

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                            12 - 16

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk            17

            Item 4.   Controls and Procedures.                                              17

PART II. OTHER INFORMATION

            Item 1.   Legal Proceedings                                                     18

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds           18

            Item 3.   Defaults Upon Senior Securities                                       18

            Item 4.   Submission of Matters to a Vote of Security Holders                   18

            Item 5.   Other Information                                                     18

            Item 6.   Exhibits                                                              18

SIGNATURE                                                                                   19

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31, 2005                        March 31, 2004
                                                          Unaudited     December 31, 2004       Unaudited
                                                        --------------  ------------------   ----------------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                             $    1,844,354  $        5,060,859   $      1,164,802
  Trade receivables - net                                   50,121,610          27,182,198         17,657,161
  Other receivables                                          1,164,271           1,114,959            842,220
  Inventories                                               69,334,020          32,959,124         35,135,584
  Deferred income taxes                                      1,297,850             230,151            959,810
  Income tax receivable                                      2,134,642           2,264,531
  Prepaid expenses                                           1,053,732             588,618          1,132,264
                                                        --------------  ------------------   ----------------
    Total current assets                                   126,950,479          69,400,440         56,891,841

FIXED ASSETS - net                                          22,563,726          20,179,486         17,325,445
DEFERRED PENSION ASSET                                       1,347,825           1,347,824          1,499,524
IDENTIFIED INTANGIBLES                                      47,190,117           2,561,427          2,659,652
GOODWILL                                                    18,637,115           1,557,861          1,557,861
OTHER ASSETS                                                 4,347,912           1,658,616            280,799
                                                        --------------  ------------------   ----------------
TOTAL ASSETS                                            $  221,037,174  $       96,705,654   $     80,215,122
                                                        ==============  ==================   ================
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                      $   11,879,873  $        4,349,248   $      2,082,062
  Current maturities - long term debt                        6,376,401           6,492,020            511,006
  Accrued expenses:
  Income taxes                                                                                        380,652
  Taxes - other                                                438,624             422,692            451,917
  Salaries and wages                                         2,310,280           1,295,722            644,661
  Plant closing costs                                                                                  75,500
  Other                                                      4,285,853           1,228,708            346,083
                                                        --------------  ------------------   ----------------
    Total current liabilities                               25,291,031          13,788,390          4,491,881
LONG TERM DEBT-less current maturities                      91,746,122          10,044,544         13,998,680
DEFERRED INCOME TAXES                                       18,527,196           1,205,814            262,907
DEFERRED LIABILITIES                                         1,182,172             296,108          1,794,876
                                                        --------------  ------------------   ----------------
TOTAL LIABILITIES                                          136,746,521          25,334,856         20,548,344
SHAREHOLDERS' EQUITY:
Common stock, no par value;
  10,000,000 shares authorized; issued and outstanding
  March 31, 2005 - 5,226,850; December 31, 2004 -
  4,694,670; March 31, 2004 - 4,532,226                     50,224,513          38,399,114         36,089,849
  Accumulated other comprehensive loss                      (1,077,586)         (1,077,586)        (1,950,400)
  Retained earnings                                         35,143,726          34,049,270         25,527,329
                                                        --------------  ------------------   ----------------
    Total shareholders' equity                              84,290,653          71,370,798         59,666,778
                                                        --------------  ------------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  221,037,174  $       96,705,654   $     80,215,122
                                                        ==============  ==================   ================


      See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended
                                                 March 31,
                                        2005            2004
                                     ------------   --------------
NET SALES                            $ 61,498,084   $   21,882,089

COST OF GOODS SOLD                     37,290,212       16,263,485
                                     ------------   --------------

GROSS MARGIN                           24,207,872        5,618,604

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                            20,661,683        5,327,691
                                     ------------   --------------

INCOME FROM OPERATIONS                  3,546,189          290,913

OTHER INCOME AND (EXPENSES):
   Interest expense                    (1,878,592)        (258,573)
   Other - net                             (9,248)          74,206
                                     ------------   --------------
     Total other - net                 (1,887,840)        (184,367)

INCOME BEFORE INCOME TAXES              1,658,349          106,546

INCOME TAX EXPENSE                        563,895           34,095
                                     ------------   --------------

NET INCOME                           $  1,094,454   $       72,451
                                     ============   ==============

NET INCOME PER SHARE
   Basic                             $       0.21   $         0.02
   Diluted                           $       0.20   $         0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
   Basic                                5,163,371        4,428,023
                                     ============   ==============
   Diluted                              5,588,753        4,971,569
                                     ============   ==============


See notes to the interim unaudited condensed consolidated financial statements.

                   ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                     March 31,
                                                               2005           2004
                                                          -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $   1,094,454   $     72,451
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                               1,251,883        751,090
  Deferred compensation and pension - net                       205,068        167,283
  Loss on disposal of fixed assets                               20,266
  Stock issued as directors' compensation                        60,000         50,000
Change in assets and liabilities, (net of effect of
  acquisition):
  Receivables                                                 6,443,496      1,863,037
  Inventories                                                (1,701,352)     2,932,603
  Other current assets                                          (19,652)       (87,026)
  Other assets                                                  386,199        (34,064)
  Accounts payable                                            1,974,913       (738,652)
  Accrued and other liabilities                                (366,181)    (3,171,757)
                                                          -------------   ------------
    Net cash provided by operating activities                 9,349,094      1,804,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                       (969,660)      (449,621)
Acquisition of Business                                     (91,120,802)
                                                          -------------   ------------
    Net cash used in investing activities                   (92,090,462)      (449,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                                149,666,062     22,879,008
Payments on long term debt                                  (68,377,917)   (26,388,250)
Debt financing costs                                         (2,114,843)
Proceeds from exercise of stock options                         351,561      1,159,650
                                                          -------------   ------------
    Net cash provided by (used in) financing activities      79,524,863     (2,349,592)
                                                          -------------   ------------
DECREASE IN CASH AND CASH EQUIVALENTS                        (3,216,505)      (994,248)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                           5,060,859      2,159,050
                                                          -------------   ------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                             $   1,844,354   $  1,164,802
                                                          =============   ============

      See notes to the interim unaudited condensed consolidated financial statements.

                            ROCKY SHOES & BOOTS, INC.
                                AND SUBSIDIARIES

   NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 2005 AND 2004

1.    INTERIM FINANCIAL REPORTING

      In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these c6ndensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004.

      The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share would have resulted in the pro forma amounts as reported below.

                                                      Three Months Ended March 31,
                                                         2005           2004
                                                   --------------  ---------------
      Net income as reported                        $    1,094,454  $        72,451

      Deduct: Stock based employee
        compensation expense determined under fair
        value based method for all awards, net
        of income taxes                                    231,708          153,015
                                                    --------------  ---------------
      Pro forma net income (loss)                   $      862,746  $       (80,564)
                                                    ==============  ===============
      Earnings (loss) per share:
        Basic - as reported                         $         0.21  $          0.02
        Basic - pro forma                           $         0.17  $         (0.02)

        Diluted - as reported                       $         0.20  $          0.01
        Diluted - pro forma                         $         0.15  $         (0.02)

      The pro forma amounts are not representative of the effects on reported net income for future years.

2.    INVENTORIES

      Inventories are comprised of the following:

                                     March 31, 2005   December 31, 2004  March 31, 2004
                                     --------------   -----------------  ---------------
      Raw materials                  $    6,333,803   $      4,711,014   $     5,091,278
      Work-in Process                       955,380            564,717         1,209,715
      Finished good                      61,572,412         26,565,240        27,338,615
      Factory outlet finished goods       1,379,504          1,268,153         1,720,976
      Reserve for obsolescence or
         lower of cost or market           (907,079)          (150,000)         (225,000)
                                     --------------   ----------------   ---------------
      Total                          $   69,334,020   $     32,959,124   $    35,135,584
                                     ==============   ================   ===============

3.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and federal, state and local income taxes was as follows:

                                    Three Months Ended
                                        March 31,
                                   2005         2004
                                -----------  -----------
      Interest                  $ 1,949,531  $   241,558
                                ===========  ===========

      Federal, state and local
      income taxes              $   450,000  $ 1,580,000
                                ===========  ===========


      The Company issued 484,261 common shares valued at $11,473,838, as part of the purchase of the EJ Footwear Group.

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

      A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2005 and 2004 is as follows:

                                     Three Months Ended
                                           March 31,
                                       2005       2004
                                     ---------  ---------
      Basic weighted average
        shares outstanding           5,163,371  4,428,023

      Diluted stock options:           425,382    543,546
                                     ---------  ---------
      Diluted weighted average
        shares outstanding           5,588,753  4,971,569
                                     =========  =========
      Anti-diluted weighted average
        shares outstanding              35,000      3,387
                                     =========  =========

5.    RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." The statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." The statement also amends SFAS No. 95, "Statement of Cash Flows." The statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123(R) applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission's delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements.

      In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 107 ("SAB 107") that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123(R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements.

      The Company has not completed its assessment of the impact or method of adoption of SFAS 123(R) and SAB 107.

6.    ACQUISITION

      On January 6, 2005, the Company completed the purchase of 100% of the issued and outstanding voting limited interests of EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC (the "EJ Footwear Group") from SILLC Holdings LLC.

      The EJ Footwear Group was acquired to expand the Company's branded product lines, principally occupational products. The aggregate purchase price for the interests of EJ Footwear Group, including an initial closing date working capital adjustment, was $91.1 million in cash plus 484,261 shares of the Company's common stock valued at $11,473,838. Common stock value is based on the average closing share price during the three days preceding and three days subsequent to the date of the agreement.

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

      The purchase price will be allocated to the Company's tangible and intangible assets and liabilities based upon estimated fair values as of the date of the acquisition. The Company is in the process of obtaining appraisals of all tangible and intangible assets and liabilities to establish the fair values and determining the income tax basis of assets and liabilities acquired. As the purchase price allocation has not been completed, the amounts assigned to finite and indefinite life intangibles, and the related amortizations periods and the related deferred taxes have not been determined. Goodwill resulting from the transaction will not be tax deductible. The purchase price is preliminarily allocated, based on management's estimates, as follows:

      PURCHASE PRICE ALLOCATION
         Cash                               $   89,503,000
         Common shares - 484,261                11,473,858
         Transaction costs                       1,617,802
         Total                              $  102,594,640

      ALLOCATED TO
         Current assets                     $   65,899,403
         Fixed assets and other assets           3,220,733
         Identified  intangibles                44,800,000
         Goodwill                               17,079,254
         Liabilities                           (11,067,250)
         Deferred taxes - long term            (17,337,500)

      Cash purchase price is subject to an additional final working capital payment of approximately $1.8 million. Estimated amounts are subject to final allocation based on independent appraisal of the fair value of assets acquired and final determination of income tax basis of assets and liabilities. The Company also incurred $0.9 million of transaction costs related to securing the financing for the transaction and will amortize the costs over an average of five years.

                                     Gross                       Accumulated      Carrying
      DECEMBER 31, 2004              Amount        Additions     Amortization      Amount
      --------------------------  ------------  ---------------  ------------  ---------------
      Trademarks                  $  2,225,887                                 $    2,225,887
      Patents                          467,336                        131,796         335,540
      Goodwill                       1,649,732                         91,871       1,557,861
                                  ------------  ---------------  ------------  --------------
      Total Intangibles           $  4,342,955  $            -   $    223,667  $    4,119,288
                                  ============  ===============  ============  ==============

                                     Gross        EJ Footwear     Accumulated     Carrying
      MARCH 31, 2005 (UNAUDITED)     Amount       Acquisition    Amortization      Amount
      --------------------------  ------------  ---------------  ------------  ---------------
      Trademarks                  $  2,225,887  $    41,500,000                $    43,725,887
      Patents                          467,336        2,300,000       253,106        2,514,230
      Customer Relationships                          1,000,000        50,000          950,000
      Goodwill                       1,649,732       17,079,254        91,871       18,637,115
                                  ------------  ---------------  ------------  ---------------
      Total Intangibles           $  4,342,955  $    61,879,254  $    394,977  $    65,827,232
                                  ============  ===============  ============  ===============


      ESTIMATE OF AGGREGATE AMORTIZATION EXPENSE:

      Year ending December 31, 2005       686,000
      Year ending December 31, 2006       686,000
      Year ending December 31, 2007       686,000
      Year ending December 31, 2008       686,000
      Year ending December 31, 2009       686,000

      Additional intangibles acquired during the quarter ended March 31, 2005 relate the acquisition of the EJ Footwear Group.

      The results of operations of EJ Footwear Group are included in the results of operations of the Company effective January 1, 2005, as management determined that results of operations were not significant and no material transactions occurred during the period from January 1, 2005 to January 6, 2005.

7.    CAPITAL STOCK

      On May 11, 2004, shareholders of the Company approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of the Company's common shares that may be granted for stock options and restricted stock awards. As of March 31, 2005, the Company is authorized to issue 528,935 options under their existing plans.

      For the three months ended March 31, 2005, options for 45,574 of the Company's common stock were exercised at an average price of $7.71.

8.    RETIREMENT PLANS

      Net pension cost of the Company's plans is as follows:

                                                                     MARCH 31,
                                                               2005          2004
      Service cost                                         $    130,966   $     128,079
      Interest                                                  132,265         161,513
      Expected return on assets                                (170,931)       (171,074)
      Amortization of unrecognized net loss                      21,404          35,411
      Amortization of unrecognized transition obligation          4,077           4,077
      Amortization of unrecognized prior service cost            33,848          33,848
                                                           ------------   -------------
      Net pension cost                                     $    151,629   $     191,854
                                                           ============   =============

      The Company's unrecognized benefit obligations existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

                                                             MARCH 31,
                                                           2005       2004
      Discount rate                                       5.75 %     5.75 %

      Average rate of increase in compensation levels      3.0 %      3.0 %

      Expected long-term rate of return on plan assets     8.0 %      8.0 %


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

      The Company expects to make contributions to the plan in 2005 of approximately $1.0 million. At March 31, 2005, no Company contribution had been made.

      The Company also sponsors 401(k) savings plans for substantially all of its employees. The Company provides contributions to the plans on a discretionary basis for workers covered under the defined benefits pension plan, and matches eligible employee contributions up to 4% of applicable salary for qualified employees not covered by the defined benefits pension plan. Total Company contributions to 401(k) plans were $0.1 million in 2005 and none in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements.

PERCENTAGE OF NET SALES

                             Three Months Ended
                                  March 31,
                              2005        2004
                             ------      ------
Net Sales                    100.0%      100.0%
Cost of Goods Sold            60.6%       74.3%
                             -----       -----
Gross Margin                  39.4%       25.7%
                             -----       -----
Selling, General and
    Administrative Expenses   33.6%       24.3%
                             -----       -----

Income from Operations         5.8%        1.3%
                             =====       =====


THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net Sales

Net sales increased to a first quarter total of $61.5 million compared to $21.9 million for the same period in 2004. The first quarter results reflect the acquisition of EJ Footwear, which contributed $39.9 million during the three-month period ended March 31, 2005.

Gross Margin

Gross margin in the first quarter of 2005 increased to $24.2 million, or 39.4% of net sales, from $5.6 million or 25.7% of net sales, for the same period last year. The 1370 basis point increase is primarily attributable to sales of EJ Footwear product which carry a higher gross margin than our Rocky products, as well as a decrease in shipments to the U.S. military in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Military boots are sold at lower gross margins than branded product.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $20.7 million, or 33.6% of net sales for the first quarter of 2005 compared to $5.3 million, or 24.3% of net sales, a year ago. The increase is primarily a result of higher SG&A associated with the EJ Footwear business.

Interest Expense

Interest expense was $1.9 million in the quarter ended March 31, 2005 compared to $0.3 million the prior year. The increase was primarily due to interest on borrowings to finance the EJ Footwear Group acquisition.

Income Taxes

Income tax expense for the quarter ended March 31, 2005 was $0.6 million compared $0.03 million for the same period a year ago. Our effective tax rate was 34.0% for the three months ended March 31, 2005 versus 32.0% for the same period in 2004. The increase in the effective tax rate in 2005 over 2004 is due primarily to the EJ Footwear Group income being subject to U.S. effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

We principally fund working capital requirements and capital expenditures through income from operations, borrowings under our credit facility and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory because of our seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. At March 31, 2005, we had working capital of $101.7 million versus $52.4 million on the same date last year and $62.5 million at December 31, 2004.

Our line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $100.0 million. As of March 31, 2005, we had borrowed $45.4 million against our then currently available line of credit of $66.1 million compared with $9.1 million and $29.4 million respectively in the same period of 2004.

We generated cash flow from operations of $9.3 million in the first three months of 2005 compared to $1.8 million in the same period of 2004. The collection of accounts receivable and increase in accounts payable were partially offset by the increase in inventory. All of the respective balance sheet fluctuations reflect the acquisition of the EJ Footwear Group in 2005.

The principal use of cash flows in investing activities for the first three months of 2005 and 2004 has been for the acquisition of the EJ Footwear Group in 2005, and investment in property, plant, and equipment. In the first three months of 2005, property, plant, and equipment expenditures were $1.0 million versus $0.4 million in the same period of 2004. The current year expenditures primarily represent investments in expansion of the workspace at our distribution center, as well as sales fixtures and displays. We do not expect to incur significant fixed asset additions related to the EJ operations.

Our net cash provided by financing activities for the three months ended March 31, 2005 was $79.5 million, comprised of the net cash proceeds from debt financing of $81.2 million, the proceeds from the exercise of stock options of $0.4 million, offset by debt financing costs of $2.1 million.

INFLATION

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

Pension benefits:

Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually. See Note 9, "Retirement Plans," to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 for information on these plans and the assumptions used.

Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of the Company's plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of the Company's pension and post-retirement benefit plans and related assumptions is included in Note 9 "Retirement Plans," to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with the Company sponsored noncontributory defined benefit pension plans covering non-union workers of the Company. A union plan, which was frozen in 2001, was settled in April 2004.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as "believe," "anticipate," "expect," "will," "may," "should," "intend," "plan," "estimate," "predict," "potential," "continue," "likely" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business - Business Risks" included in our Annual Report on Form 10-K for the year ended December 31, 2004, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

               EXHIBIT  EXHIBIT
               NUMBER   DESCRIPTION

               31(a)* Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

               31(b)* Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

               32(a)+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

               32(b)+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

----------------
*     Filed with this report.
+     Furnished with this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ROCKY SHOES & BOOTS, INC.

Date: May 10, 2005             /s/ James E. McDonald
                               -------------------------------------------------
                               James E. McDonald, Executive Vice President and
                               Chief Financial Officer*

* In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.