Form 10-Q
period 2005-06-30
ROCKY SHOES & BOOTS INC
filed 2005-08-09
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-21026
ROCKY SHOES & BOOTS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	31-1364046 (I.R.S. Employer Identification No.)
39 E. Canal Street, Nelsonville, Ohio 45764
(Address of Principal Executive Offices, Including Zip Code)
(740) 753-1951
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,284,725 shares of Common Stock, no par value, were outstanding at July 31, 2005.

FORM 10-Q
ROCKY SHOES & BOOTS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004	June 30, 2004
	Unaudited		Unaudited
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$1,015,645	$5,060,859	$492,408
Trade receivables — net	56,654,184	27,182,198	27,422,370
Other receivables	1,365,390	1,114,959	863,709
Inventories	85,410,975	32,959,124	38,641,868
Deferred income taxes	1,297,850	230,151	959,810
Income tax receivable		2,264,531
Prepaid expenses	1,530,587	588,618	1,105,070

Total current assets	147,274,631	69,400,440	69,485,235
FIXED ASSETS — net	23,139,177	20,179,486	19,055,324
DEFERRED PENSION ASSET	1,347,824	1,347,824	1,499,524
IDENTIFIED INTANGIBLES	47,232,076	2,561,427	2,677,892
GOODWILL	20,432,550	1,557,861	1,557,861
OTHER ASSETS	4,293,066	1,658,616	436,929

TOTAL ASSETS	$243,719,324	$96,705,654	$94,712,765

LIABILITIES AND SHAREHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$17,626,282	$4,349,248	$6,829,747
Current maturities — long term debt	6,384,242	6,492,020	518,226
Accrued expenses:
Income taxes	814,831		45,064
Taxes — other	587,405	422,692	491,828
Salaries and wages	2,094,912	1,295,722	988,107
Plant closing costs			63,228
Other	4,338,834	1,228,708	636,805

Total current liabilities	31,846,506	13,788,390	9,573,005
LONG TERM DEBT – less current maturities	104,336,905	10,044,544	21,493,872
DEFERRED INCOME TAXES	18,527,196	1,205,814	262,907
DEFERRED LIABILITIES	1,326,347	296,108	1,962,160

TOTAL LIABILITIES	156,036,954	25,334,856	33,291,944

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; issued and outstanding June 30, 2005 - 5,284,725; December 31, 2004 - 4,694,670; June 30, 2004 - 4,587,476	50,623,315	38,399,114	36,396,070
Accumulated other comprehensive loss	(889,564)	(1,077,586)	(1,950,400)
Retained earnings	37,948,619	34,049,270	26,975,151

Total shareholders’ equity	87,682,370	71,370,798	61,420,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,719,324	$96,705,654	$94,712,765

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET SALES	$65,519,637	$27,433,987	$127,017,721	$49,316,076

COST OF GOODS SOLD	39,796,398	19,657,778	77,086,610	35,921,263

GROSS MARGIN	25,723,239	7,776,209	49,931,111	13,394,813

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,484,789	5,396,376	40,146,472	10,724,067

INCOME FROM OPERATIONS	6,238,450	2,379,833	9,784,639	2,670,746

OTHER INCOME AND (EXPENSES):
Interest expense	(2,115,578)	(274,868)	(3,994,170)	(533,441)
Other — net	126,887	24,182	117,639	98,388

Total other — net	(1,988,691)	(250,686)	(3,876,531)	(435,053)

INCOME BEFORE INCOME TAXES	4,249,759	2,129,147	5,908,108	2,235,693

INCOME TAX EXPENSE	1,444,864	681,325	2,008,759	715,420

NET INCOME	$2,804,895	$1,447,822	$3,899,349	$1,520,273

NET INCOME PER SHARE
Basic	$0.53	$0.32	$0.75	$0.34
Diluted	$0.50	$0.29	$0.70	$0.31

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,244,395	4,557,954	5,204,107	4,492,989

Diluted	5,625,169	5,003,956	5,589,643	4,949,805

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,899,349	$1,520,273
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,523,105	1,558,687
Deferred compensation and pension	553,158
Deferred income taxes	(16,118)	334,567
Loss on disposal of fixed assets	37,431
Stock issued as directors’ compensation	60,000	50,000
Change in assets and liabilities, (net of effect of acquisition):
Receivables	(290,197)	(7,923,661)
Inventories	(17,778,307)	(573,681)
Other current assets	2,048,502	(59,832)
Other assets	166,897	(214,951)
Accounts payable	7,721,322	3,837,559
Accrued and other liabilities	42,425	(2,845,538)

Net cash used in operating activities	(1,032,433)	(4,316,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,660,940)	(2,782,106)
Acquisition of business	(92,916,237)

Net cash used in investing activities	(95,577,177)	(2,782,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility (net)	47,988,443	4,241,638
Proceeds from long-term debt	48,000,000
Repayments of long-term debt	(1,803,860)	(275,468)
Debt financing costs	(2,310,550)
Proceeds from exercise of stock options	690,363	1,465,871

Net cash provided by financing activities	92,564,396	5,432,041

DECREASE IN CASH AND CASH EQUIVALENTS	(4,045,214)	(1,666,642)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,060,859	2,159,050

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,015,645	$492,408

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30,
2005 AND 2004
1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have resulted in the pro forma amounts as reported below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$2,804,895	$1,447,822	$3,899,349	$1,520,273

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of tax	231,708	276,830	463,416	429,845

Pro forma net income	$2,573,187	$1,170,992	$3,435,933	$1,090,428

Earnings per share:
Basic — as reported	$0.53	$0.32	$0.75	$0.34
Basic — pro forma	$0.49	$0.26	$0.66	$0.24

Diluted — as reported	$0.50	$0.29	$0.70	$0.31
Diluted — pro forma	$0.46	$0.23	$0.61	$0.22
The pro forma amounts are not representative of the effects on reported net income for future years.

2.	INVENTORIES

Inventories are comprised of the following:

	June 30, 2005	December 31, 2004	June 30, 2004
Raw materials	$10,865,761	$4,711,014	$6,949,144
Work-in-process	1,191,299	564,717	1,469,094
Finished goods	72,955,072	26,565,240	28,878,360
Factory outlet finished goods	1,383,191	1,268,153	1,570,270
Reserve for obsolescence or lower of cost or market	(984,348)	(150,000)	(225,000)

Total	$85,410,975	$32,959,124	$38,641,868

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and federal, state and local income taxes was as follows:

	Six Months Ended
	June 30,
	2005	2004
Interest	$3,701,000	$503,000

Federal, state and local income taxes	$952,000	$2,580,000

The Company issued 484,261 common shares valued at $11,473,838, as part of the purchase of the EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC (the “EJ Footwear Group”) from SILLC Holdings LLC.

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

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	5,244,395	4,557,954	5,204,107	4,492,989

Diluted stock options:	380,774	445,982	385,536	456,816

Diluted weighted average shares outstanding	5,625,169	5,003,936	5,589,643	4,949,805

Anti-diluted weighted average shares outstanding	100,000	85,000	0	5,000

5.	RECENT FINANCIAL ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” The statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123(R) applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission’s delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 107 (“SAB 107”) that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123(R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements.

The Company has not completed its assessment of the impact or method of adoption of SFAS 123(R) and SAB 107.

6.	ACQUISITION

On January 6, 2005, the Company completed the purchase of 100% of the issued and outstanding voting limited interests of the EJ Footwear Group from SILLC Holdings LLC.

The EJ Footwear Group was acquired to expand the Company’s branded product lines, principally occupational products, and provide new channels for the Company’s existing product lines. The aggregate purchase price for the interests of EJ Footwear Group, including closing date working capital adjustments, was $91.3 million in cash plus 484,261 shares of the Company’s common stock valued at $11,473,838. Common stock value was based on the average closing share price during the three days preceding and three days subsequent to the date of the acquisition agreement.

On January 6, 2005, to fund the acquisition of EJ Footwear Group, the Company entered into a loan and security agreement with GMAC Commercial Finance LLC, refinancing its former $45,000,000 revolving line of credit, for certain extensions of credit (the “Credit Facility”). The Credit Facility is comprised of (i) a five-year revolving credit facility up to a principal amount of $100,000,000 with an interest rate of LIBOR plus two and a half percent (2.5%) or prime plus one percent (1.0%) and (ii) a three-year term loan in the principal amount of $18,000,000 with an interest rate of LIBOR plus three and a quarter percent (3.25%) or prime plus one and three quarters percent (1.75%). The Credit Facility is secured by a first priority perfected security interest in all presently owned and hereafter acquired domestic personal property, subject to specified exceptions. Also, on January 6, 2005, the Company entered into a note agreement (the “Note Purchase Agreement”) with American Capital Financial Services, Inc., as agent, and American Capital Strategies, Ltd., as lender (collectively, “ACAS”), regarding $30,000,000 in six-year Senior Secured Term B Notes with an interest rate of LIBOR plus eight percent (8.0%). The Note Purchase Agreement provides, among other terms, that (i) the ACAS Senior Secured Term B Notes will be senior indebtedness of the Company, secured by essentially the same collateral as the Credit Facility, (ii) such note facility will be “last out” in the event of liquidation of the Company and its subsidiaries, and (iii) principal payments on such note facility will begin in the fourth year of such note facility.

The purchase price has been allocated to the Company’s tangible and intangible assets and liabilities acquired based upon the fair values and income tax basis as determined by independent appraisals. Goodwill resulting from the transaction can not practicably be allocated between business segments and will not be tax deductible. The purchase price has been allocated as follows:

Purchase price allocation:
Cash	$91,298,435
Common shares — 484,261 shares	11,473,838
Transaction costs	1,617,802

$104,390,075

Allocated to:
Current assets	$65,899,403
Fixed assets and other assets	3,220,733
Identified intangibles	44,800,000
Goodwill	18,874,689
Liabilities	(11,067,250)
Deferred taxes — long term	(17,337,500)

$104,390,075

Estimated amounts of identified intangibles and goodwill and the related allocation by segment are subject to final allocation based on independent appraisals of fair value of assets acquired and final determination of income tax basis of assets and liabilities. During the second quarter, the Company paid the final adjustment of purchase price of $1,795,435.

	Gross	Accumulated	Carrying
June 30, 2004 (unaudited)	Amount	Amortization	Amount
Trademarks (Wholesale)	$2,225,887		$2,225,887
Patents	570,227	$118,221	452,006
Goodwill	1,649,732	91,871	1,557,861

Total Intangibles	$4,445,846	$210,092	$4,235,754

	Gross	Accumulated	Carrying
December 31, 2004	Amount	Amortization	Amount
Trademarks (Wholesale)	$2,225,887		$2,225,887
Patents	467,336	$131,796	335,540
Goodwill	1,649,732	91,871	1,557,861

Total Intangibles	$4,342,955	$223,667	$4,119,288

	Gross	Accumulated	Carrying
June 30, 2005 (Unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,702,080		$28,702,080
Retail	15,100,000		15,100,000
Patents	2,905,660	$375,664	2,529,996
Customer Relationships	1,000,000	100,000	900,000
Goodwill	20,524,421	91,871	20,432,550

Total Intangibles	$68,232,161	$567,535	$67,664,626

Amortization expense for intangible assets was $170,267 and $6,517 for the three months ended June 30, 2005 and 2004, respectively, and $343,868 and $12,639 for the six months ended June 30, 2005 and 2004, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.

Estimate of Aggregate Amortization Expense:
Year ending December 31, 2005	$688,000
Year ending December 31, 2006	688,000
Year ending December 31, 2007	688,000
Year ending December 31, 2008	688,000
Year ending December 31, 2009	688,000
The results of operations of EJ Footwear Group are included in the results of operations of the Company effective January 1, 2005, as management determined that results of operations were not significant and no material transactions occurred during the period from January 1, 2005 to January 6, 2005.

The following table reflects the unaudited consolidated results of operations on a pro forma basis had EJ Footwear been included in operating results from January 1, 2004. There are no material non-recurring items in the pro forma results of operations.

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Net Sales	$63,678,760	$122,964,212

Operating Income	5,013,085	8,736,483

Net Income	$1,936,915	$2,899,327

Net Income Per Share
Basic	$0.38	$0.59
Diluted	$0.35	$0.53
7.	CAPITAL STOCK

On May 11, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of the Company’s common shares that may be granted for stock options and restricted stock awards. As of June 30, 2005, the Company was authorized to issue 525,935 shares under its existing plans.

For the six months ended June 30, 2005, options for 103,449 of the Company’s common stock were exercised at an average price of $6.67.

8.	RETIREMENT PLANS

Net pension cost of the Company’s plans is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$130,966	$128,080	$261,932	$256,159
Interest	132,265	90,758	264,530	252,271
Expected return on assets	(170,931)	(86,391)	(341,862)	(257,465)
Amortization of unrecognized net loss	21,404	32,141	42,808	67,552
Amortization of unrecognized transition obligation	4,077	4,076	8,154	8,153
Amortization of unrecognized prior service cost	33,848	33,849	67,696	67,697

Net pension cost	$151,629	$202,513	$303,258	$394,367

The Company’s unrecognized benefit obligations existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

	June 30,
	2005	2004
Discount rate	5.75%	5.75%

Average rate of increase in compensation levels	3.0%	3.0%

Expected long-term rate of return on plan assets	8.0%	8.0%
The Company’s desired investment result is a long-term rate of return on assets that is at least 8%. The target rate of return for the plans have been based upon the assumption that returns will approximate the long-term rates of return experienced for each asset class in the Company’s investment policy. The Company’s investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the Plan’s strategic asset allocation is based on this long-term perspective.
The Company expects to make contributions to the plan in 2005 of approximately $1.0 million. At June 30, 2005, no Company contribution had been made.
The Company also sponsors 401(k) savings plans for substantially all of its employees. The Company provides contributions to the plans on a discretionary basis for workers covered under the defined benefits pension plan, and matches eligible employee contributions up to 4% of applicable salary for qualified employees not covered by the defined benefits pension plan. Total Company contributions to 401(k) plans were $0.2 million in 2005 and none in 2004.

9.	SEGMENT INFORMATION
The Company has identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers including sporting goods stores, outdoor specialty stores, mail order catalogs, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Retail includes all sales from the Company’s stores and all sales in the Company’s Lehigh division, which includes sales via shoemobiles to individual customers. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
NET SALES:
Wholesale	$45,520,269	$23,981,465	$87,383,197	$40,089,142
Retail	14,216,418	691,143	30,111,095	1,499,331
Military	5,782,950	2,761,379	9,523,429	7,727,603

Total Net Sales	$65,519,637	$27,433,987	$127,017,721	$49,316,076

GROSS MARGIN:
Wholesale	$17,322,197	$7,194,641	$32,679,481	$12,155,897
Retail	7,668,139	210,631	16,026,272	416,713
Military	732,903	370,937	1,225,358	822,203

Total Gross Margin	$25,723,239	$7,776,209	$49,931,111	$13,394,813

For reporting purposes, the Wholesale segment aggregates our footwear manufacturing, sourcing, and Wildwolf operating segments with our apparel, glove, and other operating segments. Segment asset information is not prepared or used to assess segment performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following is a summary of segment operating results for the Wholesale, Retail, and Military segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
NET SALES:
Wholesale	$45,520,269	$23,981,465	$87,383,197	$40,089,142
Retail	14,216,418	691,143	30,111,095	1,499,331
Military	5,782,950	2,761,379	9,523,429	7,727,603

Total Net Sales	$65,519,637	$27,433,987	$127,017,721	$49,316,076

GROSS MARGIN:
Wholesale	$17,322,197	$7,194,641	$32,679,481	$12,155,897
Retail	7,668,139	210,631	16,026,272	416,713
Military	732,903	370,937	1,225,358	822,203

Total Gross Margin	$25,723,239	$7,776,209	$49,931,111	$13,394,813

PERCENTAGE OF NET SALES
The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	60.7%	71.7%	60.7%	72.8%

Gross Margin	39.3%	28.3%	39.3%	27.2%

Selling, General and Administrative Expenses	29.7%	19.7%	31.6%	21.7%

Income From Operations	9.6%	8.6%	7.7%	5.5%

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
Net Sales
Net sales increased to a second quarter total of $65.5 million compared to $27.4 million for the same period in 2004. The second quarter results reflect the acquisition of EJ Footwear, which contributed $38.0 million during the three month period ended June 30, 2005.
We have commenced segment reporting for consistency with our current organizational structure and the manner in which management views our financial results. In fiscal year 2005, we are reporting financial information for three reporting segments: Wholesale, Retail and Military. Management reviews financial results of Wholesale, Retail and Military to measure performance. Wholesale sales for the second quarter were $45.5 million compared to $24.0 million for the same period in 2004. The increase is due to the acquisition of EJ Footwear in 2005. Retail sales for the second quarter were $14.2 million compared to $0.7 million for the same period in 2004, again reflecting EJ Footwear activity in 2005. Prior to the acquisition of EJ Footwear, our retail sales related only to outlet stores. Other than the sales related to EJ Footwear, changes in sales for Wholesale and Retail were not significant. Military sales for the second quarter were $5.8 million compared to $2.8 million in the same period in 2004 reflecting activity under the military contract awarded in February 2005.
Gross Margin
Gross margin in the second quarter of 2005 increased to $25.7 million, or 39.3% of net sales, from $7.8 million or 28.3% of net sales for the same period last year. The 1100 basis point increase is primarily attributable to sales of EJ Footwear product, which carry a higher gross margin than Rocky products.
The Wholesale segment gross margin for the second quarter of $17.3 million or 38.1% of net sales compares to $7.2 million or 30.0% of net sales in the same period last year. The increase in dollars and basis points reflects sales in 2005 of EJ Footwear product, which carry a higher gross margin than Rocky products. Retail segment gross margin for the second quarter was $7.7 million or 53.9% of net sales compared to $0.2 million or 30.5% of net sales for the same period in 2004. The increase in dollars and basis points reflect EJ Footwear activity in 2005 that carry higher gross margins than Rocky outlet store sales. Military gross margin for the second quarter was $0.7 million or 12.6% of net sales compared to $0.4 million or 13.4% of net sales for the same period in 2004 reflecting activity under the military contract awarded in the first quarter of 2005.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $19.5 million, or 29.7% of net sales for the second quarter of 2005 compared to $5.4 million, or 19.7% of net sales, a year ago. The increase is primarily a result of higher SG&A associated with the EJ Footwear business.

Interest Expense
Interest expense was $2.1 million in the quarter ended June 30, 2005 compared to $0.3 million for the same period in the prior year. The increase was primarily due to interest on borrowings to finance the EJ Footwear Group acquisition.
Income Taxes
Income tax expense for the quarter ended June 30, 2005 was $1.4 million compared $0.7 million for the same period a year ago. Our effective tax rate was 34.0% for the three months ended June 30, 2005 versus 32.0% for the same period in 2004. The increase in the effective tax rate in 2005 over 2004 is due primarily to the EJ Footwear Group income being subject to U.S. effective tax rates. A portion of our income is subject to lower taxes in foreign countries.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Net Sales
Net sales for the six months ended June 30, 2005 were $127.0 million compared to $49.3 million for the same period in 2004. The current year results reflect the acquisition of EJ Footwear, which contributed $77.9 million during the six month period ended June 30, 2005.
Wholesale segment sales for the first six months were $87.4 million compared to $40.1 million for the same period in 2004. The increase is due to acquisition of EJ Footwear in 2005. Retail sales for the first six months were $30.1 million compared to $1.5 million for the same period in 2004. The increase is due to the acquisition of EJ Footwear in 2005. Military sales for the first six months were $9.5 million compared to $7.7 million in same period in 2004 reflecting activity under the military contract awarded in February 2005.
Gross Margin
Gross margin in the first six months of 2005 increased to $49.9 million, or 39.3% of net sales, from $13.4 million or 27.2% of net sales for the same period last year. The 1210 basis point increase is primarily attributable to sales of EJ Footwear product which carry a higher gross margin than Rocky products.
The Wholesale segment gross margin for the first six months was $32.7 million or 37.4% of net sales compares to $12.2 million or 30.3% of net sales in the same period last year. The increase in dollars and basis points reflects sales in 2005 of EJ Footwear product, which carry a higher gross margin than Rocky products. Retail segment gross margin for the first six months was $16.0 million or 53.2% of net sales compared to $0.4 million or 27.8% of net sales for the same period in 2004. The increase in dollars and basis points reflect EJ Footwear activity in 2005 that carry higher gross margins than Rocky outlet store sales. Military gross margin for the first six months was $1.2 million or 12.9% of net sales compared to $0.8 million or 10.6% of net sales for the same period in 2004 reflecting activity under the military contract awarded in February 2005.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $40.1 million, or 31.6% of net sales for the first six months of 2005 compared to $10.7 million, or 21.7% of net sales, a year ago. The increase is primarily a result of higher SG&A associated with the EJ Footwear business.

Interest Expense
Interest expense was $4.0 million in the six months ended June 30, 2005 compared to $0.5 million for the same period in the prior year. The increase was primarily due to interest on borrowings to finance the EJ Footwear Group acquisition.
Income Taxes
Income tax expense for the six months ended June 30, 2005 was $2.0 million compared $0.7 million for the same period a year ago. Our effective tax rate was 34.0% for the six months ended June 30, 2005 versus 32.0% for the same period in 2004. The increase in the effective tax rate in 2005 over 2004 is due primarily to the EJ Footwear Group income being subject to U.S. effective tax rates. A portion of our income is subject to lower taxes in foreign countries.
Liquidity and Capital Resources
We principally fund working capital requirements and capital expenditures through income from operations, borrowings under our credit facility and other indebtedness. Working capital is primarily used to support changes in accounts receivable and inventory because of our seasonal business cycle and business expansion. These requirements are generally lowest in the months of January through March of each year and highest during the months of May through October. At June 30, 2005, we had working capital of $115.4 million versus $59.9 million on the same date last year and $62.5 million at December 31, 2004.
Our cash flow used in operations was $1.0 million in the first six months of 2005 compared to $4.3 million in the same period of 2004. The increase in inventories reflects procurement of raw materials to support production to fulfill the military contract, and higher finished goods inventory due to the seasonal nature of the business coupled with a shift of large seasonal shipments from late second quarter in 2004 to early third quarter in 2005. The increase in accounts payable and accrued liabilities reflects the higher inventory purchases.
Our line of credit provides for advances based on a percentage of eligible accounts receivable and inventory with maximum borrowings under the line of credit of $100.0 million. As of June 30, 2005, we had borrowed $59.5 million against its then currently available line of credit of $71.8 million compared with $16.8 million and $37.1 million respectively in the same period of 2004.
The principal use of cash flows in investing activities for the first six months of 2005 and 2004 has been for the acquisition of the EJ Footwear Group in 2005, and investment in property, plant, and equipment. In the first six months of 2005, property, plant, and equipment expenditures were $2.7 million versus $2.8 million in the same period of 2004. The current year expenditures primarily represent investments in production equipment, and in expansion of the workspace at our main office building and factory store to accommodate the relocation of the EJ Footwear Group operations. Capital expenditures for fiscal year 2005 are anticipated to be approximately $6.0 million.
Our net cash provided by financing activities for the six months ended June 30, 2005 was $92.6 million, comprised of the net cash proceeds from debt financing of $94.2 million, the proceeds from the exercise of stock options of $0.7 million, offset by debt financing costs of $2.3 million.

The proceeds of the borrowing were primarily used to fund the acquisition of EJ Footwear, and increases in working capital as noted above.
Inflation
We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004.
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
Management believes the following critical accounting policies are most important to the portrayal of our financial condition and results of operations, and require more significant judgments and estimates in the preparation of its consolidated financial statements.
Revenue recognition:
Revenue principally consists of sales to customers, and, to a lesser extent, license fees. Revenue is recognized when risk and title passes to the customer, while license fees are recognized when earned. Customer sales are recorded net of allowances for estimated returns, trade promotions and other discounts, which are recognized as a deduction from sales at the time of sale.

Accounts receivable allowances:
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management also records estimates for customer returns and discounts offered to customers. Should a greater proportion of customers return goods and take advantage of discounts than estimated by us, additional allowances may be required.
Sales returns and allowances:
We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 3.5% of sales for 2005 and 2004.
Inventories:
Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable and we have been able to liquidate slow moving or obsolete inventories through our factory outlet stores or through various discounts to customers. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of its inventory reserves and makes adjustments to them as required.
Intangible Assets:
Intangible assets including goodwill, trademarks, and patents are reviewed for impairment at least at each reporting date. Based upon our review, none of our intangibles were impaired as of June 30, 2005.
Pension benefits:
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually. See Note 9, “Retirement Plans,” to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 for information on the plan and the assumptions used.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plan and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans”, to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. A union plan, which was frozen in 2001, was settled in April 2004.

Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.
Income taxes:
Currently, management has not recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however in the event we were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Finally, at December 31, 2004, a provision of $157,000 has been made for U.S. taxes on the repatriation of $3,000,000 of accumulated undistributed earnings of Five Star through December 31, 2004. At December 31, 2004, after the planned repatriation above, approximately $6,839,000 is remaining that would become taxable upon repatriation to the United States. During 2005, we will complete an evaluation of foreign earnings and may repatriate up to an additional $5,000,000 of accumulated undistributed earnings, which could result in up to $260,000 of additional tax.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business – Business Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2004, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since December 31, 2004.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company recently became aware that the continuous offering of certain units in the Company’s Stock Fund (the “Stock Fund”) of the Company’s 401(k) Plan (the “Retirement Plan”) representing approximately 16,514 shares of the Company’s common stock purchased by the trustee of the Retirement Plan on the open market from time to time had not been registered under the Securities Act of 1933, as amended (the “Act”). Participants in the Retirement Plan had the option to invest defined contributions into the Stock Fund. The Company received no consideration for units purchased by participants in the Stock Fund of the Retirement Plan. While the Company cannot predict the possible effect of federal or state regulatory action, the Company does not believe that the failure to register the offering and sale of these units and the shares will have a material adverse effect on the Company’s financial position or results of operation.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The 2005 Annual Meeting of Shareholders was held on May 17, 2005, and the following proposal was acted upon:
Proposal: To elect four Class I Directors of the Company, each to serve for a two-year term expiring at the 2007 Annual Meeting of Shareholders

	Number of Shares Voted
	FOR	WITHHOLD	TOTAL
		AUTHORITY
Mike Brooks	4,235,040	93,009	4,328,049

Glenn E. Corlett	4,131,068	196,981	4,328,049

Harley E. Rouda, Jr.	4,231,267	96,782	4,328,049

James L. Stewart	4,103,992	224,057	4,328,049

ITEM 5. OTHER INFORMATION.
None
ITEM 6. EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

10(a)*	Executive Employment Agreement, dated as of December 1, 2004, between Georgia Boot LLC and Thomas R. Morrison.

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY SHOES & BOOTS, INC.

Date: August 9, 2005	/s/ James E. McDonald

James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.