Form 10-Q/A
period 2005-03-31
ROCKY SHOES & BOOTS INC
filed 2005-09-13
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(AMENDMENT NO. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005 OR
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-21026
ROCKY SHOES & BOOTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1364046
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
39 E. Canal Street, Nelsonville, Ohio 45764
(Address of Principal Executive Offices, Including Zip Code)
(740) 753-1951
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,226,850 shares of Common Stock, no par value, were outstanding at April 30, 2005.

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005 (the “Original Filing”), is being filed to reflect an amendment to Part I – Item 1 – Financial Information. Specifically, Item 1 has been amended to include (1) pro forma information related to the acquisition of EJ Footwear in Note 6 to the condensed consolidated financial statements and (2) to add Note 9 related to segment information. In addition, Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended to include a table that reflects operating results for each segment and a discussion of the reasons for changes in the operating results of each segment. The determination to amend Items 1 and 2 was made as a result of a request from the SEC to include the pro forma information and provide segment information.
     Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1 and 2 of Part I of the Original Filing, and no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
     Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. In addition, pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached to this Form 10-Q/A as exhibits 31(a), 31(b), 32(a), and 32(b).

FORM 10-Q/A
ROCKY SHOES & BOOTS, INC.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
Rocky Shoes & Boots, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2005		March 31, 2004
	Unaudited	December 31, 2004	Unaudited
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$1,844,354	$5,060,859	$1,164,802
Trade receivables — net	50,121,610	27,182,198	17,657,161
Other receivables	1,164,271	1,114,959	842,220
Inventories	69,334,020	32,959,124	35,135,584
Deferred income taxes	1,297,850	230,151	959,810
Income tax receivable	2,134,642	2,264,531
Prepaid expenses	1,053,732	588,618	1,132,264

Total current assets	126,950,479	69,400,440	56,891,841

FIXED ASSETS — net	22,563,726	20,179,486	17,325,445
DEFERRED PENSION ASSET	1,347,825	1,347,824	1,499,524
IDENTIFIED INTANGIBLES	47,190,117	2,561,427	2,659,652
GOODWILL	18,637,115	1,557,861	1,557,861
OTHER ASSETS	4,347,912	1,658,616	280,799

TOTAL ASSETS	$221,037,174	$96,705,654	$80,215,122

LIABILITIES AND SHAREHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$11,879,873	$4,349,248	$2,082,062
Current maturities — long term debt	6,376,401	6,492,020	511,006
Accrued expenses:
Income taxes			380,652
Taxes — other	438,624	422,692	451,917
Salaries and wages	2,310,280	1,295,722	644,661
Plant closing costs			75,500
Other	4,285,853	1,228,708	346,083

Total current liabilities	25,291,031	13,788,390	4,491,881

LONG TERM DEBT-less current maturities	91,746,122	10,044,544	13,998,680
DEFERRED INCOME TAXES	18,527,196	1,205,814	262,907
DEFERRED LIABILITIES	1,182,172	296,108	1,794,876

TOTAL LIABILITIES	136,746,521	25,334,856	20,548,344

SHAREHOLDERS’ EQUITY:
Common stock, no par value;
10,000,000 shares authorized; issued and outstanding March 31, 2005 - 5,226,850; December 31, 2004 - 4,694,670; March 31, 2004 - 4,532,226	50,224,513	38,399,114	36,089,849
Accumulated other comprehensive loss	(1,077,586)	(1,077,586)	(1,950,400)
Retained earnings	35,143,726	34,049,270	25,527,329

Total shareholders’ equity	84,290,653	71,370,798	59,666,778

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$221,037,174	$96,705,654	$80,215,122

See notes to the interim unaudited condensed consolidated financial statements.

Rocky Shoes & Boots, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
NET SALES	$61,498,084	$21,882,089

COST OF GOODS SOLD	37,290,212	16,263,485

GROSS MARGIN	24,207,872	5,618,604

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,661,683	5,327,691

INCOME FROM OPERATIONS	3,546,189	290,913

OTHER INCOME AND (EXPENSES):
Interest expense	(1,878,592)	(258,573)
Other — net	(9,248)	74,206

Total other — net	(1,887,840)	(184,367)

INCOME BEFORE INCOME TAXES	1,658,349	106,546

INCOME TAX EXPENSE	563,895	34,095

NET INCOME	$1,094,454	$72,451

NET INCOME PER SHARE
Basic	$0.21	$0.02
Diluted	$0.20	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,163,371	4,428,023

Diluted	5,588,753	4,971,569

See notes to the interim unaudited condensed consolidated financial statements.

Rocky Shoes & Boots, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,094,454	$72,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,251,883	751,090
Deferred compensation and pension — net	205,068	167,283
Loss on disposal of fixed assets	20,266
Stock issued as directors’ compensation	60,000	50,000
Change in assets and liabilities, (net of effect of acquisition):
Receivables	6,443,496	1,863,037
Inventories	(1,701,352)	2,932,603
Other current assets	(19,652)	(87,026)
Other assets	386,199	(34,064)
Accounts payable	1,974,913	(738,652)
Accrued and other liabilities	(366,181)	(3,171,757)

Net cash provided by operating activities	9,349,094	1,804,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(969,660)	(449,621)
Acquisition of Business	(91,120,802)

Net cash used in investing activities	(92,090,462)	(449,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	149,666,062	22,879,008
Payments on long term debt	(68,377,917)	(26,388,250)
Debt financing costs	(2,114,843)
Proceeds from exercise of stock options	351,561	1,159,650

Net cash provided by (used in) financing activities	79,524,863	(2,349,592)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,216,505)	(994,248)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,060,859	2,159,050

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,844,354	$1,164,802

See notes to the interim unaudited condensed consolidated financial statements.

Rocky Shoes & Boots, Inc.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements
For the Periods Ended March 31, 2005 and 2004
1. INTERIM FINANCIAL REPORTING
In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004.
The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and earnings (loss) per share would have resulted in the pro forma amounts as reported below.

	Three Months Ended March 31,
	2005	2004
Net income as reported	$1,094,454	$72,451

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of income taxes	231,708	153,015

Pro forma net income (loss)	$862,746	$(80,564)

Earnings (loss) per share:
Basic — as reported	$0.21	$0.02
Basic — pro forma	$0.17	$(0.02)

Diluted — as reported	$0.20	$0.01
Diluted — pro forma	$0.15	$(0.02)
The pro forma amounts are not representative of the effects on reported net income for future years.

2 . INVENTORIES
Inventories are comprised of the following:

	March 31, 2005	December 31, 2004	March 31, 2004
Raw materials	$6,333,803	$4,711,014	$5,091,278
Work-in Process	955,380	564,717	1,209,715
Finished good	61,572,412	26,565,240	27,338,615
Factory outlet finished goods	1,379,504	1,268,153	1,720,976
Reserve for obsolescence or lower of cost or market	(907,079)	(150,000)	(225,000)

Total	$69,334,020	$32,959,124	$35,135,584

3. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and federal, state and local income taxes was as follows:

	Three Months Ended
	March 31,
	2005	2004
Interest	$1,949,531	$241,558

Federal, state and local income taxes	$450,000	$1,580,000

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
A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,
	2005	2004
Basic weighted average shares outstanding	5,163,371	4,428,023

Diluted stock options:	425,382	543,546

Diluted weighted average shares outstanding	5,588,753	4,971,569

Anti-diluted weighted average shares outstanding	35,000	3,387

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation. ” The statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” The statement also amends SFAS No. 95, “Statement of Cash Flows.” The statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123(R) applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission’s delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements.
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
6. ACQUISITION
On January 6, 2005, the Company completed the purchase of 100% of the issued and outstanding voting limited interests of EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC (the “EJ Footwear Group”) from SILLC Holdings LLC. The EJ Footwear Group was acquired to expand the Company’s branded product lines, principally occupational products. The aggregate purchase price for the interests of EJ Footwear Group, including an initial closing date working capital adjustment, was $91.1 million in cash plus 484,261 shares of the Company’s common stock valued at $11,473,838. Common stock value is based on the average closing share price during the three days preceding and three days subsequent to the date of the agreement.
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
The purchase price will be allocated to the Company’s tangible and intangible assets and liabilities based upon estimated fair values as of the date of the acquisition. The Company is in the process of obtaining appraisals of all tangible and intangible assets and liabilities to establish the fair values and determining the income tax basis of assets and liabilities acquired. As the purchase price allocation has not been completed, the amounts assigned to finite and indefinite life intangibles, and the related amortizations periods and the related deferred taxes have not been determined. Goodwill resulting from the transaction will not be tax deductible. The purchase price is preliminarily allocated, based on management’s estimates, as follows:

Purchase price allocation
Cash	$89,503,000
Common shares — 484,261	11,473,838
Transaction costs	1,617,802

Total	$102,594,640

Allocated to
Current assets	$65,899,403
Fixed assets and other assets	3,220,733
Identified intangibles	44,800,000
Goodwill	17,079,254
Liabilities	(11,067,250)
Deferred taxes — long term	(17,337,500)

$102,594,640

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

	Gross		Accumulated	Carrying
December 31, 2004	Amount	Additions	Amortization	Amount
Trademarks	$2,225,887			$2,225,887
Patents	467,336		$131,796	335,540
Goodwill	1,649,732		91,871	1,557,861

Total Intangibles	$4,342,955	$—	$223,667	$4,119,288

	Gross		Accumulated	Carrying
March 31, 2005 (Unaudited)	Amount	Additions	Amortization	Amount
Trademarks	$2,225,887	$41,500,000		$43,725,887
Patents	467,336	2,300,000	$253,106	2,514,230
Customer Relationships		1,000,000	50,000	950,000
Goodwill	1,649,732	17,079,254	91,871	18,637,115

Total Intangibles	$4,342,955	$61,879,254	$394,977	$65,827,232

Estimate of Aggregate Amortization Expense:
Year ending December 31, 2005				$686,000
Year ending December 31, 2006				686,000
Year ending December 31, 2007				686,000
Year ending December 31, 2008				686,000
Year ending December 31, 2009				686,000
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

Three Months
Ended
March 31, 2004
Net Sales	$59,285,452

Operating Income	3,723,398

Net Income	$962,412

Net Income Per Share

Basic	$0.20

Diluted	$0.18
7. CAPITAL STOCK
On May 11, 2004, shareholders of the Company approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of the Company’s common shares that may be granted for stock options and restricted stock awards. As of March 31, 2005, the Company was authorized to issue 528,935 shares under its existing plans.
For the three months ended March 31, 2005, options for 45,574 of the Company’s common stock were exercised at an average price of $7.71.
8. RETIREMENT PLANS
Net pension cost of the Company’s plans is as follows:

	March 31,
	2005	2004
Service cost	$130,966	$128,079
Interest	132,265	161,513
Expected return on assets	(170,931)	(171,074)
Amortization of unrecognized net loss	21,404	35,411
Amortization of unrecognized transition obligation	4,077	4,077
Amortization of unrecognized prior service cost	33,848	33,848

Net pension cost	$151,629	$191,854

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

	Three Months Ended
	March 31,
	(Unaudited)
	2005	2004
NET SALES:
Wholesale	$41,862,928	$16,107,677
Retail	15,894,677	808,188
Military	3,740,479	4,966,224

Total Net Sales	$61,498,084	$21,882,089

GROSS MARGIN:
Wholesale	$15,357,284	$4,961,256
Retail	8,358,133	206,082
Military	492,455	451,266

Total Gross Margin	$24,207,872	$5,618,604

Segment asset information is not prepared or used to assess segment performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following is a summary of segment operating results for the Wholesale, Retail, and Military segments.

	Three Months Ended
	March 31,
	2005	2004
NET SALES:
Wholesale	$41,862,928	$16,107,677
Retail	15,894,677	808,188
Military	3,740,479	4,966,224

Total Net Sales	$61,498,084	$21,882,089

GROSS MARGIN:
Wholesale	$15,357,284	$4,961,256
Retail	8,358,133	206,082
Military	492,455	451,266

Total Gross Margin	$24,207,872	$5,618,604

Percentage of Net Sales
The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended
	March 31,
	2005	2004
Net Sales	100.0%	100.0%
Cost of Goods Sold	60.6%	74.3%

Gross Margin	39.4%	25.7%

Selling, General and Administrative Expenses	33.6%	24.3%

Income from Operations	5.8%	1.3%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
Net Sales
Net sales increased to a first quarter total of $61.5 million compared to $21.9 million for the same period in 2004. The first quarter results reflect the acquisition of EJ Footwear, which contributed $39.9 million during the three-month period ended March 31, 2005.

We have commenced segment reporting for consistency with our current organizational structure and the manner in which management views our financial results. In fiscal year 2005, we are reporting financial information for three reporting segments: Wholesale, Retail and Military. Management reviews financial results of Wholesale, Retail and Military to measure performance. Wholesale sales for the first quarter were $41.9 million compared to $16.1 million for the same period in 2004. The increase is due to the acquisition of EJ Footwear in 2005. Retail sales for the first quarter were $15.9 million compared to $0.8 million in the same period in 2004, again reflecting EJ Footwear activity in 2005. Prior to the acquisition of EJ Footwear, our Retail sales related only to outlet stores. Other than the sales related to EJ Footwear, changes in sales for Wholesale and Retail were not significant. Military sales for the first quarter were $3.7 million compared to $5.0 million in the same period in 2004 reflecting the different military contracts and delivery schedules in effect during each period.
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
The Wholesale segment gross margin for the first quarter of $15.4 million or 36.7% of net sales compares to $5.0 million or 30.8% of net sales in the same period last year. The increase in dollars and basis points reflects sales of EJ Footwear product, which carry a higher gross margin than Rocky products. Retail segment gross margin for the first quarter was $8.4 million or 52.6% of net sales compared to $0.2 million or 25.5% of net sales for the same period in 2004. The increase in sales and basis points increase reflects EJ Footwear activity in 2005 that carry higher gross margins than Rocky outlet store sales. Military gross margin for the first quarter was $0.5 million or 13.2% of net sales compared to $0.5 million or 9.1% of net sales for the same period in 2004. Improvement in margin percentage reflects differences in pricing and product under different military contracts.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $20.7 million, or 33.6% of net sales for the first quarter of 2005 compared to $5.3 million, or 24.3% of net sales, a year ago. The increase is primarily a result of higher SG&A associated with the EJ Footwear business.
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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004.
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
Management believes the following critical accounting policies are most important to the portrayal of the Company’s financial condition and results of operations, and require more significant judgments and estimates in the preparation of its consolidated financial statements.
Revenue recognition:
Revenue principally consists of sales to customers, and, to a lesser extent, license fees. Revenue is recognized when the risk and title passes to the customer, while license fees are recognized when earned. Customer sales are recorded net of allowances for estimated returns, trade promotions and other discounts, which are recognized as a deduction from sales at the time of sale.
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
Sales returns and allowances:
Revenue principally consists of sales to customers. Revenue is recognized upon shipment of product to customers, while license fees are recognized when earned. The Company records a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from the Company’s estimates. If the Company determines that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 3.5% of sales for 2005 and 2004.

Inventories:
Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of the Company’s inventories are considered saleable and the Company has been able to liquidate slow moving or obsolete inventories through the Company’s factory outlet stores or through various discounts to customers. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of its inventory reserves and makes adjustments to them as required.
Intangible assets:
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment at least at each reporting date. Based upon our review, none of our intangibles were impaired as of March 31, 2005.
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
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of the Company’s plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of the Company’s pension and post-retirement benefit plans and related assumptions is included in Note 9 “Retirement Plans,” to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with the Company sponsored noncontributory defined benefit pension plans covering non-union workers of the Company. A union plan, which was frozen in 2001, was settled in April 2004. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q/A include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q/A and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business – Business Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2004, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q/A are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

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

ROCKY SHOES & BOOTS, INC.
Date: September 13, 2005	/s/ James E. McDonald
James E. McDonald, Executive Vice President
and Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this amended report on behalf of the Registrant.