Form 10-Q
period 2005-09-30
ROCKY SHOES & BOOTS INC
filed 2005-11-01
CIK 895456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 0-21026
ROCKY SHOES & BOOTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1364046
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
39 E. Canal Street, Nelsonville, Ohio 45764
(Address of Principal Executive Offices, Including Zip Code)
(740) 753-1951
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,319,595 shares of Common Stock, no par value, were outstanding at October 24, 2005.

FORM 10-Q
ROCKY SHOES & BOOTS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004	September 30, 2004
	Unaudited		Unaudited
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,050,120	$5,060,859	$780,739
Trade receivables — net	83,711,308	27,182,198	45,522,136
Other receivables	1,629,606	1,114,959	782,285
Inventories	77,322,005	32,959,124	38,738,153
Deferred income taxes	1,297,850	230,151	959,810
Income tax receivable		2,264,531
Prepaid expenses	1,339,103	588,618	809,482

Total current assets	167,349,992	69,400,440	87,592,605
FIXED ASSETS — net	23,690,488	20,179,486	20,091,910
DEFERRED PENSION ASSET	1,347,824	1,347,824	2,499,524
IDENTIFIED INTANGIBLES	47,116,646	2,561,427	2,708,179
GOODWILL	20,620,543	1,557,861	1,557,861
OTHER ASSETS	4,072,999	1,658,616	587,942

TOTAL ASSETS	$264,198,492	$96,705,654	$115,038,021

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$13,242,936	$4,349,248	$6,704,676
Current maturities — long term debt	6,389,559	6,492,020	525,596
Accrued expenses:
Income taxes	3,222,774		2,354,207
Taxes — other	596,460	422,692	382,846
Salaries and wages	2,656,279	1,295,722	2,270,769
Other	2,717,026	1,228,708	1,328,492

Total current liabilities	28,825,034	13,788,390	13,566,586
LONG TERM DEBT — less current maturities	121,111,944	10,044,544	32,388,913
DEFERRED INCOME TAXES	18,527,196	1,205,814	262,907
DEFERRED LIABILITIES	1,472,442	296,108	2,232,671

TOTAL LIABILITIES	169,936,616	25,334,856	48,451,077
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 10,000,000 shares authorized; issued and outstanding September 30, 2005 — 5,295,845; December 31, 2004 — 4,694,670; September 30, 2004 — 4,620,170	50,694,385	38,399,114	36,674,834
Accumulated other comprehensive loss	(889,564)	(1,077,586)	(1,950,400)
Retained earnings	44,457,055	34,049,270	31,862,510

Total shareholders’ equity	94,261,876	71,370,798	66,586,944

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$264,198,492	$96,705,654	$115,038,021

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES	$94,087,786	$50,052,894	$221,105,507	$99,368,970

COST OF GOODS SOLD	60,014,309	34,056,404	137,100,919	69,977,667

GROSS MARGIN	34,073,477	15,996,490	84,004,588	29,391,303

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,820,251	8,323,464	61,966,723	19,047,531

INCOME FROM OPERATIONS	12,253,226	7,673,026	22,037,865	10,343,772

OTHER INCOME AND (EXPENSES):
Interest expense	(2,523,143)	(422,120)	(6,517,313)	(955,561)
Other — net	130,958	(54,404)	248,597	43,984

Total other — net	(2,392,185)	(476,524)	(6,268,716)	(911,577)

INCOME BEFORE INCOME TAXES	9,861,041	7,196,502	15,769,149	9,432,195

INCOME TAX EXPENSE	3,352,605	2,309,143	5,361,364	3,024,563

NET INCOME	$6,508,436	$4,887,359	$10,407,785	$6,407,632

NET INCOME PER SHARE
Basic	$1.23	$1.06	$1.99	$1.41
Diluted	$1.15	$0.98	$1.86	$1.30

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,289,736	4,605,800	5,232,964	4,530,867

Diluted	5,646,161	4,992,319	5,585,224	4,943,929

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,407,785	$6,407,632
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,772,572	2,464,937
Deferred compensation and pension	773,226	(394,922)
Deferred income taxes	(16,118)
Loss on disposal of fixed assets	16,790
Stock issued as directors’ compensation	60,000	66,885
Change in assets and liabilities, (net of effect of acquisition):
Receivables	(27,611,537)	(25,942,003)
Inventories	(9,689,337)	(669,966)
Other current assets	2,239,986	235,756
Other assets	142,171	(402,958)
Accounts payable	3,337,976	3,940,097
Accrued and other liabilities	1,325,009	760,740

Net cash used in operating activities	(15,241,477)	(13,533,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,268,847)	(4,467,840)
Acquisition of business	(92,916,237)

Net cash used in investing activities	(97,185,084)	(4,467,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	263,128,948	91,920,037
Repayment of revolving credit facility	(194,567,038)	(76,772,448)
Proceeds from long-term debt	48,000,000
Repayments of long-term debt	(5,596,971)	(252,008)
Debt financing costs	(2,310,550)
Proceeds from exercise of stock options	761,433	1,727,750

Net cash provided by financing activities	109,415,822	16,623,331

DECREASE IN CASH AND CASH EQUIVALENTS	(3,010,739)	(1,378,311)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,060,859	2,159,050

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,050,120	$780,739

See notes to the interim unaudited condensed consolidated financial statements.

\

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2005 AND 2004
1. INTERIM FINANCIAL REPORTING
In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
We account for our stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the fair value approach described in the SFAS No. 123, “Accounting for Stock Based Compensation,” our net income and earnings per share would have resulted in the pro forma amounts as reported below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$6,508,436	$4,887,359	$10,407,785	$6,407,632

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of tax	273,930	205,125	821,792	634,970

Pro forma net income	$6,234,506	$4,682,234	$9,585,993	$5,772,662

Earnings per share:
Basic — as reported	$1.23	$1.06	$1.99	$1.41
Basic — pro forma	$1.18	$1.02	$1.83	$1.27

Diluted — as reported	$1.15	$0.98	$1.86	$1.30
Diluted — pro forma	$1.10	$0.94	$1.72	$1.17
The pro forma amounts may not be representative of the effects on reported net income for future years.

2. INVENTORIES
Inventories are comprised of the following:

	September 30, 2005	December 31, 2004	September 30, 2004

Raw materials	$9,766,712	$4,711,014	$6,110,035
Work-in-process	937,712	564,717	1,690,521
Finished goods	65,635,079	26,565,240	29,166,558
Factory outlet finished goods	1,697,725	1,268,153	1,996,039

Reserve for obsolescence or lower of cost or market	(715,223)	(150,000)	(225,000)

Total	$77,322,005	$32,959,124	$38,738,153

3. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and federal, state and local income taxes was as follows:

	Nine Months Ended
	September 30,
	2005	2004

Interest	$6,034,000	$877,000

Federal, state and local income taxes	$2,136,000	$2,580,000

We issued 484,261 common shares valued at $11,473,838, as part of the purchase of the EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC (the “EJ Footwear Group”) from SILLC Holdings LLC.
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

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	5,289,736	4,605,800	5,232,964	4,530,867

Diluted stock options	356,425	386,519	352,260	413,062

Diluted weighted average shares outstanding	5,646,161	4,992,319	5,585,224	4,943,929

Anti-diluted weighted average shares outstanding	0	84,141	0	84,141

5. RECENT FINANCIAL ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” The statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123(R) applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission’s delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, we will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our consolidated statement of operations rather than as pro forma disclosure in the notes to the financial statements.
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
We have not completed our assessment of the impact or method of adoption of SFAS 123(R) and SAB 107.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of adopting this standard in its financial statements.
6. ACQUISITION
On January 6, 2005, we completed the purchase of 100% of the issued and outstanding voting limited interests of the EJ Footwear Group from SILLC Holdings LLC.
The EJ Footwear Group was acquired to expand the Company’s branded product lines, principally occupational products, and provide new channels for our existing product lines. The aggregate purchase price for the interests of EJ Footwear Group, including closing date working capital adjustments, was $91.3 million in cash plus 484,261 shares of our common stock valued at $11,473,838. Common stock value was based on the average closing share price during the three days preceding and three days subsequent to the date of the acquisition agreement.
On January 6, 2005, to fund the acquisition of EJ Footwear Group, we entered into a loan and security agreement with GMAC Commercial Finance LLC, refinancing our former $45,000,000 revolving line of credit, for certain extensions of credit (the “Credit Facility”). The Credit Facility is comprised of (i) a five-year revolving credit facility up to a principal amount of $100,000,000 with an interest rate of LIBOR plus two and a half percent (2.5%) or prime plus one percent (1.0%) and (ii) a three-year term loan in the principal amount of $18,000,000 with an interest rate of LIBOR plus three and a quarter percent (3.25%) or prime plus one and three quarters percent (1.75%). The Credit Facility is secured by a first priority perfected security interest in all presently owned and hereafter acquired domestic personal property, subject to specified exceptions. Also, on January 6, 2005, we entered into a note agreement (the “Note Purchase Agreement”) with American Capital Financial Services, Inc., as agent, and American Capital Strategies, Ltd., as lender (collectively, “ACAS”), regarding $30,000,000 in six-year Senior Secured Term B Notes with an interest rate of LIBOR plus eight percent (8.0%). The Note Purchase Agreement provides, among other terms, that (i) the ACAS Senior Secured Term B Notes will be senior indebtedness, secured by essentially the same collateral as the Credit Facility, (ii) such note facility will be “last out” in the event of liquidation of us and our subsidiaries, and (iii) principal payments on such note facility will begin in the fourth year of such note facility.

We have allocated the purchase price to the tangible and intangible assets and liabilities acquired based upon the fair values and income tax basis determined with the assistance of independent appraisals. Goodwill resulting from the transaction can not practicably be allocated between business segments and will not be tax deductible. The purchase price has been allocated as follows:
Purchase price allocation:

Cash	$91,298,435
Common shares — 484,261 shares	11,473,838
Transaction costs	1,617,802

$104,390,075

Allocated to:
Current assets	$65,899,403
Fixed assets and other assets	3,032,740
Identified intangibles	44,800,000
Goodwill	19,062,682
Liabilities	(11,067,250)
Deferred taxes — long term	(17,337,500)

$104,390,075

Estimated amounts of identified intangibles and goodwill and the related allocation by segment are subject to final allocation based on independent appraisals of fair value of assets acquired and final determination of income tax basis of assets and liabilities. During the second quarter of 2005, the Company paid the final adjustment of purchase price of $1,795,435.

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2005 (Unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,702,080		$28,702,080
Retail	15,100,000		15,100,000
Patents	2,962,460	$497,894	2,464,566
Customer Relationships	1,000,000	150,000	850,000
Goodwill	20,712,414	91,871	20,620,543

Total Intangibles	$68,476,954	$739,765	$67,737,189

	Gross	Accumulated	Carrying
December 31, 2004	Amount	Amortization	Amount
Trademarks (Wholesale)	$2,225,887		$2,225,887
Patents	467,336	$131,796	335,540
Goodwill	1,649,732	91,871	1,557,861

Total Intangibles	$4,342,955	$223,667	$4,119,288

	Gross	Accumulated	Carrying
September 30, 2004 (unaudited)	Amount	Amortization	Amount
Trademarks (Wholesale)	$2,225,887		$2,225,887
Patents	607,224	$124,932	482,292
Goodwill	1,649,732	91,871	1,557,861

Total Intangibles	$4,482,843	$216,803	$4,266,040

Amortization expense for intangible assets was $172,230 and $6,711 for the three months ended September 30, 2005 and 2004, respectively, and $516,098 and $19,350 for the nine months ended September 30, 2005 and 2004, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004

Net Sales	$96,203,339	$215,881,072

Net Income	$7,732,632	$10,631,959

Net Income Per Share
Basic	$1.52	$2.11
Diluted	$1.41	$1.96
7. CAPITAL STOCK
On May 11, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of the Company’s common shares that may be granted for stock options and restricted stock awards. As of September 30, 2005, the Company was authorized to issue 565,655 shares under its existing plans.
For the nine months ended September 30, 2005, options for 114,449 shares of the Company’s common stock were exercised at an average price of $6.65. For the nine months ended September 30, 2004, options for 256,200 shares of the Company’s common stock were exercised at an average price of $6.68.
8. RETIREMENT PLANS
Net pension cost of the Company’s plans is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$130,966	$128,080	$392,898	$384,238
Interest	132,265	90,758	396,795	378,406
Expected return on assets	(170,931)	(86,391)	(512,793)	(386,198)
Amortization of unrecognized net loss	21,404	32,141	64,212	101,327
Amortization of unrecognized transition obligation	4,077	4,076	12,231	12,230
Amortization of unrecognized prior service cost	33,848	33,849	101,544	101,545

Net pension cost	$151,629	$202,513	$454,887	$591,548

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES:
Wholesale	$70,679,750	$44,185,949	$158,062,947	$84,275,091
Retail	14,016,971	772,215	44,128,066	2,271,546
Military	9,391,065	5,094,730	18,914,494	12,822,333

Total Net Sales	$94,087,786	$50,052,894	$221,105,507	$99,368,970

GROSS MARGIN:
Wholesale	$25,214,666	$14,610,198	$57,894,147	$26,766,095
Retail	7,288,246	243,306	23,314,518	660,019
Military	1,570,565	1,142,986	2,795,923	1,965,189

Total Gross Margin	$34,073,477	$15,996,490	$84,004,588	$29,391,303

Segment asset information is not prepared or used to assess segment performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following is a summary of segment operating results for the Wholesale, Retail, and Military segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES:
Wholesale	$70,679,750	$44,185,949	$158,062,947	$84,275,091
Retail	14,016,971	772,215	44,128,066	2,271,546
Military	9,391,065	5,094,730	18,914,494	12,822,333

Total Net Sales	$94,087,786	$50,052,894	$221,105,507	$99,368,970

GROSS MARGIN:
Wholesale	$25,214,666	$14,610,198	$57,894,147	$26,766,095
Retail	7,288,246	243,306	23,314,518	660,019
Military	1,570,565	1,142,986	2,795,923	1,965,189

Total Gross Margin	$34,073,477	$15,996,490	$84,004,588	$29,391,303

The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	63.8%	68.0%	62.0%	70.4%

Gross Margin	36.2%	32.0%	38.0%	29.6%

Selling, General and Administrative Expenses	23.2%	16.6%	28.0%	19.2%

Income From Operations	13.0%	15.4%	10.0%	10.4%

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004
Net sales. Net sales for the three months ended September 30, 2005 were $94.1 million compared to $50.1 million for the same period in 2004. The current year results reflect our acquisition of EJ Footwear in January 2005, which contributed $43.8 million in sales during the three month period ended September 30, 2005. Wholesale sales for the three months ended September 30, 2005 were $70.7 million compared to $44.2 million for the same period in 2004. The increase was primarily due to our acquisition of EJ Footwear, which contributed $30.6 million in sales during the period. A $4.1 million decrease in Rocky Outdoor Gear branded wholesale sales was primarily due to lower sales of our outdoor products, which were impacted by unseasonably warm and dry weather. Retail sales for the three months ended September 30, 2005 were $14.0 million compared to $0.8 million for the same period in 2004. The increase of $13.2 million was due to our acquisition of EJ Footwear, specifically its Lehigh division, in 2005. Military segment sales, which occur from time to time, for the three months ended September 30, 2005 were $9.4 million, compared to $5.1 million in the same period in 2004. Average list prices for our footwear, apparel and accessories were similar in the 2005 period, compared to the 2004 period.
Gross margin. Gross margin in the three months ended September 30, 2005 increased to $34.1 million, or 36.2% of net sales, from $16.0 million, or 32.0% of net sales, in the same period last year. The basis point increase is primarily attributable to higher sales of EJ Footwear work and western products and a higher percentage of our net sales derived from our retail sales, which carry higher gross margins than our wholesale and military sales. Wholesale gross margin for the three months ended September 30, 2005 was $25.2 million, or 35.7% of net sales, compared to $14.6 million, or 33.1% of net sales, in the same period last year. The increase reflects sales in 2005 of EJ Footwear products, which carry higher gross margins than Rocky products due to a higher percentage of their sales in the work and western markets. Gross margins in the work and western markets are generally higher than the outdoor and duty markets. Retail gross margin for the three months ended September 30, 2005 was $7.3 million, or 52.0% of net sales, compared to $0.2 million, or 31.5% of net sales, for the same period in 2004. The increase in gross margin reflects sales by Lehigh, which carry higher gross margins than our outlet store sales. Military gross margin for the three months ended September 30, 2005 was $1.6 million, or 16.7% of net sales, compared to $1.1 million, or 22.4% of net sales, for the same period in 2004.
SG&A expenses. SG&A expenses were $21.8 million, or 23.2% of net sales, for the three months ended September 30, 2005, compared to $8.3 million, or 16.6% of net sales, for the same period in 2004. The increase was primarily a result of higher SG&A expenses associated with the EJ Footwear business, particularly higher expenses associated with our Lehigh retail operations.
Interest expense. Interest expense was $2.6 million in the three months ended September 30, 2005, compared to $0.4 million for the same period in the prior year. The increase was primarily due to interest on borrowings to finance the EJ Footwear acquisition.
Income taxes. Income tax expense for the three months ended September 30, 2005 was $3.4 million, compared to $2.3 million for the same period a year ago. Our effective tax rate was 34.0% for the three months ended September 30, 2005, versus 32.1% for the same period in 2004. The increase in our effective tax rate in 2005 was due primarily to income from EJ Footwear, which is subject to the U.S. effective tax rate. A portion of our income is subject to lower taxes in foreign countries.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended
September 30, 2004
Net sales. Net sales for the nine months ended September 30, 2005 were $221.1 million compared to $99.4 million for the same period in 2004. The current year results reflect our acquisition of EJ Footwear in January 2005, which contributed $121.6 million in sales during the nine month period ended September 30, 2005. Wholesale sales for the first nine months of 2005 were $158.1 million compared to $84.3 million for the same period in 2004. The increase was primarily due to our acquisition of EJ Footwear, which contributed $79.7 million in sales during the period. A $5.9 million decrease in Rocky Outdoor Gear branded wholesale sales was primarily due to lower sales of our outdoor products, which were impacted by unseasonably warm and dry weather. Retail sales for the first nine months of 2005 were $44.1 million compared to $2.3 million for the same period in 2004. The increase of $41.9 million was due to our acquisition of EJ Footwear, specifically its Lehigh division, in 2005. Military segment sales, which occur from time to time, for the first nine months of 2005, were $18.9 million, compared to $12.8 million in the same period in 2004. Average list prices for our footwear, apparel and accessories were similar in the 2005 period, compared to the 2004 period.
Gross margin. Gross margin in the first nine months of 2005 increased to $84.0 million, or 38.0% of net sales, from $29.4 million, or 29.6% of net sales, in the same period last year. The basis point increase is primarily attributable to higher sales of EJ Footwear work and western products and a higher percentage of our net sales derived from our retail sales, which carry higher gross margins than our wholesale and military sales. Wholesale gross margin for the first nine months of 2005 was $57.9 million, or 36.6% of net sales, compared to $26.8 million, or 31.8% of net sales, in the same period last year. The increase reflects sales in 2005 of EJ Footwear products, which carry higher gross margins than Rocky products due to a higher percentage of their sales in the work and western markets. Gross margins in the work and western markets are generally higher than the outdoor and duty markets. Retail gross margin for the first nine months of 2005 was $23.3 million, or 52.8% of net sales, compared to $0.7 million, or 29.1% of net sales, for the same period in 2004. The increase in gross margin reflects sales by Lehigh, which carry higher gross margins than our outlet store sales. Military gross margin for the first nine months of 2005 was $2.8 million, or 14.8% of net sales, compared to $2.0 million, or 15.3% of net sales, for the same period in 2004.
SG&A expenses. SG&A expenses were $62.0 million, or 28.0% of net sales, for the first nine months of 2005, compared to $19.0 million, or 19.2% of net sales, for the same period in 2004. The increase was primarily a result of higher SG&A expenses associated with the EJ Footwear business, particularly higher expenses associated with our Lehigh retail operations.
Interest expense. Interest expense was $6.5 million in the nine months ended September 30, 2005, compared to $1.0 million for the same period in the prior year. The increase was primarily due to interest on borrowings to finance the EJ Footwear acquisition.
Income taxes. Income tax expense for the nine months ended September 30, 2005 was $5.4 million, compared to $3.0 million for the same period a year ago. Our effective tax rate was 34.0% for the nine months ended September 30, 2005, versus 32.1% for the same period in 2004. The increase in our effective tax rate in 2005 was due primarily to income from EJ Footwear, which is subject to the U.S. effective tax rate. A portion of our income is subject to lower taxes in foreign countries.

Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness. In January 2005, we incurred additional indebtedness to fund our acquisition of EJ Footwear as described below. During 2004, we relied primarily on cash provided from operating activities to fund our operations.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $4.3 million for the first nine months of 2005, compared to $4.5 million for the same period in 2004. Capital expenditures for all of 2005 are anticipated to be approximately $6.0 million.
In conjunction with the completion of our acquisition of EJ Footwear, we entered into agreements with GMAC Commercial Finance and American Capital Strategies for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear and replace our prior $45 million revolving credit facility. Under the terms of the agreements, the interest rates and repayment terms are: (1) a five year $100 million revolving credit facility with an interest rate of LIBOR plus 2.5% or prime plus 1.0%; (2) an $18 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75%, payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2005, we had $80.1 million in borrowings under this facility and total capacity of $93.8 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. As of September 30, 2005, we were in compliance with these loan covenants. Our previous credit facility contained certain restrictive covenants, which, among other things, required us to maintain a certain level of net worth and fixed charge coverage. As of December 31, 2004, we were in compliance with these loan covenants. We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next 12 months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.

Operating Activities. Cash used in operating activities totaled $15.2 million in the first nine months of 2005, compared to $13.5 million in the same period of 2004. Cash used in operating activities was impacted by an increase in accounts receivable due to large seasonal shipments in the third quarter, and higher finished goods inventory to support the fourth quarter seasonal shipments. This was partially offset by increases in accounts payable and accrued liabilities reflecting the higher inventory purchases.
Investing Activities. Cash used in investing activities was $97.2 million for the first nine months of 2005, compared to $4.5 million in 2004. Cash used in investing activities was impacted by our acquisition of EJ Footwear in 2005, and also included investment in property, plant and equipment. In the first nine months of 2005, property, plant and equipment expenditures were $4.3 million versus $4.5 million in the same period of 2004. Our 2005 expenditures primarily relate to investments in production equipment and expansion of workspace at our main office building and factory store to accommodate the relocation of the EJ Footwear operations.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2005 was $109.4 million, compared to $16.6 million in 2004. Cash provided by financing activities for the nine months ended September 30, 2005 was comprised of the cash proceeds from debt financing of $111.0 million and proceeds from the exercise of stock options of $0.8 million, offset by debt financing costs of $2.3 million. The proceeds of the borrowings were primarily used to fund our acquisition of EJ Footwear, and to fund our working capital. Cash provided by financing activities for the nine months ended September 30, 2004 was comprised of the cash proceeds from debt financing of $15.1 million borrowed under our revolving credit facility and proceeds from the exercise of stock options of $1.7 million, less repayments of long-term debt of $0.3 million.
Inflation
We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.
Critical Accounting Policies and Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004.
Our management regularly reviews our accounting policies to make certain they are current and also provide readers of the interim condensed consolidated financial statements with useful and reliable information about our operating results and financial condition. These include, but are not limited to, matters related to accounts receivable, inventories, pension benefits and income taxes. Implementation of these accounting policies includes estimates and judgments by management based on historical experience and other factors believed to be reasonable. This may include judgments about the carrying value of assets and liabilities based on considerations that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our management believes the following critical accounting policies are most important to the portrayal of our financial condition and results of operations and require more significant judgments and estimates in the preparation of our interim condensed consolidated financial statements.
Revenue recognition
Revenue principally consists of sales to customers, and, to a lesser extent, license fees. Revenue is recognized when the risk and title passes to the customer, while license fees are recognized when earned. Customer sales are recorded net of allowances for estimated returns, trade promotions and other discounts, which are recognized as a deduction from sales at the time of sale.
Accounts receivable allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management also records estimates for customer returns and discounts offered to customers. Should a greater proportion of customers return goods and take advantage of discounts than estimated by us, additional allowances may be required.
Sales returns and allowances
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
Inventories
Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable and we have been able to liquidate slow moving or obsolete inventories through our factory outlet stores or through various discounts to customers. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of our inventory reserves and makes adjustments to them as required.

Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment at least at each reporting date. Based upon our review, none of our intangibles were impaired as of September 30, 2005.
Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 8, “Retirement Plans,” to the consolidated financial statements. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. A union plan, which was frozen in 2001, was settled in April 2004.
Income taxes
Currently, management believes that deferred tax assets will, more likely than not, be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made. Finally, at December 31, 2004, a provision of $157,000 has been made for U.S. taxes on the repatriation of $3.0 million of accumulated undistributed earnings of Five Star through December 31, 2004. At December 31, 2004, after the planned repatriation above, approximately $6.8 million is remaining that would become taxable upon repatriation to the U.S. During 2005, we will complete our evaluation of foreign earnings and may repatriate up to an additional $5.0 million of accumulated undistributed earnings, which could result in up to $260,000 of additional tax.

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
Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The offering of certain units in the Company’s Stock Fund (the “Stock Fund”) of the Company’s 401(k) Plan (the “Retirement Plan”) representing approximately 60 shares of the Company’s common stock purchased by the trustee of the Retirement Plan on the open market from time to time have not been registered under the Securities Act of 1933, as amended (the “Act”). Participants in the Retirement Plan had the option to invest defined contributions into the Stock Fund. The Company received no consideration for units purchased by participants in the Stock Fund of the Retirement Plan. While the Company cannot predict the possible effect of federal or state regulatory action, the Company does not believe that the failure to register the offering and sale of these units and the shares will have a material adverse effect on the Company’s financial position or results of operation.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None
ITEM 5. OTHER INFORMATION.
None

ITEM 6. EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

10(a)*	Amendment No. 2 to Loan and Security Agreement and Consent, dated as of September 12, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, Bank of America, N.A., as syndication agent.

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY SHOES & BOOTS, INC.
Date: November 1, 2005	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.