Form 10-K
period 2005-12-31
ROCKY SHOES & BOOTS INC
filed 2006-03-16
CIK 895456

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-21026
ROCKY SHOES & BOOTS, INC.
(Exact name of Registrant as specified in its charter)

Ohio	No. 31-1364046
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
39 East Canal Street
Nelsonville, Ohio 45764
(Address of principal executive offices, including zip code)
(740) 753-1951
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $151,182,813 on June 30, 2005.
There were 5,351,023 shares of the Registrant’s Common Stock outstanding on March 10, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in “Risk Factors.” The Company undertakes no obligation to publicly update or revise any forward-looking statements.
PART I
ITEM 1. BUSINESS.
All references to “we,” “us,” “our,” “Rocky Shoes & Boots,” or the “Company” in this Annual Report on Form 10-K mean Rocky Shoes & Boots, Inc.
We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky Outdoor Gear, Georgia Boot, Durango, Lehigh and Dickies. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around four target markets: outdoor, work, duty and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $29.95 for our value priced products to $249.95 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.
Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh Safety Shoes mobile and retail stores (including a fleet of 78 trucks, supported by 38 small warehouses that include retail stores, which we refer to as mini-stores), our two Rocky outlet stores and our websites. We also sell footwear under the Rocky label to the U.S. military.
In 2001, we undertook a number of strategic initiatives designed to increase our sales and improve our margins while mitigating the seasonality and weather related risk of our outdoor product lines. These strategic initiatives included:
•	extending our lines of footwear into additional markets with the introduction of footwear models for the work and western markets;

•	expanding our product offerings into complementary apparel to leverage the strength of our Rocky Outdoor Gear brand and offer our consumers a broader, head-to-toe product assortment; and

•	closing our continental U.S. manufacturing facility and sourcing a greater portion of our products from third party facilities overseas.
Acquisition of EJ Footwear Group
In January 2005, to further support our strategic objectives, we acquired EJ Footwear Group, a leading designer and developer of branded footwear products marketed under a collection of well recognized brands in the work, western and outdoor markets, including Georgia Boot, Durango and Lehigh. EJ Footwear was also the exclusive licensee of the Dickies brand for most footwear products. The acquisition was part of our strategy to expand our portfolio of leading brands and strengthen our market position in the work and western footwear markets, and to extend our product offerings to include brands positioned across multiple feature sets and price points. The EJ Footwear acquisition also expanded our distribution channels and diversified our retailer base.
We believe the EJ Footwear acquisition offers us multiple opportunities to expand and strengthen our combined business. We intend to extend certain of these brands into additional markets, such as outdoor, work and duty, where we believe the brand image is consistent with the target market. We also believe that the strength of each of these brands in their respective markets will allow us to introduce complementary apparel and accessories, similar to our head-to-toe strategy for Rocky Outdoor Gear.
Competitive Strengths
Our competitive strengths include:
•	Strong portfolio of brands. We believe the Rocky Outdoor Gear, Georgia Boot, Durango, Lehigh and Dickies brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, duty and western. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our owned brands.

•	Commitment to product innovation. We believe a critical component of our success in the marketplace has been a result of our continued commitment to product innovation. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features and designs. We have a dedicated group of product design and development professionals, including well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace.

•	Long-term retailer relationships. We believe that our long history of designing, manufacturing and marketing premium quality, branded footwear has enabled us to develop strong relationships with our retailers in each of our distribution channels. We intend to reinforce these relationships by continuing to offer innovative footwear products, by continuing to meet the individual needs of each of our retailers and by working with our retailers to improve the visual merchandising of our products in their stores. We believe that strengthening our relationships with retailers will allow us to increase our presence through additional store locations and expanded shelf space, improve our market position in a consolidating retail environment and enable us to better understand and meet the evolving needs of both our retailers and consumers.

•	Diverse product sourcing and manufacturing capabilities. We believe our strategy of utilizing both company operated and third party facilities for the sourcing of our products offers several advantages. Operating our own facilities significantly improves our knowledge of the entire production process which allows us to more efficiently source product from third parties that is of the highest quality and at the lowest cost available. We intend to continue to source a higher proportion of our products from third party manufacturers, which we believe will enable us to obtain high quality products at lower costs per unit.
Growth Strategy
We intend to increase our sales through the following strategies:
•	Expand into new target markets under existing brands. We believe there is significant opportunity to extend certain of our brands into our other target markets. We intend to continue to introduce products across varying feature sets and price points in order to meet the needs of our retailers.

•	Increase apparel offerings. We believe the long history and authentic heritage of our owned brands provide significant opportunity to extend each of these brands into complementary apparel. We intend to continue to increase our Rocky apparel offerings and believe that similar opportunities exist for our Georgia Boot and Durango brands in their respective markets.

•	Cross-sell our brands to our retailers. The acquisition of EJ Footwear expanded our distribution channels and diversified our retailer base. We believe that many retailers of our existing and acquired brands target consumers with similar characteristics and, as a result, we believe there is significant opportunity to offer each of our retailers a broader assortment of footwear and apparel that target multiple markets and span a range of feature sets and price points.

•	Expand our retail sales through Lehigh. We believe that our Lehigh mobile and retail stores offer us an opportunity to significantly expand our direct sales of work-related footwear. We intend to grow our Lehigh business by adding new customers, expanding the portfolio of brands we offer and increasing our footwear and apparel offerings. In addition, over time, we plan to upgrade the locations of some of our mini-stores, as well as expand the breadth of products sold in these stores.

•	Continue to add new retailers. We believe there is an opportunity to add additional retailers in certain of our distribution channels. We have identified a number of large, national footwear retailers that target consumers whom we believe identify with the Georgia Boot, Durango and Dickies brands.

•	Acquire or develop new brands. We intend to continue to acquire or develop new brands that are complementary to our portfolio and could leverage our operational infrastructure and distribution network.
Product Lines
Our product lines consist of high quality products that target the following markets:
•	Outdoor. Our outdoor product lines consist of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping or hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace. Our outdoor product lines consist of all-season sport/hunting footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoorsmen comfortable on rugged terrain or in extreme weather conditions.

•	Work. Our work product lines consist of footwear and apparel marketed to industrial and construction workers, as well as workers in the hospitality industry, such as restaurants or hotels. All of our work products are specially designed to be comfortable, incorporate safety features for specific work environments or tasks and meet applicable federal and other standards for safety. This category includes products such as safety toe footwear for steel workers and non-slip footwear for kitchen workers.

•	Duty. Our duty product line consists of footwear products marketed to law enforcement, security personnel and postal employees who are required to spend a majority of time at work on their feet. All of our duty footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable. Duty footwear is generally designed to fit as part of a uniform and typically incorporates stylistic features, such as black leather uppers in addition to the comfort features that are incorporated in all of our footwear products.

•	Western. Our western product line currently consists of authentic footwear products marketed to farmers and ranchers who generally live in rural communities in North America. We also selectively market our western footwear to consumers enamored with the western lifestyle.
Our products are marketed under four well-recognized, proprietary brands, Rocky Outdoor Gear, Georgia Boot, Durango and Lehigh, in addition to the licensed Dickies brand.
Rocky Outdoor Gear
Rocky Outdoor Gear, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky Outdoor Gear products for each of our four target markets and offer our products at a range of suggested retail price points: $99.95 to $249.95 for our footwear products, $29.95 to $49.95 for tops and bottoms in our apparel lines and $49.95 to $199.95 for our basic and technical outerwear.
The Rocky Outdoor Gear brand originally targeted outdoor enthusiasts, particularly hunters, and has since become the market leader in the hunting boot category. In 2002, we also extended into hunting apparel, including jackets, pants, gloves and caps. Our Rocky Outdoor Gear products for hunters and other outdoor enthusiasts are designed for specific weather conditions and the diverse terrains of North America. These products incorporate a range of technical features and designs such as Gore-Tex waterproof breathable fabric, 3M Thinsulate insulation, nylon Cordura fabric and camouflaged uppers featuring either Mossy Oak or Realtree patterns. Rugged outsoles made by industry leaders like Vibram are sometimes used in conjunction with our proprietary design features like the “Rocky Ride Comfort System” to make the products durable and easy to wear.

We also produce Rocky Outdoor Gear duty footwear targeting law enforcement professionals, security workers and postal service employees, and we believe we have established a leading market share position in this category. We plan to launch a line of duty apparel in 2006.
In 2002, we introduced Rocky Outdoor Gear work footwear designed for varying weather conditions or difficult terrain, particularly for people who make their living outdoors such as those in lumber or forestry occupations. These products typically include many of the proprietary features and technologies that we incorporate in our hunting and outdoor products. Similar to our strategy for the outdoor market, we introduced rugged work apparel in 2004, such as ranch jackets and carpenter jeans.
We have also introduced western influenced work boots for farmers and ranchers. Most of these products are waterproof, insulated and utilize our proprietary comfort systems. We also recently introduced some men’s and women’s casual western footwear for consumers enamored with western influenced fashion.
Georgia Boot
Georgia Boot is our moderately priced, high quality line of work footwear. Georgia Boot footwear is sold at suggested retail price points ranging from $79.95 to $109.95. This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments. Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the work place. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.
In addition, we market a line of Georgia Boot footwear to brand loyal consumers for hunting and other outdoor activities. These products are primarily all leather boots distributed in the western and southwestern states where hunters do not require camouflaged boots or other technical features incorporated in our Rocky Outdoor Gear.
We believe the Georgia Boot brand can be extended into moderately priced duty footwear as well as outdoor and work apparel. We plan to launch a line of work apparel in 2006.
Durango
Durango is our moderately priced, high quality line of western footwear. Over its 40 year history, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear market. Our current line of products is offered at suggested retail price points ranging from $79.95 to $149.95, and we market products designed for both work and casual wear. Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion. Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue. Other products in the Durango line that target casual and fashion oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.
Dickies
Dickies is a high quality, value priced line of work footwear. The Dickies brand, owned by the Williamson-Dickie Manufacturing Co. since 1922, has a long history of providing value priced apparel in the work and casual markets and is a leading brand name in that category.
Georgia Boot secured the license to design, develop and manufacture footwear under the Dickies name in 2003. We currently offer work products targeted at the construction trades and agricultural and hospitality workers. Our Dickies footwear incorporates specific design features to appeal to these workers and is offered at suggested retail price points ranging from $49.95 to $89.95. The Dickies brand is well recognized by consumers and we plan to introduce value priced footwear in the outdoor, duty and western markets.

Lehigh
The Lehigh brand was launched in 1922 and is our moderately priced, high quality line of safety shoes sold at suggested retail price points ranging from $29.95 to $149.95. Our current line of products is designed to meet occupational safety footwear needs. Most of this footwear incorporates steel toes to protect workers and often incorporates other safety features such as metatarsal guards or non-slip outsoles. Additionally, certain models incorporate durability features to combat abrasive surfaces or caustic substances often found in some work places.
With the recent shift in manufacturing jobs to service jobs in the U.S., Lehigh began marketing products for the hospitality industry. These products have non-slip outsoles designed to reduce slips, trips and falls in kitchen environments where floors are often tiled and greasy. Price points for this kind of footwear range from $29.95 to $49.95.
Sales and Distribution
Our products are distributed through three distinct business segments: wholesale, retail and military. You can find more information regarding our three business segments and geographic sales information in Note 15 to our consolidated financial statements.
Wholesale
In the U.S., we distribute Rocky Outdoor Gear, Georgia Boot, Durango and Dickies products through a wide range of wholesale distribution channels. As of December 31, 2005, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.
We sell our products to wholesale accounts in the U.S. primarily through a dedicated in-house sales team who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products. Our sales force for Rocky Outdoor Gear is organized around major accounts, including Bass Pro Shops, Cabela’s, Dick’s Sporting Goods and Gander Mountain, and around our target markets: outdoor, work, duty and western. For our Georgia Boot, Durango and Dickies brands, our sales employees are organized around each brand and target a broad range of distribution channels. All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.
Our wholesale distribution channels vary by market:
•	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, catalogs and mass merchants.

•	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores and hardware stores. In addition to these retailers, we also market Dickies work-related footwear to select large, national retailers.

•	Our duty products are sold primarily through uniform stores and catalog specialists.

•	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores and more recently fashion oriented footwear retailers.
Retail
We market products directly to consumers through three retail strategies: mobile and retail stores, outlet stores and our websites.
Mobile and Retail Stores
Lehigh markets branded work footwear, principally through mobile stores, to industrial and hospitality related corporate customers across the U.S. We work closely with our customers to select footwear products best suited for the specific safety needs of their work site and that meet the standards determined by the Occupational Safety & Health Administration or other standards required by our customers. Our customers include large, national companies such as 3M, Abbott Laboratories, Alcoa, Carnival Cruise Lines, Federal Express, IBM, Kodak and Texas Instruments.
Our 78 Lehigh mobile trucks, supported by our 38 small warehouses, are stocked with work footwear, as established by the specific needs of our customers, and typically include our owned brands augmented by branded work footwear from third parties including Dunham, Skechers and Timberland Pro. Prior to a scheduled site visit, Lehigh sales managers consult with our corporate customers to ensure that our trucks are appropriately stocked for their specific needs. Our trucks then perform a site visit where customer employees select work related footwear and apparel. Our corporate customers generally purchase footwear or provide payroll deduction plans for footwear purchases by their employees. We believe that our ability to service work sites across the U.S. allows us to effectively compete for large, national customers who have employees located throughout the U.S.
We also operate 38 mini-stores located in our small warehouses, which are primarily situated in industrial parks. Over time, we intend to improve some of these locations to sites that experience higher foot traffic in order to better utilize our retail square footage and leverage our fixed costs. We also intend to expand the breadth and depth of products sold in these mini-stores to include casual and outdoor footwear and apparel to offer a broader range of products to our consumers. We recently began testing this concept in two stores located in Wisconsin.
Outlet Stores
We operate Rocky Outdoor Gear outlet stores in Nelsonville, Ohio and Edgefield, South Carolina. Our outlet stores primarily sell first quality or discontinued products in addition to a limited amount of factory damaged goods. Related products from other manufacturers are also sold in these stores. Our outlet stores allow us to showcase the breadth of our product lines as well as to cost-effectively sell slow moving inventory. Our outlet stores also provide an opportunity to interact with consumers to better understand their needs.
Websites
We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.lehighsafetyshoes.com and www.bootsunlimited.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products.
Military
While we are focused on continuing to build our wholesale and retail business, we also actively bid on footwear contracts with the U.S. military, which requires products to be made in the U.S. Our manufacturing facilities in Puerto Rico, a U.S. territory, allow us to competitively bid for such contracts. In February 2005, we were awarded a $21 million order from the U.S. military for production of infantry combat boots that was completed in 2005. We currently have two outstanding bids on which we are waiting for a response. However, there is no assurance that we will continue to be awarded contracts by the U.S. military.
All of our footwear for the U.S. military is currently branded Rocky. We believe that many U.S. service men and women are active outdoor enthusiasts and may be employed in many of the work and duty markets that we target with our brands. As a result, we believe our sales to the U.S. military serve as an opportunity to reach our target demographic with high quality branded products.
Marketing and Advertising
We believe that our brands have a reputation for high quality, comfort, functionality and durability built through their long history in the markets they serve. To further increase the strength and awareness of our brands, we have developed comprehensive marketing and advertising programs to gain national exposure and expand brand awareness for each of our brands in their target markets.
We have focused the majority of our advertising efforts on consumers. A key component of this strategy includes advertising through targeted national and local cable programs and print publications aimed at audiences which share the demographic profile of our typical customers. For example, we advertise in such print publications as Outdoor Life, American Hunter and BassMaster, on targeted cable broadcasts, including NASCAR, Bass Pro Outdoors, Knight & Hale Ultimate Hunt, North

American White Tail and Mossy Oaks Hunting the Country, appearing on such cable channels as The Outdoor Channel, The SPEED Channel, Outdoor Life Network and ESPN. In addition, we promote our products on national radio broadcasts and through event sponsorship. We are a title sponsor of the Professional Bull Riders, which is broadcast on Outdoor Life Network and NBC, and provides significant national exposure for all of our brands. We also sponsor Tony Mendes, an accomplished and well known professional bull rider. Our print advertisements and television commercials emphasize the technical features of our products as well as their high quality, comfort, functionality and durability.
We also support independent dealers by listing their locations in our national print advertisements. In addition to our national advertising campaign, we have developed attractive merchandising displays and store-in-store concept fixturing that are available to our retailers who purchase the breadth of our product lines. We also attend numerous tradeshows, including the World Shoe Association show, the Denver International Western Retailer Market and the Shooting, Hunting, Outdoor Exposition. Tradeshows allow us to showcase our entire product line to retail buyers and have historically been an important source of new accounts.
Product Design and Development
We believe that product innovation is a key competitive advantage for us in each of our markets. Our goal in product design and development is to continue to create and introduce new and innovative footwear and apparel products that combine our standards of quality, functionality and comfort and that meet the changing needs of our retailers and consumers. Our product design and development process is highly collaborative and is typically initiated both internally by our development staff and externally by our retailers and suppliers, whose employees are generally active users of our products and understand the needs of our consumers. Our product design and development personnel, marketing personnel and sales representatives work closely together to identify opportunities for new styles, camouflage patterns, design improvements and newer, more advanced materials. We have a dedicated group of product design and development professionals, some of whom are well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace.
Manufacturing and Sourcing
We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third party facilities, primarily in China. We do not have long-term contracts with any of our third party manufacturers. One of our third party manufacturers in China, with which we have had a relationship for over 20 years, and that has historically accounted for a significant portion of our manufacturing, represented approximately 20% of our net sales in 2005. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial business that requires production by a U.S. manufacturer. Sourcing products from offshore third party facilities generally enables us to lower our costs per unit while maintaining high product quality, as well as limits the capital investment required to establish and maintain company operated manufacturing facilities. We expect that a greater portion of our products will be sourced from third party facilities in the future as a result of our acquisition of EJ Footwear, which sourced all of its products from third parties. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.
Quality control is stressed at every stage of the manufacturing process and is monitored by trained quality assurance personnel at each of our manufacturing facilities, including our third party factories. In addition, we utilize a team of procurement, quality control and logistics employees in our China office to visit factories to conduct quality control reviews of raw materials, work in process inventory and finished goods. We also utilize quality control personnel at our finished goods distribution facilities to conduct quality control testing on incoming sourced finished goods and raw materials and inspect random samples from our finished goods inventory from each of our manufacturing facilities to ensure that all items meet our high quality standards.
Our products are distributed in the U.S. and Canada from our finished goods distribution facilities located near Logan, Ohio and Waterloo, Ontario, respectively. With the acquisition of EJ Footwear, our products are also distributed in the U.S. from a third party distribution facility in Tunkhannock, Pennsylvania. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales which are shipped directly from our manufacturing facilities in Puerto Rico.

Suppliers
We purchase raw materials from sources worldwide. We do not have any long-term supply contracts for the purchase of our raw materials, except for limited blanket orders on leather to protect wholesale selling prices for an extended period of time. The principal raw materials used in the production of our products, in terms of dollar value, are leather, Gore-Tex waterproof breathable fabric, Cordura nylon fabric and soling materials. We believe these materials will continue to be available from our current suppliers. However, in the event these materials are not available from our current suppliers, we believe these products, or similar products, would be available from alternative sources.
Seasonality and Weather
Historically, we experienced significant seasonal fluctuations in our business because we derive a significant portion of our revenues from sales of our outdoor products. Many of our outdoor products are used by consumers in cold or wet weather. As a result, a majority of orders for these products are placed by our retailers in January through April for delivery in July through October. In order to meet demand, we must manufacture and source outdoor footwear year round to be in a position to ship advance orders for these products during the last two quarters of each year. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of each year. In addition, mild or dry weather conditions historically have had a material adverse effect on sales of our outdoor products, particularly if they occurred in broad geographical areas during late fall or early winter. Since our acquisition of EJ Footwear, we have experienced and we expect that we will continue to experience less seasonality and that our business will be subject to reduced weather risk because we now derive a higher proportion of our sales from work-related footwear products. Generally, work, duty and western footwear is sold year round and is not subject to the same level of seasonality or variation in weather as our outdoor product lines. However, because of seasonal fluctuations and variations in weather conditions from year to year, there is no assurance that the results for any particular interim period will be indicative of results for the full year or for future interim periods.
Backlog
At December 31, 2005, our backlog was $6.6 million compared to $8.7 million at December 31, 2004. Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by retailers prior to shipment without penalty.
Patents, Trademarks and Trade Names
We own numerous design and utility patents for footwear, footwear components (such as insoles and outsoles) and outdoor apparel in the U.S. and in foreign countries including Canada, Mexico, China and Taiwan. We own U.S. and certain foreign registrations for the trademarks used in our business, including our marks Rocky, Rocky Outdoor Gear, Georgia Boot, Durango and Lehigh. In addition, we license trademarks, including Dickies and Gore-Tex, in order to market our products. We have an exclusive license through December 31, 2007 to use the Dickies brand for footwear in our target markets. Our license with Dickies may be terminated by Dickies prior to December 31, 2007 if we do not achieve certain minimum net shipments in a particular year. While we have an active program to protect our intellectual property by filing for patents and trademarks, we do not believe that our overall business is materially dependent on any individual patent or trademark. We are not aware of any infringement of our intellectual property rights or that we are infringing any intellectual property rights owned by third parties. Moreover, we are not aware of any material conflicts concerning our trademarks or our use of trademarks owned by others.
Competition
We operate in a very competitive environment. Product function, design, comfort, quality, technological and material improvements, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for our products. We believe that the strength of our brands, the quality of our products and our long-term relationships with a broad range of retailers allows us to compete effectively in the footwear and apparel markets that we serve. However, we compete with footwear and apparel companies that have greater financial, marketing, distribution and manufacturing resources than we do. In addition, many of these competitors have strong brand name recognition in the markets they serve.

The footwear and apparel industry is also subject to rapid changes in consumer preferences. Some of our product lines are susceptible to changes in both technical innovation and fashion trends. Therefore, the success of these products and styles are more dependent on our ability to anticipate and respond to changing product, material and design innovations as well as fashion trends and consumer demands in a timely manner. Our inability or failure to do so could adversely affect consumer acceptance of these product lines and styles and could have a material adverse effect on our business, financial condition and results of operations.
Employees
At December 31, 2005, we had approximately 1,900 employees. Approximately 1,250 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees is represented by a union. We believe our relations with our employees are good.
Available Information
We make available free of charge on our corporate website, www.rockyboots.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.
ITEM 1A. RISK FACTORS.
Business Risks
Expanding our brands into new footwear and apparel markets may be difficult and expensive, and if we are unable to successfully continue such expansion, our brands may be adversely affected, and we may not achieve our planned sales growth.
Our growth strategy is founded substantially on the expansion of our brands into new footwear and apparel markets. New products that we introduce may not be successful with consumers or one or more of our brands may fall out of favor with consumers. If we are unable to anticipate, identify or react appropriately to changes in consumer preferences, we may not grow as fast as we plan to grow or our sales may decline, and our brand image and operating performance may suffer.
Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative, or SG&A, expenses, and there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in our SG&A expenses could adversely impact our results of operations.
We may also encounter difficulties in producing new products that we did not anticipate during the development stage. Our development schedules for new products are difficult to predict and are subject to change as a result of shifting priorities in response to consumer preferences and competing products. If we are not able to efficiently manufacture newly-developed products in quantities sufficient to support retail distribution, we may not be able to recoup our investment in the development of new products. Even if we develop and manufacture new products that consumers find appealing, the ultimate success of a new model may depend on our product pricing. Failure to gain market acceptance for new products that we introduce could impede our growth, reduce our profits, adversely affect the image of our brands, erode our competitive position and result in long term harm to our business.
A majority of our products are produced outside the U.S. where we are subject to the risks of international commerce.
A majority of our products are produced in the Dominican Republic and China. Therefore, our business is subject to the following risks of doing business offshore:
•	the imposition of additional United States legislation and regulations relating to imports, including quotas, duties, taxes or other charges or restrictions;

•	foreign governmental regulation and taxation;

•	fluctuations in foreign exchange rates;

•	changes in economic conditions;

•	transportation conditions and costs in the Pacific and Caribbean;

•	changes in the political stability of these countries; and

•	changes in relationships between the United States and these countries.
If any of these factors were to render the conduct of business in these countries undesirable or impracticable, we would have to manufacture or source our products elsewhere. There can be no assurance that additional sources or products would be available to us or, if available, that these sources could be relied on to provide product at terms favorable to us. The occurrence of any of these developments would have a material adverse effect on our business, financial condition and results of operations.
Our success depends on our ability to anticipate consumer trends.
Demand for our products may be adversely affected by changing consumer trends. Our future success will depend upon our ability to anticipate and respond to changing consumer preferences and technical design or material developments in a timely manner. The failure to adequately anticipate or respond to these changes could have a material adverse effect on our business, financial condition and results of operations.
Loss of services of our key personnel could adversely affect our business.
The development of our business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman and Chief Executive Officer, David Sharp, President and Chief Operating Officer, and James McDonald, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Brooks has an at-will employment agreement with us. The employment agreement provides that in the event of termination of employment, he will receive a severance benefit and may not compete with us for a period of one year. None of our other executive officers and key employees have an employment agreement with our company. The loss of the services of any of these officers could have a material adverse effect on our business, financial condition and results of operations.
We depend on a limited number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.
We purchase raw materials from a number of domestic and foreign sources. We do not have any long-term supply contracts for the purchase of our raw materials, except for limited blanket orders on leather. The principal raw materials used in the production of our footwear, in terms of dollar value, are leather, Gore-Tex waterproof breathable fabric, Cordura nylon fabric and soling materials. Availability or change in the prices of our raw materials could have a material adverse effect on our business, financial condition and results of operations.
We currently have a licensing agreement for the use of Gore-Tex waterproof breathable fabric, and any termination of this licensing agreement could impact our sales of waterproof products.
We are currently one of the largest customers of Gore-Tex waterproof breathable fabric for use in footwear. Our licensing agreement with W.L. Gore & Associates, Inc. may be terminated by either party upon advance written notice to the other party by October 1 for termination effective December 31 of that same year. Although other waterproofing techniques and materials are available, we place a high value on our Gore-Tex waterproof breathable fabric license because Gore-Tex has high brand name recognition with our customers. The loss of our license to use Gore-Tex waterproof breathable fabric could have a material adverse effect on our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.
We currently have a licensing agreement for the use of the Dickies trademark, and any termination of this licensing agreement could impact our sales and growth strategy.
We have an exclusive license through December 31, 2007 to use the Dickies brand on all footwear products, except nursing shoes. The Dickies brand is well recognized by consumers and we plan to introduce value priced Dickies footwear targeting additional markets, including outdoor, duty and western. Our license with Dickies may be terminated by Dickies prior to December 31, 2007 if we do not achieve certain minimum net shipments in a particular year. Furthermore, it is not certain whether we will be able to renew our license to use the Dickies brand after the expiration or termination of the current license. The loss of our license to use the Dickies brand could have a material adverse effect on our competitive position and growth strategy, which could have a material adverse effect on our business, financial condition and results of operations.
Our outdoor products are seasonal.
We have historically experienced significant seasonal fluctuations in our business because we derive a significant portion of our revenues from sales of our outdoor products. Many of our outdoor products are used by consumers in cold or wet weather. As a result, a majority of orders for these products are placed by our retailers in January through April for delivery in July through October. In order to meet demand, we must manufacture and source outdoor footwear year round to be in a position to ship advance orders for these products during the last two quarters of each year. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of each year. There is no assurance that we will have either sufficient inventory to satisfy demand in any particular quarter or have sufficient demand to sell substantially all of our inventory without significant markdowns.
Our outdoor products are sensitive to weather conditions.
Historically, our outdoor products have been used primarily in cold or wet weather. Mild or dry weather has in the past and may in the future have a material adverse effect on sales of our products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter. For example, an unseasonably warm and dry winter in late 2004 and early 2005 throughout the Midwest significantly decreased demand for our outdoor products. Also, due to variations in weather conditions from year to year, results for any single quarter or year may not be indicative of results for any future period.
Our business could suffer if our third party manufacturers violate labor laws or fail to conform to generally accepted ethical standards.
We require our third party manufacturers to meet our standards for working conditions and other matters before we are willing to place business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third party manufacturers or their respective labor practices. If one of our third party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. In addition, such a manufacturer’s actions could result in negative publicity and may damage our reputation and the value of our brand and discourage retail customers and consumers from buying our products.
Our future tax rates may not be as favorable as our historical tax rates.
In past years, our effective tax rate typically has been substantially below the United States federal statutory rates. We have paid minimal income taxes on income earned by our subsidiary in Puerto Rico due to tax credits afforded us under Section 936 of the Internal Revenue Code and local tax abatements. However, Section 936 of the Internal Revenue Code has been repealed so that future tax credits available to us are capped in 2005 and terminate in 2006. In addition, our local tax abatements in Puerto Rico are scheduled to expire in 2009. In 2004, we elected to repatriate $3.0 million of earnings and accrued $157,000 of related taxes under the American Jobs Creation Act of 2004. During 2005, the $3,000,000 of previously undistributed earnings were repatriated. At December 31, 2005, approximately $8.7 million of undistributed earnings remain that would become taxable upon repatriation to the United States. No income taxes are provided for the remaining undistributed earnings. As a result of the acquisition of EJ Footwear, our effective tax rate for 2005 increased to 32.5% compared to 28.8% for 2004, as a higher percentage of profits are taxed at U.S. tax rates.
Our future tax rate will vary depending on many factors, including the level of relative earnings and tax rates in each jurisdiction in which we operate and the repatriation of any foreign income to the United States. We cannot anticipate future changes in such laws. Increases in effective tax rates or changes in tax laws may have a material adverse effect on our business, financial condition and results of operations.

The growth of our business will be dependent upon the availability of adequate capital.
The growth of our business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt financing. We cannot assure you that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all. Our revolving credit facility contains provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Security interests in substantially all of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under our revolving credit facility. Moreover, the actual availability of funds under our revolving credit facility is limited to specified percentages of our eligible inventory and accounts receivable. Accordingly, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our revolving credit facility. As a result, we cannot assure you that we will be able to finance our current expansion plans.
We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.
The footwear and apparel industries are intensely competitive, and we expect competition to increase in the future. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do, as well as greater brand awareness in the footwear market. Our ability to succeed depends on our ability to remain competitive with respect to the quality, design, price and timely delivery of products. Competition could materially adversely affect our business, financial condition and results of operations.
We currently manufacture a portion of our products and we may not be able to do so in the future at costs that are competitive with those of competitors who source their goods.
We currently plan to retain our internal manufacturing capability in order to continue benefiting from expertise we have gained with respect to footwear manufacturing methods conducted at our manufacturing facilities. We continue to evaluate our manufacturing facilities and third party manufacturing alternatives in order to determine the appropriate size and scope of our manufacturing facilities. There can be no assurance that the costs of products that continue to be manufactured by us can remain competitive with products sourced from third parties.
We rely on distribution centers in Logan, Ohio and Tunkhannock, Pennsylvania, and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers.
We rely on distribution centers in Logan, Ohio and Tunkhannock, Pennsylvania. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage a portion of our inventory or impair our ability to use our distribution center as a docking location for merchandise. Either of these occurrences could impair our ability to adequately supply our retailers and harm our operating results.
We may be subject to certain environmental and other regulations.
Some of our operations use substances regulated under various federal, state, local and international environmental and pollution laws, including those relating to the storage, use, discharge, disposal and labeling of, and human exposure to, hazardous and toxic materials. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes or incur other significant expenses. In addition, we could incur costs, fines and civil or criminal sanctions, third party property damage or personal injury claims or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under any environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. There can be no assurance that violations of environmental laws or regulations have not occurred in the past and will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes, and any such violations could harm our business and financial condition.
If our efforts to establish and protect our trademarks, patents and other intellectual property are unsuccessful, the value of our brands could suffer.
We regard certain of our footwear designs as proprietary and rely on patents to protect those designs. We believe that the ownership of patents is a significant factor in our business. Existing intellectual property laws afford only limited protection of our proprietary rights, and it may be possible for unauthorized third parties to copy certain of our footwear designs or to reverse engineer or otherwise obtain and use information that we regard as proprietary. If our patents are found to be invalid, however, to the extent they have served, or would in the future serve, as a barrier to entry to our competitors, such invalidity could have a material adverse effect on our business, financial condition and results of operations.
We own U.S. registrations for a number of our trademarks, trade names and designs, including such marks as Rocky, Rocky Outdoor Gear, Georgia Boot, Durango and Lehigh. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks. Over time, we have increased distribution of our goods in several foreign countries. Accordingly, we have applied for trademark registrations in a number of these countries. We intend to enforce our trademarks and trade names against unauthorized use by third parties.
Our success depends on our ability to forecast sales.
Our investments in infrastructure and product inventory are based on sales forecasts and are necessarily made in advance of actual sales. The markets in which we do business are highly competitive, and our business is affected by a variety of factors, including brand awareness, changing consumer preferences, product innovations, susceptibility to fashion trends, retail market conditions, weather conditions and economic and other factors. One of our principal challenges is to improve our ability to predict these factors, in order to enable us to better match production with demand. In addition, our growth over the years has created the need to increase the investment in infrastructure and product inventory and to enhance our systems. To the extent sales forecasts are not achieved, costs associated with the infrastructure and carrying costs of product inventory would represent a higher percentage of revenue, which would adversely affect our financial performance.
Risks Related to Our Industry
Because the footwear market is sensitive to decreased consumer spending and slow economic cycles, if general economic conditions deteriorate, many of our customers may significantly reduce their purchases from us or may not be able to pay for our products in a timely manner.
The footwear industry has been subject to cyclical variation and decline in performance when consumer spending decreases or softness appears in the retail market. Many factors affect the level of consumer spending in the footwear industry, including:
•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	weather;

•	increases in prices of nondiscretionary goods;

•	taxation; and

•	consumer confidence in future economic conditions.
Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in regional economies where we sell products also reduces sales.
The continued shift in the marketplace from traditional independent retailers to large discount mass merchandisers may result in decreased margins.
A continued shift in the marketplace from traditional independent retailers to large discount mass merchandisers has increased the pressure on many footwear manufacturers to sell products to these mass merchandisers at less favorable margins. Because of competition from large discount mass merchandisers, a number of our small retailing customers have gone out of business, and in the future more of these customers may go out of business, which could have a material adverse effect on our business, financial condition and results of operations. Although progressive independent retailers have attempted to improve their competitive position by joining buying groups, a continued shift to discount mass merchandisers could have a material adverse effect on our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We own, subject to a mortgage, our 25,000 square foot executive offices that are located in Nelsonville, Ohio, our 41,000 square foot outlet store located in Nelsonville, Ohio and our 192,000 square foot finished goods distribution facility near Logan, Ohio. We own outright a 5,500 square foot executive office building located in Nelsonville, Ohio. We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet. These leases expire in 2009. In the Dominican Republic, we lease an 82,000 square foot manufacturing facility under a lease expiring in 2009 and lease an additional stand-alone 37,000 square foot building, which is on a month to month basis.
ITEM 3. LEGAL PROCEEDINGS.
We are, from time to time, a party to litigation which arises in the normal course of our business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of these proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock trades on the NASDAQ National Market under the symbol “RCKY.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Quarter Ended	High	Low
March 31, 2004	$31.95	$17.75
June 30, 2004	$29.25	$17.96
September 30, 2004	$23.70	$15.79
December 31, 2004	$29.93	$17.00
March 31, 2005	$36.44	$25.31
June 30, 2005	$33.79	$25.00
September 30, 2005	$32.25	$27.50
December 31, 2005	$30.62	$21.56
On March 10, 2006, the last reported sales price of our common stock on the NASDAQ National Market was $24.88 per share. As of March 10, 2006, there were 104 shareholders of record of our common stock.
We presently intend to retain our earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings and financial condition, our need for funds and other factors. Presently, our credit facility restricts the payment of dividends on our common stock. At December 31, 2005, we had no retained earnings available for distribution.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
Income Statement Data
Net sales	$296,023	$132,249	$106,165	$88,959	$103,320
Gross margin (% of sales)	37.6%	29.2%	30.9%	26.3%	22.5%
Net income	$13,014	$8,594	$6,039	$2,843	$1,531

Per Share
Net income
Basic	$2.48	$1.89	$1.44	$0.63	$0.34
Diluted	$2.33	$1.74	$1.32	$0.62	$0.34

Weighted average number of common shares outstanding
Basic	5,258	4,557	4,190	4,500	4,489
Diluted	5,585	4,954	4,561	4,590	4,549

Balance Sheet Data
Inventories	$75,387	$32,959	$38,068	$23,182	$27,714
Total assets	$236,134	$96,706	$86,175	$68,417	$74,660
Working capital	$119,278	$55,612	$54,210	$41,751	$44,267
Long-term debt, less current maturities	$98,972	$10,045	$17,515	$10,488	$16,976
Stockholders’ equity	$99,093	$71,371	$58,385	$52,393	$51,043
The 2005 financial data reflects the acquisition of the EJ Footwear group.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2005, and our capital resources and liquidity as of December 31, 2005 and 2004. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Shoes & Boots, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.
The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and the notes thereto, all included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Safe Harbor Statement under the Private

Securities Litigation Reform Act of 1995” below. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of the Company.
Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh Safety Shoes mobile and retail stores (including a fleet of 78 trucks, supported by 38 small warehouses that include retail stores, which we refer to as mini-stores), our two Rocky outlet stores and our websites. We also sell footwear under the Rocky label to the U.S. military.
2005 OVERVIEW
Highlights of our 2005 financial performance include the following:
•	Net sales, led by increases of approximately $163.8 million from the acquisition of the EJ Footwear Group, rose to $296.0 million from $132.2 million in 2004.

•	Our gross profit increased to $111.2 million from $38.6 million the prior year. Gross profit margin was 37.6% versus 29.2% in 2004, primarily due to the acquisition of the EJ Footwear Group and the resulting increase in higher margin retail sales coupled with an increased mix of work and western footwear sales that carry higher margins.

•	Net income rose to $13.0 million compared to $8.6 million the prior year. Diluted earnings per common share rose 34% to $2.33 in 2005 versus $1.74 per diluted share in 2004.

•	Capital expenditures were $6.0 million in 2005 and $5.5 million in 2004. 2005 expenditures included the renovation of the factory outlet store and executive buildings to accommodate the consolidations of several operating departments and relocation of the Lehigh corporate operations, to Nelsonville OH, following the EJ Footwear Group acquisition.

•	Debt (total debt minus cash, cash equivalents) was $103.8 million or 50.7% of total capitalization at December 31, 2005 compared to $11.5 million or 13.1% of total capitalization at year-end 2004. Total debt was $105.4 million or 51.5% of total capitalization at December 31, 2005 compared to $16.5 million or 18.8% of total capitalization at December 31, 2004. The increased debt was due to the acquisition of the EJ Footwear Group in January 2005.
On January 6, 2005, we acquired the equity interests in EJ Footwear Group for $93.1 million in cash and 484,261 shares of common stock valued at $11,574,000. To fund the acquisition we entered into a credit facility with: (1) a five-year up to $100 million revolving credit facility; and (2) a $18 million three-year semi secured term loan and a $30 million six-year term loan.
Market conditions were mixed during Fiscal 2005 compared to Fiscal 2004. Sales of our rugged outdoor products were soft during the first half of 2005 and were further impacted by the second consecutive year of warmer seasonal weather during the fall and winter months of the year.
Sales in our work and western categories, bolstered by the addition of the Georgia Boot and Durango brands, were sold year-round, and achieved substantial growth in Fiscal 2005 compared to 2004. We continue to pursue key line extensions in the work and duty markets.
Sales of boots for delivery to the U.S. military occur from time to time based on competitively bid contracts. In February 2005, we entered into a $21 million contract with the U.S. Military for production of infantry combat boots, all of which were delivered in 2005.

Net sales. Net sales and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Net sales are recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends. All sales are final upon shipment.
Cost of goods sold. Our cost of goods sold represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third party manufacturers. Cost of goods sold also includes the cost to transport these products to our distribution centers.
SG&A expenses. Our SG&A expenses consist primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, depreciation, amortization, professional fees, facility expenses, bank charges, and warehouse and outbound freight expenses.
PERCENTAGE OF NET SALES
The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.4%	70.8%	69.1%

Gross margin	37.6%	29.2%	30.9%
SG&A expense	28.1%	19.4%	21.9%

Income from operations	9.5%	9.8%	9.0%

Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Net sales. Net sales increased 124% to $296.0 million for 2005 compared to $132.2 million the prior year. The current year results reflect our acquisition of EJ Footwear in January 2005, which contributed $163.4 million in 2005. Wholesale sales rose $100.3 million to $209.9 million for 2005 compared to $109.7 million for 2004. The increase reflects our acquisition of EJ Footwear, which contributed $109.1 million in sales during the year. The $8.8 million decrease in Rocky Outdoor Gear branded wholesale sales was primarily impacted by a second consecutive year of unseasonably warm and dry weather during the fall hunting season, partially offset by increases in sales of our work and western products. Retail sales increased $54.4 million to $58.4 million in 2005 compared to $4.0 million for 2004. The increase was due to our acquisition of EJ Footwear, specifically its Lehigh division, in 2005. Military segment sales, which occur from time to time, were $27.7 million for 2005 compared to $18.5 million in 2004. Average list prices for our footwear, apparel and accessories were similar in 2005 compared to 2004.
Gross margin. Gross margin increased to $111.2 million or 37.6% of net sales for 2005 compared to $38.6 million or 29.2% of net sales for the prior year. The increase in both dollars and basis points is primarily attributable to higher sales of EJ Footwear work and western products and a higher percentage of our net sales derived from our retail sales, which carry higher gross margins than our wholesale and military sales. Wholesale gross margin for 2005 was $76.4 million, or 36.4% of net sales, compared to $34.7 million, or 31.7% of net sales in 2004. The increase reflects sales in 2005 of EJ Footwear products, which carry higher gross margins than Rocky products due to a higher percentage of their sales in the work and western markets. Gross margins in the work and western markets are generally higher than the outdoor and duty markets. Retail gross margin for 2005 was $30.3 million, or 51.9% of net sales, compared to $1.1 million, or 27.7% of net sales, in 2004. The increase in gross margin reflects sales by Lehigh, which carry higher gross margins than our outlet store sales. Military gross margin in 2005 was $4.5 million, or 16.4% of net sales, compared to $2.8 million, or 15.0% of net sales in 2004.
SG&A expenses. SG&A expenses were $83.2 million, or 28.1% of net sales in 2005 compared to $25.6 million, or 19.4% of net sales for 2004. The increase was primarily a result of higher SG&A expenses associated with the EJ Footwear business, particularly higher expenses associated with our Lehigh retail operations.

Interest expense. Interest expense was $9.3 million in 2005, compared to $1.3 million for the prior year. The increase was primarily due to interest on borrowings to finance the EJ Footwear acquisition.
Income taxes. Income tax expense for 2005 was $6.3 million, compared to $3.5 million in 2004. Our effective tax rate was 32.5% for 2005, versus 28.8% for 2004. The increase in our effective tax rate in 2005 was due primarily to income from EJ Footwear, which is subject to the U.S. effective tax rate. A portion of our income is subject to lower taxes in foreign countries.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Net sales. Net sales rose 24.6% to $132.2 million for 2004 from $106.2 million the prior year. Wholesale sales were $109.7 million for 2004, an increase of $8.5 million, or 8.4%, over 2003, as a result of increases in sales of our apparel and work and western footwear, which benefited from increased product offerings and expanded distribution. Retail segment sales were $4.0 million in 2004, a decrease of $0.6 million from 2003, reflecting unseasonably warm and dry weather in late 2004. Military sales, which occur from time to time, were $18.5 million in 2004 versus $0.4 million in 2003. This represented final shipments of $5.7 million in footwear under a contract awarded in September 2003 and $12.8 million of shipments under a contract awarded in March 2004 to produce boots for delivery to the U.S. military. Average list prices for our footwear, apparel and accessories were similar in 2004 compared to 2003.
Gross margin. Gross margin increased to $38.6 million in 2004 from $32.8 million in the prior year. Expressed as a percentage of net sales, gross margin declined 170 basis points to 29.2% in 2004, compared to 30.9% in 2003, as a result of higher military sales in 2004, which carry lower gross margins than our wholesale and retail sales. Wholesale gross margin in 2004 was $34.7 million, or 31.7% of net sales, compared to $31.1 million, or 30.7% of net sales, in 2003. The increase was due to higher sales of apparel and work and western footwear, which are sourced products that carry higher gross margins than our other products. Retail gross margin for 2004 was $1.1 million, or 27.7% of net sales, compared to $1.6 million, or 35.2% of net sales, for 2003. Military gross margin was $2.8 million, or 15.0% of net sales, for 2004 compared to $0.1 million, or 15.4% of net sales, in 2003.
SG&A expenses. SG&A expenses increased $2.3 million to $25.6 million for 2004. The increase in SG&A expenses was due to higher commissions paid of $0.4 million, additional distribution costs of $0.6 million and higher advertising expenses of $0.6 million, as well as expenses of $0.4 million for testing and documentation of internal controls required by the Sarbanes-Oxley Act of 2002. As a percentage of net sales, SG&A expenses declined to 19.4% for 2004 from 21.9% for the prior year, due to nominal SG&A expenses associated with increased military sales in 2004.
Interest expense. Interest expense declined slightly to $1.3 million for 2004 from $1.4 million in 2003 because of lower average borrowings.
Income taxes. Income tax expense was $3.5 million for 2004, compared to $2.4 million in 2003. Our effective tax rate remained stable between 2004 and 2003 at 28.8% and 28.7%, respectively. This effective rate is lower than the statutory rate of 35.0% due to a portion of income being earned in offshore jurisdictions where effective tax rates are lower than the U.S. effective tax rate. In addition, the provision includes $157,000 related to our decision to repatriate foreign earnings totaling $3.0 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness. In January 2005, we incurred additional indebtedness to fund our acquisition of EJ Footwear as described below. During 2004, we relied primarily on cash provided from operating activities to fund our operations.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well as for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital increased to $119.3 million at December 31, 2005, compared to $55.6 million at the end of the prior year.
Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $6.1 million for 2005 and $5.5 million in 2004. Capital expenditures for 2006 are anticipated to be approximately $5.5 million.
In conjunction with the completion of our acquisition of EJ Footwear, we entered into agreements with GMAC Commercial Finance and American Capital Strategies for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear and replace our prior $45 million revolving credit facility. Under the terms of the agreements, the interest rates and repayment terms are: (1) a five-year $100 million revolving credit facility with an interest rate of LIBOR plus 2.5% or prime plus 1.0%; (2) an $18 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75%, payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. At December 31, 2005, we had $59.6 million in borrowings under this facility and total capacity of $80.5 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. At December 31, 2005, we were in compliance with all of these loan covenants except for our senior leverage and total capital expenditures. We have received waivers from the lending institutions regarding these covenants. We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next 12 months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Cash Flows
Cash Flow Summary

($ in millions)	2005	2004	2003
Cash provided by (used in):
Operating activities	$8.4	$7.6	$(1.6)
Investing activities	(99.4)	(5.5)	(7.0)
Financing activities	87.5	0.8	6.5

Net change in cash and cash equivalents	$(3.5)	$2.9	$(2.1)

Operating Activities. Net cash provided by operating activities totaled $8.4 million for Fiscal 2005, compared to $7.6 million for Fiscal 2004, and net cash used in operating activities of $1.6 million in 2003. Principal uses of net cash compared to the prior year included a $6.6 million increase in accounts receivable-trade and $7.8 million increase in inventories during 2005, which was partially offset by a $1.1 million reduction in other assets and a $2.8 million increase in accounts payable. The principal uses of net cash in 2004 included a $7.9 million increase in accounts receivable that was partially offset by a $5.1 million reduction in inventories. The principal uses of net cash in 2003 included a $14.9 million increase in inventories to support the Company’s growth and a $4.2 million increase in accounts receivable-trade related to the Company’s sales growth.
Investing Activities. Net cash used in investing activities was $99.4 million in Fiscal 2005 compared to $5.5 million in Fiscal 2004. The principal uses of cash in 2005 were for the acquisition of the EJ Footwear Group ($93.1 million) and the purchase of fixed assets ($6.1 million). The principal use of cash in 2004 was for the purchase of fixed assets. The principal uses of cash in 2003 were for the purchase of fixed assets ($2.2 million), and the acquisition of certain assets of Gates-Mills, Inc. ($4.9 million).
Financing Activities. Cash provided by financing activities during 2005 was $87.5 million compared to $.8 million in 2004. Proceeds and repayments of the revolving credit facility reflects daily cash disbursement and deposit activity. Cash proceeds from the issuance of debt of $96.0 million and proceeds from the exercise of stock options of $1.1 million, offset by debt repayments of $7.2 million and debt financing costs of $2.4 million. The Company’s financing activity during 2004 included proceeds from the exercise of stock options of $2.2 million, which was offset by a reduction in borrowings by $1.5 million. The Company’s financing activity during 2003 totaled $6.4 million, which included the repurchase of common stock of $3.1 million which was partially offset by proceeds from the exercise of stock options of $2.5 million, and increased borrowings of $7.0 million to support sales growth as well as inventory acquired in conjunction with the acquisition of the assets of Gates-Mills, Inc.
Borrowings and External Sources of Funds
Our borrowings and external sources of funds were as follows at December 31, 2005 and 2004:

	December 31,
($ in millions)	2005	2004
Revolving credit facility	$59.6	$11.5
Term loans	41.3
Real estate and other obligations	4.5	5.0

Total debt	105.4	16.5
Less current maturities	6.4	6.5

Net long-term debt	$99.0	$10.0

Our real estate obligations were $4.5 million at December 31, 2005. The mortgage financing, completed in the year 2000, includes three of our facilities, with monthly payments of approximately $0.1 million through 2014.
We lease certain machinery, trucks, shoecenters, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $2.5 million, $1.5 million, $1.1 million and $0.8 million for years 2006 through 2009, respectively, and $0.3 million for 2010, or approximately $6.2 million in total. We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. We plan on exploring options to refinance our revolving credit line and term debt at more favorable interest rates in 2006.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2005 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).
Contractual Obligations at December 31, 2005:

	Payments due by Year
	$ millions
		Less Than			Over 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$105.4	$6.4	$16.2	$21.1	$61.7
Pension benefits (1)	4.5	0.3	0.7	0.7	2.8
Minimum operating lease commitments	6.2	2.5	2.6	1.1	—
Expected cash requirements for interest (2)	32.0	8.8	15.9	6.9	0.4

Total contractual obligations	148.1	$18.0	$35.4	$29.8	$64.9

(1)	Assumes no plan termination and includes estimated pension plan contributions.

(2)	Assumes the following interest rates: (1) 7.0% on the $100 million revolving credit facility; (2) 7.5% on the $ 18 million three-year term loan; (3) 12.5% on the $30 million six-year term loan; and (4) 8.275% on the $4.9 million mortgage loans.

From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2005, no such losses existed.
Our ongoing business activities continue to be subject to compliance with various laws, rules and regulations as may be issued and enforced by various federal, state and local agencies. With respect to environmental matters, costs are incurred pertaining to regulatory compliance. Such costs have not been, and are not anticipated to become, material.
We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “Variable Interest Entities.” Additionally, we do not have any related party transactions that materially affect the results of operations, cash flow or financial condition.
Inflation
Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2005 due to these factors. It is anticipated that inflationary pressures during 2006 will be offset through increases in sales and profitability, due to improved operating leverage in our business.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements and interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements and interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our management regularly reviews our accounting policies to make certain they are current and also provide readers of the consolidated financial statements and interim condensed consolidated financial statements with useful and reliable information about our operating results and financial condition. These include, but are not limited to, matters related to accounts receivable, inventories, pension benefits and income taxes. Implementation of these accounting policies includes estimates and judgments by management based on historical experience and other factors believed to be reasonable. This may include judgments about the carrying value of assets and liabilities based on considerations that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our management believes the following critical accounting policies are most important to the portrayal of our financial condition and results of operations and require more significant judgments and estimates in the preparation of our consolidated financial statements.
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
Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment at least at each reporting date. Based upon our review, none of our intangibles were impaired as of December 31, 2005.
Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually. See Note 10, “Retirement Plans,” to the consolidated financial statements for information on these plans and the assumptions used.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. On December 31, 2005 we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we will recognize a charge of approximately $0.4 million in the first quarter of 2006 for previously unrecognized service costs. A union plan, which was frozen in 2001, was settled in April 2004. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.
Income taxes
Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income taxes that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Finally, at December 31, 2004, a provision of $157,000 has been made for U.S. taxes on the repatriation of $3.0 million of accumulated undistributed earnings of Five Star through December 31, 2004. During 2005, the $3.0 million of previously undistributed earnings were repatriated. At December 31, 2005, approximately $8.7 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The statement supersedes Accounting Principles Board (“APB”) APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” The statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123(R) applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission’s delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, we will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our consolidated statement of income rather than as pro forma disclosure in the notes to the consolidated financial statements. Based on stock options outstanding at December 31, 2005, we expect to record compensation expense resulting from the adoption of SFAS 123(R) of approximately $400,000 during 2006 related to options issued prior to December 31, 2005. Any options issued subsequent to December 31, 2005 would result in an additional expense.
In November 2005, the FASB issued FASB Staff Position FAS 123( R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123 (R )-3”). FSP 123 (R )-3 provides an elective alternative method that establishes a computation component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No 123 (R ). The Company is currently evaluating this transition method.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) as a interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. There is no material effect to the consolidated financial statements from adoption of FIN 47.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995
This Management’s Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retail trends, economic changes, as well as other factors set forth under the caption “Risk Factors” in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

We assume no obligation to update any forward-looking statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk results from fluctuations in interest rates. We are also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk related to the Company’s current commodities is not material as price changes in commodities can generally be passed along to the customer. We do not hold any material market risk sensitive instruments for trading purposes.
The following three items are market rate sensitive for interest rates for the Company: (1) long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2005 of $59.6 million, and (2) term loans (as described below) with balances at December 31, 2005 totaling $41.3.
On January 6, 2005, we entered into credit facilities with GMAC Commercial Finance LLC and American Capital Strategies, Ltd. totaling $148 million to fund the acquisition of EJ Footwear Group. The agreements included a $100 million revolving credit facility and term loans totaling $48 million with maturities between 3-6 years. Under the terms of the agreement, the interest rates and repayment terms are: (1) a revolving credit facility with an interest rate of LIBOR plus two and a half percent (2.5%) or prime plus one percent (1.0%); (2) a $18 million term loan with an interest rate of LIBOR plus three and a quarter percent (3.25%) or prime plus one and three quarters percent (1.75%) and payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with an interest rate of LIBOR plus eight percent (8.0%) and payable in equal installments from 2008 through 2010 over years four through six.
We do not have any interest rate management agreements as of December 31, 2005.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2005, 2004, and 2003, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-29 hereof and are incorporated herein by reference.

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
Changes in Internal Control Over Financial Reporting
As part of our evaluation of the effectiveness of internal controls over financial reporting described below, we made certain improvements to its internal controls. However, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, EJ Footwear Group’s internal control over financial reporting, as of and for the year ended December 31, 2005. EJ Footwear Group was acquired on January 6, 2005, and its financial statements reflect total assets and revenues constituting 59% and 55%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rocky Shoes & Boots, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rocky Shoes & Boots, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at EJ Footwear Group, which was acquired on January 6, 2005 and whose financial statements reflect total assets and revenues constituting 59 percent and 55 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at EJ Footwear Group. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. Our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 14, 2006

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS — EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 16, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and all employees. The Code of Business Conduct and Ethics is posted on our website at www.rockyboots.com. The Code of Business Conduct and Ethics may be obtained free of charge by writing to Rocky Shoes & Boots, Inc., Attn: Chief Financial Officer, 39 East Canal Street, Nelsonville, Ohio 45764.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is included under the captions “INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in the Company’s Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by this item is included under the caption “INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS — OWNERSHIP OF COMMON STOCK BY MANAGEMENT,” “— OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS,” and “EQUITY COMPENSATION PLAN INFORMATION,” in the Company’s Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this item is included under the caption “INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS — COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION/RELATED PARTY TRANSACTIONS” in the Company’s Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is included under the caption “REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS” in the Company’s Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:
          (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:
          (2) The following financial statement schedule for the years ended December 31, 2005, 2004, and 2003 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.
Schedule II — Consolidated Valuation and Qualifying Accounts.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.
          (3) Exhibits:

Exhibit
Number	Description

2.1	Purchase and Sale of Equity Interests Agreement by and among Rocky Shoes & Boots, Inc., SILLC Holdings, LLC, a Delaware limited liability company and Strategic Industries, LLC, dated as of December 6, 2004 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 6, 2004, filed with the Securities and Exchange Commission on December 8, 2004).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the “Registration Statement”)).

4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company’s Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3	Articles I and II of the Company’s Code of Regulations (see Exhibit 3.2).

Exhibit
Number	Description

10.1	Form of Employment Agreement, dated July 1, 1995, for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the “1995 Form 10-K”)).

10.2	Information concerning Employment Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit 10.2 to the 1995 Form 10-K).

10.3	Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.4	Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.5	Form of Company’s amended 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).

10.6	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement).

10.7	Indemnification Agreement, dated December 21, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.8*	Information concerning Indemnification Agreements substantially similar to Exhibit 10.7.

10.9	Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10	Company’s Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-8, registration number 333-67357).

10.11	Form of Stock Option Agreement under the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).

10.12	Form of Employment Agreement, dated September 7, 1995, for executive officers (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

10.13	Information covering Employment Agreements substantially similar to Exhibit 10.23 (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

10.14	Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.15	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,050,000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 30, 2000 Form 10-Q”)).

10.16	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,500,000 (incorporated by reference to Exhibit 10.2 to the June 30, 2000 Form 10-Q).

10.17	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $3,750,000 (incorporated by reference to Exhibit 10.3 to the June 30, 2000 Form 10-Q).

Exhibit
Number	Description

10.18	Company’s Second Amended and Restated 1995 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders held on May 15, 2002, filed on April 15, 2002).

10.19	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.20	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.21	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.23	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.24	Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as Agent and as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 6, 2005, filed with the Securities and Exchange Commission on January 12, 2005).

10.25	Note Purchase Agreement, dated as of January 6, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Georgia Boot Properties LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, and Lehigh Safety Shoe Properties LLC, as Loan Parties, American Capital Financial Services, Inc., as Agent, and American Capital Strategies, Ltd., as Purchaser (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 6, 2005, filed with the Securities and Exchange Commission on January 12, 2005).

10.26	Amendment No. 1 to Loan and Security Agreement and Consent, dated as of January 19, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, Bank of America, N.A., as syndication agent and Royal Bank of Scotland PLC, as documentation agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 19, 2005, filed with the Securities and Exchange Commission on January 21, 2005).

Exhibit
Number	Description

10.27	Executive Employment Agreement, dated as of December 1, 2004, between Georgia Boot LLC and Thomas R. Morrison (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.28	Amendment No. 2 to Loan and Security Agreement and Consent, dated as of September 12, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

23*	Independent Registered Public Accounting Firm’s Consent and Report on Schedules of Deloitte & Touche LLP.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99.1*	Independent Registered Public Accounting Firm’s Report of Deloitte & Touche LLP on Schedules (incorporated by reference to Exhibit 23).

99.2*	Financial Statement Schedule.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.
The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY SHOES & BOOTS, INC.

Date: March 16, 2006	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mike Brooks Mike Brooks	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006
/s/ James E. McDonald James E. McDonald	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006
* Curtis A. Loveland Curtis A. Loveland	Secretary and Director	March 16, 2006
*J. Patrick Campbell J. Patrick Campbell	Director	March 16, 2006
* Glenn E. Corlett Glenn E. Corlett	Director	March 16, 2006
* Michael L. Finn Micahel L. Finn	Director	March 16, 2006
* G. Courtney Haning G. Courtney Haning	Director	March 16, 2006
* Harley E. Rouda Harley E. Rouda	Director	March 16, 2006
* James L. Stewart James L. Stewart	Director	March 16, 2006
* By: /s/ Mike Brooks Mike Brooks, Attorney-in-Fact

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-2 - F-3

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rocky Shoes & Boots, Inc.:
We have audited the accompanying consolidated balance sheets of Rocky Shoes & Boots, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Shoes & Boots, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 14, 2006

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$1,608,680	$5,060,859
Trade receivables — net	61,746,865	27,182,198
Other receivables	2,455,885	1,114,959
Inventories	75,386,732	32,959,124
Deferred income taxes	133,783	230,151
Income tax receivable	1,346,820	2,264,531
Prepaid expenses	1,497,411	588,618

Total current assets	144,176,176	69,400,440

FIXED ASSETS — net	24,342,250	20,179,486

DEFERRED PENSION ASSET	2,117,352	1,347,824

IDENTIFIED INTANGIBLES	38,320,828	2,561,427

GOODWILL	23,963,637	1,557,861

OTHER ASSETS	3,214,131	1,658,616

TOTAL ASSETS	$236,134,374	$96,705,654

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$12,721,214	$4,349,248
Current maturities — long term debt	6,400,416	6,492,020
Accrued expenses:
Salaries and wages	1,531,336	1,295,722
Co-op advertising	936,438	263,000
Interest	724,159	82,904
Taxes — other	603,435	422,692
Commissions	669,306	95,069
Other	1,312,203	787,735

Total current liabilities	24,898,507	13,788,390

LONG TERM DEBT-less current maturities	98,972,190	10,044,544

DEFERRED LIABILITIES:
Deferred income taxes	12,567,208	1,205,814
Other deferred liabilities	603,347	296,108

TOTAL LIABILITIES	137,041,252	25,334,856
SHAREHOLDERS’ EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding
Common stock, no par value; 10,000,000 shares authorized; outstanding 2005 — 5,351,023 and 2004 - 4,694,670	52,030,013	38,399,114
Accumulated other comprehensive loss	—	(1,077,586)
Retained earnings	47,063,109	34,049,270

Total shareholders’ equity	99,093,122	71,370,798

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$236,134,374	$96,705,654

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
NET SALES	$296,022,614	$132,248,963	$106,164,753

COST OF GOODS SOLD	184,793,488	93,606,600	73,383,128

GROSS MARGIN	111,229,126	38,642,363	32,781,625

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	83,164,758	25,617,944	23,278,449

INCOME FROM OPERATIONS	28,064,368	13,024,419	9,503,176

OTHER INCOME AND (EXPENSES):
Interest expense	(9,256,867)	(1,328,575)	(1,378,131)
Other — net	464,385	374,548	348,448

Total other — net	(8,792,482)	(954,027)	(1,029,683)

INCOME BEFORE INCOME TAXES	19,271,886	12,070,392	8,473,493

INCOME TAX EXPENSE	6,258,047	3,476,000	2,434,250

NET INCOME	$13,013,839	$8,594,392	$6,039,243

NET INCOME PER SHARE
Basic	$2.48	$1.89	$1.44
Diluted	$2.33	$1.74	$1.32

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,257,530	4,557,283	4,189,794

Diluted	5,584,771	4,953,529	4,560,763

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
	Common Stock		Other		Total
	Shares		Comprehensive	Retained	Shareholders’
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE — December 31, 2002	4,489,065	$35,289,038	$(2,311,749)	$19,415,635	$52,392,924

YEAR ENDED DECEMBER 31, 2003
Net income				6,039,243	6,039,243
Minimum pension liability, net of tax benefit of $154,864			361,349		361,349

Comprehensive income					6,400,592
Treasury stock purchased and retired	(483,533)	(3,106,156)			(3,106,156)
Stock issued and options exercised including related tax benefits	354,868	2,697,317			2,697,317

BALANCE — December 31, 2003	4,360,400	34,880,199	(1,950,400)	25,454,878	58,384,677

YEAR ENDED DECEMBER 31, 2004
Net income				8,594,392	8,594,392
Minimum pension liability, net of tax benefit of $356,501			872,814		872,814

Comprehensive income					9,467,206
Stock issued and options exercised including related tax benefits	334,270	3,518,915			3,518,915

BALANCE — December 31, 2004	4,694,670	38,399,114	(1,077,586)	34,049,270	71,370,798

YEAR ENDED DECEMBER 31, 2005
Net income				13,013,839	13,013,839
Minimum pension liability, net of tax benefit of $387,649			1,077,586		1,077,586

Comprehensive income					14,091,425
Stock issued for acquisition	484,261	11,573,838			11,573,838
Stock issued and options exercised including related tax benefits	172,092	2,057,061			2,057,061

BALANCE — December 31, 2005	5,351,023	$52,030,013	$—	$47,063,109	$99,093,122

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,013,839	$8,594,392	$6,039,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,929,554	3,407,790	3,556,544
Deferred income taxes	1,134,840	1,316,065	(113,761)
Tax benefit related to stock options	774,183	1,205,300	150,000
Deferred compensation and pension	526,855	49,530	775,166
Loss on disposal of fixed assets	3,947	2,220	5,943
Stock issued as management and directors’ compensation	192,368	66,885	60,000
Change in assets and liabilities (net of effect from acquisition):
Receivables	(6,563,373)	(7,934,739)	(3,906,086)
Inventories	(7,787,064)	5,109,063	(12,846,128)
Income tax receivable	917,711	(2,264,531)
Other current assets	(164,492)	456,620	221,859
Other assets	1,116,169	(1,333,747)	95,672
Accounts payable	2,797,873	1,557,084	1,216,130
Accrued and other liabilities	(2,427,247)	(2,628,448)	3,183,675

Net cash provided by (used in) operating activities	8,465,163	7,603,484	(1,561,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,052,483)	(5,466,041)	(2,154,829)
Acquisition of business	(93,097,923)		(4,880,468)
Investment in trademarks and patents	(328,522)
Proceeds from sales of fixed assets	40,757		53,829

Net cash used in investing activities	(99,438,171)	(5,466,041)	(6,981,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	340,366,601	127,659,452	123,166,498
Repayments of revolving credit facility	(292,338,539)	(129,141,816)	(116,122,120)
Proceeds from long-term debt	48,000,000
Repayments of long-term debt	(7,192,020)
Purchase of treasury stock			(3,106,156)
Debt financing costs	(2,405,723)
Proceeds from exercise of stock options	1,090,510	2,246,730	2,487,317

Net cash provided by financing activities	87,520,829	764,366	6,425,539

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,452,179)	2,901,809	(2,117,672)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,060,859	2,159,050	4,276,722

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,608,680	$5,060,859	$2,159,050

See notes to consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Rocky Shoes & Boots, Inc. (“Rocky”) and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. (“Lifestyle”), Five Star Enterprises Ltd. (“Five Star”), Rocky Canada, Inc. (“Rocky Canada”), EJ Footwear LLC, Georgia Boot LLC, and Lehigh Safety Shoe Co. LLC (“Lehigh”), collectively referred to as the “Company.” All significant intercompany transactions have been eliminated.

Business Activity — We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky Outdoor Gear, Georgia Boot, Durango, Lehigh and Dickies. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around four target markets: outdoor, work, duty and western. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of 78 trucks, supported by 38 small warehouses that include retail stores, which we refer to as mini-stores), our two Rocky outlet stores and our websites. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer in 2005 that accounted for more than 10% of consolidated net sales. In 2004 we had one customer , which represented sales of military footwear under a subcontracting agreement, which accounted for 14% of consolidated net sales. We did not have any single customer account for more than 10% of consolidated net sales in 2003.

Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents are primarily held in four banks.

Trade Receivables — Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $985,000 and $715,000 at December 31, 2005 and 2004, respectively.

Concentration of Credit Risk — We have significant transactions with a large number of customers. No customer represented 10% of total accounts receivable — trade balance as of December 31, 2005. Accounts receivable from one customer, which represented sales of military footwear under a subcontracting agreement, represented 11.5% of the Company’s total accounts receivable — trade balance as of December 31, 2004. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

Supplier and Labor Concentrations — We purchase raw materials from a number of domestic and foreign sources. We currently buy the majority of our waterproof fabric, a component used in a significant portion of our shoes and boots, from one supplier (GORE-TEX®). We have had a relationship with this supplier for over 20 years and have no reason to believe that such relationship will not continue.

We produce a portion of our shoes and boots in our Dominican Republic operation. We are not aware of any governmental or economic restrictions that would alter its current operations.

We source a significant portion of our footwear, apparel and gloves from manufacturers in the Far East, primarily China. We are not aware of any governmental or economic restrictions that would alter its current sourcing operations.

Inventories — Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Reserves are established for inventories when the net realizable value (NRV) is deemed to be less than its cost based on our periodic estimates of NRV.

Fixed Assets — The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

Years
Building and improvements	5-40
Machinery and equipment	3-8
Furniture and fixtures	3-8
Lasts, dies, and patterns	3
For income tax purposes, the Company generally computes depreciation utilizing accelerated methods.

Goodwill and Trademarks — Goodwill and trademarks are considered indefinite lived assets and are not amortized. All goodwill relates to our wholesale segment.

Advertising — We expense advertising costs as incurred. Advertising expense was approximately $7,851,000, $2,265,000, and $1,777,000 for 2005, 2004 and 2003, respectively.

Revenue Recognition — Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends. All sales are final upon shipment.

Shipping and Handling Costs — In accordance with the Emerging Issues Tax Force (“EITF”) No. 00-10 “Accounting For Shipping and Handling Fees And Costs,” all shipping and handling costs billed to customers have been included in net sales. Shipping and handling costs are included in selling, general and administrative costs and totaled approximately $6,433,000, $1,789,000, and $1,470,000 in 2005, 2004 and 2003, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

Per Share Information — Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2005	2004	2003
Basic — weighted average shares outstanding	5,257,530	4,557,283	4,189,794

Dilutive securities — stock options	327,241	396,246	370,969

Diluted — weighted average shares outstanding	5,584,771	4,953,529	4,560,763

Anti-Diluted securities — stock options	125,000	84,000	—

Asset Impairments — Annually, or more frequently if events or circumstances change, a determination is made by management, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” to ascertain whether property and equipment and certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we test intangible assets with indefinite lives and goodwill for impairment annually or when conditions indicate an impairment may have occurred.

Recently Issued Financial Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123(R) applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission’s delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, we will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our consolidated statement of income rather than as pro forma disclosure in the notes to the consolidated financial statements. Based on stock options outstanding at December 31, 2005, we expect to record compensation expense resulting from the adoption of SFAS 123(R) of approximately $400,000 during 2006 related to options issued prior to December 31, 2005. Any options issued subsequent to December 31, 2005 would result in an additional expense.

In November 2005, the FASB issued FASB Staff Position FAS 123( R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123 (R )-3”). FSP 123 (R )-3 provides an elective alternative method that establishes a computation component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No 123 (R ). The Company is currently evaluating this transition method.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) as a interpretation of FASB Statement No. 143, “ Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. There is no material effect to the consolidated financial statements from adoption of FIN 47.

Stock-Based Compensation — We apply APB Opinion No. 25 and related Interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price under the plan is equal to the market value of this underlying common stock on the date of grant. Had compensation costs for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net income and net income per share would have resulted in the amounts as shown below.

	Years Ended December 31,
	2005	2004	2003
Net income as reported	$13,013,839	$8,594,392	$6,039,243

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of tax	1,488,928	1,003,446	454,299

Pro forma net income	$11,524,911	$7,590,946	$5,584,944

Earnings per share:

Basic — as reported	$2.48	$1.89	$1.44
Basic — pro forma	$2.19	$1.67	$1.33

Diluted — as reported	$2.33	$1.74	$1.32
Diluted — pro forma	$2.06	$1.53	$1.24
The pro forma amounts are not representative of the effects on reported net income for future years.

Comprehensive Income — Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) is a minimum pension liability adjustment, which is recorded net of a related tax effect. This adjustment is accumulated within the Consolidated Statements of Shareholders’ Equity under the caption Accumulated Other Comprehensive Loss.

2.	ACQUISITIONS

EJ Footwear Group

On January 6, 2005, we completed the purchase of 100% of the issued and outstanding voting limited interests of the EJ Footwear Group from SILLC Holdings LLC.

The EJ Footwear Group was acquired to expand the Company’s branded product lines, principally occupational products, and provide new channels for our existing product lines. The aggregate purchase price for the interests of EJ Footwear Group, including closing date working capital adjustments, was $93.1 million in cash plus 484,261 shares of our common stock valued at $11,573,838. Common stock value was based on the average closing share price during the three days preceding and three days subsequent to the date of the acquisition agreement.

We have allocated the purchase price to the tangible and intangible assets and liabilities acquired based upon the fair values and income tax basis determined with the assistance of independent appraisals. Goodwill resulting from the transaction is not tax deductible. The purchase price has been allocated as follows:

Purchase price allocation:

Cash	$91,298,435
Common shares - 484,261 shares	11,573,838
Transaction costs	1,799,488

$104,671,761

Allocated to:
Current assets	$64,727,065
Fixed assets and other assets	2,781,379
Identified intangibles	36,000,000
Goodwill	22,405,776
Liabilities	(11,307,184)
Deferred taxes	(9,935,275)

$104,671,761

The following unaudited pro-forma information for the year ended December 31, 2004 presents results as if the acquisition occurred on January 1, 2004:

Net sales	$279,051,000
Net income	12,782,000
Earning per share:
Basic	$2.54
Diluted	$2.35

Gates-Mills, Inc.

On April 15, 2003, we completed the purchase of certain assets from Gates-Mills, Inc. (“Gates”). Under the terms of the purchase agreement, Rocky acquired all of the intellectual property of Gates, including ownership of the Gates® trademark, selected raw material and finished goods inventory, and certain records in connection with the Gates business in exchange for $3,510,070 plus a deferred purchase price if sales by the Company related to the Gates product line from the date of purchase through December 31, 2003 reach certain performance targets. The Company recorded an additional purchase price of $1,324,400 because net sales of the product line have exceeded the performance targets established for 2003. No additional payments are required. The acquisition was accounted for under the purchase method and results of operations of the Gates business have been included in the Company’s results of operations since the date of acquisition. Unaudited pro-forma results of operations for the year ended December 31, 2003 are not presented due to the unavailability of information from Gates-Mills, Inc. Goodwill resulting from the transaction is deductible for tax purposes. Final allocation of the purchase price is follows:

Inventory	$2,040,070
Goodwill	1,032,400
Trademarks	1,762,000
Total acquisition cost	$4,834,470
Transaction costs	91,580
Total	$4,926,050
3.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2005	2004
Raw materials	$7,833,780	$4,711,014
Work-in-process	583,963	564,717
Finished goods	67,453,668	27,833,393
Reserve for obsolescence or lower of cost or market	(484,679)	(150,000)

Total	$75,386,732	$32,959,124

4.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2005	Amount	Amortization	Amount
Trademarks (not subject to amortization):
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,188,736	$500,917	1,687,819
Customer Relationships	1,000,000	200,000	800,000

Total Intangibles	$39,021,745	$700,917	$38,320,828

	Gross	Accumulated	Carrying
December 31, 2004	Amount	Amortization	Amount
Trademarks (Wholesale)	$2,225,887		$2,225,887
Patents	467,336	$131,796	335,540

Total Intangibles	$2,693,223	$131,796	$2,561,427

Amortization expense related to fixed-lived intangible assets was approximately $569,000, $26,200, and $25,100 in 2005, 2004 and 2003, respectively. Such amortization expense will be approximately $570,000 per year from 2006 to 2009, and $30,000 per year thereafter.

The weighted average lives of patents and customer relationships acquired in the EJ Footwear Group acquisition is 5 years.

In the fourth quarter of 2005, we adjusted Trademarks by $8,800,000 and goodwill by $3,343,094 to record the final valuation of intangible assets, based on information obtained from independent third party appraisals.

5.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2005	2004
Deferred financing costs	$2,417,342	$933,502
Other	796,789	725,114

Total	$3,214,131	$1,658,616

6.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2005	2004
Land	$871,839	$572,838
Building and improvements	16,545,606	15,484,035
Machinery and equipment	26,596,383	22,730,530
Furniture and fixtures	4,051,134	3,472,210
Lasts, dies and patterns	11,955,304	9,911,316
Construction work-in-progress	943,445	561,967

Total	60,963,711	52,732,896
Less — accumulated depreciation	(36,621,461)	(32,553,410)

Net fixed assets	$24,342,250	$20,179,486

7.	LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31,
	2005	2004
Bank — revolving credit facility	$59,580,171	$11,552,109
Term loans	41,300,000
Equipment and other obligations		123,300
Real estate obligations	4,492,435	4,861,155

Total	105,372,606	16,536,564
Less — current maturities	6,400,416	6,492,020

Net long-term debt	$98,972,190	$10,044,544

On January 6, 2005, to fund the acquisition of EJ Footwear Group, the Company entered into a loan and security agreement with GMAC Commercial Finance LLC, refinancing its former $45,000,000 revolving line of credit, for certain extensions of credit (the “Credit Facility”). The Credit Facility is comprised of (i) a five-year revolving credit facility up to a principal amount of $100,000,000 with an interest rate of LIBOR plus two and a half percent (2.5%) or prime plus one percent (1.0%) and (ii) a three-year term loan in the principal amount of $18,000,000 with an interest rate of LIBOR plus three and a quarter percent (3.25%) or prime plus one and three quarters percent (1.75%). The Credit Facility is secured by a first priority perfected security interest in all presently owned and hereafter acquired domestic personal property of the Company, subject to specified exceptions. The credit facility restricts the payment of dividends. At December 31, 2005, the Company has no retained earnings available for distribution.

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

Our debt is subject to various covenants, including a minimum fixed charge coveragae, a minimum total leverage ratio, minimum EBITDA, maximum senior leverage ratio, and maximum capital expenditures. At December 31, 2005 we were not in compliance with the senior leverage ratio and the total capital expenditures covenants for which we have obtained waivers.

Long-term debt maturities are as follows for the years ended December 31:

2006	$6,400,416
2007	5,734,837
2008	10,472,216
2009	10,512,809
2010	10,556,890
Thereafter	61,695,438

Total	$105,372,606

8.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $3,349,000, $918,000, and $793,000 in rent expense under operating lease arrangements for 2005, 2004 and 2003, respectively.

Included in total rent expense above are payments of $60,000 for 2004, and 2003 for our former Ohio manufacturing and clearance center facility leased from an entity in which the owners are also shareholders of the Company. We purchased the facility in January 2005 and relocated our factory outlet store in Nelsonville, Ohio to this location.

Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

2006	$2,496,000
2007	1,523,000
2008	1,078,000
2009	819,000
2010	290,000

Total	$6,206,000

9.	INCOME TAXES

We, our domestic subsidiaries, and our wholly-owned subsidiary doing business in Puerto Rico, Lifestyle, are subject to U.S. Federal income taxes; however, our income earned in Puerto Rico is allowed favorable tax treatment under Section 936 of the Internal Revenue Code if conditions as defined therein are met. Five Star is incorporated in the Cayman Islands and conducts its operations in a “free trade zone” in the Dominican Republic and, accordingly, is currently not subject to Cayman Islands or Dominican Republic income taxes. Rocky Canada began operations in July 2003 and is subject to Canadian income taxes.

At December 31, 2004, a provision of $157,000 was made for U.S. taxes on the repatriation of $3,000,000 of accumulated undistributed earnings of Five Star through December 31, 2004. At December 31, 2005, after the repatriation above, approximately $8,584,000 remained that would become taxable upon repatriation to the United States. During 2005, the Company repatriated $3,000,000 of accumulated undistributed earnings, such tax was recorded in 2004. In addition we have provided Puerto Rico tollgate taxes on approximately $3,684,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. If the Five Star and Lifestyle undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $2,394,000 and $379,000, respectively. In 2001, the Company received abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994. This resulted in the Company reducing its deferred tax liability by $408,000.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences.

	Years Ended December 31,
	2005	2004	2003
Federal:
Current	$3,994,381	$1,836,232	$2,308,011
Deferred	1,087,396	1,173,870	(93,011)

Total Federal	5,081,777	3,010,102	2,215,000

State & local:
Current	844,857	146,858	229,000
Deferred	47,444	142,195	(20,750)

Total Federal	892,301	289,053	208,250

Foreign (current)	283,969	176,845	11,000

Total	$6,258,047	$3,476,000	$2,434,250

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2005	2004	2003
Expected expense at statutory rate	$6,745,160	$4,224,637	$2,880,988
Increase (decrease) in income taxes resulting from:
Exempt income from operartions in Puerto Rico, net of toolgate taxes	(560,000)	(560,000)
Exempt income from Dominican Republic operations	(610,771)	(580,009)	(545,792)
Tax on repatriated earnings from Dominican Republic operations		157,000
State and local income taxes	579,993	187,884	132,796
Other — net	103,665	46,488	(33,742)

Total	$6,258,047	$3,476,000	$2,434,250

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2005 and 2004 consist of the following:

	December 31,
	2005	2004
Deferred tax assets:
Asset valuation allowances and accrued expenses	$2,165,517	$580,503
Inventories	965,006	275,397
State and local income taxes	956,779	50,256
Net operating losses	1,810,740

Total deferred tax assets	5,898,042	906,156
Valuation Allowances	(314,332)

Total deferred tax assets	5,583,710	906,156

Deferred tax liabilities:
Fixed assets	(1,295,038)	(806,642)
Intangible assets	(15,377,356)
Prepaid assets	(189,333)	(210,525)
Pension and deferred compensation	(776,137)	(485,381)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)

Total deferred tax liabilities	(18,017,135)	(1,881,819)

Net deferred tax liability	$(12,433,425)	$(975,663)

A valuation allowance related to certain state and local income taxes was established in the acquisition of the EJ Footwear Group.

10.	RETIREMENT PLANS

We sponsor a noncontributory defined benefit pension plan covering our non-union workers in our Ohio and Puerto Rico operations. Benefits under the non-union plan are based upon years of service and highest compensation levels as defined. Annually, the Company contributes to the plans at least the minimum amount required by regulation. On December 31, 2005 we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we will recognize a charge for previously unrecognized service costs of approximately $0.4 million in the first quarter of 2006.

We sponsored a non-contributory defined benefit plan for certain union employees. The plan was frozen in September 2001 and terminated March 2004. The settlement of the plan resulted in a gain of $63,228 in 2004.

The funded status of the Company’s plans and reconciliation of accrued pension cost at December 31, 2005 and 2004 is presented below (information with respect to benefit obligations and plan assets is as of September 30):

	December 31,
	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$9,629,031	$11,121,263
Service cost	523,863	512,317
Interest cost	529,059	646,052
Actuarial loss	183,868	152,722
Exchange (gain)/loss	(449,366)	352,612
Benefits paid	(378,977)	(403,330)
Settlement		(2,752,605)

Projected benefit obligation at end of year	$10,037,478	$9,629,031

Change in plan assets:
Fair value of plan assets at beginning of year	$8,709,031	$8,791,904
Actual return on plan assets	1,827,475	1,953,062
Employer contribution		1,120,000
Benefits paid	(378,977)	(403,330)
Settlement		(2,752,605)

Fair value of plan assets at end of year	$10,157,529	$8,709,031

Funded status:
Over/(unfunded)	$120,051	$(920,000)
Remaining unrecognized benefit obligation existing at transition	801,176	57,073
Unrecognized prior service costs due to plan amendments	1,155,358	1,290,751
Unrecognized net loss	40,767	2,296,041
Adjustment required to recognize minimum liability		(2,813,060)

Accrued pension cost	$2,117,352	$(89,195)

Amounts recognized in the consolidated financial statements:
Deferred pension asset	$(2,117,352)	$(1,347,824)
Deferred pension liability and curtailment liability		2,723,865
Accumulated other comprehensive loss		(1,465,236)

Net amount recognized	$(2,117,352)	$(89,195)

Accumulated benefit obligation	$9,141,359	$8,798,226

SFAS No. 87, “Employers’ Accounting for Pensions,” generally requires the Company to recognize a minimum liability in instances in which a plan’s accumulated benefit obligation exceeds the fair value of plan assets. In accordance with the statement, we have recorded in the accompanying consolidated financial statements a non-current deferred pension asset of $2,117,352 and $1,347,824 as of December 31, 2005 and 2004, respectively. In addition, under SFAS No. 87, if the minimum liability exceeds the unrecognized prior service cost and the remaining unrecognized benefit obligation at transition, the excess is reported in other comprehensive income, which is $0 for 2005 and $872,814 net of a deferred tax of $356,501 for 2004.

Net pension cost of the Company’s plans is as follows:

	Years Ended December 31,
	2005	2004	2003
Service cost	$523,863	$512,317	$387,692
Interest cost	529,059	646,052	603,481
Expected return on assets	(683,722)	(684,297)	(552,988)
Amortization of unrecognized net loss	85,614	141,642	178,641
Amortization of unrecognized transition obligation	16,306	16,306	16,306
Amortization of unrecognized prior service cost	135,393	135,393	135,393

Net periodic pension cost	$606,513	$767,413	$768,525

Our unrecognized benefit obligation existing at the date of transition for the non-union plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

	December 31,
	2005	2004
Discount rate	5.75%	5.75%

Average rate increase in compensation levels	3.00%	3.00%

Expected long-term rate of return on plan assets	8.00%	8.00%
Our pension plan’s weighted-average asset allocations at December 31, 2005 and 2004 by asset category are:

	December 31,
	2005	2004
Rocky common stock	20.1%	19.3%
Other equity securities	63.9%	61.2%
Debt securities		6.2%
Mutual funds — bonds	12.6%	13.3%
Cash and cash equivalents	3.4%

Total	100.0%	100.0%

Our investment objectives are (1) to maintain the purchasing power of the current assets and all future contributions; (2) to maximize return within reasonable and prudent levels of risk; (3) to maintain an appropriate asset allocation policy (approximately 80% equity securities and 20% debt securities) that is compatible with the actuarial assumptions, while still having the potential to produce positive returns; and (4) to control costs of administering the plan and managing the investments.

The expected benefit payments for pensions are as follows for the years ended December 31:

2006	$300,000
2007	345,000
2008	356,000
2009	357,000
2010	367,000
Thereafter	2,737,000

Total	$4,462,000

We do not anticipate making any contributions to the pension plan in 2006.

Our desired investment result is a long-term rate of return on assets that is at least 8%. The target rate of return for the plans have been based upon the assumption that returns will approximate the long-term rates of return experienced for each asset class in our investment policy. Our investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the Plans’ strategic asset allocation is based on this long-term perspective.

The Company also sponsors 401(k) savings plans for substantially all of its employees. The Company provides contributions to the plans on a discretionary basis for workers covered under the defined benefits pension plan, and matches eligible employee contributions up to 4% of applicable salary for qualified employees not covered by the defined benefits pension plan. Total Company contributions to 401(k) plans were $0.5 million in 2005 and none in 2004 or 2003.

11.	COMMITMENTS AND CONTINGENCIES

We are, from time to time, a party to litigation which arises in the normal course of its business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of such proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.

12.	CAPITAL STOCK

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued and none are outstanding at December 31, 2005 and 2004, respectively.

In November 1997, our Board of Directors adopted a Rights Agreement, which provides for one preferred share purchase right to be associated with each share of our outstanding common stock. Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock. The rights may be exercised after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of our common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of the common stock. Such exercise may ultimately entitle the holders of the rights to purchase for $80 per right, our common stock having a market value of $160. The person or groups effecting such 20 percent acquisition or undertaking such tender offer will not be entitled to exercise any rights. These rights expire November 2007 unless earlier redeemed by us under circumstances permitted by the Rights Agreement.

In September 2002, our Board of Directors authorized the repurchase of up to 500,000 common shares outstanding in open market or privately negotiated transactions through December 31, 2004. Purchases of stock under this program were funded with borrowings from our credit facility. There were 16,400 shares repurchased and retired in 2002 for $84,540. The Company completed the repurchase program during the first quarter 2003 and retired the remaining shares. There were 483,533 shares repurchased and retired in 2003 for $3,106,156.

On October 11, 1995, we adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to 400,000 common shares. In May 1998, we adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares. In addition in May 2002, our shareholders approved the issuance of a total of 400,000 additional common shares of our stock under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to us are eligible to receive options under the Plans. On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of December 31, 2005, the Company is authorized to issue 467,500 options under the 2004 Stock Incentive Plan; no options can be granted under the amended and restated 1995 Stock Option Plan.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes stock option transactions from January 1, 2003 through December 31, 2005:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2003	1,023,000	$6.92
Issued	224,000	6.59
Exercised	(334,500)	7.46
Forfeited	(61,000)	6.80

Outstanding at December 31, 2003	851,500	6.63
Issued	175,000	20.78
Exercised	(330,700)	6.79
Forfeited	(16,250)	7.57

Outstanding at December 31, 2004	679,550	10.03
Issued	202,000	27.37
Exercised	(182,699)	8.60
Forfeited	(40,000)	28.84

Outstanding at December 31, 2005	658,851	$14.49

Options exercisable at December 31:
2003	515,250	$6.97
2004	402,926	$7.07
2005	373,789	$8.73

Fair value of options granted during the year:
2003		$2.79
2004		$8.97
2005		$11.99

The following table summarizes information about options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Number	Life	Price	Number	Price
$3.875 — $5.25	149,700	4.2	$4.85	129,200	$4.79
$5.26 — $6.00	122,151	2.9	5.80	120,901	5.80
$6.01 — $7.00	25,750	3.7	6.49	15,875	6.52
$7.01 — $9.00	24,500	2.2	7.82	23,250	7.75
$9.01 — $16.00	26,250	5.7	11.68	13,125	11.68
$16.01 — $30.00	310,500	6.2	23.98	71,438	21.08

	658,851		$14.49	373,789	$8.73

In determining the estimated fair value of each option granted on the date of grant we use the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yields of 0%, 0% and 0%; expected volatility of 51%, 51% and 44%; risk-free interest rates of 4.13%, 3.28% and 2.80% and expected life of 4 years, 4 years, and 6 years.

Our option plans permit an optionee to tender shares of Company stock in lieu of cash for exercise of stock options with the prior consent the Board of Directors or the Compensation Committee. In 2005, 15,952 shares of our common stock were tendered for exercise of 25,000 options.

13.	CLOSURE OF MANUFACTURING OPERATIONS

In September 2001, the Board of Directors approved a restructuring plan to consolidate and realign the Company’s footwear manufacturing operations. Under this plan, the Company moved the footwear manufacturing operations at its Nelsonville, Ohio factory to the Company’s factory in Puerto Rico. The restructuring plan was completed in the fourth quarter of 2001.

A reconciliation of the plant closing costs and accrual is as follows:

	Accrued		Accrued		2004 Expense
	Balance		Balance		Adjustments
	December 31,	2003	December 31,	2004	To Original
	2002	Payments	2003	Payments	Estimate
Severance	$20,000	$14,500	$5,500	$—	$5,500

Curtailment of pension plan benefits	190,000		190,000	132,272	57,728

Total	$210,000	$14,500	$195,500	$132,272	$63,228

The Company expects no additional restructuring and realignment costs associated with this plan and therefore recognized $63,228 of income in 2004.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2005	2004	2003
Interest paid	$8,312,707	$1,317,991	$1,402,743

Federal, state and local income taxes — net of refunds	$3,138,517	$5,126,694	$206,232

Stock issued for EJ Footwear Group acquisition	$11,573,838

Capitalized interest	$19,625

Accounts payable at December 31, 2004 and 2003 include approximately $523,000 and $46,000, respectively, relating to the additional goodwill accrued in the acquisition of certain assets of Gates-Mills, Inc. in 2003 and the purchase of fixed assets. There was no such accounts payable at December 31, 2005. In 2004, the Company agreed to purchase a building for $505,000 from a partnership 25% owned by the Company’s Chairman and CEO.

15.	SEGMENT INFORMATION

Operating Segments — We operate our business through three business segments: wholesale, retail and military.

Wholesale. In our wholesale segment, our products are offered in over 10,000 retail locations representing a wide range of distribution channels in the U.S. and Canada. These distribution channels vary by product line and target market and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers.

Retail. In our retail segment, we sell our products directly to consumers through our Lehigh mobile and retail stores, our two Rocky outlet stores and our websites. Our Lehigh operations include a fleet of 78 trucks, supported by 38 small warehouses that include retail stores, which we refer to as mini-stores. Through our outlet stores, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins. Prior to our acquisition of the EJ Footwear Group and its Lehigh division, our retail segment represented only a small portion of our business.

Military. While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. As a result, our military sales fluctuate from year to year. At January 1, 2006 we do not have any contracts to produce goods for the U.S. military.

The following is a summary of segment results for the Wholesale, Retail, and Military segments:

	Years Ended December 31,
	2005	2004	2003
NET SALES:
Wholesale	$209,947,672	$109,689,040	$101,173,862
Retail	58,423,840	4,017,359	4,582,687
Military	27,651,102	18,542,564	408,204

Total Net Sales	$296,022,614	$132,248,963	$106,164,753

GROSS MARGIN:
Wholesale	$76,374,412	$34,738,851	$31,104,319
Retail	30,323,950	1,114,364	1,614,454
Military	4,530,764	2,789,148	62,852

Total Gross Margin	$111,229,126	$38,642,363	$32,781,625

Segment asset information is not prepared or used to assess segment performance.
Product Group Information - The following is supplemental information on net sales by product group:

		% of		% of		% of
	2005	Sales	2004	Sales	2003	Sales
Work footwear	$143,810,838	48.6%	$13,438,818	10.2%	$10,582,579	10.0%
Outdoor footwear	38,655,527	13.1%	49,020,109	37.1%	50,598,186	47.7%
Western footwear	40,433,142	13.7%	8,897,666	6.7%	5,366,990	5.1%
Duty footwear	16,803,095	5.7%	18,501,811	14.0%	18,610,584	17.5%
Military footwear	27,651,102	9.3%	18,542,564	14.0%	408,204	0.4%
Apparel	18,446,792	6.2%	18,477,727	14.0%	14,743,413	13.9%
Other	10,222,118	3.5%	5,370,268	4.1%	5,854,797	5.5%

	$296,022,614	100%	$132,248,963	100%	$106,164,753	100%

Net sales to foreign countries, primarily Canada, represented approximately 2.7% in 2005, 2.1% in 2004, and 1.4% in 2003.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2005
Net sales	$61,498,084	$65,519,637	$94,087,786	$74,917,107	$296,022,614
Gross margin	24,207,872	25,723,239	34,073,477	27,224,538	111,229,126
Net income	1,094,454	2,804,895	6,508,436	2,606,054	13,013,839
Net income per common share:
Basic	$0.21	$0.53	$1.23	$0.49	$2.48
Diluted	$0.20	$0.50	$1.15	$0.46	$2.33

2004
Net sales	$21,882,089	$27,433,987	$50,052,894	$32,879,993	$132,248,963
Gross margin	5,618,604	7,776,209	15,996,490	9,251,060	38,642,363
Net income	72,451	1,447,822	4,887,359	2,186,760	8,594,392
Net income per common share:
Basic	$0.02	$0.32	$1.06	$0.50	$1.89
Diluted	$0.01	$0.29	$0.98	$0.44	$1.74

No cash dividends were paid during 2005 or 2004.