Form 10-Q
period 2006-03-31
ROCKY SHOES & BOOTS INC
filed 2006-05-10
CIK 895456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 1, 2006, 5,390,473 shares of Rocky Shoes & Boots, Inc. common stock, no par value, were outstanding.

FORM 10-Q
ROCKY SHOES & BOOTS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005	March 31, 2005
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,082,547	$1,608,680	$1,844,354
Trade receivables – net	53,556,447	61,746,865	50,121,610
Other receivables	2,236,354	2,455,885	1,164,271
Inventories	82,996,488	75,386,732	69,334,020
Deferred income taxes	133,783	133,783	1,297,850
Income tax receivable	1,160,148	1,346,820	2,134,642
Prepaid expenses	2,369,364	1,497,411	1,053,732

Total current assets	144,535,131	144,176,176	126,950,479
FIXED ASSETS – net	23,286,912	24,342,250	22,563,726
DEFERRED PENSION ASSET	1,537,639	2,117,352	1,347,825
IDENTIFIED INTANGIBLES	38,212,701	38,320,828	47,190,117
GOODWILL	23,963,637	23,963,637	18,637,115
OTHER ASSETS	3,257,543	3,214,131	4,347,912

TOTAL ASSETS	$234,793,563	$236,134,374	$221,037,174

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$22,756,879	$12,721,214	$11,879,873
Current maturities – long term debt	6,281,020	6,400,416	6,376,401
Accrued expenses:
Taxes — other	489,589	603,435	438,624
Salaries and wages	826,949	1,531,336	2,310,280
Other	3,125,459	3,642,106	4,285,853
Total current liabilities	33,479,896	24,898,507	25,291,031
LONG TERM DEBT – less current maturities	87,828,446	98,972,190	91,746,122
DEFERRED INCOME TAXES	12,567,208	12,567,208	18,527,196
DEFERRED LIABILITIES	536,600	603,347	1,182,172

TOTAL LIABILITIES	134,412,150	137,041,252	136,746,521
SHAREHOLDERS’ EQUITY:
Common stock, no par value;
10,000,000 shares authorized; issued and outstanding March 31, 2006 - 5,390,473; December 31, 2005 - 5,351,023; March 31, 2005 - 5,226,850	52,425,074	52,030,013	50,224,513
Accumulated other comprehensive loss			(1,077,586)
Retained earnings	47,956,339	47,063,109	35,143,726

Total shareholders’ equity	100,381,413	99,093,122	84,290,653

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$234,793,563	$236,134,374	$221,037,174

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
NET SALES	$57,525,164	$61,498,084

COST OF GOODS SOLD	32,609,207	37,290,212

GROSS MARGIN	24,915,957	24,207,872

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,109,397	20,661,683

INCOME FROM OPERATIONS	3,806,560	3,546,189

OTHER INCOME AND (EXPENSES):
Interest expense	(2,369,033)	(1,878,592)
Other — net	(18,297)	(9,248)

Total other — net	(2,387,330)	(1,887,840)

INCOME BEFORE INCOME TAXES	1,419,230	1,658,349

INCOME TAX EXPENSE	526,000	563,895

NET INCOME	$893,230	$1,094,454

NET INCOME PER SHARE
Basic	$0.17	$0.21
Diluted	$0.16	$0.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,362,953	5,163,371

Diluted	5,615,942	5,588,753

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY SHOES & BOOTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$893,230	$1,094,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,294,075	1,251,883
Deferred compensation and pension	579,713	205,068
(Gain) loss on disposal of fixed assets	(571,159)	20,266
Stock compensation expense	164,020	60,000
Change in assets and liabilities, (net of effect of acquisition for 2005):
Receivables	8,409,949	6,443,496
Inventories	(7,609,756)	(1,701,352)
Other current assets	(685,281)	(19,652)
Other assets	(43,412)	386,199
Accounts payable	10,035,665	1,974,913
Accrued and other liabilities	(1,401,627)	(366,181)

Net cash provided by operating activities	11,065,417	9,349,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,375,830)	(969,660)
Investment in trademarks and patents	(35,205)
Proceeds from sale of fixed assets	1,851,584
Acquisition of business		(91,120,802)

Net cash provided by (used in) investing activities	440,549	(92,090,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	59,587,351	101,666,062
Repayment of revolving credit facility	(68,351,929)	(68,165,268)
Proceeds from long-term debt		48,000,000
Repayments of long-term debt	(2,498,562)	(212,649)
Debt financing costs		(2,114,843)
Proceeds from exercise of stock options	231,041	351,561

Net cash provided by (used in) financing activities	(11,032,099)	79,524,863

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	473,867	(3,216,505)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,608,680	5,060,859

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,082,547	$1,844,354

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY SHOES & BOOTS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 AND 2005
1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

For the three months ended March 31, 2006 and 2005, there were no changes to other comprehensive income; therefore net income was equal to comprehensive income.

On January 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (“SFAS 123(R)”) which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2006, our compensation expense related to stock option grants was approximately $94,000 ($58,000 after tax and $0.01 per share) and as of March 31, 2006, there was a total of $0.5 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over the next 4 years. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than as operating cash inflow. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made. The following table sets forth the effect on net income and earnings per share as if SFAS 123 “Accounting for Stock-Based Compensation” had been applied to the three month period ended March 31, 2005.

Three Months Ended
March 31, 2005
(Unaudited)
Net income as reported	$1,094,454

Deduct: Stock based employee compensation Determined under a fair value based method for all awards, net of related income tax effect.	231,708

Pro forma net income	$862,746

Earnings per share:
Basic — as reported	$0.21
Basic — pro forma	$0.17

Diluted — as reported	$0.20
Diluted — pro forma	$0.15
The fair value of options granted during the three months ended March 31, 2005 was established at the date of grant using a Black-Scholes pricing model with the weighted average assumptions as follows:

Three Months Ended
March 31, 2005
Expected dividend yield	—
Risk free interest rate	3.96%
Expected volatility	50.6%
Expected term (in years)	4
Weighted average fair value of options	$1,587,200
The pro forma amounts may not be representative of the effects on reported net income for future years.

2.	INVENTORIES

Inventories are comprised of the following:

	March 31, 2006	December 31, 2005	March 31, 2005
Raw materials	$9,319,830	$7,833,780	$6,333,803
Work-in-process	704,551	583,963	955,380
Finished goods	73,466,076	67,453,668	62,951,916
Reserve for obsolescence or lower of cost or market	(493,969)	(484,679)	(907,079)

Total	$82,996,488	$75,386,732	$69,334,020

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and federal, state and local income taxes was as follows:

	Three Months Ended
	March 31,
	2006	2005
Interest	$2,092,000	$1,950,0000

Federal, state and local income taxes	$317,000	$450,000

In January 2005 we issued 484,261 common shares valued at $11,573,838, as part of the purchase of the EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC (the “EJ Footwear Group”) from SILLC Holdings LLC.
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

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,
	2006	2005
Basic weighted average shares outstanding	5,362,953	5,163,371

Diluted stock options	252,989	425,382

Diluted weighted average shares outstanding	5,615,942	5,588,753

Anti-diluted weighted average shares outstanding	223,171	35,000

5.	RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

In February 2006, the FASB issued a FASB Staff Position (FSP), Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (FSP FAS 123(R)-4). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation. Instruments having contingent cash settlement features are properly classified as equity if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control, and it is not probable that the event will occur. If the contingent event becomes probable, the instrument shall be accounted for as a liability. The FSP was adopted by the Company in the first quarter, 2006. The adoption of FSP FAS 123(R)-4 did not have a material impact on the Company’s condensed consolidated financial statements.

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

We have allocated the purchase price to the tangible and intangible assets and liabilities acquired based upon the fair values and income tax basis determined with the assistance of independent appraisals. Goodwill resulting from the transaction has been allocated entirely to the wholesale reportable segment and is not tax deductible. The purchase price has been allocated as follows:

Purchase price allocation:

Cash	$91,298,435
Common shares – 484,261 shares	11,573,838
Transaction costs	1,799,488

$104,671,761

Allocated to:
Current assets	$64,727,065
Fixed assets and other assets	2,781,379
Identified intangibles	36,000,000
Goodwill	22,405,776
Liabilities	(11,307,184)
Deferred taxes – long term	(9,935,275)

$104,671,761

Identified intangibles have been allocated as follows:

		Average
		Remaining
	Estimated Fair Value	Useful Life
Trademarks:
Wholesale	$26,400,000	Indefinite
Retail	6,900,000	Indefinite
Patents (wholesale)	1,700,000	5 years
Customer relationships (wholesale)	1,000,000	5 years

Total identified intangibles	$36,000,000

The results of operations of EJ Footwear Group are included in the results of operations of the Company effective January 1, 2005, as management determined that results of operations were not significant and no material transactions occurred during the period from January 1, 2005 to January 6, 2005.
7.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2006 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,223,941	$594,249	1,629,692
Customer relationships	1,000,000	250,000	750,000

Total Intangibles	$39,056,950	$844,249	$38,212,701

	Gross	Accumulated	Carrying
December 31, 2005	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,188,736	$500,917	1,687,819
Customer relationships	1,000,000	200,000	800,000

Total Intangibles	$39,021,745	$700,917	$38,320,828

	Gross	Accumulated	Carrying
March 31, 2005 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,025,887		$28,025,887
Retail	15,700,000		15,700,000
Patents	2,767,336	$253,106	2,514,230
Customer relationships	1,000,000	50,000	950,000

Total Intangibles	$47,493,223	$303,106	$47,190,117

Amortization expense for intangible assets was $143,332 and $171,310 for the three months ended March 31, 2006 and 2005, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.

Estimate of Aggregate Amortization Expense:
Year ending December 31, 2006	$570,000
Year ending December 31, 2007	570,000
Year ending December 31, 2008	570,000
Year ending December 31, 2009	30,000
Year ending December 31, 2010	30,000

8.	CAPITAL STOCK

On May 11, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of the Company’s common shares that may be granted for stock options and restricted stock awards. As of March 31, 2006, the Company was authorized to issue approximately 491,500 shares under its existing plans.

For the three months ended March 31, 2006, options for 35,950 shares of the Company’s common stock were exercised at an average price of $6.43. For the three months ended March 31, 2005, options for 45,574 shares of the Company’s common stock were exercised at an average price of $7.71.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes stock option transactions from January 1, 2006 through March 31, 2006:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2006	658,851	$14.49
Issued	—	—
Exercised	(35,950)	6.43
Forfeited	(35,750)	22.79

Options outstanding at March 31, 2006	587,151	$14.50

Options exercisable at:
January 1, 2006	353,812	$13.30
March 31, 2006	411,487	$13.15

Unvested options at January 1, 2006	305,039	$15.87
Granted	—	—
Vested	(99,375)	10.34
Forfeited	(30,000)	23.72

Unvested options at March 31, 2006	175,664	$17.65

	.
During the three month period ending March 31, 2006, a total of 35,950 options were exercised with an intrinsic value of approximately $0.7 million. During the three month period ending March 31, 2005, a total of 45,574 options were exercised with an intrinsic value of approximately $1.0 million. A total of 99,375 options vested during the quarter ending March 31, 2006 with a fair value of $0.4 million. A total of 169,423 options vested during the quarter ended March 31, 2005 with a fair value of $0.9 million.
9.	RETIREMENT PLANS

We sponsor a noncontributory defined benefit pension plan covering non-union workers in our Ohio and Puerto Rico operations. Benefits under the non-union plan are based upon years of service and highest compensation levels as defined. On December 31, 2005, we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we recognized a $393,787 charge in the first quarter of 2006 for previously unrecognized service costs. Net pension cost of the Company’s plan is as follows:

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Service cost	$216,395	$130,966
Interest	128,932	132,265
Expected return on assets	(197,326)	(170,931)
Amortization of unrecognized net loss		21,404
Amortization of unrecognized transition obligation	4,077	4,077
Amortization of unrecognized prior service cost	33,848	33,848
Curtailment Charge	393,787

Net pension cost	$579,713	$151,629

Our unrecognized benefit obligations existing at the date of transition for the non-union plan are being amortized over 21 years. Actuarial assumptions used in the accounting for the plans were as follows:

	March 31,
	2006	2005
Discount rate	5.75%	5.75%

Average rate of increase in compensation levels	3.0%	3.0%

Expected long-term rate of return on plan assets	8.0%	8.0%
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
10. SEGMENT INFORMATION
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

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
NET SALES:
Wholesale	$40,628,779	$41,862,928
Retail	15,995,420	15,894,677
Military	900,965	3,740,479

Total Net Sales	$57,525,164	$61,498,084

GROSS MARGIN:
Wholesale	$16,098,302	$15,357,284
Retail	8,685,666	8,358,133
Military	131,989	492,455

Total Gross Margin	$24,915,957	$24,207,872

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

	Three Months Ended
	September 30,
	2006	2005
Net Sales	100.0%	100.0%
Cost Of Goods Sold	56.7%	60.6%

Gross Margin	43.3%	39.4%

Selling, General and Administrative Expenses	36.7%	33.6%

Income From Operations	6.6%	5.8%

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005
Net sales. Net sales for the three months ended March 31, 2006 were $57.5 million compared to $61.5 million for the same period in 2005. Wholesale sales for the three months ended March 31, 2006 were $40.6 million compared to $41.9 million for the same period in 2005. Gains in our work and western footwear categories were offset by decreases in our outdoor categories due to the relatively mild and dry fall and winter season that resulted in a continued softness in the outdoor market. Retail sales for the three months ended March 31, 2006 were $16.0 million compared to $15.9 million for the same period in 2005. Military segment sales, which occur from time to time, for the three months ended March 31, 2006, were $0.9 million, compared to $3.7 million in the same period in 2005. The 2006 sales reflect shipments under a subcontract of product completed prior to the cancellation for convenience by the U.S. Military. Fiscal year 2005 sales reflect shipments under US Military contracts that we held directly. Average list prices for our footwear, apparel and accessories were slightly higher in the 2006 period, compared to the 2005 period due to price increases of approximately 2% on certain products.
Gross margin. Gross margin in the three months ended March 31, 2006 increased to $24.9 million, or 43.3% of net sales, from $24.2 million, or 39.4% of net sales, in the same period last year. The basis point increase is primarily attributable to a reduction in lower margin military sales coupled with an increased percentage of higher margin retail sales. Wholesale gross margin for the three months ended March 31, 2006 was $16.1 million, or 39.6% of net sales, compared to $15.4 million, or 36.7% of net sales, in the same period last year. The basis point increase reflects an increased mix of work and western product sales which carry higher margins than outdoor products. Retail gross margin for the three months ended March 31, 2006 was $8.7 million, or 54.3% of net sales, compared to $8.4 million, or 52.6% of net sales, for the same period in 2005. The increase in gross margin reflects higher sales in Lehigh, which carry higher gross margins than our outlet store sales. Military gross margin for the three months ended March 31, 2006 was $0.1 million, or 14.6% of net sales, compared to $0.5 million, or 13.2% of net sales, for the same period in 2005.
SG&A expenses. SG&A expenses were $21.1 million, or 36.7% of net sales, for the three months ended March 31, 2006, compared to $20.7 million, or 33.6% of net sales for the same period in 2005. The net change reflects a $0.7 million gain on the sale of a company owned property that was sold in March, 2006, offset by a $0.4 million pension curtailment charge relating to freezing the non-union pension plan at the end of 2005, and a shift in the timing of advertising and sales meeting expenses.
Interest expense. Interest expense was $2.4 million in the three months ended March 31, 2006, compared to $1.9 million for the same period in the prior year. The increase reflects higher interest rates.
Income taxes. Income tax expense for the three months ended March 31, 2006 was $0.5 million, compared to $0.6 million for the same period a year ago. Our estimated effective tax rate was 37% for the three months ended March 31, 2006, versus 34% for the same period in 2005. The increase in our effective tax rate in 2006 was due primarily to the cessation of income tax incentive programs for our Life Style and Five Star operations.
Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness. In January 2005, we incurred additional indebtedness to fund our acquisition of EJ Footwear as described below.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $1.4 million for the first three months of 2006, compared to $1.0 million for the same period in 2005. Capital expenditures for all of 2006 are anticipated to be approximately $5.5 million.
In conjunction with the completion of our acquisition of EJ Footwear, we entered into agreements with GMAC Commercial Finance and American Capital Strategies for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear and replace our prior $45 million revolving credit facility. Under the terms of the agreements, the interest rates and repayment terms are: (1) a five year $100 million revolving credit facility with an interest rate of LIBOR plus 2.5% or prime plus 1.0%; (2) an $18 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75%, payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2006, we had $50.8 million in borrowings under this facility and total capacity of $67.6 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. As of March 31, 2006, we were in compliance with these loan covenants and obtained waivers to the excess cash flows provisions of the loan agreements. We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next 12 months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Operating Activities. Cash provided by operating activities totaled $11.1 million in the first three months of 2006, compared to $9.3 million in the same period of 2005. Cash provided by operating activities was impacted by the decrease in accounts receivable due to collection of balances from large seasonal shipments that came due at the end of 2005, coupled with an increase in accounts payable reflecting payments due to overseas vendors. This was partially offset by an increase in inventories to facilitate our projected sales growth.
Investing Activities. Cash provided by investing activities was $0.4 million for the first three months of 2006, compared to a usage of cash of $92.1 million in 2005. Cash provided by investing activities in 2006 reflects the sale of a Company owned property for $1.9 million, offset by an investment in property plant and equipment of $1.4 million. 2005 was impacted by our acquisition of EJ Footwear for $91.1 million and investment in property plant and equipment of $1.0 million. Our 2006 expenditures primarily relate to investments in production equipment and expansion of workspace at our office building to accommodate the relocation of the EJ Footwear operations.
Financing Activities. Cash used in financing activities for the three months ended March 31, 2006 was $11.0 million and reflected repayments on long-term debt of $11.3 million partially offset by proceeds from the exercise of stock options of $0.2 million. Cash provided by financing activities for the three months ended March 31, 2005 was $79.5 million was comprised of the cash proceeds from debt financing of $81.3 million, primarily used to fund the acquisition of EJ Footwear, and proceeds from the exercise of stock options of $0.4 million, partially offset by debt financing costs of $2.1 million.
Inflation
We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.
Critical Accounting Policies and Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.
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
Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment at least annually or whenever there is an indication that may create impairment. None of our intangibles were impaired as of March 31, 2006.
Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2006. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005 we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we have recognized a charge for previously unrecognized service costs of approximately $0.4 million during the three months ended March 31, 2006.
Income taxes
Currently, management believes that deferred tax assets will, more likely than not, be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made. Finally, at December 31, 2004, a provision of $157,000 was made for U.S. taxes on the repatriation of $3.0 million of accumulated undistributed earnings of Five Star through December 31, 2004. During 2005 we repatriated the $3.0 million of accumulated undistributed earnings. At December 31, 2005, after the repatriation noted above, approximately $8.6 million remains that would become taxable upon repatriation to the U.S.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risks Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since December 31, 2005.
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
Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None
ITEM 1A. RISK FACTORS.
     There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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

ROCKY SHOES & BOOTS, INC.

Date: May 10, 2006	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.