Form 10-Q
period 2006-06-30
ROCKY BRANDS, INC.
filed 2006-08-09
CIK 895456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission file number: 0-21026
ROCKY BRANDS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1364046
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
39 E. Canal Street, Nelsonville, Ohio 45764
(Address of Principal Executive Offices, Including Zip Code)
(740) 753-1951
(Registrant’s Telephone Number, Including Area Code)
ROCKY SHOES & BOOTS, INC.
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 4, 2006, 5,400,718 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q
ROCKY BRANDS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31,	June 30, 2005
	(Unaudited)	2005	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$474,910	$1,608,680	$1,015,645
Trade receivables — net	55,905,546	61,746,865	56,654,184
Other receivables	1,659,889	2,455,885	1,365,390
Inventories	94,337,405	75,386,732	85,410,975
Deferred income taxes	133,783	133,783	1,297,850
Income tax receivable	1,766,376	1,346,820
Prepaid expenses	2,585,430	1,497,411	1,530,587

Total current assets	156,863,339	144,176,176	147,274,631
FIXED ASSETS — net	23,730,670	24,342,250	23,139,177
DEFERRED PENSION ASSET	1,550,639	2,117,352	1,347,824
IDENTIFIED INTANGIBLES	38,093,117	38,320,828	47,232,076
GOODWILL	24,874,368	23,963,637	20,432,550
OTHER ASSETS	3,030,314	3,214,131	4,293,066

TOTAL ASSETS	$248,142,447	$236,134,374	$243,719,324

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$20,205,334	$12,721,214	$17,626,282
Current maturities — long term debt	7,276,398	6,400,416	6,384,242
Accrued expenses:
Income taxes			814,831
Interest	933,027	724,159	179,417
Salaries and wages	592,869	1,531,336	2,094,912
Commissions	541,378	669,306	622,233
Taxes — other	378,713	603,435	587,405
Other	1,531,865	2,248,641	3,537,184

Total current liabilities	31,459,584	24,898,507	31,846,506
LONG TERM DEBT — less current maturities	102,417,683	98,972,190	104,336,905
DEFERRED INCOME TAXES	13,477,939	12,567,208	18,527,196
DEFERRED LIABILITIES	442,067	603,347	1,326,347

TOTAL LIABILITIES	147,797,273	137,041,252	156,036,954
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding June 30, 2006 — 5,400,598; December 31, 2005 — 5,351,023; June 30, 2005 — 5,284,725	52,604,460	52,030,013	50,623,315
Accumulated other comprehensive loss			(889,564)
Retained earnings	47,740,714	47,063,109	37,948,619

Total shareholders’ equity	100,345,174	99,093,122	87,682,370

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$248,142,447	$236,134,374	$243,719,324

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NET SALES	$57,297,505	$65,519,637	$114,822,669	$127,017,721

COST OF GOODS SOLD	33,224,213	39,796,398	65,833,420	77,086,610

GROSS MARGIN	24,073,292	25,723,239	48,989,249	49,931,111

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,451,080	19,484,789	42,560,477	40,146,472

INCOME FROM OPERATIONS	2,622,212	6,238,450	6,428,772	9,784,639

OTHER INCOME AND (EXPENSES):
Interest expense	(3,042,596)	(2,115,578)	(5,411,629)	(3,994,170)
Other — net	76,759	126,887	58,462	117,639

Total other — net	(2,965,837)	(1,988,691)	(5,353,167)	(3,876,531)

INCOME (LOSS) BEFORE INCOME TAXES	(343,625)	4,249,759	1,075,605	5,908,108

INCOME TAX EXPENSE (BENEFIT)	(128,000)	1,444,864	398,000	2,008,759

NET INCOME (LOSS)	$(215,625)	$2,804,895	$677,605	$3,899,349

NET INCOME (LOSS) PER SHARE
Basic	$(0.04)	$0.53	$0.13	$0.75
Diluted	$(0.04)	$0.50	$0.12	$0.70

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,394,749	5,244,395	5,378,939	5,204,107

Diluted	5,394,749	5,625,169	5,607,902	5,589,643

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$677,605	$3,899,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,589,785	2,523,105
Deferred compensation and pension	405,433	553,158
Deferred income taxes		(16,118)
Deferred debt financing costs	382,144
(Gain) loss on disposal of fixed assets	(591,690)	37,431
Stock compensation expense	258,040	60,000
Change in assets and liabilities, (net of effect of acquisition for 2005):
Receivables	6,637,315	(290,197)
Inventories	(18,950,673)	(17,778,307)
Other current assets	(1,507,575)	2,048,502
Other assets	411,673	166,897
Accounts payable	7,484,120	7,721,322
Accrued and other liabilities	(1,799,025)	42,425

Net cash used in operating activities	(4,002,848)	(1,032,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,953,314)	(2,660,940)
Investment in trademarks and patents	(59,074)
Proceeds from sale of fixed assets	1,853,584
Acquisition of business		(92,916,237)

Net cash used in investing activities	(1,158,804)	(95,577,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	133,942,094	173,774,206
Repayment of revolving credit facility	(123,222,789)	(125,785,763)
Proceeds from long-term debt	15,000,000	48,000,000
Repayments of long-term debt	(21,397,830)	(1,803,860)
Debt financing costs	(610,000)	(2,310,550)
Proceeds from exercise of stock options	316,407	690,363

Net cash provided by financing activities	4,027,882	92,564,396

DECREASE IN CASH AND CASH EQUIVALENTS	(1,133,770)	(4,045,214)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,608,680	5,060,859

CASH AND CASH EQUIVALENTS, END OF PERIOD	$474,910	$1,015,645

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

For the three month and six month periods ended June 30, 2006 and 2005 net income was equal to comprehensive income.

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. For the three and six month periods ended June 30, 2006, our compensation expense related to stock option grants was approximately $94,000 and $188,000 respectively. As of June 30, 2006, there was a total of $0.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over the next 4 years. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than as operating cash inflow. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made. The following table sets forth the effect on net income and earnings per share as if SFAS 123 “Accounting for Stock-Based Compensation” had been applied to the three and six month periods ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005 (Unaudited)	June 30, 2005 (Unaudited)
Net income as reported	$2,804,895	$3,899,349

Deduct: Stock based employee compensation Determined under a fair value based method for all awards, net of related income tax effect	231,708	463,416

Pro forma net income	$2,573,187	$3,435,933

Earnings per share:
Basic — as reported	$0.53	$0.75
Basic — pro forma	$0.49	$0.66

Diluted — as reported	$0.50	$0.70
Diluted — pro forma	$0.46	$0.61
No options were granted during the three month period ended June 30, 2005. The fair value of options granted during the six month period ended June 30, 2005 was established at the date of grant using the Black-Scholes pricing model with the weighted average assumptions as follows:

Six Months Ended
June 30, 2005
Expected dividend yield	—
Risk free interest rate	3.96%
Expected volatility	50.6%
Expected term (in years)	4
Weighted average fair value of options	$1,587,200
The pro forma amounts may not be representative of the effects on reported net income for future years.
2.	INVENTORIES

Inventories are comprised of the following:

	June 30, 2006	December 31, 2005	June 30, 2005
Raw materials	$10,178,194	$7,833,780	$10,865,761
Work-in-process	610,248	583,963	1,191,299
Finished goods	84,110,597	67,453,668	74,338,263
Reserve for obsolescence or lower of cost or market	(561,634)	(484,679)	(984,348)

Total	$94,337,405	$75,386,732	$85,410,975

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and federal, state and local income taxes was as follows:

	Six Months Ended
	June 30,
	2006	2005
Interest	$4,570,000	$3,701,000

Federal, state and local income taxes	$996,000	$952,000

In January 2005 we issued 484,261 common shares valued at $11,573,838, as part of the purchase of the EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC (the “EJ Footwear Group”) from SILLC Holdings LLC.

4.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income (loss) applicable to common shareholders by the basic weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income (loss) necessary in the calculation of basic and diluted earnings (loss) per share.

A reconciliation of the shares used in the basic and diluted income (loss) per common share computation for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	5,394,749	5,244,395	5,378,939	5,204,107

Diluted stock options	—	380,774	228,963	385,536

Diluted weighted average shares outstanding	5,394,749	5,625,169	5,607,902	5,589,643

Anti-diluted weighted average shares outstanding	576,475	100,000	136,736	—

5.	RECENT FINANCIAL ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”), Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation. Instruments having contingent cash settlement features are properly classified as equity if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control, and it is not probable that the event will occur. If the contingent event becomes probable, the instrument shall be accounted for as a liability. The FSP was adopted by the Company in the first quarter of 2006. The adoption of FSP FAS 123(R)-4 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (’FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006 with earlier application permitted. We are currently evaluating the impact of adopting EITF 06-3 on our financial statements.

6.	ACQUISITION

On January 6, 2005, we completed the purchase of 100% of the issued and outstanding voting limited interests of the EJ Footwear Group (“EJ”) from SILLC Holdings LLC. EJ was acquired to expand the Company’s branded product lines, principally occupational products, and provide new channels for our existing product lines. The aggregate purchase price for the interests of EJ, including closing date working capital adjustments, was $93.1 million in cash plus 484,261 shares of our common stock valued at $11,573,838. Common stock value was based on the average closing share price during the three days preceding and three days subsequent to the date of the acquisition agreement. Certain adjustments were made to the purchase price allocation subsequent to June 30, 2005, which are not reflected in the cash flows for the six months ended June 30, 2005.

We have allocated the purchase price to the tangible and intangible assets and liabilities acquired based upon the fair values and income tax basis. Goodwill resulting from the transaction has been allocated entirely to the wholesale reportable segment and is not tax deductible. The purchase price has been allocated as follows:

Purchase price allocation:
Cash	$91,298,435
Common shares — 484,261 shares	11,573,838
Transaction costs	1,799,488

$104,671,761

Allocated to:
Current assets	$64,727,065
Fixed assets and other assets	2,781,379
Identified intangibles	36,000,000
Goodwill	23,316,507
Liabilities	(11,307,184)
Deferred taxes — long term	(10,846,006)

$104,671,761

During the second quarter of 2006, a net operating loss carry forward recorded in the purchase as a deferred tax asset was reduced by $0.9 million and goodwill was increased by $0.9 million as a result of finalization of the income tax basis of net operating losses of the EJ Footwear Group incurred prior to the purchase.
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

7.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2006 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,247,810	$687,702	1,560,108
Customer relationships	1,000,000	300,000	700,000

Total Identified Intangibles	$39,080,819	$987,702	$38,093,117

	Gross	Accumulated	Carrying
December 31, 2005	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,188,736	$500,917	1,687,819
Customer relationships	1,000,000	200,000	800,000

Total Identified Intangibles	$39,021,745	$700,917	$38,320,828

	Gross	Accumulated	Carrying
June 30, 2005 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,702,080		$28,702,080
Retail	15,100,000		15,100,000
Patents	2,905,660	$375,664	2,529,996
Customer relationships	1,000,000	100,000	900,000

Total Identified Intangibles	$47,707,740	$475,664	$47,232,076

Amortization expense for intangible assets was $143,453 and $170,267 for the three months ended June 30, 2006 and 2005, respectively, and $286,785 and $343,868 for the six months ended June 30, 2006 and 2005 respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.

Estimate of Aggregate Amortization Expense:
Year ending December 31, 2006	$570,000
Year ending December 31, 2007	570,000
Year ending December 31, 2008	570,000
Year ending December 31, 2009	30,000
Year ending December 31, 2010	30,000

8.	CAPITAL STOCK

On May 11, 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of the Company’s common shares that may be granted for stock options and restricted stock awards. As of June 30, 2006, the Company was authorized to issue approximately 499,000 shares under its existing plans.

For the six months ended June 30, 2006, options for 46,075 shares of the Company’s common stock were exercised at an average price of $6.87. For the six months ended June 30, 2005, options for 103,449 shares of the Company’s common stock were exercised at an average price of $6.67.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes stock option transactions from January 1, 2006 through June 30, 2006:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2006	658,851	$14.49
Issued	—	—
Exercised	(46,075)	6.87
Forfeited	(43,500)	22.95

Options outstanding at June 30, 2006	569,276	$14.46

Options exercisable at:
January 1, 2006	353,812	$13.30
June 30, 2006	424,776	$13.43

Unvested options at January 1, 2006	305,039	$15.87
Granted	—	—
Vested	(117,039)	11.23
Forfeited	(43,500)	22.95

Unvested options at June 30, 2006	144,500	$17.50

	.
During the six month period ending June 30, 2006, a total of 46,075 options were exercised with an intrinsic value of approximately $0.8 million. A total of 117,039 options vested during the six months ending June 30, 2006 with a fair value of $0.8 million. At June 30, 2006 a total of 424,776 options were vested and exercisable with an intrinsic value of $3.9 million and a fair value of $0.9 million. At June 30, 2006 a total of 144,500 options were unvested with an intrinsic value of $0.8 million and a fair value of $0.4 million.

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

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$18,925	$130,966	$235,320	$261,932
Interest	97,768	132,265	226,700	264,530
Expected return on assets	(148,558)	(170,931)	(345,884)	(341,862)
Amortization of unrecognized net loss		21,404		42,808
Amortization of unrecognized transition obligation	2,018	4,077	6,095	8,154
Amortization of unrecognized prior service cost	16,755	33,848	50,603	67,696
Curtailment Charge			393,787

Net pension cost (income)	$(13,092)	$151,629	$566,621	$303,258

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

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES:
Wholesale	$43,071,751	$45,520,269	$83,700,530	$87,383,197
Retail	14,225,754	14,216,418	30,221,174	30,111,095
Military	—	5,782,950	900,965	9,523,429

Total Net Sales	$57,297,505	$65,519,637	$114,822,669	$127,017,721

GROSS MARGIN:
Wholesale	$16,522,940	$17,322,197	$32,621,242	$32,679,481
Retail	7,550,352	7,668,139	16,236,018	16,026,272
Military	—	732,903	131,989	1,225,358

Total Gross Margin	$24,073,292	$25,723,239	$48,989,249	$49,931,111

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	58.0%	60.7%	57.3%	60.7%

Gross Margin	42.0%	39.3%	42.7%	39.3%

Selling, General and Administrative Expenses	37.4%	29.7%	37.1%	31.6%

Income From Operations	4.6%	9.6%	5.6%	7.7%

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005
Net sales. Net sales for the three months ended June 30, 2006 were $57.3 million compared to $65.5 million for the same period in 2005. Wholesale sales for the three months ended June 30, 2006 were $43.1 million compared to $45.5 million for the same period in 2005. Gains in our work and western footwear categories were offset by decreases in our outdoor footwear and apparel categories. Retail sales for the three months ended June 30, 2006 were $14.2 million compared to $14.2 million for the same period in 2005. Military segment sales, which occur from time to time, for the three months ended June 30, 2006, were zero, compared to $5.8 million in the same period in 2005. Fiscal year 2005 sales reflect shipments under U.S. Military contracts that we held directly. Average list prices for our footwear, apparel and accessories were slightly higher in the 2006 period, compared to the 2005 period due to price increases of approximately 2% on certain products.
Gross margin. Gross margin in the three months ended June 30, 2006 was $24.1 million, or 42.0% of net sales, compared to $25.7 million, or 39.3% of net sales, in the same period last year. The basis point increase is primarily attributable to a reduction in lower margin military sales. Wholesale gross margin for the three months ended June 30, 2006 was $16.5 million, or 38.4% of net sales, compared to $17.3 million, or 38.1% of net sales, in the same period last year. The basis point increase reflects an increased mix of work and western product sales which carry higher margins than outdoor products. Retail gross margin for the three months ended June 30, 2006 was $7.6 million, or 53.1% of net sales, compared to $7.7 million, or 53.9% of net sales, for the same period in 2005. The slight decrease in gross margin percentage reflects higher mix of outlet store sales which carry lower gross margins than mobile truck sales. There was no Military gross margin for the three months ended June 30, 2006, compared to $0.7 million, or 12.7% of net sales, for the same period in 2005.

SG&A expenses. SG&A expenses were $21.5 million, or 37.4% of net sales, for the three months ended June 30, 2006, compared to $19.5 million, or 29.7% of net sales for the same period in 2005. The net change reflects higher payroll and healthcare cost of $1.5 million, higher trade show expenses of $0.1 million, and increased professional fees of $0.2 million.
Interest expense. Interest expense was $3.0 million in the three months ended June 30, 2006, compared to $2.1 million for the same period in the prior year. The increase reflects higher interest rates coupled with a $0.4 million charge relating to deferred financing charges under the initial Note Purchase Agreement with American Capital Strategies, Ltd.
Income taxes. Income tax benefit for the three months ended June 30, 2006 was $0.1 million, compared to an expense of $1.4 million for the same period a year ago. Our estimated effective tax rate was 37% for the three months ended June 30, 2006, versus 34% for the same period in 2005. The increase in our effective tax rate in 2006 was due primarily to the cessation of income tax incentive programs for our Lifestyle Footwear, Inc. and Five Star Enterprises Ltd. operations.
Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005
Net sales. Net sales for the six months ended June 30, 2006 were $114.8 million compared to $127.0 million for the same period in 2005. Wholesale sales for the six months ended June 30, 2006 were $83.7 million compared to $87.4 million for the same period in 2005. Gains in our work and western footwear categories were offset by decreases in our outdoor footwear and apparel categories. Retail sales for the six months ended June 30, 2006 were $30.2 million compared to $30.1 million for the same period in 2005. Military segment sales, which occur from time to time, for the six months ended June 30, 2006, were $0.9 million, compared to $9.5 million in the same period in 2005. The 2006 sales reflect shipments of products completed under a subcontract that was subsequently cancelled for convenience by the U.S. Military. Fiscal year 2005 sales reflect shipments under U.S. Military contracts that we held directly.
Gross margin. Gross margin in the six months ended June 30, 2006 was $49.0 million, or 42.7% of net sales, compared to $49.9 million, or 39.3% of net sales, in the same period last year. The basis point increase is primarily attributable to a reduction in lower margin military sales. Wholesale gross margin for the six months ended June 30, 2006 was $32.6 million, or 39.0% of net sales, compared to $32.7 million, or 37.4% of net sales, in the same period last year. The basis point increase reflects an increased mix of work and western product sales which carry higher margins than outdoor products. Retail gross margin for the six months ended June 30, 2006 was $16.2 million, or 53.7% of net sales, compared to $16.0 million, or 53.2% of net sales, for the same period in 2005. The increase in gross margin reflects higher sales in Lehigh, which carry higher gross margins than our outlet store sales. Military gross margin for the six months ended June 30, 2006 was $0.1 million, or 14.6% of net sales, compared to $1.2 million, or 12.9% of net sales, for the same period in 2005.
SG&A expenses. SG&A expenses were $42.6 million, or 37.1% of net sales, for the six months ended June 30, 2006, compared to $40.1 million, or 31.6% of net sales for the same period in 2005. The net change reflects a $0.7 million gain on the sale of a company owned property that was sold in March 2006, offset by an increase in payroll and healthcare costs of $2.5 million that includes a $0.4 million pension curtailment charge relating to freezing the non-union pension plan at the end of 2005, increased trade show expenses of $0.2 million, higher advertising expenses of $0.2 million, and additional professional fees $0.4 million.

Interest expense. Interest expense was $5.4 million in the six months ended June 30, 2006, compared to $4.0 million for the same period in the prior year. The increase reflects higher interest rates coupled with a $0.4 million charge relating to deferred financing charges under the initial Note Purchase Agreement with ACAS.
Income taxes. Income tax expense for the six months ended June 30, 2006 was $0.4 million, compared to $2.0 million for the same period a year ago. Our estimated effective tax rate was 37% for the six months ended June 30, 2006, versus 34% for the same period in 2005. The increase in our effective tax rate in 2006 was due primarily to the cessation of income tax incentive programs for our Lifestyle Footwear, Inc. and Five Star Enterprises Ltd. operations.
Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness. In January 2005, we incurred additional indebtedness to fund our acquisition of EJ Footwear as described below.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $3.0 million for the first six months of 2006, compared to $2.7 million for the same period in 2005. Capital expenditures for all of 2006 are anticipated to be approximately $5.5 million.
In conjunction with the completion of our acquisition of EJ Footwear in January 2005, we entered into agreements with GMAC Commercial Finance and American Capital Strategies for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear and replace our prior $45 million revolving credit facility. Under the terms of the agreements, the interest rates and repayment terms are: (1) a five year $100 million revolving credit facility with an interest rate of LIBOR plus 2.5% or prime plus 1.0%; (2) an $18 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75%, payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.
In June 2006, we amended our debt agreement with GMAC to include a new three year $15 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75%, payable over three years beginning in September 2006. The proceeds from the new term loan were used to pay down the $30 million American Capital term loan. In conjunction with this repayment, we amended the terms of the American Capital term loan including lowering the interest rate to LIBOR plus 6.5%, adjusting the repayment schedule to reflect the lower loan balance payable in equal installments from August 2009 to January 2011, and modifying certain restrictive loan covenants.
The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2006, we had $70.3 million in borrowings under this facility and total capacity of $80.5 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. As of June 30, 2006, we were in compliance with these loan covenants. We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next 12 months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Operating Activities. Cash used in operating activities totaled $4.0 million in the first six months of 2006, compared to $1.0 million in the same period of 2005. Cash used in operating activities was impacted by a seasonal buildup of inventories partially offset by a decrease in accounts receivable due to collection of balances from large seasonal shipments that came due at the end of 2005, and an increase in accounts payable reflecting payments due to overseas vendors.
Investing Activities. Cash used in investing activities was $1.2 million for the first six months of 2006, compared to a usage of cash of $95.6 million in 2005. Cash provided by investing activities in 2006 reflects the sale of the Harper Street warehouse facility for $1.9 million, offset by an investment in property plant and equipment of $3.0 million. 2005 was impacted by our acquisition of EJ Footwear for $92.9 million and investment in property plant and equipment of $2.7 million. Our 2006 expenditures primarily relate to investments in production equipment and expansion of workspace at our office building to accommodate the relocation of the EJ Footwear operations.
Financing Activities. Cash provided by financing activities for the six months ended June 30, 2006 was $4.0 million and reflects an increase in net borrowings under the revolving credit facility of $10.7 million, a new $15.0 million term loan, and proceeds from the exercise of stock options of $0.3 million, partially offset by repayments on long-term debt of $21.4 million and debt financing costs of $0.6 million. As described above, the proceeds from the new $15 million term loan were used to repay $15 million of existing debt that bore a higher interest rate. Cash provided by financing activities for the six months ended June 30, 2005 was $92.6 million was comprised of the cash proceeds from debt financing of $96.0 million, primarily used to fund the acquisition of EJ Footwear, and proceeds from the exercise of stock options of $0.7 million, partially offset by debt financing costs of $2.3 million.
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
Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment at least annually or whenever there is an indication that may create impairment. None of our intangibles were impaired as of June 30, 2006.
Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2006. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005 we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we have recognized a charge for previously unrecognized service costs of approximately $0.4 million during the six month period ended June 30, 2006.
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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

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
Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The 2006 Annual Meeting of Shareholders was held on May 16, 2006, and the following proposals were acted upon:
Proposal 1: The election of Class II Directors of the Company, to serve until the 2008 Annual Meeting of Shareholders or until their successors are elected and qualified.

	Number of Shares Voted
		WITHHOLD
	FOR	AUTHORITY	TOTAL
J. Patrick Campbell	4,858,282	176,965	5,035,247

Michael L. Finn	4,833,271	201,976	5,035,247

G. Courtney Haning	4,858,082	177,165	5,035,247

Curtis A. Loveland	3,979,204	1,056,043	5,035,247

The following individuals continue to serve as Class I Directors of the Company: Mike Brooks, Glenn E. Corlett, Harley E. Rouda, Jr. and James L. Stewart.
Proposal 2: To amend the Articles of Incorporation of the Company to change the Company’s name to Rocky Brands, Inc.

Number of Shares Voted
FOR	AGAINST	ABSTAINED	TOTAL
5,031,939	1,047	2,261	5,035,247

Proposal 3: To amend the Articles of Incorporation of the Company to increase the authorized number of shares of the Company’s common stock, without par value, from 10,000,000 to 25,000,000.

Number of Shares Voted
FOR	AGAINST	ABSTAINED	TOTAL
4,098,379	932,333	4,535	5,035,247

Proposal 4: To ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

Number of Shares Voted
FOR	AGAINST	ABSTAINED	TOTAL
4,965,227	68,780	1,240	5,035,247

ITEM 5. OTHER INFORMATION.
     None

ITEM 6. EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION
31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 9, 2006	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.