Form 10-Q
period 2006-09-30
ROCKY BRANDS, INC.
filed 2006-11-08
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 2, 2006, 5,405,218 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q
ROCKY BRANDS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005	September 30, 2005
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,327,977	$1,608,680	$2,050,120
Trade receivables — net	81,054,978	61,746,865	83,711,308
Other receivables	987,939	2,455,885	1,629,606
Inventories	87,710,315	75,386,732	77,322,005
Deferred income taxes	133,783	133,783	1,297,850
Income tax receivable	10,873	1,346,820	—
Prepaid expenses	2,320,048	1,497,411	1,339,103

Total current assets	174,545,913	144,176,176	167,349,992
FIXED ASSETS — net	24,245,710	24,342,250	23,690,488
DEFERRED PENSION ASSET	1,563,639	2,117,352	1,347,824
IDENTIFIED INTANGIBLES	37,970,535	38,320,828	47,116,646
GOODWILL	24,874,368	23,963,637	20,620,543
OTHER ASSETS	2,815,654	3,214,131	4,072,999

TOTAL ASSETS	$266,015,819	$236,134,374	$264,198,492

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$16,290,173	$12,721,214	$13,242,936
Current maturities — long term debt	7,282,374	6,400,416	6,389,559
Accrued expenses:
Income taxes	—	—	3,222,774
Interest	694,096	724,159	243,394
Salaries and wages	810,280	1,531,336	2,656,279
Commissions	633,742	669,306	918,216
Taxes — other	255,598	603,435	596,460
Other	1,468,402	2,248,641	1,555,416

Total current liabilities	27,434,665	24,898,507	28,825,034
LONG TERM DEBT — less current maturities	120,040,154	98,972,190	121,111,944
DEFERRED INCOME TAXES	13,477,939	12,567,208	18,527,196
DEFERRED LIABILITIES	379,144	603,347	1,472,442

TOTAL LIABILITIES	161,331,902	137,041,252	169,936,616
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding September 30, 2006 —5,405,098; December 31, 2005 — 5,351,023; September 30, 2005 — 5,295,845	52,723,651	52,030,013	50,694,385
Accumulated other comprehensive loss	—	—	(889,564)
Retained earnings	51,960,266	47,063,109	44,457,055

Total shareholders’ equity	104,683,917	99,093,122	94,261,876

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$266,015,819	$236,134,374	$264,198,492

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET SALES	$78,114,725	$94,087,786	$192,937,394	$221,105,507

COST OF GOODS SOLD	45,998,535	60,014,309	111,831,955	137,100,919

GROSS MARGIN	32,116,190	34,073,477	81,105,439	84,004,588

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,606,038	21,820,251	65,166,515	61,966,723

INCOME FROM OPERATIONS	9,510,152	12,253,226	15,938,924	22,037,865

OTHER INCOME AND (EXPENSES):

Interest expense, net	(2,883,656)	(2,523,143)	(8,295,285)	(6,517,313)
Other — net	73,056	130,958	131,518	248,597

Total other — net	(2,810,600)	(2,392,185)	(8,163,767)	(6,268,716)

INCOME BEFORE INCOME TAXES	6,699,552	9,861,041	7,775,157	15,769,149

INCOME TAX EXPENSE	2,480,000	3,352,605	2,878,000	5,361,364

NET INCOME	$4,219,552	$6,508,436	$4,897,157	$10,407,785

NET INCOME PER SHARE
Basic	$0.78	$1.23	$0.91	$1.99
Diluted	$0.76	$1.15	$0.88	$1.86

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,400,647	5,289,736	5,386,254	5,232,964

Diluted	5,553,028	5,646,161	5,588,616	5,585,224

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,897,157	$10,407,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,894,797	3,772,572
Deferred compensation and pension	329,510	773,226
Deferred income taxes	—	(16,118)
Write off of deferred financing costs for debt repayment	382,144	—
(Gain) loss on disposal of fixed assets	(592,027)	16,790
Stock compensation expense	352,061	60,000
Change in assets and liabilities, (net of effect of acquisition for 2005):
Receivables	(17,840,167)	(27,611,537)
Inventories	(12,323,583)	(9,689,337)
Other current assets	513,310	2,239,986
Other assets	626,333	142,171
Accounts payable	3,568,959	3,337,976
Accrued and other liabilities	(1,914,759)	1,325,009

Net cash used in operating activities	(18,106,265)	(15,241,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,631,428)	(4,268,847)
Investment in trademarks and patents	(80,092)	—
Proceeds from sale of fixed assets	1,855,583	—
Acquisition of business	—	(92,916,237)

Net cash used in investing activities	(2,855,937)	(97,185,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	203,591,775	263,128,948
Repayment of revolving credit facility	(173,426,868)	(194,567,038)
Proceeds from long-term debt	15,000,000	48,000,000
Repayments of long-term debt	(23,214,985)	(5,596,971)
Debt financing costs	(610,000)	(2,310,550)
Proceeds from exercise of stock options	341,577	761,433

Net cash provided by financing activities	21,681,499	109,415,822

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	719,297	(3,010,739)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,608,680	5,060,859

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,327,977	$2,050,120

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2006 AND 2005
1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

For the three-month and nine-month periods ended September 30, 2006 and 2005, net income was equal to comprehensive income.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and recognized no compensation expense for stock option grants because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. For the three- and nine-month periods ended September 30, 2006, our compensation expense related to stock option grants was approximately $94,000 and $282,000, respectively. As of September 30, 2006, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the next four years. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than as operating cash inflow. For companies that adopt SFAS 123(R) using the

“modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be presented. The following table sets forth the effect on net income and earnings per share as if SFAS 123 “Accounting for Stock-Based Compensation” had been applied to the three- and nine-month periods ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Unaudited)	(Unaudited)
Net income as reported	$6,508,436	$10,407,785

Deduct: Stock based employee compensation determined under a fair value based method for all awards, net of related income tax effect.	273,930	821,792

Pro forma net income	$6,234,506	$9,585,993

Earnings per share:
Basic — as reported	$1.23	$1.99
Basic — pro forma	$1.18	$1.83

Diluted — as reported	$1.15	$1.86
Diluted — pro forma	$1.10	$1.72
No options were granted during the three-month period ended September 30, 2005. The fair value of options granted during the nine-month period ended September 30, 2005 was established at the date of grant using the Black-Scholes pricing model with the weighted average assumptions as follows:

Nine Months Ended
September 30, 2005
Expected dividend yield	—
Risk free interest rate	3.96%
Expected volatility	50.6%
Expected term (in years)	4
Weighted average fair value of options	$1,587,200
The pro forma amounts may not be representative of the effects on reported net income for future years.

2.	INVENTORIES

Inventories are comprised of the following:

	September 30, 2006	December 31, 2005	September 30, 2005
Raw materials	$7,448,509	$7,833,780	$9,766,712
Work-in-process	286,903	583,963	937,712
Finished goods	80,589,267	67,453,668	67,332,804
Reserve for obsolescence or lower of cost or market	(614,364)	(484,679)	(715,223)

Total	$87,710,315	$75,386,732	$77,322,005

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and federal, state and local income taxes was as follows:

	Nine Months Ended
	September 30,
	2006	2005
Interest	$7,375,000	$6,034,000

Federal, state and local income taxes	$1,711,000	$2,136,000

In January 2005, we issued 484,261 common shares valued at $11,573,838, as part of the purchase of the EJ Footwear LLC, Georgia Boot LLC, and HM Lehigh Safety Shoe Co. LLC (the “EJ Footwear Group”) from SILLC Holdings LLC.

4.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares outstanding	5,400,647	5,289,736	5,386,254	5,232,964

Diluted stock options	152,381	356,425	202,362	352,260

Diluted weighted average shares outstanding	5,553,028	5,646,161	5,588,616	5,585,224

Anti-diluted weighted average shares outstanding	257,375	—	186,267	—

5.	RECENT FINANCIAL ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”), “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation. Instruments having contingent cash settlement features are properly classified as equity if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control, and it is not probable that the event will occur. If the contingent event becomes probable, the instrument shall be accounted for as a liability. FSP FAS 123(R)-4 was adopted by us in the first quarter of 2006. The adoption of FSP FAS 123(R)-4 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation)” (“EITF 06-3”), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. We are currently evaluating the impact of adopting EITF 06-3 on our financial statements.

In September 2006, the FASB issued a Statement of Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

Also in September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). Under SFAS 158, an employer is required to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. The provisions of SFAS 158 relating to the funded status of a defined benefit postretirement plan and required disclosures are effective as of December 31, 2006. The provisions of SFAS 158 relating to the measurement of plan assets and benefit obligations are effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting SFAS 158 on our financial statements.

6.	ACQUISITION

On January 6, 2005, we completed the purchase of 100% of the issued and outstanding voting limited liability company interests of the EJ Footwear Group (“EJ”) from SILLC Holdings LLC. EJ was acquired to expand the Company’s branded product lines, principally occupational products, and provide new channels for our existing product lines. The aggregate purchase price for the interests of EJ, including closing date working capital adjustments, was $93.1 million in cash plus 484,261 shares of our common stock valued at $11,573,838. Common stock value was based on the average closing share price during the three days preceding and three days subsequent to the date of the acquisition agreement. Certain adjustments were made to the purchase price allocation subsequent to September 30, 2005, which are not reflected in the cash flows for the nine months ended September 30, 2005.

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

$104,671,761

During the second quarter of 2006, a net operating loss carry forward recorded in the purchase as a deferred tax asset was reduced by $0.9 million and goodwill was increased by $0.9 million as a result of finalization of the income tax basis of net operating losses of EJ incurred prior to the purchase.
Identified intangibles have been allocated as follows:

		Average
	Estimated Fair	Remaining
	Value	Useful Life
Trademarks:
Wholesale	$26,400,000	Indefinite
Retail	6,900,000	Indefinite
Patents (wholesale)	1,700,000	5 years
Customer relationships (wholesale)	1,000,000	5 years

Total identified intangibles	$36,000,000

The results of operations of EJ are included in the results of operations of the Company effective January 1, 2005, as management determined that results of operations were not significant and no material transactions occurred during the period from January 1, 2005 to January 6, 2005.

7.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2006 (unaudited)	Amount	Amortization	Amount

Trademarks:
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,268,828	$781,302	1,487,526
Customer relationships	1,000,000	350,000	650,000

Total Identified Intangibles	$39,101,837	$1,131,302	$37,970,535

	Gross	Accumulated	Carrying
December 31, 2005	Amount	Amortization	Amount

Trademarks:
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,188,736	$500,917	1,687,819
Customer relationships	1,000,000	200,000	800,000

Total Identified Intangibles	$39,021,745	$700,917	$38,320,828

	Gross	Accumulated	Carrying
September 30, 2005 (unaudited)	Amount	Amortization	Amount

Trademarks:
Wholesale	$28,702,080		$28,702,080
Retail	15,100,000		15,100,000
Patents	2,962,460	$497,894	2,464,566
Customer relationships	1,000,000	150,000	850,000

Total Identified Intangibles	$47,764,540	$647,894	$47,116,646

Amortization expense for intangible assets was $143,600 and $172,230 for the three-months ended September 30, 2006 and 2005, respectively, and $430,385 and $516,098 for the nine-months ended September 30, 2006 and 2005, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.
Estimate of Aggregate Amortization Expense:

Year ending December 31, 2006	$570,000
Year ending December 31, 2007	570,000
Year ending December 31, 2008	570,000
Year ending December 31, 2009	30,000
Year ending December 31, 2010	30,000

8.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of September 30, 2006, we were authorized to issue approximately 499,000 shares under our existing plans.

For the nine months ended September 30, 2006, options for 50,575 shares of our common stock were exercised at an average price of $6.75. For the nine months ended September 30, 2005, options for 114,449 shares of our common stock were exercised at an average price of $6.65.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2006 through September 30, 2006:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2006	658,851	$14.49
Issued	—	—
Exercised	(50,575)	6.75
Forfeited	(65,000)	23.27

Options outstanding at September 30, 2006	543,276	$14.16

Options exercisable at:
January 1, 2006	353,812	$13.30
September 30, 2006	418,026	$13.39

Unvested options at January 1, 2006	305,039	$15.87
Granted	—	—
Vested	(114,789)	10.73
Forfeited	(65,000)	23.27

Unvested options at September 30, 2006	125,250	$16.74

.
During the nine-month period ending September 30, 2006, a total of 50,575 options were exercised with an intrinsic value of approximately $0.8 million. A total of 114,739 options vested during the nine months ending September 30, 2006 with a fair value of $0.8 million. At September 30, 2006, a total of 418,026 options were vested and exercisable with an intrinsic value of $1.5 million and a fair value of $0.6 million. At September 30, 2006, a total of 125,250 options were unvested with an intrinsic value of $0.2 million and a fair value of $0.1 million.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$18,925	$130,966	$254,245	$392,898
Interest	97,768	132,265	324,468	396,795
Expected return on assets	(148,558)	(170,931)	(494,442)	(512,793)
Amortization of unrecognized net loss	—	21,404	—	64,212
Amortization of unrecognized transition obligation	2,018	4,077	8,113	12,231
Amortization of unrecognized prior service cost	16,755	33,848	67,358	101,544
Curtailment Charge	—	—	393,787	—

Net pension cost (income)	$(13,092)	$151,629	$553,529	$454,887

Our unrecognized benefit obligations existing at the date of transition for the non-union plan are being amortized over twenty-one years. Actuarial assumptions used in the accounting for the plans were as follows:

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

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, mail order catalogs, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Retail includes all sales from our stores and all sales in our Lehigh division, which includes sales via shoemobiles to individual customers. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET SALES:
Wholesale	$63,363,200	$70,679,750	$147,063,730	$158,062,947
Retail	14,563,625	14,016,971	44,784,799	44,128,066
Military	187,900	9,391,065	1,088,865	18,914,494

Total Net Sales	$78,114,725	$94,087,786	$192,937,394	$221,105,507

GROSS MARGIN:
Wholesale	$24,413,169	$25,214,666	$57,034,411	$57,894,147
Retail	7,671,123	7,288,246	23,907,141	23,314,518
Military	31,898	1,570,565	163,887	2,795,923

Total Gross Margin	$32,116,190	$34,073,477	$81,105,439	$84,004,588

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In June 2006, we amended our debt agreement with GMAC Commercial Finance (“GMAC”) to include a new three-year, $15 million term loan with an interest rate of (1) LIBOR plus 3.25% or (2) prime plus 1.75%, payable over three years beginning in September 2006. The proceeds from the new term loan were used to pay down the $30 million American Capital Strategies, LTD. (“ACAS”) term loan. In conjunction with this repayment, we amended the terms of the ACAS term loan, including lowering the interest rate to LIBOR plus 6.5%, adjusting the repayment schedule to reflect the lower loan balance payable in equal installments from August 2009 to January 2011, and modifying certain restrictive loan covenants.

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2006, we had $89.7 million in borrowings under this facility and total capacity of $94.0 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. As of September 30, 2006, we were in compliance with all of these loan covenants except for minimum EBITDA, senior and total leverage. We have received waivers from the lending institutions regarding these covenants. Costs associated with the obtaining the waivers totaled $275,000 and will be reflected in our fourth quarter operating results.

In November 2006, we amended the terms of the restrictive covenants through December 2007, pertaining to minimum EBITDA, senior and total leverage, and fixed charges, contained within our debt agreement with GMAC and our term loan agreement with ACAS. Additionally, the amendment to the term loan agreement with ACAS increased the interest rate to LIBOR plus 8.5%.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	58.9%	63.8%	58.0%	62.0%

Gross Margin	41.1%	36.2%	42.0%	38.0%

Selling, General and Administrative Expenses	28.9%	23.2%	33.8%	28.0%

Income From Operations	12.2%	13.0%	8.2%	10.0%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net sales. Net sales for the three months ended September 30, 2006 were $78.1 million compared to $94.1 million for the same period in 2005. Wholesale sales for the three months ended September 30, 2006 were $63.4 million compared to $70.7 million for the same period in 2005. The $7.3 million decrease in sales is the result of decreases in sales in our outdoor footwear, outdoor apparel and western footwear categories. Retail sales for the three months ended September 30, 2006 were $14.6 million compared to $14.0 million for the same period in 2005. Military segment sales, which occur from time to time, for the three months ended September 30, 2006 were $0.2 million, compared to $9.4 million in the same period in 2005. Fiscal year 2005 sales reflect shipments under U.S. Military contracts that we held directly. Average list prices for our footwear, apparel and accessories were slightly higher in the 2006 period compared to the 2005 period due to price increases of approximately 2% on certain products.
Gross margin. Gross margin in the three months ended September 30, 2006 was $32.1 million, or 41.1% of net sales, compared to $34.1 million, or 36.2% of net sales, in the same period last year. The 490 basis point increase is primarily attributable to a reduction in lower margin military sales. Wholesale gross margin for the three months ended September 30, 2006 was $24.4 million, or 38.5% of net sales, compared to $25.2 million, or 35.7% of net sales, in the same period last year. The 280 basis point increase reflects an increased mix of sales of work and western products, which carry higher margins than outdoor products. Retail gross margin for the three months ended September 30, 2006 was $7.7 million, or 52.7% of net sales, compared to $7.3 million, or 52.0% of net sales, for the same period in 2005. Military gross margin for the three months ended September 30, 2006 was less than $0.1 million or 17.0% of net sales, compared to $1.6 million, or 16.7% of net sales, for the same period in 2005.

SG&A expenses. SG&A expenses were $22.6 million, or 28.9% of net sales, for the three months ended September 30, 2006, compared to $21.8 million, or 23.2% of net sales for the same period in 2005. The net change reflects higher advertising expenses of $0.5 million and increased professional fees of $0.3 million.
Interest expense. Interest expense was $2.9 million in the three months ended September 30, 2006, compared to $2.5 million for the same period in the prior year. The increase reflects higher interest rates.
Income taxes. Income tax expense for the three months ended September 30, 2006 was $2.5 million, compared to an expense of $3.4 million for the same period a year ago. Our estimated effective tax rate was 37% for the three months ended September 30, 2006, versus 34% for the same period in 2005. The increase in our effective tax rate in 2006 was due primarily to the cessation of income tax incentive programs for our Lifestyle Footwear, Inc. and Five Star Enterprises Ltd. operations.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net sales. Net sales for the nine months ended September 30, 2006 were $192.9 million compared to $221.1 million for the same period in 2005. Wholesale sales for the nine months ended September 30, 2006 were $147.1 million compared to $158.1 million for the same period in 2005. Gains in sales in our work and western footwear categories were offset by decreases in sales in our outdoor footwear and apparel categories. Retail sales for the nine months ended September 30, 2006 were $44.8 million compared to $44.1 million for the same period in 2005. Military segment sales, which occur from time to time, for the nine months ended September 30, 2006 were $1.1 million, compared to $18.9 million in the same period in 2005. Fiscal year 2005 sales reflect shipments under U.S. Military contracts that we held directly.
Gross margin. Gross margin in the nine months ended September 30, 2006 was $81.1 million, or 42.0% of net sales, compared to $84.0 million, or 38.0% of net sales, in the same period last year. The 400 basis point increase is primarily attributable to a reduction in lower margin military sales. Wholesale gross margin for the nine months ended September 30, 2006 was $57.0 million, or 38.8% of net sales, compared to $57.9 million, or 36.6% of net sales, in the same period last year. The 220 basis point increase reflects an increased mix of sales of work and western products, which carry higher margins than outdoor products. Retail gross margin for the nine months ended September 30, 2006 was $23.9 million, or 53.4% of net sales, compared to $23.3 million, or 52.8% of net sales, for the same period in 2005. Military gross margin for the nine months ended September 30, 2006 was $0.2 million, or 15.1% of net sales, compared to $2.8 million, or 14.8% of net sales, for the same period in 2005.
SG&A expenses. SG&A expenses were $65.2 million, or 33.8% of net sales, for the nine months ended September 30, 2006, compared to $62.0 million, or 28.0% of net sales for the same period in 2005. The net change reflects an increase in payroll and healthcare costs of $2.8 million that includes a $0.4 million pension curtailment charge relating to freezing the non-union pension plan at the end of 2005, higher advertising expenses of $0.7 million, higher trade show expenses of $0.4 million, and additional professional fees $0.7 million. This is offset by the $0.7 million gain on the sale of a company-owned property that was sold in March 2006.

Interest expense. Interest expense was $8.3 million in the nine months ended September 30, 2006, compared to $6.5 million for the same period in the prior year. The increase reflects higher interest rates coupled with a $0.4 million charge relating to deferred financing charges under the initial Note Purchase Agreement with ACAS.
Income taxes. Income tax expense for the nine months ended September 30, 2006 was $2.9 million, compared to $5.4 million for the same period a year ago. Our estimated effective tax rate was 37% for the nine months ended September 30, 2006, versus 34% for the same period in 2005. The increase in our effective tax rate in 2006 was due primarily to the cessation of income tax incentive programs for our Lifestyle Footwear, Inc. and Five Star Enterprises Ltd. operations.
Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness. In January 2005, we incurred additional indebtedness to fund our acquisition of EJ Footwear as described below.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $4.6 million for the first nine months of 2006, compared to $4.3 million for the same period in 2005. Capital expenditures for all of 2006 are anticipated to be approximately $5.5 million.
In conjunction with the completion of our acquisition of EJ Footwear in January 2005, we entered into agreements with GMAC and ACAS for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear and replace our prior $45 million revolving credit facility. Under the terms of the agreements, the interest rates and repayment terms were: (1) a five-year, $100 million revolving credit facility with an interest rate of LIBOR plus 2.5% or prime plus 1.0%; (2) an $18 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75%, payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.
In June 2006, we amended our debt agreement with GMAC to include a new three-year, $15 million term loan with an interest rate of (1) LIBOR plus 3.25% or (2) prime plus 1.75%, payable over three years beginning in September 2006. The proceeds from the new term loan were used to pay down the $30 million ACAS term loan. In conjunction with this repayment, we amended the terms of the ACAS term loan, including lowering the interest rate to LIBOR plus 6.5%, adjusting the repayment schedule to reflect the lower loan balance payable in equal installments from August 2009 to January 2011, and modifying certain restrictive loan covenants.

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2006, we had $89.7 million in borrowings under this facility and total capacity of $94.0 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. As of September 30, 2006, we were in compliance with all of these loan covenants except for minimum EBITDA, senior and total leverage. We have received waivers from the lending institutions regarding these covenants. Costs associated with the obtaining the waivers totaled $275,000 and will be reflected in our fourth quarter operating results.
In November 2006, we amended the terms of the restrictive covenants through December 2007, pertaining to minimum EBITDA, senior and total leverage, and fixed charges, contained within our debt agreement with GMAC and our term loan agreement with ACAS. Additionally, the amendment to the term loan agreement with ACAS increased the interest rate to LIBOR plus 8.5%.
We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Operating Activities. Cash used in operating activities totaled $18.1 million in the first nine months of 2006, compared to $15.2 million in the same period of 2005. Cash used in operating activities was impacted by a seasonal buildup of both inventories and accounts receivable, and an increase in accounts payable reflecting payments due to overseas vendors.
Investing Activities. Cash used in investing activities was $2.9 million for the first nine months of 2006, compared to a usage of cash of $97.2 million in 2005. Cash used by investing activities in 2006 reflects an investment in property plant and equipment of $4.6 million, offset by the sale of the Harper Street warehouse facility for $1.9 million. Our acquisition of EJ Footwear for $92.9 million and investment in property plant and equipment of $4.3 million impacted 2005 expenditures. Our 2006 expenditures primarily relate to investments in production equipment and expansion of workspace at our office building to accommodate the relocation of the EJ Footwear operations.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2006 was $21.7 million, reflecting an increase in net borrowings under the revolving credit facility of $30.2 million, a new $15.0 million term loan, and proceeds from the exercise of stock options of $0.3 million, partially offset by repayments on long-term debt of $23.2 million and debt financing costs of $0.6 million. As described above, the proceeds from the new $15 million term loan were used to repay $15 million of existing debt that bore a higher interest rate. Cash provided by financing activities for the nine months ended September 30, 2005 was $109.4 million, which was comprised of the cash proceeds from debt financing of $111.0 million, primarily used to fund the acquisition of EJ Footwear, and proceeds from the exercise of stock options of $0.8 million, partially offset by debt financing costs of $2.3 million.

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
Our management regularly reviews our accounting policies to make certain they are current and also to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our operating results and financial condition. These include, but are not limited to, matters related to accounts receivable, inventories, pension benefits and income taxes. Implementation of these accounting policies includes estimates and judgments by management based on historical experience and other factors believed to be reasonable. This may include judgments about the carrying value of assets and liabilities based on considerations that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment at least annually or whenever there is an indication that may create impairment. None of our intangibles were impaired as of September 30, 2006.
Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2006. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we have recognized a charge for previously unrecognized service costs of approximately $0.4 million during the nine-month period ended September 30, 2006.

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
Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 6. EXHIBITS.

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

Rocky Brands, Inc.
Date: November 8, 2006	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.