Form 10-K
period 2006-12-31
ROCKY BRANDS, INC.
filed 2007-03-15
CIK 895456

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-21026
ROCKY BRANDS, INC.
(Exact name of Registrant as specified in its charter)

Ohio	No. 31-1364046
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
39 East Canal Street
Nelsonville, Ohio 45764
(Address of principal executive offices, including zip code)
(740) 753-1951
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	The NASDAQ Stock Market, Inc.
Preferred Stock Purchase Rights	The NASDAQ Stock Market, Inc
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $105,909,129 on June 30, 2006.
There were 5,456,163 shares of the Registrant’s Common Stock outstanding on March 9, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in “Item 1A, Risk Factors.” The Company undertakes no obligation to publicly update or revise any forward-looking statements.
PART I
ITEM 1. BUSINESS.
All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and Subsidiaries.
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
Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh Safety Shoes mobile and retail stores (including a fleet of 78 trucks, supported by 40 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.
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

Competitive Strengths
Our competitive strengths include:
•	Strong portfolio of brands. We believe the Rocky Outdoor Gear, Georgia Boot, Durango, Lehigh and Dickies brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, duty and western. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our owned brands.

•	Commitment to product innovation. We believe a critical component of our success in the marketplace has been a result of our continued commitment to product innovation. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features and designs. We have a dedicated group of product design and development professionals, including well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace.

•	Long-term retailer relationships. We believe that our long history of designing, manufacturing and marketing premium quality, branded footwear has enabled us to develop strong relationships with our retailers in each of our distribution channels. We reinforce these relationships by continuing to offer innovative footwear products, by continuing to meet the individual needs of each of our retailers and by working with our retailers to improve the visual merchandising of our products in their stores. We believe that strengthening our relationships with retailers will allow us to increase our presence through additional store locations and expanded shelf space, improve our market position in a consolidating retail environment and enable us to better understand and meet the evolving needs of both our retailers and consumers.

•	Diverse product sourcing and manufacturing capabilities. We believe our strategy of utilizing both company operated and third party facilities for the sourcing of our products offers several advantages. Operating our own facilities significantly improves our knowledge of the entire production process, which allows us to more efficiently source product from third parties that is of the highest quality and at the lowest cost available. We intend to continue to source a higher proportion of our products from third party manufacturers, which we believe will enable us to obtain high quality products at lower costs per unit.
Growth Strategy
We intend to increase our sales through the following strategies:
•	Expand into new target markets under existing brands. We believe there is significant opportunity to extend certain of our brands into our other target markets. We intend to continue to introduce products across varying feature sets and price points in order to meet the needs of our retailers.

•	Increase apparel offerings. We believe the long history and authentic heritage of our owned brands provide significant opportunity to extend each of these brands into complementary apparel. We intend to continue to increase our Rocky apparel offerings and believe that similar opportunities exist for our Georgia Boot and Durango brands in their respective markets.

•	Cross-sell our brands to our retailers. The acquisition of EJ Footwear expanded our distribution channels and diversified our retailer base. We believe that many retailers of our existing and acquired brands target consumers with similar characteristics and, as a result, we believe there is significant opportunity to offer each of our retailers a broader assortment of footwear and apparel that target multiple markets and span a range of feature sets and price points.

•	Expand our retail sales through Lehigh. We believe that our Lehigh mobile and retail stores offer us an opportunity to significantly expand our direct sales of work-related footwear. We intend to grow our Lehigh business by adding new customers, expanding the portfolio of brands we offer and increasing our footwear and apparel offerings. In addition, over time, we plan to upgrade the locations of some of our mini-stores, as well as expand the breadth of products sold in these stores.

•	Continue to add new retailers. We believe there is an opportunity to add additional retailers in certain of our distribution channels. We have identified a number of large, national footwear retailers that target consumers whom we believe identify with the Georgia Boot, Durango and Dickies brands.

•	Acquire or develop new brands. We intend to continue to acquire or develop new brands that are complementary to our portfolio and could leverage our operational infrastructure and distribution network.
Product Lines
Our product lines consist of high quality products that target the following markets:
•	Outdoor. Our outdoor product lines consist of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping or hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace. Our outdoor product lines consist of all-season sport/hunting footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoorsmen comfortable on rugged terrain or in extreme weather conditions.

•	Work. Our work product lines consist of footwear and apparel marketed to industrial and construction workers, as well as workers in the hospitality industry, such as restaurants or hotels. All of our work products are specially designed to be comfortable, incorporate safety features for specific work environments or tasks and meet applicable federal and other standards for safety. This category includes products such as safety toe footwear for steel workers and non-slip footwear for kitchen workers.

•	Duty. Our duty product line consists of footwear products marketed to law enforcement, security personnel and postal employees who are required to spend a majority of time at work on their feet. All of our duty footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable. Duty footwear is generally designed to fit as part of a uniform and typically incorporates stylistic features, such as black leather uppers in addition to the comfort features that are incorporated in all of our footwear products.

•	Western. Our western product line currently consists of authentic footwear products marketed to farmers and ranchers who generally live in rural communities in North America. We also selectively market our western footwear to consumers enamored with the western lifestyle.
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
Sales and Distribution
Our products are distributed through three distinct business segments: wholesale, retail and military. You can find more information regarding our three business segments in Note 15 to our consolidated financial statements.
Wholesale
In the U.S., we distribute Rocky Outdoor Gear, Georgia Boot, Durango and Dickies products through a wide range of wholesale distribution channels. As of December 31, 2006, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.
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
Our wholesale distribution channels vary by market:
•	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, catalogs and mass merchants.

•	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores and hardware stores. In addition to these retailers, we also market Dickies work-related footwear to select large, national retailers.

•	Our duty products are sold primarily through uniform stores and catalog specialists.

•	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores and more recently, fashion oriented footwear retailers.
Retail
We market products directly to consumers through three retail strategies: mobile and retail stores, our outlet store and our websites.
Mobile and Retail Stores
Lehigh markets branded work footwear, principally through mobile stores, to industrial and hospitality related corporate customers across the U.S. We work closely with our customers to select footwear products best suited for the specific safety needs of their work site and that meet the standards determined by the Occupational Safety & Health Administration or other standards required by our customers. Our customers include large, national companies such as 3M, Abbott Laboratories, Alcoa, Carnival Cruise Lines, Federal Express, IBM and Texas Instruments.

Our seventy-eight Lehigh mobile trucks, supported by our thirty-eight small warehouses, are stocked with work footwear, as established by the specific needs of our customers, and typically include our owned brands augmented by branded work footwear from third parties including Dunham, Skechers and Timberland Pro. Prior to a scheduled site visit, Lehigh sales managers consult with our corporate customers to ensure that our trucks are appropriately stocked for their specific needs. Our trucks then perform a site visit where customer employees select work related footwear and apparel. Our corporate customers generally purchase footwear or provide payroll deduction plans for footwear purchases by their employees. We believe that our ability to service work sites across the U.S. allows us to effectively compete for large, national customers who have employees located throughout the U.S.
We also operate thirty-eight mini-stores located in our small warehouses, which are primarily situated in industrial parks. Over time, we intend to improve some of these locations to sites that experience higher foot traffic in order to better utilize our retail square footage and leverage our fixed costs. We also intend to expand the breadth and depth of products sold in these mini-stores to include casual and outdoor footwear and apparel to offer a broader range of products to our consumers. We recently began testing this concept in two stores located in Wisconsin.
Outlet Store
We operate the Rocky Outdoor Gear outlet store in Nelsonville, Ohio. Our outlet store primarily sells first quality or discontinued products in addition to a limited amount of factory damaged goods. Related products from other manufacturers are also sold in the store. Our outlet store allows us to showcase the breadth of our product lines as well as to cost-effectively sell slow moving inventory. Our outlet store also provides an opportunity to interact with consumers to better understand their needs.
Websites
We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.lehighsafetyshoes.com, www.slipgrips.com and www.bootsunlimited.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products.
Military
While we are focused on continuing to build our wholesale and retail business, we also actively bid on footwear contracts with the U.S. military, which requires products to be made in the U.S. Our manufacturing facilities in Puerto Rico, a U.S. territory, allow us to competitively bid for such contracts. In February 2005, we were awarded a $21 million order from the U.S. military for production of infantry combat boots that was completed in 2005. We currently have outstanding bids on which we are waiting for a response. However, there is no assurance that we will continue to be awarded contracts by the U.S. military.
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
We have focused the majority of our advertising efforts on consumers. A key component of this strategy includes advertising through targeted national and local cable programs and print publications aimed at audiences that share the demographic profile of our typical customers. For example, we advertise in such print publications as Outdoor Life, American Hunter and BassMaster, on targeted cable broadcasts, including NASCAR, Bass Pro Outdoors, Knight & Hale Ultimate Hunt, North American White Tail and Mossy Oaks Hunting the Country, appearing on such cable channels as The Outdoor Channel, The SPEED Channel, Outdoor Life Network and ESPN. In addition, we promote our products on national radio broadcasts and through event sponsorship. We are a title sponsor of the Professional Bull Riders, which is broadcasted on Outdoor Life Network and NBC, and provides significant national exposure for all of our brands. We also sponsor Tony Mendes, an accomplished and well known professional bull rider. Our print advertisements and television commercials emphasize the technical features of our products as well as their high quality, comfort, functionality and durability.

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
Manufacturing and Sourcing
We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third party facilities, primarily in China. We do not have long-term contracts with any of our third party manufacturers. Two of our third party manufacturers in China, with which we have had relationships for over 20 years, and that have historically accounted for a significant portion of our manufacturing, represented approximately 33% and 11%of our net sales in 2006. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial business that requires production by a U.S. manufacturer. Sourcing products from offshore third party facilities generally enables us to lower our costs per unit while maintaining high product quality, as well as limits the capital investment required to establish and maintain company operated manufacturing facilities. We expect that a greater portion of our products will be sourced from third party facilities in the future as a result of our acquisition of EJ Footwear, which sourced all of its products from third parties. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.
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
Our products are distributed in the U.S. and Canada from our finished goods distribution facilities located near Logan, Ohio and Waterloo, Ontario, respectively. With the acquisition of EJ Footwear, our products are also distributed in the U.S. from a third party distribution facility in Tunkhannock, Pennsylvania. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico.

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
Backlog
At December 31, 2006, our backlog was $10.3 million compared to $6.6 million at December 31, 2005. Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by retailers prior to shipment without penalty.
Patents, Trademarks and Trade Names
We own numerous design and utility patents for footwear, footwear components (such as insoles and outsoles) and outdoor apparel in the U.S. and in foreign countries including Canada, Mexico, China and Taiwan. We own U.S. and certain foreign registrations for the trademarks used in our business, including our marks Rocky, Rocky Outdoor Gear, Georgia Boot, Durango and Lehigh. In addition, we license trademarks, including Dickies, Gore-Tex, Michelin and Zumfoot, in order to market our products. We have an exclusive license through December 31, 2007 to use the Dickies brand for footwear in our target markets. Our license with Dickies may be terminated by Dickies prior to December 31, 2007 if we do not achieve certain minimum net shipments in a particular year. While we have an active program to protect our intellectual property by filing for patents and trademarks, we do not believe that our overall business is materially dependent on any individual patent or trademark. We are not aware of any infringement of our intellectual property rights or that we are infringing any intellectual property rights owned by third parties. Moreover, we are not aware of any material conflicts concerning our trademarks or our use of trademarks owned by others.
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
Employees
At December 31, 2006, we had approximately 1,325 employees. Approximately 800 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees is represented by a union. We believe our relations with our employees are good.
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
Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative, or SG&A, expenses, and there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in our SG&A expenses could adversely impact our results of operations and cash flows.
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
If any of these factors were to render the conduct of business in these countries undesirable or impracticable, we would have to manufacture or source our products elsewhere. There can be no assurance that additional sources or products would be available to us or, if available, that these sources could be relied on to provide product at terms favorable to us. The occurrence of any of these developments would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our success depends on our ability to anticipate consumer trends.
Demand for our products may be adversely affected by changing consumer trends. Our future success will depend upon our ability to anticipate and respond to changing consumer preferences and technical design or material developments in a timely manner. The failure to adequately anticipate or respond to these changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Loss of services of our key personnel could adversely affect our business.
The development of our business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman and Chief Executive Officer, David Sharp, President and Chief Operating Officer, and James McDonald, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Brooks has an at-will employment agreement with us. The employment agreement provides that in the event of termination of employment, he will receive a severance benefit and may not compete with us for a period of one year. None of our other executive officers and key employees have an employment agreement with our company. The loss of the services of any of these officers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We depend on a limited number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.
We purchase raw materials from a number of domestic and foreign sources. We do not have any long-term supply contracts for the purchase of our raw materials, except for limited blanket orders on leather. The principal raw materials used in the production of our footwear, in terms of dollar value, are leather, Gore-Tex waterproof breathable fabric, Cordura nylon fabric and soling materials. Availability or change in the prices of our raw materials could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We currently have a licensing agreement for the use of Gore-Tex waterproof breathable fabric, and any termination of this licensing agreement could impact our sales of waterproof products.
We are currently one of the largest customers of Gore-Tex waterproof breathable fabric for use in footwear. Our licensing agreement with W.L. Gore & Associates, Inc. may be terminated by either party upon advance written notice to the other party by October 1 for termination effective December 31 of that same year. Although other waterproofing techniques and materials are available, we place a high value on our Gore-Tex waterproof breathable fabric license because Gore-Tex has high brand name recognition with our customers. The loss of our license to use Gore-Tex waterproof breathable fabric could have a material adverse effect on our competitive position, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently have a licensing agreement for the use of the Dickies trademark, and any termination of this licensing agreement could impact our sales and growth strategy.
We have an exclusive license through December 31, 2007 to use the Dickies brand on all footwear products, except nursing shoes. The Dickies brand is well recognized by consumers and we plan to introduce value priced Dickies footwear targeting additional markets, including outdoor, duty and western. Our license with Dickies may be terminated by Dickies prior to December 31, 2007 if we do not achieve certain minimum net shipments in a particular year. Furthermore, it is not certain whether we will be able to renew our license to use the Dickies brand after the expiration or termination of the current license. The loss of our license to use the Dickies brand could have a material adverse effect on our competitive position and growth strategy, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In past years, our effective tax rate typically has been substantially below the United States federal statutory rates. We have paid minimal income taxes on income earned by our subsidiary in Puerto Rico due to tax credits afforded us under Section 936 of the Internal Revenue Code and local tax abatements. However, Section 936 of the Internal Revenue Code has been repealed so that future tax credits available to us were capped in 2005 and terminated in 2006. In addition, our local tax abatements in Puerto Rico are scheduled to expire in 2009. In 2004, we elected to repatriate $3.0 million of earnings and accrued $157,000 of related taxes under the American Jobs Creation Act of 2004. During 2005, the $3.0 million of previously undistributed earnings was repatriated. As a result of the above, our effective tax rate for 2006 increased to 36.6% compared to 32.5% for 2005, as a higher percentage of profits are taxed at U.S. tax rates. At December 31, 2006, approximately $10.1 million of undistributed earnings remain that would become taxable upon repatriation to the United States. No income taxes are provided for the remaining undistributed earnings.

Our future tax rate will vary depending on many factors, including the level of relative earnings and tax rates in each jurisdiction in which we operate and the repatriation of any foreign income to the United States. We cannot anticipate future changes in such laws. Increases in effective tax rates or changes in tax laws may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We must comply with the restrictive covenants contained in our revolving credit facility.
Our credit facility and term loan agreement require us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on our financial condition. As of December 31, 2006, we were in compliance with certain financial restrictive covenants; however the margin of compliance was minimal. These covenants become more restrictive during 2007 and, after December 2007, revert to more restrictive covenants contained in our original agreements entered into after the acquisition of EJ Footwear. We must improve our operating results and cash flows, or take other action, to meet the covenants in the future.
We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.
The footwear and apparel industries are intensely competitive, and we expect competition to increase in the future. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do, as well as greater brand awareness in the footwear market. Our ability to succeed depends on our ability to remain competitive with respect to the quality, design, price and timely delivery of products. Competition could materially adversely affect our business, financial condition, results of operations and cash flows.
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

We are subject to certain environmental and other regulations.
Some of our operations use substances regulated under various federal, state, local and international environmental and pollution laws, including those relating to the storage, use, discharge, disposal and labeling of, and human exposure to, hazardous and toxic materials. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes or incur other significant expenses. In addition, we could incur costs, fines and civil or criminal sanctions, third party property damage or personal injury claims or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under any environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. There can be no assurance that violations of environmental laws or regulations have not occurred in the past and will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes, and any such violations could harm our business, financial condition, results of operations and cash flows.
If our efforts to establish and protect our trademarks, patents and other intellectual property are unsuccessful, the value of our brands could suffer.
We regard certain of our footwear designs as proprietary and rely on patents to protect those designs. We believe that the ownership of patents is a significant factor in our business. Existing intellectual property laws afford only limited protection of our proprietary rights, and it may be possible for unauthorized third parties to copy certain of our footwear designs or to reverse engineer or otherwise obtain and use information that we regard as proprietary. If our patents are found to be invalid, however, to the extent they have served, or would in the future serve, as a barrier to entry to our competitors, such invalidity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our investments in infrastructure and product inventory are based on sales forecasts and are necessarily made in advance of actual sales. The markets in which we do business are highly competitive, and our business is affected by a variety of factors, including brand awareness, changing consumer preferences, product innovations, susceptibility to fashion trends, retail market conditions, weather conditions and economic and other factors. One of our principal challenges is to improve our ability to predict these factors, in order to enable us to better match production with demand. In addition, our growth over the years has created the need to increase the investment in infrastructure and product inventory and to enhance our systems. To the extent sales forecasts are not achieved, costs associated with the infrastructure and carrying costs of product inventory would represent a higher percentage of revenue, which would adversely affect our business, financial condition, results of operations and cash flows.
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
A continued shift in the marketplace from traditional independent retailers to large discount mass merchandisers has increased the pressure on many footwear manufacturers to sell products to these mass merchandisers at less favorable margins. Because of competition from large discount mass merchandisers, a number of our small retailing customers have gone out of business, and in the future more of these customers may go out of business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We own, subject to a mortgage, our 25,000 square foot executive offices that are located in Nelsonville, Ohio which are utilized by all segments. Our 192,000 square foot finished goods distribution facility near Logan, Ohio is utilized by the Wholesale segment. We own outright our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our Retail segment. We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the Wholesale and Military segments. These leases expire in 2009. In the Dominican Republic, we lease an 82,000 square foot manufacturing facility under a lease expiring in 2009 and lease an additional stand-alone 37,000 square foot building, which is on a month to month basis and is utilized by our Wholesale segment. In Waterloo, Ontario, we lease a 30,300 square foot distribution facility under a lease expiring in 2012 which is utilized by our Wholesale segment.
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
Market:

Quarter Ended	High	Low
March 31, 2005	$36.44	$25.31
June 30, 2005	$33.79	$25.00
September 30, 2005	$32.25	$27.50
December 31, 2005	$30.62	$21.56
March 31, 2006	$26.50	$19.00
June 30, 2006	$26.70	$20.80
September 30, 2006	$22.65	$9.73
December 31, 2006	$17.49	$11.45
On March 9, 2007, the last reported sales price of our common stock on the NASDAQ National Market was $11.03 per share. As of March 9, 2007, there were 100 shareholders of record of our common stock.
We presently intend to retain our earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings and financial condition, our need for funds and other factors. Presently, our credit facility restricts the payment of dividends on our common stock. At December 31, 2006, we had no retained earnings available for distribution.

Performance Graph
The following performance graph compares our performance of the Company with the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2001, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rocky Brands, Inc., The NASDAQ Composite Index
And The S & P Footwear Index

	12/01	12/02	12/03	12/04	12/05	12/06
Rocky Brands, Inc.	100.00	90.81	388.04	516.46	422.18	279.38
NASDAQ Composite	100.00	68.85	101.86	112.16	115.32	127.52
S & P Footwear	100.00	82.99	126.87	166.84	167.82	197.02

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2007 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
ROCKY BRANDS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/06	12/31/05	12/31/04	12/31/03	12/31/02
Income Statement Data
Net sales	$263,491	$296,023	$132,249	$106,165	$88,959
Gross margin (% of sales)	41.5%	37.6%	29.2%	30.9%	26.3%
Net income	$4,819	$13,014	$8,594	$6,039	$2,843

Per Share
Net income
Basic	$0.89	$2.48	$1.89	$1.44	$0.63
Diluted	$0.86	$2.33	$1.74	$1.32	$0.62

Weighted average number of common shares outstanding
Basic	5,392	5,258	4,557	4,190	4,500
Diluted	5,578	5,585	4,954	4,561	4,590

Balance Sheet Data
Inventories	$77,949	$75,387	$32,959	$38,068	$23,182
Total assets	$246,356	$236,134	$96,706	$86,175	$68,417
Working Capital	$135,569	$119,278	$55,612	$54,210	$41,751
Long-term debt, less current maturities	$103,203	$98,972	$10,045	$17,515	$10,488
Stockholders’ equity	$104,128	$99,093	$71,371	$58,385	$52,393
The 2006 and 2005 financial data reflects the acquisition of the EJ Footwear group.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2006, and our capital resources and liquidity as of December 31, 2006 and 2005. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.
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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten-thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh Safety Shoes mobile and retail stores (including a fleet of 78 trucks, supported by 40 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.
2006 OVERVIEW
Highlights of our 2006 financial performance include the following:
•	Net sales, led by decreases of approximately $26.6 million in sales to the U.S. military, decreased to $263.5 million from $296.0 million in 2005.

•	Our gross profit decreased to $109.3 million from $111.2 million the prior year. Gross profit margin was 41.5% versus 37.6% in 2005, primarily due to the decrease in sales to the U.S. military, which carry lower gross margins than our wholesale and retail sales.

•	Net income decreased to $4.8 million compared to $13.0 million the prior year. Diluted earnings per common share decreased to $.86 in 2006 versus $2.33 per diluted share in 2005.

•	Capital expenditures were $5.6 million in 2006 and $6.1 million in 2005. 2006 expenditures included the renovation of an executive building to accommodate the consolidations of several operating departments to Nelsonville, Ohio, following the EJ Footwear Group acquisition.

•	Debt (total debt minus cash, cash equivalents) was $106.8 million or 49.7% of total capitalization at December 31, 2006 compared to $103.8 million or 50.7% of total capitalization at year-end 2005. Total debt was $110.5 million or 51.5% of total capitalization at December 31, 2006 compared to $105.4 million or 51.5% of total capitalization at December 31, 2005. The increased debt was to fund working capital.
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

PERCENTAGE OF NET SALES
The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.5%	62.4%	70.8%

Gross margin	41.5%	37.6%	29.2%
SG&A expense	34.3%	28.1%	19.4%

Income from operations	7.2%	9.5%	9.8%

Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Net sales. Net sales decreased 11% to $263.5 million for 2006 compared to $296.0 million the prior year. Wholesale sales decreased $6.8 million to $203.2 million for 2006 compared to $209.9 million for 2005. The $8.9 million decreases in sales in our outdoor footwear and apparel categories, which were impacted by unseasonably warm weather in late 2005, were partially offset by increases in sales in our work, western and duty footwear categories. Retail sales increased $0.8 million to $59.2 million in 2006 compared to $58.4 million for 2005. Military segment sales, which occur from time to time, were $1.1 million for 2006 compared to $27.7 million in 2005. Average list prices for our footwear, apparel and accessories were similar in 2006 compared to 2005.
Gross margin. Gross margin decreased to $109.3 million or 41.5% of net sales for 2006 compared to $111.2 million or 37.6% of net sales for the prior year. The increase in basis points is primarily attributable to a reduction in lower margin military sales in 2006. Wholesale gross margin for 2006 was $79.0 million, or 38.9% of net sales, compared to $76.4 million, or 36.4% of net sales in 2005. The increase in basis points reflects an increase mix of sales of work and western products, which carry higher gross margins than outdoor products. Retail gross margin for 2006 was $30.2 million, or 51.0% of net sales, compared to $30.3 million, or 51.9% of net sales, in 2005. Military gross margin in 2006 was $0.1 million, or 9.5% of net sales, compared to $4.5 million, or 16.4% of net sales in 2005.
SG&A expenses. SG&A expenses were $90.4 million, or 34.3% of net sales in 2006 compared to $83.2 million, or 28.1% of net sales for 2005. The net change reflects an increase in payroll and healthcare costs of $3.0 million that includes a $0.4 million pension curtailment charge relating to freezing the non-union pension plan, $0.4 million for the adoption of the stock compensation accounting standard, trademark impairment charge of $0.8 million, higher advertising expenses of $0.6 million, higher trade show expenses of $0.6 million, and additional professional fees $0.4 million. This is offset by the $0.7 million gain on the sale of a company-owned property that was sold in March 2006.
Interest expense. Interest expense was $11.6 million in 2006, compared to $9.3 million for the prior year. The increase was primarily due to higher interest rates and borrowing level.
Income taxes. Income tax expense for 2006 was $2.8 million, compared to $6.3 million in 2005. Our effective tax rate was 36.6% for 2006, versus 32.5% for 2005. The increase in our effective tax rate in 2006 was due primarily to the cessation of income tax incentive programs for our Lifestyle Footwear, Inc. and Subpart F tax at our Five Star Enterprises Ltd. operations, offset by a lower effective state income tax rate.
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
Over the last several years our principal uses of cash have been for our acquisition of EJ Footwear as well as for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital increased to $135.6 million at December 31, 2006, compared to $119.3 million at the end of the prior year.
Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $5.6 million for 2006 and $6.1 million in 2005. Capital expenditures for 2007 are anticipated to be approximately $6.0 million.
In conjunction with the completion of our 2005 acquisition of EJ Footwear, we entered into agreements with GMAC Commercial Finance LLC (“GMAC”); and American Capital Financial Services, Inc., as agent, and American Capital Strategies, Ltd., as lender (collectively, “ACAS”) for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear. Under the terms of the agreements, the interest rates and repayment terms were: (1) a five-year $100 million revolving credit facility with an interest rate of LIBOR plus 2.5% or prime plus 1.0%; (2) an $18 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75%, payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.

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
The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2006, we had $74.7 million in borrowings under this facility and total capacity of $88.5 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. At December 31, 2006, we had no retained earnings available for dividends. In November 2006, we amended the terms of the restrictive covenants through December 2007 pertaining to minimum EBITDA, senior and total leverage, and fixed charges. This amendment increased the interest rate on borrowings under the ACAS agreement to LIBOR plus 8.5%.
As of December 31, 2006, we were in compliance with these restrictive covenants; however, the margin of compliance was minimal. These covenants become more restrictive during 2007 and, after December 2007, revert to more restrictive covenants contained in the original agreements. We must improve our operating results and cash flows, or take other action, to meet the covenants in the future. Any failure by us to comply with the restrictive covenants could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding hereunder to be due and payable, which could have a material adverse effect on our financial condition.
We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Cash Flows

Cash Flow Summary
($ in millions)	2006	2005	2004
Cash provided by (used in):
Operating activities	$0.7	$8.4	$7.6
Investing activities	(3.9)	(99.4)	(5.5)
Financing activities	5.3	87.5	0.8

Net change in cash and cash equivalents	$2.1	$(3.5)	$2.9

Operating Activities. Net cash provided by operating activities totaled $0.7 million for Fiscal 2006, compared to $8.4 million for Fiscal 2005, and $7.6 million for Fiscal 2004. Principal uses of net cash compared to the prior year included a $2.2 million increase in accounts receivable-trade related to wholesale sales growth in the fourth quarter, a $2.6 million increase in inventories to support anticipated sales growth in the first quarter of 2007, a $2.3 million increase in income tax receivable and a $2.9 million decrease in accounts payable during 2006. The principal uses of net cash in 2005 included a $6.6 million increase in accounts receivable-trade and $7.8 million increase in inventories during 2005, which was partially offset by a $1.1 million reduction in other assets and a $2.8 million increase in accounts payable. The principal uses of net cash in 2004 included a $7.9 million increase in accounts receivable that was partially offset by a $5.1 million reduction in inventories.

Investing Activities. Net cash used in investing activities was $3.9 million in Fiscal 2006 compared to $99.4 million in Fiscal 2005 and $5.5 million in 2004. The principal use of cash in 2006 was capital expenditures relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. The principal uses of cash in 2005 were for the acquisition of the EJ Footwear Group ($93.1 million) and the purchase of fixed assets ($6.1 million). The principal use of cash in 2004 was for the purchase of fixed assets.
Financing Activities. Cash provided by financing activities during 2006 was $5.3 million compared to $87.5 million in 2005 and $0.8 million in 2004. Proceeds and repayments of the revolving credit facility reflects daily cash disbursement and deposit activity. The Company’s financing activities during 2006 included cash proceeds from the issuance of debt of $30.1 million and proceeds from the exercise of stock options and related tax benefits of $0.8 million, offset by debt repayments of $25.0 million and debt financing costs of $0.6 million. The Company’s financing activity during 2005 included cash proceeds from the issuance of debt of $96.0 million principally to finance the EJ Footwear acquisition and proceeds from the exercise of stock options of $1.1 million, offset by debt repayments of $7.2 million and debt financing costs of $2.4 million. The Company’s financing activity during 2004 included proceeds from the exercise of stock options of $2.2 million, which was offset by a reduction in borrowings by $1.5 million.
Borrowings and External Sources of Funds
Our borrowings and external sources of funds were as follows at December 31, 2006 and 2005:

	December 31
($ in millions)	2006	2005
Revolving credit facility	$74.7	$59.6
Term loans	32.5	41.3
Real estate and other obligations	3.3	4.5

Total debt	110.5	105.4

Lesss current maturities	7.3	6.4

Net long-term debt	$103.2	$99.0

Our real estate obligations were $3.3 million at December 31, 2006. The mortgage financing, completed in 2000, includes two of our facilities, with monthly payments of approximately $0.1 million through 2014.
We lease certain machinery, trucks, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $2.1 million, $1.4 million, $0.8 million and $0.5 million for years 2007 through 2010, respectively, and $0.3 million for 2011, or approximately $5.0 million in total.
We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. We plan on exploring options to refinance our revolving credit line and term debt at more favorable interest rates in 2007.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2006 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2006:

	Payments due by Year
	$ millions
		Less Than 1			Over 5
	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt	$110.5	$7.3	$15.3	$86.4	$1.5
Minimum operating lease commitments	5.0	2.1	2.2	0.7	—
Expected cash requirements for interest (1)	28.9	9.9	17.6	1.2	0.2

Total contractual obligations	$144.4	$19.3	$35.1	$88.3	$1.7

(1)	Assumes the following interest rates which are consistent with rates as of December 31, 2006: (1) 8.3% on the $100 million revolving credit facility; (2) 9.0% on the $18 million three-year term loan; (3) 9.0% on the $15 million three-year term loan; (4) 14.3% on the $15 million six-year term loan; and 8.275% on the $3.3 million mortgage loans.
From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2006, no such losses existed.
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
Inflation
Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2006 due to these factors. It is anticipated that inflationary pressures during 2007 will be offset through increases in sales and profitability, due to improved operating leverage in our business.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our management regularly reviews our accounting policies to make certain they are current and also provide readers of the consolidated financial statements with useful and reliable information about our operating results and financial condition. These include, but are not limited to, matters related to accounts receivable, inventories, intangibles, pension benefits and income taxes. Implementation of these accounting policies includes estimates and judgments by management based on historical experience and other factors believed to be reasonable. This may include judgments about the carrying value of assets and liabilities based on considerations that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Sales returns and allowances
We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 4.7% and 3.5% of sales for 2006 and 2005, respectively.
Inventories
Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable and we have been able to liquidate slow moving or obsolete inventories at amounts above cost through our factory outlet stores or through various discounts to customers. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of our inventory reserves and makes adjustments to them as required.
Management is currently pursuing reimbursement from the U.S. military for costs associated with raw material purchases of $1.6 million. These raw material purchases were made exclusively for production under a subcontract for the U.S. military. Subsequent to the purchase of raw materials, the subcontract was cancelled for convenience by the U.S. military. Management expects this matter to be resolved in 2007. No matters have occurred to indicate the reimbursement will not be made in full.
Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment annually, and more frequently, if necessary. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. Other assumptions include discount rates, royalty rates, cost of capital, and market multiples. Based upon our review, none of our intangibles were impaired as of December 31, 2006 with the exception of the Gates trademark.
Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover and discount rates. These assumptions are reviewed annually. See Note 10, “Retirement Plans,” to the consolidated financial statements for information on our plan and the assumptions used.

Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plan and reconciliation of accrued pension cost is determined annually as of December 31. Actual results would be different using other assumptions. On December 31, 2005 we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we recognized a charge of approximately $0.4 million in the first quarter of 2006 for previously unrecognized service costs. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or an additional accrual.
Income taxes
Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. At December 31, 2006, approximately $10.1 million of undistributed earnings remains that would become taxable upon repatriation to the United States.
RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”), “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation. Instruments having contingent cash settlement features are properly classified as equity if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control, and it is not probable that the event will occur. If the contingent event becomes probable, the instrument shall be accounted for as a liability. FSP FAS 123(R)-4 was adopted by us in the first quarter of 2006. The adoption of FSP FAS 123(R)-4 did not have a material impact on the Company’s consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. We have not determined the effects of adopting FIN 48.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation)” (“EITF 06-3”), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. We currently report sales net of sales tax. We do not anticipate the adoption of EITF 06-3 will have a material impact on our financial statements.
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
Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158, requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of Statement No. 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. In addition, Statement No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. However, the new measurement date requirement will not be effective until fiscal years ended after December 15, 2008. We utilize a measurement date of September 30th and will be required to change to December 31st. The adoption of Statement No. 158 as of December 31, 2006 resulted in a write-down of our pension asset by $1.6 million, increased accumulated other comprehensive loss by $1.0 million, and decreased deferred income tax liabilities by $0.6 million.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses diversity in practice when quantifying the effect of an error on financial statements. It provides guidance on the consideration of the effects of prior year misstatements in quantifying misstatements in current year financial statements. Our adoption of SAB 108, effective December 31, 2006, did not have a material impact on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for annual periods in fiscal years beginning after November 15, 2007. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event we elect the fair value option promulgated by this standard, the valuations of certain assets and liabilities may be impacted. The statement is applied prospectively upon adoption.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995
This Management’s Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, changing retail trends, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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
The following two items are market rate sensitive for interest rates for the Company: (1) long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2006 of $74.7 million, and (2) term loans (as described below) with balances at December 31, 2006 totaling $32.5 million.
On January 6, 2005, we entered into credit facilities with GMAC and ACAS totaling $148 million to fund the acquisition of EJ Footwear Group. The agreements included a $100 million revolving credit facility and term loans totaling $48 million with maturities between 2009 and 2012. Under the terms of the agreement, the interest rates and repayment terms were: (1) a five year $100 million revolving credit facility with an interest rate of LIBOR plus 2.5% or prime plus 1.0%; (2) a $18 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75% and payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with an interest rate of LIBOR plus 8.0% payable in equal installments from 2008 through 2011. In June 2006, we amended our debt agreement with GMAC to include a new three-year, $15 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75%, payable over three years beginning in September 2006. The proceeds from the new term loan were used to pay down a portion of the $30 million ACAS term loan. In conjunction with this repayment, we amended the terms of the ACAS term loan, including lowering the interest rate to LIBOR plus 6.5%, adjusting the repayment schedule to reflect the lower loan balance payable in equal installments from August 2009 to January 2011. In November 2006, we entered into an amendment our term loan agreement with ACAS that increased the interest rate to LIBOR plus 8.5%.
We do not have any interest rate management agreements as of December 31, 2006.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2006, 2005, and 2004, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-27 hereof and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
As part of our evaluation of the effectiveness of internal controls over financial reporting described below, we made certain improvements to our internal controls. However, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Item 9.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Rocky Brands, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rocky Brands, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph that as discussed in Note 12 to the consolidated financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for share-based compensation; in addition, as discussed in Note 10, the Company changed the manner in which it records the funded status of its defined benefit pension effective December 31, 2006.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 14, 2007

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 15, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and all employees. The Code of Business Conduct and Ethics is posted on our website at www.rockyboots.com. The Code of Business Conduct and Ethics may be obtained free of charge by writing to Rocky Brands, Inc., Attn: Chief Financial Officer, 39 East Canal Street, Nelsonville, Ohio 45764.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is included in the Company’s Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  SHAREHOLDER MATTERS.
The information required by this item is included in the Company’s Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item is included in the Company’s Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is included in the Company’s Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:
          (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2 - F-3

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	F-4
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	F-6
Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005, and 2004	F-7 - F-27
          (2) The following financial statement schedule for the years ended December 31, 2006, 2005, and 2004 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.
Schedule II — Consolidated Valuation and Qualifying Accounts.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.
(3) Exhibits:

Exhibit
Number	Description

3.1*	Second Amended and Restated Articles of Incorporation of the Company.

3.2*	Amendment to Company’s Second Amended and Restated Articles of Incorporation of the Company.

3.3	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the “Registration Statement”)).

4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company’s Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3	Articles I and II of the Company’s Code of Regulations (see Exhibit 3.3).

10.1	Form of Employment Agreement, dated July 1, 1995, for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the “1995 Form 10-K”)).

Exhibit
Number	Description

10.2	Information concerning Employment Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit 10.2 to the 1995 Form 10-K).

10.3	Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.4	Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.5	Form of Company’s amended 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).

10.6	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement).

10.7	Indemnification Agreement, dated December 21, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.8	Information concerning Indemnification Agreements substantially similar to Exhibit 10.7.

10.9	Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10	Company’s Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-8, registration number 333-67357).

10.11	Form of Stock Option Agreement under the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).

10.12	Form of Employment Agreement, dated September 7, 1995, for executive officers (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

10.13	Information covering Employment Agreements substantially similar to Exhibit 10.23 (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

10.14	Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.15	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,050,000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 30, 2000 Form 10-Q”)).

10.16	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,500,000 (incorporated by reference to Exhibit 10.2 to the June 30, 2000 Form 10-Q).

10.17	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $3,750,000 (incorporated by reference to Exhibit 10.3 to the June 30, 2000 Form 10-Q).

Exhibit
Number	Description

10.18	Company’s Second Amended and Restated 1995 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders held on May 15, 2002, filed on April 15, 2002).

10.19	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.20	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.21	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.23	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.24	Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, and GMAC Commercial Finance LLC, as Agent and as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 6, 2005, filed with the Securities and Exchange Commission on January 12, 2005).

10.25	Note Purchase Agreement, dated as of January 6, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Georgia Boot Properties LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, and Lehigh Safety Shoe Properties LLC, as Loan Parties, American Capital Financial Services, Inc., as Agent, and American Capital Strategies, Ltd., as Purchaser (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 6, 2005, filed with the Securities and Exchange Commission on January 12, 2005).

Exhibit
Number	Description

10.26	Amendment No. 1 to Loan and Security Agreement and Consent, dated as of January 19, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, Bank of America, N.A., as syndication agent and Royal Bank of Scotland PLC, as documentation agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 19, 2005, filed with the Securities and Exchange Commission on January 21, 2005).

10.27	Executive Employment Agreement, dated as of December 1, 2004, between Georgia Boot LLC and Thomas R. Morrison (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.28	Amendment No. 2 to Loan and Security Agreement and Consent, dated as of September 12, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.29	Amendment No. 3 to Loan and Security Agreement, dated as of June 28, 2006 , by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2006, filed with the Securities and Exchange Commission on July 5, 2006).

10.30	First Amendment to Note Purchase Agreement, dated as of January 28, 2006, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as the Loan Parties, the purchasers party thereto (each a “Purchaser” and collectively, the “Purchaser”), and American Capital Financial Services, Inc., as administrative and collateral agent for the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 28, 2006, filed with the Securities and Exchange Commission on July 5, 2006).

10.31	Amendment No. 4 to Loan and Security Agreement and Waiver, dated as of November 8, 2006 , by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 13, 2006).

10.32	Second Amendment to Note Purchase Agreement and Waiver, dated as of November 8, 2006, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as the Loan Parties, the purchasers party thereto (each a “Purchaser” and collectively, the

Exhibit
Number	Description

“Purchaser”), and American Capital Financial Services, Inc., as administrative and collateral agent for the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 13, 2006).

10.33	Description of the Material Terms of Rocky Brands, Inc.’s Bonus Plan for the Fiscal Year Ending December 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006, filed with the Securities and Exchange Commission on December 21, 2006).

10.34	Schedule of Outside Director Fees as of January 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2006, filed with the Securities and Exchange Commission on December 21, 2006).

10.35	Schedule of Named Executive Officer Base Salaries as of January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 15, 2006, filed with the Securities and Exchange Commission on December 21, 2006).

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99.1*	Report of Independent Registered Public Accounting Firm.

99.2*	Financial Statement Schedule.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.
The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.
Date: March 15, 2007	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice
President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mike Brooks Mike Brooks	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ James E. McDonald James E. McDonald	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

* Curtis A. Loveland Curtis A. Loveland	Secretary and Director	March 15, 2007

*J. Patrick Campbell J. Patrick Campbell	Director	March 15, 2007

* Glenn E. Corlett Glenn E. Corlett	Director	March 15, 2007

* Michael L. Finn Michael L. Finn	Director	March 15, 2007

*G. Courtney Haning G. Courtney Haning	Director	March 15, 2007

* Harley E. Rouda Harley E. Rouda	Director	March 15, 2007

* James L. Stewart James L. Stewart	Director	March 15, 2007

* By: /s/ Mike Brooks Mike Brooks, Attorney-in-Fact

ROCKY BRANDS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Rocky Brands, Inc.:
We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Brands, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 12 to the consolidated financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for share-based compensation. In addition, as discussed in Note 10, the Company changed the manner in which it records the funded status of its defined benefit pension effective December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 14, 2007

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$3,731,253	$1,608,680
Trade receivables — net	65,259,580	61,746,865
Other receivables	1,159,444	2,455,885
Inventories	77,948,976	75,386,732
Deferred income taxes	3,902,775	133,783
Income tax receivable	3,632,808	1,346,820
Prepaid expenses	1,581,303	1,497,411

Total current assets	157,216,139	144,176,176

FIXED ASSETS — net	24,349,674	24,342,250

PENSION ASSET	13,564	2,117,352

IDENTIFIED INTANGIBLES	37,105,291	38,320,828

GOODWILL	24,874,368	23,963,637

OTHER ASSETS	2,796,776	3,214,131

TOTAL ASSETS	$246,355,812	$236,134,374

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$10,162,291	$12,721,214
Current maturities — long term debt	7,288,474	6,400,416
Accrued expenses:
Salaries and wages	178,235	1,531,336
Co-op advertising	452,272	936,438
Interest	338,281	724,159
Taxes — other	552,782	603,435
Commissions	649,636	669,306
Other	2,025,079	1,312,203

Total current liabilities	21,647,050	24,898,507

LONG TERM DEBT-less current maturities	103,203,107	98,972,190

DEFERRED LIABILITIES:
Deferred income taxes	17,009,025	12,567,208
Other deferred liabilities	368,580	603,347

TOTAL LIABILITIES	142,227,762	137,041,252

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2006 - 5,417,198 and 2005 - 5,351,023; and additional paid-in capital	53,238,841	52,030,013
Accumulated other comprehensive loss	(993,182)	—
Retained earnings	51,882,391	47,063,109

Total shareholders’ equity	104,128,050	99,093,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$246,355,812	$236,134,374

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
NET SALES	$263,491,380	$296,022,614	$132,248,963

COST OF GOODS SOLD	154,173,994	184,793,488	93,606,600

GROSS MARGIN	109,317,386	111,229,126	38,642,363

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	90,386,072	83,164,758	25,617,944

INCOME FROM OPERATIONS	18,931,314	28,064,368	13,024,419

OTHER INCOME AND (EXPENSES):
Interest expense	(11,567,842)	(9,256,867)	(1,328,575)
Other — net	242,059	464,385	374,548

Total other — net	(11,325,783)	(8,792,482)	(954,027)

INCOME BEFORE INCOME TAXES	7,605,531	19,271,886	12,070,392

INCOME TAX EXPENSE	2,786,249	6,258,047	3,476,000

NET INCOME	$4,819,282	$13,013,839	$8,594,392

NET INCOME PER SHARE
Basic	$0.89	$2.48	$1.89
Diluted	$0.86	$2.33	$1.74

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,392,390	5,257,530	4,557,283

Diluted	5,578,176	5,584,771	4,953,529

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other		Total
	Shares		Comprehensive	Retained	Shareholders’
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE — December 31, 2003	4,360,400	$34,880,199	$(1,950,400)	$25,454,878	$58,384,677

YEAR ENDED DECEMBER 31, 2004
Net income				8,594,392	8,594,392
Minimum pension liability, net of tax benefit of $356,501			872,814		872,814

Comprehensive income					9,467,206
Stock issued and options exercised including related tax benefits	334,270	3,518,915			3,518,914

BALANCE — December 31, 2004	4,694,670	38,399,114	(1,077,586)	34,049,270	71,370,798

YEAR ENDED DECEMBER 31, 2005
Net income				13,013,839	13,013,839
Minimum pension liability, net of tax benefit of $387,649			1,077,586		1,077,586

Comprehensive income					14,091,425
Treasury stock purchased and retired	484,261	11,573,838			11,573,838
Stock issued and options exercised including related tax benefits	172,092	2,057,061			2,057,061

BALANCE — December 31, 2005	5,351,023	52,030,013	—	47,063,109	99,093,122

YEAR ENDED DECEMBER 31, 2006
Net income				4,819,282	4,819,282

Comprehensive income					4,819,282
Adoption of FAS 158, net of tax benefit of $583,298			(993,182)		(993,182)
Stock compensation expense		391,674			391,674
Stock issued and options exercised including related tax benefits	66,175	817,154			817,154

BALANCE — December 31, 2006	5,417,198	$53,238,841	$(993,182)	$51,882,391	$104,128,050

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,819,282	$13,013,839	$8,594,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,270,307	4,929,554	3,407,790
Deferred income taxes	345,350	1,134,840	1,316,065
Tax benefit related to stock options	—	774,183	1,205,300
Deferred compensation and pension	292,541	526,855	49,530
(Gain) loss on disposal of fixed assets	(557,938)	3,947	2,220
Stock compensation expense	391,674	192,368	66,885
Intangible impairment charge	762,000
Write off of deferred financing costs for repayment	382,144	—	—
Change in assets and liabilities (net of effect from acquisition in 2005):
Receivables	(2,216,274)	(6,563,373)	(7,934,739)
Inventories	(2,562,244)	(7,787,064)	5,109,063
Income tax receivable	(2,285,988)	917,711	(2,264,531)
Other current assets	(83,850)	(164,492)	456,620
Other assets	645,211	1,116,169	(1,333,747)
Accounts payable	(2,931,106)	2,797,873	1,557,084
Accrued and other liabilities	(1,580,592)	(2,427,247)	(2,628,448)

Net cash provided by operating activities	690,517	8,465,163	7,603,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,626,803)	(6,052,483)	(5,466,041)
Proceeds from sales of fixed assets	1,853,336	40,757	—
Acquisition of business	—	(93,097,923)	—
Investment in trademarks and patents	(120,606)	(328,522)	—

Net cash used in investing activities	(3,894,073)	(99,438,171)	(5,466,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	269,565,766	340,366,601	127,659,452
Repayments of revolving credit facility	(254,437,280)	(292,338,539)	(129,141,816)
Proceeds from long-term debt	15,000,000	48,000,000	—
Repayments of long-term debt	(25,009,511)	(7,192,020)	—
Debt financing costs	(610,000)	(2,405,723)	—
Proceeds from exercise of stock options	411,604	1,090,510	2,246,730
Tax benefit related to stock options	405,550	—	—

Net cash provided by financing activities	5,326,129	87,520,829	764,366

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,122,573	(3,452,179)	2,901,809

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,608,680	5,060,859	2,159,050

END OF PERIOD	$3,731,253	$1,608,680	$5,060,859

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Rocky Brands, Inc. (“Rocky.”) and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. (“Lifestyle”), Five Star Enterprises Ltd. (“Five Star”), Rocky Canada, Inc. (“Rocky Canada”), Rocky Brands Wholesale LLC and Rocky Brands Retail LLC, collectively referred to as the “Company.” All intercompany transactions have been eliminated.
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
Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of seventy-eight trucks, supported by thirty-eight small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.
We did not have any single customer account for more than 10% of consolidated net sales in 2006 and 2005. In 2004 we had one customer, which represented sales of military footwear under a subcontracting agreement, which accounted for 14% of consolidated net sales.
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

Trade Receivables — Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $838,000 and $985,000 at December 31, 2006 and 2005, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.
Concentration of Credit Risk — We have significant transactions with a large number of customers. No customer represented 10% of total accounts receivable — trade balance as of December 31, 2006 and 2005. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.
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
Advertising — We expense advertising costs as incurred. Advertising expense was approximately $8,252,000, $7,851,000, and $2,265,000 for 2006, 2005 and 2004, respectively.
Revenue Recognition — Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends.

Shipping and Handling Costs — In accordance with the Emerging Issues Tax Force (“EITF”) No. 00-10 “Accounting For Shipping and Handling Fees And Costs,” all shipping and handling costs billed to customers have been included in net sales. Shipping and handling costs are included in selling, general and administrative costs and totaled approximately $6,518,000, $6,433,000 and $1,789,000 in 2006, 2005 and 2004, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.
Per Share Information — Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2006	2005	2004

Basic — weighted average shares outstanding	5,392,390	5,257,530	4,557,283

Dilutive securities — stock options	185,786	327,241	396,246

Diluted — weighted average shares outstanding	5,578,176	5,584,771	4,953,529

Anti-Diluted securities — stock options	251,669	125,000	84,000

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
In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we test intangible assets with indefinite lives and goodwill for impairment annually or when conditions indicate impairment may have occurred.
Comprehensive Income — Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets — net income and other comprehensive income (loss).
Recently Adopted Financial Accounting Standards — In February 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”), “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation. Instruments having contingent cash settlement features are properly classified as equity if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control, and it is not probable that the event will occur. If the contingent event becomes probable, the instrument shall be accounted for as a liability. FSP FAS 123(R)-4 was adopted by us in the first quarter of 2006. The adoption of FSP FAS 123(R)-4 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. We have not determined the effects of adopting FIN 48.
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation)” (“EITF 06-3”), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. We currently report sales net of sales tax. We do not anticipate the adoption of EITF 06-3 will have a material impact on our financial statements.
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
Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158, requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of Statement No. 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. In addition, Statement No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. However, the new measurement date requirement will not be effective until fiscal years ended after December 15, 2008. We utilize a measurement date of September 30th and will be required to change to December 31st. The adoption of Statement No. 158 as of December 31, 2006 resulted in a write-down of our pension asset by $1.6 million, increased accumulated other comprehensive loss by $1.0 million, and decreased deferred income tax liabilities by $0.6 million.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”), SAB 108 addresses diversity in practice when quantifying the effect of an error on financial statements. It provides guidance on the consideration of the effects of prior year misstatements in quantifying misstatements in current year financial statements. Our adoption of SAB 108, effective December 31, 2006, did not have a material impact on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for annual periods in fiscal years beginning after November 15, 2007. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event we elect the fair value option promulgated by this standard, the valuations of certain assets and liabilities may be impacted. The statement is applied prospectively upon adoption.
2. ACQUISITIONS
EJ Footwear Group
On January 6, 2005, we completed the purchase of 100% of the issued and outstanding voting limited interests of the EJ Footwear Group from SILLC Holdings LLC.
The EJ Footwear Group was acquired to expand the Company’s branded product lines, principally occupational products, and provide new channels for our existing product lines. The aggregate purchase price for the interests of EJ Footwear Group, including closing date working capital adjustments, was approximately $93.1 million in cash plus 484,261 shares of our common stock valued at $11,573,838. Common stock value was based on the average closing share price during the three days preceding and three days subsequent to the date of the acquisition agreement.
We have allocated the purchase price to the tangible and intangible assets and liabilities acquired based upon the fair values and income tax basis. Goodwill resulting from the transaction is not tax deductible. The purchase price has been allocated as follows:

Purchase price allocation:
Cash	$91,298,435
Common shares - 484,261 shares	11,573,838
Transaction costs	1,799,488

$104,671,761

Allocated to:
Current assets	$64,727,065
Fixed assets and other assets	2,781,379
Identified intangibles	36,000,000
Goodwill	22,405,776
Liabilities	(11,307,184)
Deferred taxes	(9,935,275)

$104,671,761

The following unaudited pro-forma information for the year ended December 31, 2004 presents results as if the acquisition occurred on January 1, 2004:

Net sales	$279,051,000
Net income	12,782,000
Earning per share:
Basic	$2.54
Diluted	$2.35

3. INVENTORIES
Inventories are comprised of the following:

	December 31,
	2006	2005

Raw materials	$6,564,731	$7,833,780
Work-in-process	249,644	583,963
Finished goods	71,518,898	67,453,668
Reserve for obsolescence or lower of cost or market	(384,297)	(484,679)

Total	$77,948,976	$75,386,732

4. IDENTIFIED INTANGIBLE ASSETS
A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2006	Amount	Amortization	Amount
Trademarks (not subject to amortization):
Wholesale	$28,241,370		$28,241,370
Retail	6,900,000		6,900,000
Patents	2,238,981	$875,060	1,363,921
Customer Relationships	1,000,000	400,000	600,000

Total Intangibles	$38,380,351	$1,275,060	$37,105,291

	Gross	Accumulated	Carrying
December 31, 2005	Amount	Amortization	Amount
Trademarks (not subject to amortization):
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,188,736	$500,917	1,687,819
Customer Relationships	1,000,000	200,000	800,000

Total Intangibles	$39,021,745	$700,917	$38,320,828

Amortization expense related to fixed-lived intangible assets was approximately $574,000, $569,000 and $26,200 in 2006, 2005 and 2004, respectively. Such amortization expense will be approximately $662,000 per year from 2007 to 2009, and $122,000 for 2010 and $121,000 for 2011.
The weighted average lives of patents and customer relationships acquired in the EJ Footwear Group acquisition is 5 years.
In the fourth quarter of 2005, we adjusted trademarks by $8,800,000 and goodwill by $3,343,094 to record the final valuation of intangible assets.
All goodwill is reported under our Wholesale segment. As of December 31, 2004, our consolidated balance sheet included $1.6 million of goodwill. In 2005, we recorded $22.4 million of goodwill associated with the acquisition of EJ Footwear Group. In the second quarter of 2006, a net operating loss carry forward recorded in the purchase of EJ Footwear Group as a deferred tax asset was reduced by $0.9 million and goodwill was increased by $0.9 million as a result of the finalization of the income tax basis of net operating losses of the EJ Footwear Group prior to the purchase.

In the fourth quarter of 2006, we evaluated our indefinite lived trademarks under the terms and provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that we compare the fair value of an intangible asset with its carrying amount. As a result of this evaluation, we recognized an impairment loss on the carrying value of the Gates trademark in the amount of $762,000. This charge is reflected in selling, general and administrative expenses. Based on the results of this evaluation, we determined the Gates trademark should be characterized as a definite lived asset that will be amortized over a useful life of twelve years. The Gates trademark is reported under our Wholesale segment.
5. OTHER ASSETS
Other assets consist of the following:

	December 31,
	2006	2005
Deferred financing costs	$1,983,951	$2,417,342
Other	812,825	796,789

Total	$2,796,776	$3,214,131

6. FIXED ASSETS
Fixed assets are comprised of the following:

	December 31,
	2006	2005

Land	$671,035	$871,839
Building	16,745,419	16,545,606
Machinery and equipment	24,881,320	26,596,383
Furniture and fixtures	4,282,040	4,051,134
Lasts, dies and patterns	13,282,224	11,955,304
Construction work-in-progress	79,685	943,445

Total	59,941,723	60,963,711

Less — accumulated depreciation	(35,592,049)	(36,621,461)

Net Fixed Assets	$24,349,674	$24,342,250

We incurred approximately $4,696,000, $4,361,000 and $3,382,000 in depreciation expense for 2006, 2005 and 2004, respectively.

7.	LONG-TERM DEBT
Long-term debt is comprised of the following:

	December 31,
	2006	2005
Bank — revolving credit facility	$74,708,658	$59,580,171
Term loans	32,473,810	41,300,000
Real estate obligations	3,309,113	4,492,435

Total	110,491,581	105,372,606
Less — current maturities	7,288,474	6,400,416

Net long-term debt	$103,203,107	$98,972,190

In conjunction with the completion of our acquisition of EJ Footwear, we entered into agreements with GMAC Commercial Finance (“GMAC”); and American Capital Financial Services, Inc., as agent, and American Capital Strategies, Ltd., as lender (collectively, “ACAS”) for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear. Under the terms of the agreements, the interest rates and repayment terms were: (1) a five-year $100 million revolving credit facility with an interest rate of LIBOR plus 2.5% or prime plus 1.0% at our option (a weighted average of 8.31% at December 31, 2006); (2) an $18 million term loan with an interest rate of LIBOR plus 3.25% or prime plus 1.75% at our option (a weighted average of 9.0% at December 31, 2006) , payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.

In June 2006, we amended our debt agreement with GMAC to include a new three-year, $15 million term loan with an interest rate of (1) LIBOR plus 3.25% or (2) prime plus 1.75% at our option (a weighted average of 9.0% at December 31, 2006), payable over three years beginning in September 2006. The proceeds from the new term loan were used to pay down the $30 million ACAS term loan. In conjunction with this repayment, we amended the terms of the ACAS term loan, including lowering the interest rate to LIBOR plus 6.5% (14.3% as of December 31, 2006), adjusting the repayment schedule to reflect the lower loan balance payable in equal installments from August 2009 to January 2011, and modifying certain restrictive loan covenants.

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2006, we had $74.7 million in borrowings under this facility and total capacity of $88.5 million.

Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain a certain minimum EBITDA and certain leverage and fixed charge coverage ratios. At December 31, 2006, we had no retained earnings available for the payment of dividends. In November 2006, we amended the terms of the restrictive covenants through December 2007 pertaining to minimum EBITDA, senior and total leverage, and fixed charges. This amendment increased the interest rate on borrowings under the ACAS agreement to LIBOR plus 8.5%.

As of December 31, 2006, we were in compliance with these restrictive covenants; however the margin of compliance was minimal. These covenants become more restrictive during 2007 and, after December 2007, revert to more restrictive covenants contained in the original agreements. We must improve our operating results and cash flows, or take other action, to meet the covenants in the future.

Any failure by us to comply with the restrictive covenants could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on our financial condition.
At December 31, 2006, the carrying amount of the revolving credit facility and term loans approximates fair value as these are variable rate-based borrowings. The carry amount of the mortgages also approximates fair value, as this was the available financing in the marketplace during the year.

Long-term debt maturities are as follows for the years ended December 31:

2007	$7,288,474
2008	7,314,173
2009	8,013,985
2010	85,091,520
2011	1,249,107
Thereafter	1,534,322

Total	$110,491,581

As of December 31, 2006, our real estate obligations incur interest at a rate of 8.275%.
8.	OPERATING LEASES
We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $3,208,000, $3,349,000 and $918,000 in rent expense under operating lease arrangements for 2006, 2005 and 2004, respectively.

Included in total rent expense above are payments of $60,000 for 2004 for our former Ohio manufacturing and clearance center facility leased from an entity in which the owners are also shareholders of the Company. We purchased the facility in January 2005 and relocated our factory outlet store in Nelsonville, Ohio to this location.

Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

2007	$2,089,000
2008	1,382,000
2009	841,000
2010	454,000
2011	273,000

Total	$5,039,000

9.	INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences.

	Years Ended December 31,
	2006	2005	2004
Federal:
Current	$1,669,144	$3,994,381	$1,836,232
Deferred	1,180,717	1,087,396	1,173,870

Total Federal	2,849,861	5,081,777	3,010,102

State & local:
Current	506,794	844,857	146,858
Deferred	(835,267)	47,444	142,195

Total State & local	(328,473)	892,301	289,053

Foreign (current)	264,861	283,969	176,845

Total	$2,786,249	$6,258,047	$3,476,000

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2006	2005	2004
Expected expense at statutory rate	$2,668,345	$6,745,160	$4,224,637
Increase (decrease) in income taxes resulting from:
Exempt income from operations in Puerto Rico	—	(560,000)	(560,000)
Exempt income from Dominican Republic operations due to tax holiday	(639,347)	(610,771)	(580,009)

Subpart F income from Dominican Republic operations	883,952	—	—
Tax on repatriated earnings from Dominaican Republic operations	—	—	157,000
State and local income taxes	(117,031)	579,993	187,884
Other — net	(9,670)	103,665	46,488

Total	$2,786,249	$6,258,047	$3,476,000

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
Deferred tax assets:
Asset valuation allowances and accrued expenses	$1,378,597	$2,165,517
Inventories	524,288	965,006
State and local income taxes	585,524	956,779
Net operating losses	509,487	1,810,740

Total deferred tax assets	2,997,896	5,898,042
Valuation allowances	(402,958)	(314,332)

Total deferred tax assets	2,594,938	5,583,710

Deferred tax liabilities:
Fixed assets	(812,882)	(1,295,038)
Intangible assets	(14,438,017)	(15,377,356)
Other assets	(149,712)	(189,333)
Pension and deferred compensation	78,694	(776,137)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)

Total deferred tax liabilities	(15,701,188)	(18,017,135)

Net deferred tax liability	$(13,106,250)	$(12,433,425)

Deferred income taxes — current	$3,902,775	$133,783
Deferred income taxes — non-current	(17,009,025)	(12,567,208)

	$(13,106,250)	$(12,433,425)

A valuation allowance related to certain state and local income tax net operating losses was established, of which $314,332 relates to the acquisition of the EJ Footwear Group.

In 2006, approximately $2,200,000 of our accumulated earnings in Five Star became subject to income taxes under Subpart F of the Internal Revenue Code resulting in an income tax provision of $883,952. Also, in 2006, our U.S. income tax exemption for income from operations in Puerto Rico expired.

A provision of the American Jobs Creation Act of 2004 (the “AJCA”) created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividends received deduction for certain dividends from non-U.S. subsidiaries. During 2004, we recorded a provision of $157,000 for the US taxes on the anticipated repatriation of $3,000,000 of accumulated undistributed earnings of Five Star pursuant to the repatriation provisions of the AJCA. During 2005, we repatriated $3,000,000 of accumulated earnings in accordance with our plan.

We have provided Puerto Rico tollgate taxes on approximately $3,684,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. In 2001, we received abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994, thus no other provision for tollgate tax has been made on earnings after that date. If we repatriate the earnings from Lifestyle, approximately $379,000 of tollgate tax would be due.

As of December 31, 2006, we had approximately $10,134,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. If the Five Star and Rocky Canada undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $2,939,000 and $608,000, respectively.
10.	RETIREMENT PLANS
We sponsor a noncontributory defined benefit pension plan covering our non-union workers in our Ohio and Puerto Rico operations. Benefits under the non-union plan are based upon years of service and highest compensation levels as defined. We contribute to the plan the minimum amount required by regulation. On December 31, 2005 we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we recognized a charge for previously unrecognized service costs of approximately $0.4 million in the first quarter of 2006.

     The funded status of the Company’s plan and reconciliation of accrued pension cost at December 31, 2006 and 2005 are presented below (information with respect to benefit obligations and plan assets are as of September 30):

	December 31,
	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$10,037,478	$9,629,031
Service cost	292,093	523,863
Interest cost	519,969	529,059
Actuarial (gain)/loss	(515,010)	183,868
Curtailment decrease	(1,344,895)	—
Exchange (gain)/loss	506,830	(449,366)
Benefits paid	(375,658)	(378,977)

Projected benefit obligation at end of year	$9,120,807	$10,037,478

Change in plan assets:
Fair value of plan assets at beginning of year	$10,157,529	$8,709,031
Actual return on plan assets	(647,500)	1,827,475
Benefits paid	(375,658)	(378,977)

Fair value of plan assets at end of year	$9,134,371	$10,157,529

Funded status:
Overfunded	$13,564	$120,051
Remaining unrecognized benefit obligation existing at transition	—	801,176
Unrecognized prior service costs due to plan amendments	—	1,155,358
Unrecognized net loss	—	40,767

Total	$13,564	$2,117,352

Amounts in accumulated other comprehensive income that have not yet been recognized as net pension cost:
Remaining unrecognized benefit obligation existing at transition	$16,143	$—
Unrecognized prior service costs due to plan amendments	673,178	—
Unrecognized net loss	887,159	—

Total	$1,576,480	$—

Amounts recognized in the consolidated financial statements:
Pension asset	$13,564	$(2,117,352)
Accumulated other comprehensive loss, net of tax effect of $583,298	(993,182)	—

Net amount recognized	$(979,618)	$(2,117,352)

Accumulated benefit obligation	$9,094,414	$9,141,359

Of the amounts in accumulated other comprehensive income as of December 31, 2006, we expect the following to be recognized as net pension cost in 2007:

Remaining unrecognized benefit obligation existing at transition	$10,762
Unrecognized prior service costs due to plan amendments	124,425
Unrecognized net loss	—

Total	$135,187

Net pension cost of our plan is as follows:

	Years Ended December 31,
	2006	2005	2004
Service cost	$292,093	$523,863	$512,317
Interest cost	519,969	529,059	646,052
Expected return on assets	(791,557)	(683,722)	(684,297)
Amortization of unrecognized net loss	—	85,614	141,642
Amortization of unrecognized transition obligation	12,149	16,306	16,306
Amortization of unrecognized prior service cost	100,867	135,393	135,393

Net periodic pension cost	$133,521	$606,513	$767,413

Our unrecognized benefit obligation existing at the date of transition for the plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plan was as follows:

	December 31,
	2006	2005
Discount rate	6.00%	5.75%

Average rate increase in compensation levels	3.00%	3.00%

Expected long-term rate of return on plan assets	8.00%	8.00%
Our pension plan’s asset allocations at September 30, 2006 and 2005 by asset category are:

	December 31,
	2006	2005
Rocky common stock	9.3%	20.1%
Other equity securities	72.4%	63.9%
Mutual funds — bonds	14.4%	12.6%
Cash and cash equivalents	3.9%	3.4%

Total	100.0%	100.0%

Our investment objectives are to: (1) maintain the purchasing power of the current assets and all future contributions; (2) maximize return within reasonable and prudent levels of risk; (3) maintain an appropriate asset allocation policy (approximately 80% equity securities and 20% debt securities) that is compatible with the actuarial assumptions, while still having the potential to produce positive returns; and (4) control costs of administering the plan and managing the investments.
Our desired investment result is a long-term rate of return on assets that is at least 8%. The target rate of return for the plans have been based upon the assumption that returns will approximate the long-term rates of return experienced for each asset class in our investment policy. Our investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the Plans’ strategic asset allocation is based on this long-term perspective

The expected benefit payments for pensions are as follows for the years ended December 31:

2007	$329,000
2008	339,000
2009	340,000
2010	350,000
2011	357,000
Thereafter	2,863,000

Total	$4,578,000

We do not anticipate making any contributions to the pension plan in 2007.

We sponsored a non-contributory defined benefit plan for certain union employees. The plan was frozen in September 2001 and terminated March 2004. The settlement of the plan resulted in a gain of $63,228 in 2004.

We also sponsor a 401(k) savings plan for substantially all of our employees. We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee. This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees. Our contributions to the 401(k) plan were $1.1 million in 2006, $0.5 million in 2005 and none in 2004.

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

Management is currently pursuing reimbursement from the U.S. military for costs associated with raw material purchases of $1.6 million. These raw material purchases were made exclusively for production under a subcontract for the U.S. military. Subsequent to the purchase of raw materials, the subcontract was cancelled for convenience by the U.S. military. Management expects this matter to be resolved in 2007. No matters have occurred to indicate the reimbursement will not be made in full.

12.	CAPITAL STOCK AND STOCK BASED COMPENSATION

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2006 and 2005, respectively.

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

During 2006, the shareholders voted to increase our authorized shares from 10,000,000 to 25,000,000.

On January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and recognized no compensation expense for stock option grants because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. For the twelve-month period ended December 31, 2006, our compensation expense related to stock option grants was approximately $391,674. The per share impact of adoption of SFAS 123(R) was $0.07 for both basic and diluted earnings per share. As of December 31, 2006, there was a total of $290,315 of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the next four years. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be presented. The following table sets forth the effect on net income and earnings per share as if SFAS 123 “Accounting for Stock-Based Compensation” had been applied to the years ended December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004
Net income as reported	$13,013,839	$8,594,392

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of tax	1,488,928	1,003,446

Pro forma net income	$11,524,911	$7,590,946

Earnings per share:
Basic — as reported	$2.48	$1.89
Basic — pro forma	$2.19	$1.67

Diluted — as reported	$2.33	$1.74
Diluted — pro forma	$2.06	$1.53
The pro forma amounts may not be representative of the effects on reported net income for future years.
On October 11, 1995, we adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to 400,000 common shares. In May 1998, we adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares. In addition in May 2002, our shareholders approved the issuance of a total of 400,000 additional common shares of our stock under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to us are eligible to receive options under the Plans. On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of December 31, 2006, the Company is authorized to issue 449,000 options under the 2004 Stock Incentive Plan; no options can be granted under the amended and restated 1995 Stock Option Plan.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. The following summarizes stock option transactions from January 1, 2004 through December 31, 2006:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Options	Price	Actual Term	Intrinsic Value
Outstanding at December 31, 2005	658,851	$14.49
Issued	15,000	$13.61
Exercised	(62,675)	$6.57
Forfeited	(75,000)	$22.39

Outstanding at December 31, 2006	536,176	$14.33	3.9	$2,810,998

Options exercisable at December 31:
2006	443,426	$13.39	3.6	$2,665,860

Unvested options at December 31, 2006	92,750	$18.81	5.6	$145,138

Fair value of options granted during the year:
2006		$8.24
2005		$11.99
2004		$8.97
In determining the estimated fair value of each option granted on the date of grant we use the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2006	2005	2004
Dividend yields	0%	0%	0%
Expected volatility	50%	51%	51%
Risk-free interest rates	4.55%	4.13%	3.28%
Expected life — years	6	4	4
During the years ended December 31, 2006, 2005 and 2004, a total of 62,675, 182,699 and 330,700 options were exercised with an intrinsic value of approximately $0.7 million, $3.6 million and $5.0 million, respectively. During the years ended December 31, 2006, 2005 and 2004, a total of 15,000, 199,000 and 175,000 options were issued with a fair value of approximately $0.1 million, $2.4 million and $1.6 million, respectively. During the year ended December 31, 2006, a total of 75,000 options were forfeited with a fair value of approximately $0.7 million. A total of 207,312, 193,562 and 234,626 options vested during the years ended December 31, 2006, 2005 and 2004, with a fair value of $1.6 million, $1.2 million and $0.8 million, respectively. At December 31, 2006, a total of 92,750 options were unvested with a fair value of $0.8 million. At December 31, 2005, a total of 285,062 options were unvested with a fair value of $2.7 million. All unvested options as of December 31, 2006 are expected to vest.
In 2005, we issued 3,000 restricted common shares to certain executives and recorded compensation expense of $85,860, which was fair market value on date of grant. The shares vested on January 1, 2006.

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
In 2004, we made the final payments under the plan and recorded a gain of $63,228.
14.	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2006	2005	2004
Interest paid	$10,919,865	$8,312,707	$1,317,991

Federal, state and local income taxes paid — net of refunds	$4,365,744	$3,138,517	$5,126,694

Stock issued for EJ Footwear Group acquisition	$—	$11,573,838	$—

Capitalized interest	$43,830	$19,625	$—

Fixed asset purchases in accounts payable	$372,183	$—	$—

15.	SEGMENT INFORMATION
Operating Segments — We operate our business through three business segments: wholesale, retail and military.

Wholesale. In our wholesale segment, our products are offered in over ten thousand retail locations representing a wide range of distribution channels in the U.S. and Canada. These distribution channels vary by product line and target market and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers.

Retail. In our retail segment, we sell our products directly to consumers through our Lehigh mobile and retail stores, our Rocky outlet store and our websites. Our Lehigh operations include a fleet of 78 trucks, supported by 40 small warehouses that include retail stores, which we refer to as mini-stores. Through our outlet store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins. Prior to our acquisition of the EJ Footwear Group and its Lehigh division, our retail segment represented only a small portion of our business.

Military. While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. As of December 31, 2006, we do not have any contracts to produce goods for the U.S. military. As a result, our military sales fluctuate from year to year.

The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	Years Ended December 31,
	2006	2005	2004
NET SALES:
Wholesale	$203,195,421	$209,947,672	$109,689,040
Retail	59,207,094	58,423,840	4,017,359
Military	1,088,865	27,651,102	18,542,564

Total Net Sales	$263,491,380	$296,022,614	$132,248,963

GROSS MARGIN:
Wholesale	$79,033,568	$76,374,412	$34,738,851
Retail	30,180,144	30,323,950	1,114,364
Military	103,674	4,530,764	2,789,148

Total Gross Margin	$109,317,386	$111,229,126	$38,642,363

          Segment asset information is not prepared or used to assess segment performance.
Product Group Information — The following is supplemental information on net sales by product group:

		% of		% of		% of
	2006	Sales	2005	Sales	2004	Sales
Work footwear	$142,076,453	53.9%	$140,426,831	47.4%	$13,438,818	10.2%
Outdoor footwear	35,451,267	13.5%	42,039,534	14.2%	49,020,109	37.1%
Western footwear	41,261,105	15.7%	40,433,142	13.7%	8,897,666	6.7%
Duty footwear	17,078,111	6.5%	16,803,095	5.7%	18,501,811	14.0%
Military footwear	1,088,865	0.4%	27,651,102	9.3%	18,542,564	14.0%
Apparel	16,151,170	6.1%	18,446,792	6.2%	18,477,727	14.0%
Other	10,384,409	3.9%	10,222,118	3.5%	5,370,268	4.1%

	$263,491,380	100%	$296,022,614	100%	$132,248,963	100%

Net sales to foreign countries, primarily Canada, represented approximately 2.1% in 2006, 2.7% of net sales in 2005, and 2.1% of net sales in 2004.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2006
Net sales	$57,525,164	$57,297,505	$78,114,725	$70,553,986	$263,491,380
Gross margin	24,915,957	24,073,292	32,116,190	28,211,947	109,317,386
Net income (loss)	893,230	(215,625)	4,219,552	(77,875)*	4,819,282
Net income (loss) per common share:
Basic	$0.17	$(0.04)	$0.78	$(0.01)	$0.89
Diluted	$0.16	$(0.04)	$0.76	$(0.01)	$0.86

2005
Net sales	$61,498,084	$65,519,637	$94,087,786	$74,917,107	$296,022,614
Gross margin	24,207,872	25,723,239	34,073,477	27,224,538	111,229,126
Net income	1,094,454	2,804,895	6,508,436	2,606,054	13,013,839
Net income per common share:
Basic	$0.21	$0.53	$1.23	$0.49	$2.48
Diluted	$0.20	$0.50	$1.15	$0.46	$2.33
No cash dividends were paid during 2006 or 2005.

*	The fourth quarter of 2006 includes an impairment loss of approximately $483,000 or $.09 per share, net of tax.