Form 10-Q
period 2007-03-31
ROCKY BRANDS, INC.
filed 2007-05-09
CIK 895456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 4, 2007, 5,466,663 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q
ROCKY BRANDS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006	March 31, 2006
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$1,776,893	$3,731,253	$2,082,547
Trade receivables – net	58,953,715	65,259,580	53,556,447
Other receivables	1,222,207	1,159,444	2,236,354
Inventories	71,831,189	77,948,976	82,996,488
Deferred income taxes	3,902,775	3,902,775	133,783
Income tax receivable	3,079,485	3,632,808	1,160,148
Prepaid expenses	1,873,910	1,581,303	2,369,364

Total current assets	142,640,174	157,216,139	144,535,131
FIXED ASSETS – net	23,897,559	24,349,674	23,286,912
DEFERRED PENSION ASSET	26,998	13,564	1,537,639
IDENTIFIED INTANGIBLES	36,966,851	37,105,291	38,212,701
GOODWILL	24,874,368	24,874,368	23,963,637
OTHER ASSETS	2,416,357	2,796,776	3,257,543

TOTAL ASSETS	$230,822,307	$246,355,812	$234,793,563

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$12,782,486	$10,162,291	$22,756,879
Current maturities – long term debt	7,294,702	7,288,474	6,281,020
Accrued expenses:
Salaries and wages	523,406	178,235	826,949
Co-op advertising	163,510	452,272	418,151
Interest	1,597,843	338,281	878,603
Taxes – other	510,935	552,782	489,589
Commissions	782,244	649,636	674,126
Other	1,947,349	2,025,079	1,154,579

Total current liabilities	25,602,475	21,647,050	33,479,896
LONG TERM DEBT – less current maturities	82,567,824	103,203,107	87,828,446
DEFERRED INCOME TAXES	17,009,025	17,009,025	12,567,208
DEFERRED LIABILITIES	312,542	368,580	536,600

TOTAL LIABILITIES	125,491,866	142,227,762	134,412,150

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding March 31, 2007 - 5,466,543; December 31, 2006 - 5,417,198; March 31, 2006 - 5,390,473	53,649,754	53,238,841	52,425,074
Accumulated other comprehensive loss	(967,609)	(993,182)	—
Retained earnings	52,648,296	51,882,391	47,956,339

Total shareholders’ equity	105,330,441	104,128,050	100,381,413

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,822,307	$246,355,812	$234,793,563

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
NET SALES	$61,657,024	$57,525,164

COST OF GOODS SOLD	35,576,338	32,609,207

GROSS MARGIN	26,080,686	24,915,957

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,322,941	21,109,397

INCOME FROM OPERATIONS	3,757,745	3,806,560

OTHER INCOME AND (EXPENSES):
Interest expense, net	(2,498,845)	(2,369,033)
Other – net	(42,995)	(18,297)

Total other – net	(2,541,840)	(2,387,330)

INCOME BEFORE INCOME TAXES	1,215,905	1,419,230

INCOME TAX EXPENSE	450,000	526,000

NET INCOME	$765,905	$893,230

NET INCOME PER SHARE
Basic	$0.14	$0.17
Diluted	$0.14	$0.16

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,457,556	5,362,953

Diluted	5,594,930	5,615,942

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$765,905	$893,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,371,353	1,294,075
Deferred compensation and other	(43,899)	579,713
Loss (gain) on disposal of fixed assets	2,080	(571,159)
Stock compensation expense	170,443	164,020
Change in assets and liabilities
Receivables	6,243,102	8,409,949
Inventories	6,117,787	(7,609,756)
Other current assets	260,717	(685,281)
Other assets	380,419	(43,412)
Accounts payable	2,598,945	10,035,665
Accrued and other liabilities	1,329,001	(1,401,627)

Net cash provided by operating activities	19,195,853	11,065,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(734,363)	(1,375,830)
Investment in trademarks and patents	(27,265)	(35,205)
Proceeds from sale of fixed assets	—	1,851,584

Net cash (used in) provided by investing activities	(761,628)	440,549

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	54,594,784	59,587,351
Repayment of revolving credit facility	(73,380,198)	(68,351,929)
Repayments of long-term debt	(1,843,641)	(2,498,562)
Proceeds from exercise of stock options	240,470	231,041

Net cash used in financing activities	(20,388,585)	(11,032,099)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,954,360)	473,867

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,731,253	1,608,680

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,776,893	$2,082,547

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

The components of total comprehensive income are shown below:

(Unaudited)
Three Months Ended
March 31, 2007
Net income	$765,905
Other comprehensive income:
Amortization of unrecognized transition obligation and service cost	25,573

Total comprehensive income	$791,478

For the three-month period ended March 31, 2006, net income was equal to comprehensive income.

2.	INVENTORIES

Inventories are comprised of the following:

	March 31, 2007	December 31, 2006	March 31, 2006
	(Unaudited)		(Unaudited)
Raw materials	$6,603,390	$6,564,731	$9,319,830
Work-in-process	995,124	249,644	704,551
Finished goods	64,532,675	71,518,898	73,466,076
Reserve for obsolescence or lower of cost or market	(300,000)	(384,297)	(493,969)

Total	$71,831,189	$77,948,976	$82,996,488

Included in raw materials, at December 31, 2006 and March 31, 2006, is $1.6 million of purchases associated with the U.S. military. These raw material purchases were made exclusively for production under a subcontract for the U.S. military. Subsequent to the purchase of raw materials, the subcontract was cancelled for convenience by the U.S. military. In March 2007, we received a partial settlement of the contract. As a result of this settlement, the value of the raw material inventory will be realized either through the settlement or by other third-party sales, and a reduction of cost of goods sold of approximately $0.7 million was recognized in the first quarter of 2007, which represents a reimbursement of contract related expenses incurred in prior periods.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash information including, cash paid for interest and Federal, state and local income taxes was as follows:

	Three-Months Ended
	March 31,
	2007	2006
Interest	$1,033,000	$2,092,000

Federal, state and local income taxes	$97,000	$317,000

Fixed asset purchases in accounts payable	$21,250	$—

4.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted average shares outstanding	5,457,556	5,362,953
Diluted stock options	137,374	252,989

Diluted weighted average shares outstanding	5,594,930	5,615,942

Anti-diluted weighted average shares outstanding	264,125	223,171

5.	RECENT FINANCIAL ACCOUNTING STANDARDS

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation)” (“EITF 06-3”), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. We report sales, net of sales tax remittance. Adoption on January 1, 2007 did not have a material effect on our financial statements.

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

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158, requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of Statement No. 158 were effective for fiscal years ending after December 15, 2006. In addition, Statement No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. However, the new measurement date requirement will not be effective until fiscal years ended after December 15, 2008. We utilize a measurement date of September 30th and will be required to change to December 31st. The adoption of Statement No. 158 as of December 31, 2006 resulted in a write-down of our pension asset by $1.6 million, increased accumulated other comprehensive loss by $1.0 million, and decreased deferred income tax liabilities by $0.6 million.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for annual periods in fiscal years beginning after November 15, 2007. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event we elect the fair value option promulgated by this standard, the valuations of certain assets and liabilities may be impacted. The statement is applied prospectively upon adoption. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

6.	INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. An examination of our 2004 Federal income tax return is in process and the examination of the 2003 Federal income tax return resulted in no changes. We are no longer subject to U.S. Federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2003 to 2006. Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2001 to 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.

7.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2007 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,250,046	$21,563	$28,228,483
Retail	6,900,000	—	6,900,000
Patents	2,257,570	969,202	1,288,368
Customer relationships	1,000,000	450,000	550,000

Total Identified Intangibles	$38,407,616	$1,440,765	$36,966,851

	Gross	Accumulated	Carrying
December 31, 2006	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,241,370		$28,241,370
Retail	6,900,000		6,900,000
Patents	2,238,981	$875,060	1,363,921
Customer relationships	1,000,000	400,000	600,000

Total Identified Intangibles	$38,380,351	$1,275,060	$37,105,291

	Gross	Accumulated	Carrying
March 31, 2006 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,223,941	$594,249	1,629,692
Customer relationships	1,000,000	250,000	750,000

Total Identified Intangibles	$39,056,950	$844,249	$38,212,701

Amortization expense for intangible assets was $165,705 and $143,332 for the three-months ended March 31, 2007 and 2006, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.

Estimate of Aggregate Amortization Expense:

12-months ending March 31, 2008	$663,423
12-months ending March 31, 2009	663,422
12-months ending March 31, 2010	528,397
12-months ending March 31, 2011	122,990
12-months ending March 31, 2012	121,955

8.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of March 31, 2007, we were authorized to issue approximately 499,000 shares under our existing plans.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2007 through March 31, 2007:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2007	536,176	$14.33
Issued	—	—
Exercised	(41,750)	5.76
Forfeited	—	—

Options outstanding at March 31, 2007	494,426	$15.00

Options exercisable at:
January 1, 2007	443,426	$13.39
March 31, 2007	458,239	$14.59

Unvested options at January 1, 2007	92,750	$18.81
Granted	—	—
Vested	(56,562)	17.88
Forfeited	—	—

Unvested options at March 31, 2007	36,188	$20.27

During the three months ended March 31, 2007, we issued 7,595 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value on the grant date. The shares are fully vested but cannot be sold for one year.

9.	RETIREMENT PLANS

We sponsor a noncontributory defined benefit pension plan covering non-union workers in our Ohio and Puerto Rico operations. Benefits under the non-union plan are based upon years of service and highest compensation levels as defined. On December 31, 2005, we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we recognized a $0.4 million charge in the first quarter of 2006 for previously unrecognized service costs. Net pension cost of the Company’s plan is as follows:

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Service cost	$26,299	$216,395
Interest	139,506	128,932
Expected return on assets	(179,239)	(197,326)
Amortization of unrecognized transition obligation	2,691	4,077
Amortization of unrecognized prior service cost	22,882	33,848
Curtailment charge	—	393,787

Net pension cost	$12,139	$579,713

Our unrecognized benefit obligations existing at the date of transition for the non-union plan are being amortized over twenty-one years. Actuarial assumptions used in the accounting for the plans were as follows:

	March 31,	March 31,
	2007	2006
Discount rate	6.00%	5.75%

Average rate of increase in compensation levels	3.0%	3.0%

Expected long-term rate of return on plan assets	8.0%	8.0%
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

	(Unaudited)
	Three Months Ended March 31,
	2007		2006
NET SALES:
Wholesale	$44,565,031		$40,628,779
Retail	16,967,965		15,995,420
Military	124,028		900,965

Total Net Sales	$61,657,024		$57,525,164

GROSS MARGIN:
Wholesale	$16,873,518		$16,098,302
Retail	8,530,357		8,685,666
Military	676,811	*	131,989

Total Gross Margin	$26,080,686		$24,915,957

*	The gross margin for the three months ended March 31, 2007 included a $0.7 million reduction of cost of goods sold from the reimbursement of contract related expenses incurred in prior periods.
Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain a certain minimum EBITDA and certain leverage and fixed charge coverage ratios.

As of March 31, 2007, we were in compliance with these restrictive covenants; however the margin of compliances was minimal. These covenants become more restrictive during the remainder of 2007 and, after December 2007, revert to more restrictive covenants contained in the original agreements. We must improve our operating results and cash flows, or take other action, to meet the covenants in the future. Any failure by us to comply with the restrictive covenants could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition.

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

	Three Months Ended
	March 31,
	2007	2006
Net Sales	100.0%	100.0%
Cost Of Goods Sold	57.7%	56.7%

Gross Margin	42.3%	43.3%

Selling, General and Administrative Expenses	36.2%	36.7%

Income From Operations	6.1%	6.6%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net sales. Net sales for the three months ended March 31, 2007 were $61.7 million compared to $57.5 million for the same period in 2006. Wholesale sales for the three months ended March 31, 2007 were $44.6 million compared to $40.6 million for the same period in 2006. The $4.0 million increase in sales is the result of increases in sales in our work, duty, outdoor footwear, and apparel categories, offset by a decrease in our western footwear category. Retail sales for the three months ended March 31, 2007 were $17.0 million compared to $16.0 million for the same period in 2006. Military segment sales, which occur from time to time, for the three months ended March 31, 2007, were $0.1 million, compared to $0.9 million in the same period in 2006. Fiscal year 2006 sales reflect shipments under U.S. military contracts that we held directly.
Gross margin. Gross margin in the three months ended March 31, 2007 was $26.1 million, or 42.3% of net sales, compared to $24.9 million, or 43.3% of net sales, in the same period last year. Wholesale gross margin for the three months ended March 31, 2007 was $16.9 million, or 37.9% of net sales, compared to $16.1 million, or 39.6% of net sales, in the same period last year. The basis point decrease reflects a decrease in sales of western products, which carry higher margins than our other products, as well as, an increase in sales of discontinued products at lower margins. Retail gross margin for the three months ended March 31, 2007 was $8.5 million, or 50.3% of net sales, compared to $8.7 million, or 54.3% of net sales, for the same period in 2006. The decrease is primarily a result of increased sales of discontinued products at lower margins. Military gross margin for the three months ended March 31, 2007 was $0.7 million or 545.7% of net sales compared to $0.1 million, or 14.6% of net sales, for the same period in 2006. 2007’s results included a $0.7 million reduction of cost of goods sold from the reimbursement of contract related expenses incurred in prior periods.

SG&A expenses. SG&A expenses were $22.3 million, or 36.2% of net sales, for the three months ended March 31, 2007, compared to $21.1 million, or 36.7% of net sales for the same period in 2006. The net change primarily reflects increases in professional fees of $0.6 million and sales commissions of $0.4 million. 2006 includes a gain on the sale of a company-owned property of $0.7 million and pension expense of $0.6 million relating to the pension curtailment charge of $0.4 million relating to the freezing of the non-union pension plan in 2006.
Interest expense. Interest expense was $2.5 million in the three months ended March 31, 2007, compared to $2.4 million for the same period in the prior year. The increase reflects higher interest rates.
Income taxes. Income tax expense for the three months ended March 31, 2007 was $0.5 million, compared to an expense of $0.5 million for the same period a year ago. Our estimated effective tax rate was 37% for the three months ended March 31, 2007 and 2006
Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $0.7 million for the first three months of 2007, compared to $1.4 million for the same period in 2006. Capital expenditures for all of 2007 are anticipated to be approximately $6.0 million.
The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2007, we had $55.9 million in borrowings under this facility and total capacity of $82.2 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain a certain minimum EBITDA and certain leverage and fixed charge coverage ratios.
As of March 31, 2007, we were in compliance with these restrictive covenants; however the margins of compliance were minimal. These covenants become more restrictive during the remainder of 2007 and, after December 2007, revert to more restrictive covenants contained in the original agreements. We must improve our operating results and cash flows, or take other action, to meet the covenants in the future. Any failure by us to comply with the restrictive covenants could result in an event of default under the borrowing agreements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Operating Activities. Cash provided by operating activities totaled $19.2 million in the first three months of 2007, compared to $11.1 million in the same period of 2006. Cash provided by operating activities was impacted by the decrease in accounts receivable and inventory offset by an increase in accounts payable reflecting payments due to overseas vendors. The decrease in accounts receivable is due to the collection of balances from large seasonal shipments that came due at the end of 2006. The decrease in inventory results from the increased sales volume experienced during the quarter.
Investing Activities. Cash used in investing activities was $0.8 million for the first three months of 2007, compared to cash provided of $0.4 million in 2006. Cash used by investing activities in 2007 reflects an investment in property plant and equipment of $0.8 million. Our 2007 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology. Cash provided by investing activities in 2006 primarily relates to the sale of the Harper Street warehouse facility for $1.9 million, offset by investment in property, plant and equipment of $1.4 million.
Financing Activities. Cash used in financing activities for the three months ended March 31, 2007 was $20.4 million, reflecting a decrease in net borrowings under the revolving credit facility of $18.8 million and repayments on long-term debt of $1.8 million, partially offset by proceeds from the exercise of stock options of $0.2 million.
Inflation
We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.
Critical Accounting Policies and Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.
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
Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment at least annually or whenever there is an indication that may create impairment. None of our intangibles were impaired as of March 31, 2007.

Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2007. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we have recognized a charge for previously unrecognized service costs of approximately $0.4 million during the three-month period ended March 31, 2006.
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
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since December 31, 2006.
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
Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None
ITEM 1A. RISK FACTORS.
     There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None
ITEM 5. OTHER INFORMATION.
     None
ITEM 6. EXHIBITS.

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

10.1*	Amendment No. 5 to Loan and Security Agreement and Waiver, dated as of January 1, 2007 , by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders.

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.
Date: May 9, 2007	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.