Form 10-Q
period 2007-06-30
ROCKY BRANDS, INC.
filed 2007-07-31
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                        &n bsp; to
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 25, 2007, 5,484,413 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q
ROCKY BRANDS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006	June 30, 2006
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$1,446,022	$3,731,253	$474,910
Trade receivables – net	60,117,677	65,259,580	55,905,546
Other receivables	1,368,863	1,159,444	1,659,889
Inventories	83,973,162	77,948,976	94,337,405
Deferred income taxes	3,902,775	3,902,775	133,783
Income tax receivable	2,561,538	3,632,808	1,766,376
Prepaid expenses	2,118,034	1,581,303	2,585,430

Total current assets	155,488,071	157,216,139	156,863,339
FIXED ASSETS – net	24,443,562	24,349,674	23,730,670
DEFERRED PENSION ASSET	40,432	13,564	1,550,639
IDENTIFIED INTANGIBLES	36,823,525	37,105,291	38,093,117
GOODWILL	24,874,368	24,874,368	24,874,368
OTHER ASSETS	2,758,801	2,796,776	3,030,314

TOTAL ASSETS	$244,428,759	$246,355,812	$248,142,447

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$15,471,858	$10,162,291	$20,205,334
Current maturities – long term debt	311,534	7,288,474	7,276,398
Accrued expenses:
Salaries and wages	502,334	178,235	592,869
Co-op advertising	—	452,272	25,258
Interest	580,665	338,281	933,027
Taxes – other	673,098	552,782	378,713
Commissions	697,628	649,636	541,378
Other	2,310,034	2,025,079	1,506,607

Total current liabilities	20,547,151	21,647,050	31,459,584
LONG TERM DEBT – less current maturities	102,427,204	103,203,107	102,417,683
DEFERRED INCOME TAXES	17,009,025	17,009,025	13,477,939
DEFERRED LIABILITIES	324,038	368,580	442,067

TOTAL LIABILITIES	140,307,418	142,227,762	147,797,273
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2007 - 5,482,293; December 31, 2006 - 5,417,198; June 30, 2006 - 5,400,598	53,802,287	53,238,841	52,604,460
Accumulated other comprehensive loss	(942,036)	(993,182)	—
Retained earnings	51,261,090	51,882,391	47,740,714

Total shareholders’ equity	104,121,341	104,128,050	100,345,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$244,428,759	$246,355,812	$248,142,447

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET SALES	$58,797,664	$57,297,505	$120,454,688	$114,822,669

COST OF GOODS SOLD	34,871,210	33,224,213	70,447,548	65,833,420

GROSS MARGIN	23,926,454	24,073,292	50,007,140	48,989,249

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,790,579	21,451,080	45,113,520	42,560,477

INCOME FROM OPERATIONS	1,135,875	2,622,212	4,893,620	6,428,772

OTHER INCOME AND (EXPENSES):
Interest expense, net	(3,344,076)	(3,042,596)	(5,842,921)	(5,411,629)
Other – net	6,994	76,759	(36,001)	58,462

Total other – net	(3,337,082)	(2,965,837)	(5,878,922)	(5,353,167)

(LOSS) INCOME BEFORE INCOME TAXES	(2,201,207)	(343,625)	(985,302)	1,075,605

INCOME TAX (BENEFIT) EXPENSE	(814,000)	(128,000)	(364,000)	398,000

NET (LOSS) INCOME	$(1,387,207)	$(215,625)	$(621,302)	$677,605

NET (LOSS) INCOME PER SHARE
Basic	$(0.25)	$(0.04)	$(0.11)	$0.13
Diluted	$(0.25)	$(0.04)	$(0.11)	$0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,473,919	5,394,749	5,465,783	5,378,939

Diluted	5,473,919	5,394,749	5,465,783	5,607,902

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(621,302)	$677,605
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,753,424	2,589,785
Deferred compensation and other	(20,264)	405,433
Deferred debt financing costs	811,582	382,144
Gain on disposal of fixed assets	(4,543)	(591,690)
Stock compensation expense	234,191	258,040
Change in assets and liabilities
Receivables	4,932,484	6,637,315
Inventories	(6,024,186)	(18,950,673)
Other current assets	534,540	(1,507,575)
Other assets	606,832	411,673
Accounts payable	5,477,302	7,484,120
Accrued and other liabilities	567,474	(1,799,025)

Net cash provided by (used in) operating activities	9,247,534	(4,002,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,687,705)	(2,953,314)
Investment in trademarks and patents	(49,951)	(59,074)
Proceeds from sale of fixed assets	8,918	1,853,584

Net cash used in investing activities	(2,728,738)	(1,158,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	125,665,531	133,942,094
Repayment of revolving credit facility	(140,774,353)	(123,222,789)
Proceeds from long-term debt	40,000,000	15,000,000
Repayments of long-term debt	(32,644,021)	(21,397,830)
Debt financing costs	(1,380,439)	(610,000)
Proceeds from exercise of stock options	329,255	316,407

Net cash (used in) provided by financing activities	(8,804,027)	4,027,882

DECREASE IN CASH AND CASH EQUIVALENTS	(2,285,231)	(1,133,770)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,731,253	1,608,680

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,446,022	$474,910

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
1.	INTERIM FINANCIAL REPORTING
In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three month and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
The components of total comprehensive loss are shown below:

	(Unaudited)	(Unaudited)
	Three-Months Ended	Six-Months Ended
	June 30, 2007	June 30, 2007
Net loss	$(1,387,207)	$(621,302)
Other comprehensive income:
Amortization of unrecognized transition obligation and service cost	25,573	51,146

Total comprehensive loss	$(1,361,634)	$(570,156)

For the three month and six month periods ended June 30, 2006, net (loss) income was equal to comprehensive (loss) income.

2.	INVENTORIES
Inventories are comprised of the following:

	June 30, 2007	December 31, 2006	June 30, 2006
	(Unaudited)		(Unaudited)
Raw materials	$8,434,319	$6,564,731	$10,178,194
Work-in-process	475,332	249,644	610,248
Finished goods	75,454,060	71,518,898	84,110,597
Reserve for obsolescence or lower of cost or market	(390,549)	(384,297)	(561,634)

Total	$83,973,162	$77,948,976	$94,337,405

Included in raw materials, at December 31, 2006 and June 30, 2006, is $1.6 million of purchases associated with the U.S. military. These raw material purchases were made exclusively for production under a subcontract for the U.S. military. Subsequent to the purchase of raw materials, the subcontract was cancelled for convenience by the U.S. military. In March 2007, we received a partial settlement and finalized the ultimate settlement of the contract in June 2007. As a result of this settlement and other third-party sales, the value of the raw material inventory was realized. In addition, the settlement provided for a reimbursement of expenses incurred in prior periods. This reimbursement is recognized as a reduction of cost of goods sold of approximately $0.7 million and $0.5 million in the first and second quarters of 2007, respectively.
3.	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash information including, cash paid for interest and Federal, state and local income taxes, net of refunds, was as follows:

	Six Months Ended
	June 30,
	2007	2006
Interest	$4,422,762	$4,570,000

Federal, state and local income taxes	$(1,490,000)	$996,000

Fixed asset purchases in accounts payable	$204,448	$—

4.	PER SHARE INFORMATION
Basic earnings per share (“EPS”) is computed by dividing net (loss) income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net (loss) income necessary in the calculation of basic and diluted earnings per share.
A reconciliation of the shares used in the basic and diluted (loss) income per common share computation for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average shares outstanding	5,473,919	5,394,749	5,465,783	5,378,939
Diluted stock options	—	—	—	228,963

Diluted weighted average shares outstanding	5,473,919	5,394,749	5,465,783	5,607,902

Anti-diluted weighted average shares outstanding	236,721	576,475	236,721	136,736

Because of the net loss for the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007, all stock options are anti-dilutive.
5.	RECENT FINANCIAL ACCOUNTING STANDARDS
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation)” (“EITF 06-3”), that addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. We report sales, net of sales tax remittance. The adoption of EITF 06-3 on January 1, 2007 did not have a material effect on our financial statements.
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
We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. An examination of our 2004 Federal income tax return resulted in an immaterial adjustment. The examination of the 2003 Federal income tax return resulted in no changes. We are no longer subject to U.S. Federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2003 to 2006. Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2001 to 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.

7.	INTANGIBLE ASSETS
A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2007 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,260,640	$43,126	$28,217,514
Retail	6,900,000	—	6,900,000
Patents	2,269,662	1,063,651	1,206,011
Customer relationships	1,000,000	500,000	500,000

Total Identified Intangibles	$38,430,302	$1,606,777	$36,823,525

	Gross	Accumulated	Carrying
December 31, 2006	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,241,370		$28,241,370
Retail	6,900,000		6,900,000
Patents	2,238,981	$875,060	1,363,921
Customer relationships	1,000,000	400,000	600,000

Total Identified Intangibles	$38,380,351	$1,275,060	$37,105,291

	Gross	Accumulated	Carrying
June 30, 2006 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,247,810	$687,702	1,560,108
Customer relationships	1,000,000	300,000	700,000

Total Identified Intangibles	$39,080,819	$987,702	$38,093,117

Amortization expense for intangible assets was $166,012 and $135,000 for the three months ended June 30, 2007 and 2006, respectively and $331,717 and $270,000 for the six months ended June 30, 2007 and 2006, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.
Estimate of Aggregate Amortization Expense for the years ended December 31,:

2008	$664,229
2009	664,224
2010	124,141
2011	122,761
2012	122,761

8. CAPITAL STOCK
On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of June 30, 2007, we were authorized to issue approximately 484,000 shares under our existing plans.
The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2007 through June 30, 2007:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2007	536,176	$14.33
Issued	15,000	14.40
Exercised	(57,500)	5.73
Forfeited	(9,125)	17.23

Options outstanding at June 30, 2007	484,551	$15.25

Options exercisable at:
January 1, 2007	443,426	$13.39
June 30, 2007	433,832	$14.86

Unvested options at January 1, 2007	92,750	$18.81
Granted	15,000	14.40
Vested	(47,906)	18.01
Forfeited	(9,125)	17.23

Unvested options at June 30, 2007	50,719	$18.55

During the six month period ended June 30, 2007, we issued 7,595 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value on the grant date. The shares are fully vested but cannot be sold for one year. During the three months ended June 30, 2007, we issued 15,000 options with a grant date fair value of $7.80 per share.

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

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$26,298	$18,925	$52,597	$235,320
Interest	139,507	97,768	279,013	226,700
Expected return on assets	(179,239)	(148,558)	(358,478)	(345,884)
Amortization of unrecognized transition obligation	2,691	2,018	5,382	6,095
Amortization of unrecognized prior service cost	22,882	16,755	45,764	50,603
Curtailment charge	—	—	—	393,787

Net pension cost	$12,139	$(13,092)	$24,278	$566,621

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

	(Unaudited)			(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006
NET SALES:
Wholesale	$41,902,607		$43,071,751	$86,467,639		$83,700,530
Retail	16,582,155		14,225,754	33,550,119		30,221,174
Military	312,902		—	436,930		900,965

Total Net Sales	$58,797,664		$57,297,505	$120,454,688		$114,822,669

GROSS MARGIN:
Wholesale	$14,407,268		$16,522,940	$31,280,786		$32,621,242
Retail	8,890,604		7,550,352	17,420,961		16,236,018
Military	628,582	*	—	1,305,393	*	131,989

Total Gross Margin	$23,926,454		$24,073,292	$50,007,140		$48,989,249

*	The gross margin for the three month and six month periods ended June 30, 2007 included reductions of cost of goods sold from the reimbursement of contract related expenses incurred in prior periods of $0.5 million and $1.2, respectively.
Segment asset information is not prepared or used to assess segment performance.
11.	LONG-TERM DEBT
In May 2007, we entered into a Note Purchase Agreement, totaling $40 million, with Laminar Direct Capital L.P., Whitebox Hedged High Yield Partners, L.P. and GPC LIX L.L.C., and issued notes to each for $20 million, $17.5 million and $2.5 million, respectively, at an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012. The proceeds from these notes were used to pay down the GMAC Commercial Finance (“GMAC”) term loans which totaled approximately $17.5 million and the $15 million American Capital Strategies, LTD (“ACAS”) term loan. The balance of the proceeds, net of debt acquisition costs of approximately $1.4 million, was used to reduce the outstanding balance on the revolving credit facility. The Note Purchase Agreement is secured by a security interest in our assets and is subordinate to the security interest under the GMAC line of credit.

Interest expense for the second quarters of 2007 and 2006 includes charges of approximately $0.8 million and $0.4 million, respectively, which represent the accelerated amortization of deferred financing costs related to the early refinancing of its loan agreements.
Our credit facilities contain certain restrictive covenants, which among other things; require us to maintain a minimum fixed charge coverage ratio. As of June 30, 2007, we were in compliance with these restrictive covenants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	59.3%	58.0%	58.5%	57.3%

Gross Margin	40.7%	42.0%	41.5%	42.7%

Selling, General and Administrative Expenses	38.8%	37.4%	37.5%	37.1%

Income From Operations	1.9%	4.6%	4.0%	5.6%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net sales. Net sales for the three months ended June 30, 2007 were $58.8 million compared to $57.3 million for the same period in 2006. Wholesale sales for the three months ended June 30, 2007 were $41.9 million compared to $43.1 million for the same period in 2006. The $1.2 million decrease in wholesale sales is the result of a decrease in sales in our western footwear category. Retail sales for the three months ended June 30, 2007 were $16.6 million compared to $14.2 million for the same period in 2006. Military segment sales, which occur from time to time, for the three months ended June 30, 2007, were $0.3 million, compared to zero in the same period in 2006.
Gross margin. Gross margin for the three months ended June 30, 2007 was $23.9 million, or 40.7% of net sales, compared to $24.1 million, or 42.0% of net sales, in the same period last year. Wholesale gross margin for the three months ended June 30, 2007 was $14.4 million, or 34.4% of net sales, compared to $16.5 million, or 38.4% of net sales, in the same period last year. The 400 basis point decrease reflects a decrease in sales of western products, which carry higher margins than our other products, as well as an increase in manufacturing costs. Retail gross margin for the three months ended June 30, 2007 was $8.9 million, or 53.6% of net sales, compared to $7.6 million, or 53.1% of net sales, for the same period in 2006. Military gross margin for the three months ended June 30, 2007 was $0.6 million or 200.9% of net sales compared to zero, for the same period in 2006. The gross margin for 2007 includes a $0.5 million reduction of cost of goods sold from the reimbursement of contract related expenses incurred in prior periods.
SG&A expenses. SG&A expenses were $22.8 million, or 38.8% of net sales, for the three months ended June 30, 2007, compared to $21.5 million, or 37.4% of net sales for the same period in 2006. The net change primarily reflects increases in professional fees of $0.4 million, bad debt expense of $0.5 million and freight of $0.3 million.

Interest expense. Interest expense was $3.3 million in the three months ended June 30, 2007, compared to $3.0 million for the same period in the prior year. The increase reflects the accelerated amortization of $0.8 million of deferred financing costs under the former loan agreements with GMAC and ACAS, partially offset by a reduction in interest expense resulting from a decrease in average borrowings.
Income taxes. Income tax benefit for the three months ended June 30, 2007 was $0.8 million, compared to an income tax benefit of $0.1 million for the same period a year ago. Our estimated effective tax rate was 37% for the three months ended June 30, 2007 and 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net sales. Net sales for the six months ended June 30, 2007 were $120.5 million compared to $114.8 million for the same period in 2006. Wholesale sales for the six months ended June 30, 2007 were $86.5 million compared to $83.7 million for the same period in 2006. The $2.8 million increase in sales is the result of increases in sales in our work footwear, outdoor footwear and apparel categories, offset by a decrease in our western footwear category. Retail sales for the six months ended June 30, 2007 were $33.6 million compared to $30.2 million for the same period in 2006. Military segment sales, which occur from time to time, for the six months ended June 30, 2007, were $0.4 million, compared to $0.9 million in the same period in 2006.
Gross margin. Gross margin in the six months ended June 30, 2007 was $50.0 million, or 41.5% of net sales, compared to $49.0 million, or 42.7% of net sales, in the same period last year. Wholesale gross margin for the six months ended June 30, 2007 was $31.3 million, or 36.2% of net sales, compared to $32.6 million, or 39.0% of net sales, in the same period last year. The 280 basis point decrease reflects a decrease in sales of western products, which carry higher margins than our other products, as well as, an increase in sales of discontinued products at lower margins and an increase in manufacturing costs. Retail gross margin for the six months ended June 30, 2007 was $17.4 million, or 51.9% of net sales, compared to $16.2 million, or 53.7% of net sales, for the same period in 2006. The decrease in margin percentage is primarily a result of increased sales of discontinued products at lower margins. Military gross margin for the six months ended June 30, 2007 was $1.3 million compared to $0.1 million for the same period in 2006. The gross margin for 2007 results includes a $1.2 million reduction of cost of goods sold from the reimbursement of contract related expenses incurred in prior periods.
SG&A expenses. SG&A expenses were $45.1 million, or 37.5% of net sales, for the six months ended June 30, 2007, compared to $42.6 million, or 37.1% of net sales for the same period in 2006. The net change primarily reflects increases in professional fees of $1.0 million, bad debt expense of $0.7 million and sales commissions of $0.5 million, partially offset by a decrease in advertising expense of $0.4 million. 2006 includes a gain on the sale of a company-owned property of $0.7 million and pension expense of $0.4 million relating to the pension curtailment relating to the freezing of the non-union pension plan in 2006.
Interest expense. Interest expense was $5.8 million in the six months ended June 30, 2007, compared to $5.4 million for the same period in the prior year. The increase reflects the accelerated amortization of $0.8 million of deferred financing costs under the Note Purchase Agreements with GMAC and ACAS, partially offset by a reduction in interest expense resulting from a decrease in average borrowings.
Income taxes. Income tax benefit for the six months ended June 30, 2007 was $0.4 million, compared to an expense of $0.4 million for the same period a year ago. Our estimated effective tax rate was 37% for the six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $2.5 million for the first six months of 2007, compared to $3.0 million for the same period in 2006. Capital expenditures for all of 2007 are anticipated to be approximately $6.0 million.
In May 2007, we entered into a Note Purchase Agreement, totaling $40 million, with Laminar Direct Capital L.P., Whitebox Hedged High Yield Partners, L.P. and GPC LIX L.L.C., and issued notes to each for $20 million, $17.5 million and $2.5 million, respectively, at an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012. The proceeds from these notes were used to pay down the GMAC Commercial Finance term loans which totaled approximately $17.5 million and the $15 million American Capital term loan. The balance of the proceeds, net of debt acquisition costs of approximately $1.4 million, was used to reduce the outstanding balance on the revolving credit facility. The Note Purchase Agreement is secured by a security interest in our assets and is subordinate to the security interest under the GMAC line of credit.
The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2007, we had $59.6 million in borrowings under this facility and total capacity of $81.5 million. Our credit facilities contain certain restrictive covenants, which among other things; require us to maintain a minimum fixed charge coverage ratio. As of June 30, 2007, we were in compliance with these restrictive covenants.
We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Operating Activities. Cash provided by operating activities totaled $9.2 million in the first six months of 2007, compared to cash used in operating activities of $4.0 million in the same period of 2006. Cash provided by operating activities was impacted by the increase in operating cash flow from inventory, offset by the decrease in operating cash flows associated with accounts receivable and accounts payable. The change in inventory is due to our focus on improved inventory management through the scheduling of receipts to more closely coincide with projected shipments and the reduction of discontinued products.

Investing Activities. Cash used in investing activities was $2.7 million for the first six months of 2007, compared to $1.2 million in 2006. Cash used in investing activities in 2007 reflects an investment in property plant and equipment of $2.7 million. Our 2007 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology. Cash used in investing activities in 2006 primarily relates to investment in property, plant and equipment of $3.0 million, offset by the sale of the Harper Street warehouse facility for $1.9 million.
Financing Activities. Cash used in financing activities for the six months ended June 30, 2007 was $8.8 million, reflecting a decrease in net borrowings under the revolving credit facility of $15.1 million, repayments on long-term debt of $32.6 million, offset by proceeds from the issuance of long term debt of $40 million net of fees of $1.4 million and exercise of stock options of $0.3 million. Cash provided by financing activities for the six months ended June 30, 2006 was $4.0 million and reflects an increase in net borrowings under the revolving credit facility of 10.7 million, a new $15.0 million term loan, and proceeds from the exercise of stock options of $0.3 million partially offset by repayments on long-term debt of $21.4 million and debt financing cost of $0.6 million.
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
Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment annually, and more frequently, if necessary. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. A significant assumption of estimated cash flows from trademarks is future sales of branded products. Other assumptions include discount rates, royalty rates, cost of capital, and market multiples. An impairment charge may be recorded if the expected future cash flows decline. Based upon our review, none of our intangibles were impaired as of June 30, 2007.

Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2007. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we have recognized a charge for previously unrecognized service costs of approximately $0.4 million during the three-month period ended March 31, 2006.
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
ITEM 4 – CONTROLS AND PROCEDURES
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
Internal Controls. During the second quarter of 2007, the Company’s retail segment implemented a new automated point of sale system which will accelerate the timing of retail sales internal reporting.
Other than described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The 2007 Annual Meeting of Shareholders was held on May 15, 2007, and the following proposal was acted upon:
The election of Class I Directors of the Company, to serve until the 2009 Annual Meeting of Shareholders or until their successors are elected and qualified.

	Number of Shares Voted
		WITHHOLD
	FOR	AUTHORITY	TOTAL
Mike Brooks	4,578,969	485,253	5,064,222

Glenn E. Corlett	4,502,802	561,420	5,064,222

Harley E. Rouda, Jr.	4,716,561	347,661	5,064,222

James L. Stewart	4,576,029	488,193	5,064,222

The following individuals continue to serve as Class II Directors of the Company: J. Patrick Campbell, Michael L. Finn, G. Courtney Haning and Curtis A. Loveland.
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

Rocky Brands, Inc.
Date: July 31, 2007	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.