Form 10-Q
period 2007-09-30
ROCKY BRANDS, INC.
filed 2007-10-26
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐               Accelerated filer  ☑               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
As of October 23, 2007, 5,488,413 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q
ROCKY BRANDS, INC.

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007		September 30, 2006
	(Unaudited)	December 31, 2006	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,707,273	$3,731,253	$2,327,977
Trade receivables — net	81,279,819	65,259,580	81,054,978
Other receivables	1,064,827	1,159,444	987,939
Inventories	85,081,978	77,948,976	87,710,315
Deferred income taxes	3,902,775	3,902,775	133,783
Income tax receivable	2,743,633	3,632,808	10,873
Prepaid expenses	1,494,045	1,581,303	2,320,048

Total current assets	178,274,350	157,216,139	174,545,913
FIXED ASSETS — net	25,233,363	24,349,674	24,245,710
DEFERRED PENSION ASSET	53,866	13,564	1,563,639
IDENTIFIED INTANGIBLES	36,673,954	37,105,291	37,970,535
GOODWILL	24,874,368	24,874,368	24,874,368
OTHER ASSETS	2,618,442	2,796,776	2,815,654

TOTAL ASSETS	$267,728,343	$246,355,812	$266,015,819

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$15,514,243	$10,162,291	$16,290,173
Current maturities — long term debt	318,024	7,288,474	7,282,374
Accrued expenses:
Salaries and wages	605,905	178,235	810,280
Co-op advertising	446,410	452,272	77,154
Interest	1,822,664	338,281	694,096
Taxes — other	571,718	552,782	255,598
Commissions	771,062	649,636	633,742
Other	2,504,345	2,025,079	1,391,248

Total current liabilities	22,554,371	21,647,050	27,434,665
LONG TERM DEBT — less current maturities	122,438,442	103,203,107	120,040,154
DEFERRED INCOME TAXES	17,009,025	17,009,025	13,477,939
DEFERRED LIABILITIES	335,534	368,580	379,144

TOTAL LIABILITIES	162,337,372	142,227,762	161,331,902
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2007 — 5,488,293; December 31, 2006 — 5,417,198; September 30, 2006 — 5,405,098	53,897,100	53,238,841	52,723,651
Accumulated other comprehensive loss	(916,463)	(993,182)	—
Retained earnings	52,410,334	51,882,391	51,960,266

Total shareholders’ equity	105,390,971	104,128,050	104,683,917

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$267,728,343	$246,355,812	$266,015,819

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES	$82,308,547	$78,114,725	$202,763,235	$192,937,394

COST OF GOODS SOLD	53,030,023	45,998,535	123,477,571	111,831,955

GROSS MARGIN	29,278,524	32,116,190	79,285,664	81,105,439

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,108,505	22,606,038	70,222,025	65,166,515

INCOME FROM OPERATIONS	4,170,019	9,510,152	9,063,639	15,938,924

OTHER INCOME AND (EXPENSES):
Interest expense, net	(2,943,139)	(2,883,656)	(8,786,060)	(8,295,285)
Other — net	131,365	73,056	95,364	131,518

Total other — net	(2,811,774)	(2,810,600)	(8,690,696)	(8,163,767)

INCOME BEFORE INCOME TAXES	1,358,245	6,699,552	372,943	7,775,157

INCOME TAX (BENEFIT) EXPENSE	209,000	2,480,000	(155,000)	2,878,000

NET INCOME	$1,149,245	$4,219,552	$527,943	$4,897,157

NET INCOME PER SHARE
Basic	$0.21	$0.78	$0.10	$0.91
Diluted	$0.21	$0.76	$0.09	$0.88

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,484,923	5,400,647	5,472,233	5,386,254

Diluted	5,594,707	5,553,028	5,590,879	5,588,616

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$527,943	$4,897,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,226,093	3,894,797
Deferred compensation and other	3,371	329,510
Deferred debt financing costs	811,582	382,144
Loss (gain) on disposal of fixed assets	29,070	(592,027)
Stock compensation expense	285,984	352,061
Change in assets and liabilities
Receivables	(15,925,622)	(17,840,167)
Inventories	(7,133,002)	(12,323,583)
Other current assets	976,434	513,310
Other assets	795,282	626,333
Accounts payable	5,591,785	3,568,959
Accrued and other liabilities	2,525,818	(1,914,759)

Net cash used in operating activities	(7,285,262)	(18,106,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,957,897)	(4,631,428)
Investment in trademarks and patents	(66,488)	(80,092)
Proceeds from sale of fixed assets	77,037	1,855,583

Net cash used in investing activities	(4,947,348)	(2,855,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	206,281,446	203,591,775
Repayments of revolving credit facility	(201,297,047)	(173,426,868)
Proceeds from long-term debt	40,000,000	15,000,000
Repayments of long-term debt	(32,719,514)	(23,214,985)
Debt financing costs	(1,428,530)	(610,000)
Proceeds from exercise of stock options	372,275	341,577

Net cash provided by financing activities	11,208,630	21,681,499

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,023,980)	719,297

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,731,253	1,608,680

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,707,273	$2,327,977

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2007 AND 2006
1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

The components of total comprehensive income are shown below:

	(Unaudited)	(Unaudited)
	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Net income	$1,149,245	$527,943
Other comprehensive income:
Amortization of unrecognized transition obligation and service cost	25,573	76,719

Total comprehensive income	$1,174,818	$604,662

For the three-month and nine-month periods ended September 30, 2006, net income was equal to comprehensive income.

2.	INVENTORIES

Inventories are comprised of the following:

	September 30,		September 30,
	2007	December 31,	2006
	(Unaudited)	2006	(Unaudited)
Raw materials	$8,222,483	$6,564,731	$7,448,509
Work-in-process	261,295	249,644	286,903
Finished goods	76,798,200	71,518,898	80,589,267
Reserve for obsolescence or lower of cost or market	(200,000)	(384,297)	(614,364)

Total	$85,081,978	$77,948,976	$87,710,315

Included in raw materials, at December 31, 2006 and September 30, 2006, is $1.6 million of purchases associated with the U.S. military. These raw material purchases were made exclusively for production under a subcontract for the U.S. military. Subsequent to the purchase of raw materials, the subcontract was cancelled for convenience by the U.S. military. In March 2007, we received a partial settlement and finalized the ultimate settlement of the contract in June 2007. As a result of this settlement and other third-party sales, the value of the raw material inventory was realized. In addition, the settlement provided for a reimbursement of expenses incurred in prior periods. This reimbursement is recognized as a reduction of cost of goods sold of approximately $0.7 million and $0.5 million in the first and second quarters of 2007, respectively.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash information including, cash paid for interest and Federal, state and local income taxes, net of refunds, was as follows:

	Nine Months Ended
	September 30,
	2007	2006
Interest	$5,970,000	$7,375,000

Federal, state and local income taxes	$(991,000)	$1,711,000

Fixed asset purchases in accounts payable	$132,350	$—

4.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares outstanding	5,484,923	5,400,647	5,472,233	5,386,254
Diluted stock options	109,784	152,381	118,646	202,362

Diluted weighted average shares outstanding	5,594,707	5,553,028	5,590,879	5,588,616

Anti-diluted weighted average shares outstanding	270,707	257,375	270,707	186,267

5.	RECENT FINANCIAL ACCOUNTING STANDARDS

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation)” (“EITF 06-3”), which addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. We report sales, net of sales tax remittance. The adoption of EITF 06-3 on January 1, 2007 did not have a material effect on our financial statements.

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

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158, requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of Statement No. 158 were effective for fiscal years ending after December 15, 2006. In addition, Statement No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. However, the new measurement date requirement will not be effective until fiscal years ending after December 15, 2008. We utilize a measurement date of September 30th and will be required to change that measurement date to December 31st. The adoption of Statement No. 158 as of December 31, 2006 resulted in a write-down of our pension asset by $1.6 million, increased accumulated other comprehensive loss by $1.0 million, and decreased deferred income tax liabilities by $0.6 million.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 37% for the three-month and nine-month periods ended September 30, 2007 and 2006. During the three months ended September 30, 2007, we recognized a prior year state income tax refund of $0.3 million which reduced the effective tax rate for the three-month period ended September 30 2007 to 15.4%. The tax benefit for the nine-month period ended September 30, 2007 results from the recognition of the aforementioned tax refund when combined with our provision for income taxes at the effective tax rate of 37%.

7.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2007 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,272,514	$64,689	$28,207,825
Retail	6,900,000	—	6,900,000
Patents	2,274,325	1,158,196	1,116,129
Customer relationships	1,000,000	550,000	450,000

Total Identified Intangibles	$38,446,839	$1,772,885	$36,673,954

	Gross	Accumulated	Carrying
December 31, 2006	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,241,370		$28,241,370
Retail	6,900,000		6,900,000
Patents	2,238,981	$875,060	1,363,921
Customer relationships	1,000,000	400,000	600,000

Total Identified Intangibles	$38,380,351	$1,275,060	$37,105,291

	Gross	Accumulated	Carrying
September 30, 2006 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,933,009		$28,933,009
Retail	6,900,000		6,900,000
Patents	2,268,828	$781,302	1,487,526
Customer relationships	1,000,000	350,000	650,000

Total Identified Intangibles	$39,101,837	$1,131,302	$37,970,535

Amortization expense for intangible assets was $166,108 and $143,600 for the three months ended September 30, 2007 and 2006, respectively and $497,825 and $430,385 for the nine months ended September 30, 2007 and 2006, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.

Estimate of Aggregate Amortization Expense for the years ended December 31,:

2008	$664,540
2009	664,535
2010	124,452
2011	123,072
2012	123,072

8.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. This Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of September 30, 2007, we were authorized to issue approximately 484,000 shares under our existing plans.

The plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2007 through September 30, 2007:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at January 1, 2007	536,176	$14.33
Issued	15,000	14.40
Exercised	(63,500)	5.86
Forfeited	(11,375)	21.41

Options outstanding at September 30, 2007	476,301	$15.24

Options exercisable at:
January 1, 2007	443,426	$13.39
September 30, 2007	425,739	$14.85

Unvested options at January 1, 2007	92,750	$18.81
Granted	15,000	14.40
Vested	(45,792)	17.01
Forfeited	(11,375)	21.41

Unvested options at September 30, 2007	50,583	$18.55

During the nine-month period ended September 30, 2007, we issued 7,595 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year. We also issued 15,000 options with a grant date fair value of $7.82 per share.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$26,298	$18,925	$78,895	$254,245
Interest	139,507	97,768	418,520	324,468
Expected return on assets	(179,239)	(148,558)	(537,717)	(494,442)
Amortization of unrecognized transition obligation	2,691	2,018	8,073	8,113
Amortization of unrecognized prior service cost	22,882	16,755	68,646	67,358
Curtailment charge	—	—	—	393,787

Net pension cost	$12,139	$(13,092)	$36,417	$553,529

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007		2006
NET SALES:
Wholesale	$64,106,769	$63,363,200	$150,574,407		$147,063,730
Retail	18,201,778	14,563,625	51,751,898		44,787,799
Military	—	187,900	436,930		1,088,865

Total Net Sales	$82,308,547	$78,114,725	$202,763,235		$192,940,394

GROSS MARGIN:
Wholesale	$20,036,008	$24,413,169	$51,316,794		$57,034,411
Retail	9,242,516	7,671,123	26,663,477		23,907,141
Military	—	31,898	1,305,393	*	163,887

Total Gross Margin	$29,278,524	$32,116,190	$79,285,664		$81,105,439

*	The gross margin for the nine-month period ended September 30, 2007 includes a reduction of cost of goods sold from the reimbursement of contract related expenses incurred in prior periods of $1.2 million.
Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

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

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures. As of September 30, 2007, we were in compliance with these restrictive covenants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	64.4%	58.9%	60.9%	58.0%

Gross Margin	35.6%	41.1%	39.1%	42.0%

Selling, General and Administrative Expenses	30.5%	28.9%	34.6%	33.8%

Income From Operations	5.1%	12.2%	4.5%	8.2%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net sales. Net sales for the three months ended September 30, 2007 were $82.3 million compared to $78.1 million for the same period in 2006. Wholesale sales for the three months ended September 30, 2007 were $64.1 million compared to $63.4 million for the same period in 2006. The $0.7 million increase in wholesale sales is the result of an increase in sales in our work footwear category partially offset by decreases in our hunting and western footwear and apparel categories. Retail sales for the three months ended September 30, 2007 were $18.2 million compared to $14.6 million for the same period in 2006. The $3.6 million increase in retail sales results from the growth in market share experienced as a result of the bankruptcy of a leading competitor. Military segment sales, which occur from time to time, for the three months ended September 30, 2007, were zero compared to $0.2 million in the same period in 2006.
Gross margin. Gross margin for the three months ended September 30, 2007 was $29.3 million, or 35.6% of net sales, compared to $32.1 million, or 41.1% of net sales, in the same period last year. Wholesale gross margin for the three months ended September 30, 2007 was $20.0 million, or 31.3% of net sales, compared to $24.4 million, or 38.5% of net sales, in the same period last year. The 720 basis point decrease reflects a decrease in sales price per unit for competitive reasons, as well as an increase in manufacturing costs from both our company operated facilities and third party manufacturers. Retail gross margin for the three months ended September 30, 2007 was $9.2 million, or 50.8% of net sales, compared to $7.7 million, or 52.7% of net sales, for the same period in 2006. The 190 basis point decrease reflects an increase in manufacturing costs at third party manufacturers. Military gross margin for the three months ended September 30, 2007 was zero compared to less than $0.1 million or 17.0% of net sales, for the same period in 2006.

SG&A expenses. SG&A expenses were $25.1 million, or 30.5% of net sales, for the three months ended September 30, 2007, compared to $22.6 million, or 28.9% of net sales for the same period in 2006. The net change primarily reflects increases in salaries and commissions of $0.7 million, benefits of $0.3 million, show expenses of $0.3 million, vehicle expenses of $0.5 million and freight and handling charges of $0.5 million.
Interest expense. Interest expense was $2.9 million in the three months ended September 30, 2007, compared to $2.9 million for the same period in the prior year.
Income taxes. Income tax expense for the three months ended September 30, 2007 was $0.2 million, compared to $2.5 million for the same period a year ago. We provided for income taxes at an estimated effective tax rate of 37% for the three months ended September 30, 2007 and 2006. During the three months ended September 30, 2007, we recognized a prior year state income tax refund of $0.3 million which reduced the effective tax rate to 15.4%.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net sales. Net sales for the nine months ended September 30, 2007 were $202.8 million compared to $192.9 million for the same period in 2006. Wholesale sales for the nine months ended September 30, 2007 were $150.6 million compared to $147.1 million for the same period in 2006. The $3.5 million increase in sales is the result of increases in sales in our work, duty and, outdoor footwear categories, offset by decreases in our western footwear and apparel categories. Retail sales for the nine months ended September 30, 2007 were $51.8 million compared to $44.8 million for the same period in 2006. The $7.0 million increase in retail sales results from the growth in market share experienced as a result of the bankruptcy of a leading competitor. Military segment sales, which occur from time to time, for the nine months ended September 30, 2007, were $0.4 million, compared to $1.1 million in the same period in 2006.
Gross margin. Gross margin in the nine months ended September 30, 2007 was $79.3 million, or 39.1% of net sales, compared to $81.1 million, or 42.0% of net sales, in the same period last year. Wholesale gross margin for the nine months ended September 30, 2007 was $51.3 million, or 34.1% of net sales, compared to $57.0 million, or 38.8% of net sales, in the same period last year. The 470 basis point decrease reflects a decrease in sales price per unit for competitive reasons, as well as an increase in sales of discontinued products at lower margins and an increase in manufacturing costs from both our company operated facilities and third party manufacturers. Retail gross margin for the nine months ended September 30, 2007 was $26.7 million, or 51.5% of net sales, compared to $23.9 million, or 53.4% of net sales, for the same period in 2006. The 190 basis point decrease reflects an increase in manufacturing costs at third party manufacturers. Military gross margin for the nine months ended September 30, 2007 was $1.3 million compared to $0.2 million for the same period in 2006. The gross margin for 2007 results includes a $1.2 million reduction of cost of goods sold from the reimbursement of contract related expenses incurred in prior periods.
SG&A expenses. SG&A expenses were $70.2 million, or 34.6% of net sales, for the nine months ended September 30, 2007, compared to $65.2 million, or 33.8% of net sales for the same period in 2006. The net change primarily reflects increases in salaries and commissions of $1.6 million, professional fees of $1.0 million, bad debt expense of $0.7 million, co-op advertising of $0.4 million, depreciation and amortization of $0.4 million, utilities of $0.5 million, freight and handling of $0.7, and vehicle expenses of $0.8 million, partially offset by a decrease in benefits of $0.2 million and advertising expense of $1.0 million. SG&A expenses for 2006 include a gain on the sale of a company-owned property of $0.7 million and pension expense of $0.4 million relating to the pension curtailment relating to the freezing of the non-union pension plan in 2006.

Interest expense. Interest expense was $8.8 million in the nine months ended September 30, 2007, compared to $8.3 million for the same period in the prior year. The increase reflects the accelerated amortization of $0.8 million of deferred financing costs under the Note Purchase Agreements with GMAC and ACAS, partially offset by a reduction in interest expense resulting from a decrease in average borrowings.
Income taxes. Income tax benefit for the nine months ended September 30, 2007 was $0.2 million, compared to an expense of $2.9 million for the same period a year ago. Our estimated effective tax rate was 37% for the nine months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007, we recognized a prior year state income tax refund of $0.3 million which when combined with the income tax provision of 37% resulted in the recognition of the aforementioned tax benefit.
Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well as for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $4.7 million for the first nine months of 2007, compared to $4.6 million for the same period in 2006. Capital expenditures for all of 2007 are anticipated to be approximately $6.0 million.
In May 2007, we entered into a Note Purchase Agreement, totaling $40 million, with Laminar Direct Capital L.P., Whitebox Hedged High Yield Partners, L.P. and GPC LIX L.L.C., and issued notes to each for $20 million, $17.5 million and $2.5 million, respectively, at an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012. The proceeds from these notes were used to pay down the GMAC Commercial Finance term loans which totaled approximately $17.5 million and the $15 million ACAS term loan. The balance of the proceeds, net of debt acquisition costs of approximately $1.4 million, was used to reduce the outstanding balance on the revolving credit facility. The Note Purchase Agreement is secured by a security interest in our assets and is subordinate to the security interest under the GMAC line of credit.
The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2007, we had $79.7 million in borrowings under this facility and total capacity of $93.1 million. Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures. As of September 30, 2007, we were in compliance with these restrictive covenants.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Operating Activities. Cash used in operating activities totaled $7.3 million in the first nine months of 2007, compared to $18.1 million in the same period of 2006. Cash used in operating activities was primarily impacted by the seasonal buildup of both inventories and accounts receivable.
Investing Activities. Cash used in investing activities was $4.9 million for the first nine months of 2007, compared to $2.9 million in 2006. Cash used in investing activities in 2007 reflects an investment in property plant and equipment of $4.7 million. Our 2007 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology. Cash used in investing activities in 2006 primarily relates to investment in property, plant and equipment of $4.6 million, offset by the sale of the Harper Street warehouse facility for $1.9 million.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2007 was $11.2 million, reflecting an increase in net borrowings under the revolving credit facility of $4.9 million, repayments on long-term debt of $32.7 million, offset by proceeds from the exercise of stock options of $0.4 million and the issuance of long term debt of $40 million, less debt financing costs of $1.4 million. Cash provided by financing activities for the nine months ended September 30, 2006 was $21.7 million and reflects an increase in net borrowings under the revolving credit facility of 30.2 million, a new $15.0 million term loan, and proceeds from the exercise of stock options of $0.3 million partially offset by repayments on long-term debt of $23.2 million and debt financing cost of $0.6 million.
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
Inventories
Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable, and we have been able to liquidate slow moving or obsolete inventories through our factory outlet stores or through various discounts to customers. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of our inventory reserves and makes adjustments to them as required.

Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment annually, and more frequently, if necessary. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. A significant assumption of estimated cash flows from trademarks is future sales of branded products. Other assumptions include discount rates, royalty rates, cost of capital, and market multiples. An impairment charge may be recorded if the expected future cash flows decline. Based upon our review, none of our intangibles were impaired as of September 30, 2007.
Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of September 30 each year. The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2007. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we have recognized a charge for previously unrecognized service costs of approximately $0.4 million during the three-month period ended March 31, 2006.
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
As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.
Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rocky Brands, Inc.
Date: October 26, 2007	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.