Form 10-K
period 2007-12-31
ROCKY BRANDS, INC.
filed 2008-03-06
CIK 895456

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-21026
ROCKY BRANDS, INC.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	No. 31-1364046 (I.R.S. Employer Identification No.)
39 East Canal Street
Nelsonville, Ohio 45764
(Address of principal executive offices, including zip code)
(740) 753-1951
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	The NASDAQ Stock Market, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐     No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $92,742,437 on June 30, 2007.
There were 5,488,413 shares of the Registrant’s Common Stock outstanding on March 3, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh Safety Shoes mobile and retail stores (including a fleet of 94 trucks, supported by 48 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.
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
Our products are marketed under four well-recognized, proprietary brands, Rocky Outdoor Gear, Georgia Boot, Durango and Lehigh, in addition to the licensed brands of Dickies, Michelin and Zumfoot.
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
Georgia Boot
Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear. Georgia Boot footwear is sold at suggested retail price points ranging from $79.95 to $109.95. This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments. Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the work place. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.
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
Durango
Durango is our moderately priced, high quality line of western footwear. Launched in 1965, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear market. Our current line of products is offered at suggested retail price points ranging from $79.95 to $149.95, and we market products designed for both work and casual wear. Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion. Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue. Other products in the Durango line that target casual and fashion oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.
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
Georgia Boot secured the license to design, develop and manufacture footwear under the Dickies name in 2003. We currently offer work products targeted at the construction trades and agricultural and hospitality workers. Our

Dickies footwear incorporates specific design features to appeal to these workers and is offered at suggested retail price points ranging from $49.95 to $89.95. The Dickies brand is well recognized by consumers, and we plan to introduce value priced footwear in the outdoor, duty and western markets.
Zumfoot
Zumfoot is a high quality line of casual footwear. The license to design, develop and manufacture footwear under the Zumfoot name was secured in 2006. The Zumfoot brand provides entrée into the casual, dress casual and leisure footwear categories with suggested retail prices from $99.95 to $159.95.
Michelin
Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested retail prices for the Michelin brand are from $99.95 to $159.95.
Sales and Distribution
Our products are distributed through three distinct business segments: wholesale, retail and military. You can find more information regarding our three business segments in Note 14 to our consolidated financial statements.
Wholesale
In the U.S., we distribute Rocky Outdoor Gear, Georgia Boot, Durango and Dickies products through a wide range of wholesale distribution channels. As of December 31, 2007, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.
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
Our 94 Lehigh mobile trucks, supported by our 48 small warehouses, are stocked with work footwear, as established by the specific needs of our customers, and typically include our owned brands augmented by branded work footwear from third parties including Dunham and Timberland Pro. Prior to a scheduled site visit, Lehigh sales managers consult with our corporate customers to ensure that our trucks are appropriately stocked for their specific needs. Our trucks then perform a site visit where customer employees select work related footwear and apparel. Our corporate customers generally purchase footwear or provide payroll deduction plans for footwear purchases by their employees. We believe that our ability to service work sites across the U.S. allows us to effectively compete for large, national customers who have employees located throughout the U.S.
We also operate 48 mini-stores located in our small warehouses, which are primarily situated in industrial parks. Over time, we intend to improve some of these locations to sites that experience higher foot traffic in order to better utilize our retail square footage and leverage our fixed costs. We also intend to expand the breadth and depth of products sold in these mini-stores to include casual and outdoor footwear and apparel to offer a broader range of products to our consumers. In 2007, we opened two stores utilizing this concept.
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
Websites
We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.lehighoutfitters.com, www.lehighsafetyshoes.com, www.slipgrips.com and www.corkygear.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products.
Military
While we are focused on continuing to build our wholesale and retail business, we also actively bid on footwear contracts with the U.S. military, which requires products to be made in the U.S. Our manufacturing facilities in Puerto Rico, a U.S. territory, allow us to competitively bid for such contracts. In July 2007, we were awarded a $6.4 million order to produce footwear for the U.S. military, which includes an option for four yearly renewals at similar amounts. In January 2008, we were awarded a $5.0 million order to produce footwear for the U.S. Military, which includes an option for four yearly renewals at similar amounts.
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
Manufacturing and Sourcing
We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third party facilities, primarily in China. We do not have long-term contracts with any of our third party manufacturers. Two of our third party manufacturers in China, with which we have had relationships for over 20 years, and that have historically accounted for a significant portion of our manufacturing, represented approximately 30% and 12% of our net sales in 2007. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that requires production by a U.S. manufacturer. Sourcing products from offshore third party facilities generally enables us to lower our costs per unit while maintaining high product quality, as well as limits the capital investment required to establish and maintain company operated manufacturing facilities. We expect that a greater portion of our products will be sourced from third party facilities in the future as a result of our acquisition of EJ Footwear, which sourced all of its products from third parties. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.
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
Our products are distributed in the U.S. and Canada from our finished goods distribution facilities located near Logan, Ohio and Waterloo, Ontario, respectively. With the acquisition of EJ Footwear, our products are also distributed in the U.S. from a third party distribution facility in Tunkhannock, Pennsylvania. In 2007, we began consolidating the distribution of our products in the U.S. to our facility in Logan, Ohio. This consolidation is expected to improve operating efficiencies and to be completed by June 2008. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico.
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
Backlog
At December 31, 2007, our backlog was $14.2 million compared to $10.3 million at December 31, 2006. Our backlog at December 31, 2007 includes $1.8 million of orders under contracts with the U.S. Military versus zero at December 31, 2006. Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by retailers prior to shipment without penalty.
Patents, Trademarks and Trade Names
We own numerous design and utility patents for footwear, footwear components (such as insoles and outsoles) and outdoor apparel in the U.S. and in foreign countries including Canada, Mexico, China and Taiwan. We own U.S. and certain foreign registrations for the trademarks used in our business, including our marks Rocky, Rocky Outdoor Gear, Georgia Boot, Durango and Lehigh. In addition, we license trademarks, including Dickies, Gore-Tex, Michelin and Zumfoot, in order to market our products. We have an exclusive license through December 31, 2010 to use the Dickies brand for footwear in our target markets. Our license with Dickies may be terminated by Dickies prior to December 31, 2010 if we do not achieve certain minimum net shipments in a particular year. While we have an active program to protect our intellectual property by filing for patents and trademarks, we do not believe that our overall business is materially dependent on any individual patent or trademark. We are not aware of any infringement of our intellectual property rights or that we are infringing any intellectual property rights owned by third parties. Moreover, we are not aware of any material conflicts concerning our trademarks or our use of trademarks owned by others.
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
Employees
At December 31, 2007, we had approximately 1,600 employees. Approximately 875 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees is represented by a union. We believe our relations with our employees are good.
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
The development of our business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman and Chief Executive Officer, David Sharp, President and Chief Operating Officer, and James McDonald, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Brooks has an at-will employment agreement with us. The employment agreement provides that in the event of termination of employment, he will receive a severance benefit and may not compete with us for a period of one year. None of our other executive officers and key employees has an employment agreement with our company. The loss of the services of any of these officers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have an exclusive license through December 31, 2010 to use the Dickies brand on all footwear products, except nursing shoes. The Dickies brand is well recognized by consumers, and we plan to introduce value priced Dickies footwear targeting additional markets, including outdoor, duty and western. Our license with Dickies may be terminated by Dickies prior to December 31, 2010 if we do not achieve certain minimum net shipments in a particular year. Furthermore, it is not certain whether we will be able to renew our license to use the Dickies brand after the expiration or termination of the current license. The loss of our license to use the Dickies brand could have a material adverse effect on our competitive position and growth strategy, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our outdoor products are seasonal.
We have historically experienced significant seasonal fluctuations in our business because we derive a significant portion of our revenues from sales of our outdoor products. Many of our outdoor products are used by consumers in cold or wet weather. As a result, a majority of orders for these products are placed by our retailers in January through April for delivery in July through October. In order to meet demand, we must manufacture and source outdoor footwear year round to be in a position to ship advance orders for these products during the last two quarters of each year. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of each year. There is no assurance that we will have either sufficient inventory to satisfy demand in any particular quarter or have sufficient demand to sell substantially all, of our, inventory without significant markdowns.
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
Our credit facility and term loan agreements require us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition. As of December 31, 2007, we were in compliance with certain financial restrictive covenants.
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
We rely on distribution centers in Logan, Ohio, Columbus, Ohio and Tunkhannock, Pennsylvania, and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers.
We rely on distribution centers in Logan, Ohio, Columbus, Ohio and Tunkhannock, Pennsylvania. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage a portion of our inventory or impair our ability to use our distribution center as a docking location for merchandise. Either of these occurrences could impair our ability to adequately supply our retailers and harm our operating results.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We own, subject to a mortgage, our 25,000 square foot executive offices that are located in Nelsonville, Ohio, which are utilized by all segments. We also own, subject to a mortgage, our 192,000 square foot finished goods distribution facility near Logan, Ohio, which is utilized by the Wholesale segment. We own outright our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our Retail segment. We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the Wholesale and Military segments. These leases expire in 2009. In the Dominican Republic, we lease an 82,000 square foot manufacturing facility under a lease expiring in 2009 and lease an additional stand-alone 37,000 square foot building, which is on a month to month basis and is utilized by our Wholesale segment. In Waterloo, Ontario, we lease a 30,300 square foot distribution facility under a lease expiring in 2012 which is utilized by our Wholesale segment.
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
Market Information
Our common stock trades on the NASDAQ National Market under the symbol “RCKY.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Quarter Ended	High	Low
March 31, 2006	$26.50	$19.00
June 30, 2006	$26.70	$20.80
September 30, 2006	$22.65	$9.73
December 31, 2006	$17.49	$11.45
March 31, 2007	$17.11	$10.68
June 30, 2007	$18.75	$11.06
September 30, 2007	$19.23	$8.40
December 31, 2007	$10.70	$6.01
On March 3, 2008, the last reported sales price of our common stock on the NASDAQ National Market was $5.29 per share. As of March 3, 2008, there were 94 shareholders of record of our common stock.
We presently intend to retain our earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings and financial condition, our need for funds and other factors. Presently, our credit facility restricts the payment of dividends on our common stock. At December 31, 2007, we had no retained earnings available for distribution.

Performance Graph
     The following performance graph compares our performance of the Company with the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2002, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rocky Brands, Inc. The NASDAQ Composite Index
And The S&P Foowear Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.
ROCKY BRANDS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/07	12/31/06	12/31/05	12/31/04	12/31/03
Income Statement Data
Net sales	$275,267	$263,491	$296,023	$132,249	$106,165
Gross margin (% of sales)	39.2%	41.5%	37.6%	29.2%	30.9%
Net (loss) income	$(23,105)	$4,819	$13,014	$8,594	$6,039

Per Share
Net (loss) income
Basic	$(4.22)	$0.89	$2.48	$1.89	$1.44
Diluted	$(4.22)	$0.86	$2.33	$1.74	$1.32

Weighted average number of common shares outstanding
Basic	5,476	5,392	5,258	4,557	4,190
Diluted	5,476	5,578	5,585	4,954	4,561

Balance Sheet Data
Inventories	$75,404	$77,949	$75,387	$32,959	$38,068
Total assets	$216,724	$246,356	$236,134	$96,706	$86,175
Working capital	$135,318	$135,569	$119,278	$55,612	$54,210
Long-term debt, less current maturities	$103,220	$103,203	$98,972	$10,045	$17,515
Stockholders’ equity	$81,766	$104,128	$99,093	$71,371	$58,385
The 2007, 2006 and 2005 financial data reflects the acquisition of the EJ Footwear group. The 2007 and 2006 financial data reflects non-cash intangible impairment charges of $23.5 million and $0.5 million, net of tax benefits, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2007, and our capital resources and liquidity as of December 31, 2007 and 2006. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.
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
Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten-thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh Safety Shoes mobile and retail stores (including a fleet of 94 trucks, supported by 48 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.
2007 OVERVIEW
Highlights of our 2007 financial performance include the following:
•	Net sales, led by an increase of approximately $11.5 million in retail sales, increased to $275.3 million from $263.5 million in 2006.

•	Our gross margin decreased to $108.0 million from $109.3 million the prior year. Gross margin was 39.2% versus 41.5% in 2006, primarily due to the decrease in gross margin on wholesale sales. The decrease reflects a reduction in sales price per unit for competitive reasons, as well as an increase in manufacturing costs.

•	Our operating expenses increased $30.1 million to $121.3 million from $90.4 million compared to the prior year. This increase includes an additional non-cash intangible impairment charge of $24.9 million for 2007 relating to carrying value of goodwill.

•	Net income decreased to a loss of $23.1 million, including a $23.5 million non-cash intangible impairment charge, net of tax benefits, compared to income of $4.8 million, including a $0.5 million non-cash intangible impairment charge, net of tax benefits, for the prior year. Diluted earnings per common share decreased to a loss of $4.22 per diluted share, including a $4.30 per diluted share non-cash intangible impairment charge in 2007 versus income of $.86 per diluted share, including a $.09 per diluted share non-cash intangible impairment charge in 2006.

•	Debt (total debt minus cash, cash equivalents) was $97.0 million or 52.3% of total capitalization at December 31, 2007 compared to $106.8 million or 49.7% of total capitalization at year-end 2006. Total debt decreased $7.0 million to $103.5 million or 55.9% of total capitalization at December 31, 2007 compared to $110.5 million or 51.5% of total capitalization at December 31, 2006.
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

PERCENTAGE OF NET SALES
The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	60.8%	58.5%	62.4%

Gross margin	39.2%	41.5%	37.6%
SG&A expense	35.0%	34.0%	28.1%
Non-cash intangible impairment charges	9.0%	0.3%	0.0%

(Loss) income from operations	(4.8)%	7.2%	9.5%

Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net sales. Net sales increased 4.5% to $275.3 million for 2007 compared to $263.5 million the prior year. Wholesale sales decreased $0.6 million to $202.6 million for 2007 compared to $203.2 million for 2006. The $7.6 million decreases in sales in our outdoor and western footwear categories were offset by an increase in sales in our work footwear category. Retail sales were $70.7 million in 2007 compared to $59.2 million for 2006. The $11.5 million increase in retail sales results from the growth in market share experienced as a result of the bankruptcy of a leading competitor. Military segment sales, which occur from time to time, were $2.0 million for 2007 compared to $1.1 million in 2006. Average list prices for our footwear, apparel and accessories were similar in 2007 compared to 2006.
Gross margin. Gross margin decreased to $108.0 million or 39.2% of net sales for 2007 compared to $109.3 million or 41.5% of net sales for the prior year. The decrease in basis points is primarily attributable to a reduction in margin for wholesale sales offset by an increase in margin relating to the $1.2 million settlement of a previously cancelled military contract. Wholesale gross margin for 2007 was $70.4 million, or 34.8% of net sales, compared to $79.0 million, or 38.9% of net sales in 2006. The 410 basis point decrease reflects a decrease in sales price per unit for competitive reasons, as well as an increase in manufacturing costs from both our company operated facilities and third party manufacturers and an increase in sales of discontinued products at lower margins. Retail gross margin for 2007 was $36.1 million, or 51.1% of net sales, compared to $30.2 million, or 51.0% of net sales, in 2006. Military gross margin in 2007 was $1.4 million, or 72.9% of net sales, compared to $0.1 million, or 9.5% of net sales in 2006. The increase in basis points reflects the $1.2 million settlement of a previously cancelled military contract
SG&A expenses. SG&A expenses were $96.4 million, or 35.0% of net sales in 2007 compared to $89.6 million, or 34.0% of net sales for 2006. The net change primarily reflects increases in salaries and commissions of $3.1 million, bad debt and collection expense of $1.1 million, professional fees of $0.9 million, telecommunication expense of $0.7 million, vehicle expenses of $0.6 million, rents of $0.5 million, repairs and maintenance of $0.6 million, show expenses of $0.4 million and freight and handling of $0.3, offset by a decrease in benefits of $0.6 million and advertising expense of $1.5 million. SG&A expenses for 2006 include a gain on the sale of a company-owned property of $0.7 million and pension expense of $0.4 million relating to the pension curtailment relating to the freezing of the non-union pension plan in 2006.
Non-cash intangible impairment charges. As a result of our annual evaluation of intangible assets, under the terms and provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, "Goodwill and Other Intangible Assets” (“SFAS 142”), we recognized an impairment loss on the carrying value of goodwill in the amount of $24.9 million in 2007. Because the trading value of our shares indicated a level of equity market capitalization below our book value at the time of the annual impairment test, there was indication that our goodwill could be impaired. In performing the first step of the impairment test, the company valued the wholesale segment, for which all the goodwill applied, based on the guideline company method. The companies we selected are publicly traded wholesale competitors who manufacture shoes and apparel. While the selected companies may differ from the wholesale division in terms of the specific products they provide, they have similar financial risks and operating performance and reflect current economic conditions for the footwear and apparel industry in general. As a result of this analysis, it was determined that an indication of impairment did exist and the results of the second step of the impairment test resulted in an impairment of $24.9 million; or $23.5 million, net of tax benefit; to our goodwill. In 2006, we recognized an impairment loss on the carrying value of the Gates trademark in the amount of $0.8 million.
Interest expense. Interest expense was $11.6 million in 2007, compared to $11.6 million for the prior year. Interest expense includes $0.8 million and $0.4 million of deferred financing costs for 2007 and 2006 respectively. A reduction in average borrowings resulted in a decrease of $0.4 million in interest expense for 2007.
Income taxes. Income tax benefit for the year ended December 31, 2007 was $1.4 million, compared to an expense of $2.8 million for the same period a year ago. In 2007, we recognized a $1.3 million benefit relating to the non-cash intangible impairment charge and a $0.3 million benefit relating to a prior year state income tax refund.
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
Income taxes. Income tax expense for 2006 was $2.8 million, compared to $6.3 million in 2005. Our effective tax rate was 36.6% for 2006, versus 32.5% for 2005. The increase in our effective tax rate in 2006 was due primarily to the cessation of income tax incentive programs for our Lifestyle Footwear, Inc. and Subpart F tax at our Five Star Enterprises Ltd. operations, offset by a lower effective state tax rate.
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

We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital increased to $135.3 million at December 31, 2007, compared to $135.6 million at the end of the prior year.
Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $5.8 million for 2007 and $5.6 million in 2006. Capital expenditures for 2008 are anticipated to be approximately $5.0 million.
In conjunction with the completion of our 2005 acquisition of EJ Footwear, we entered into agreements with GMAC Commercial Finance (“GMAC”), and with American Capital Financial Services, Inc., as agent, and American Capital Strategies, Ltd., as lender (collectively, “ACAS”), for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear. Under the terms of the agreements, the interest rates and repayment terms were: (1) a five-year $100 million revolving credit facility with GMAC with an interest rate of LIBOR plus 2.5% or prime plus 1.0% at our option (weighted average of 8.31% at December 31, 2006); (2) an $18 million term loan with GMAC with an interest rate of LIBOR plus 3.25% or prime plus 1.75% at our option (weighted average of 9% at December 31, 2006), payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with ACAS with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.
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
In May 2007, we entered into a Note Purchase Agreement, totaling $40 million, with Laminar Direct Capital L.P., Whitebox Hedged High Yield Partners, L.P. and GPC LIX L.L.C., and issued notes to them for $20 million, $17.5 million and $2.5 million, respectively, at an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012. The proceeds from these notes were used to pay down the GMAC Commercial Finance (“GMAC”) term loans which totaled approximately $17.5 million and the $15 million American Capital Strategies, LTD (“ACAS”) term loan. The balance of the proceeds, net of debt acquisition costs of approximately $1.5 million, was used to reduce the outstanding balance on the revolving credit facility. The Note Purchase Agreement is secured by a security interest in our assets and is subordinate to the security interest under the GMAC line of credit.
The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2007, we had $60.6 million in borrowings under this facility and total capacity of $84.8 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. At December 31, 2007, we had no retained earnings available for dividends. As of December 31, 2007, we were in compliance with these restrictive covenants.
We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.

Cash Flows

Cash Flow Summary	2007	2006	2005
($ in millions)

Cash provided by (used in):
Operating activities	$16.5	$0.7	$8.4
Investing activities	(5.7)	(3.9)	(99.4)
Financing activities	(8.0)	5.3	87.5

Net change in cash and cash equivalents	$2.8	$2.1	$(3.5)

Operating Activities. Net cash provided by operating activities totaled $16.5 million for Fiscal 2007, compared to $0.7 million for Fiscal 2006, and $8.4 million for Fiscal 2005. The principal sources of net cash in 2007 included decreases of $2.5 million in inventory and $2.9 million in income taxes receivable combined with increases of $2.1 million in accounts payable and $1.7 million in accrued and other liabilities The principal uses of net cash in 2006 included a $2.2 million increase in accounts receivable-trade related to wholesale sales growth in the fourth quarter, a $2.6 million increase in inventories to support anticipated sales growth in the first quarter of 2007, a $2.3 million increase in income tax receivable and a $2.9 million decrease in accounts payable during 2006. The principal uses of net cash in 2005 included a $6.6 million increase in accounts receivable-trade and $7.8 million increase in inventories during 2005, which was partially offset by a $1.1 million reduction in other assets and a $2.8 million increase in accounts payable.
Investing Activities. Net cash used in investing activities was $5.7 million in Fiscal 2007 compared to $3.9 million in Fiscal 2006 and $99.4 million in 2005. The principal use of cash in 2007 was for the purchase of molds and equipment associated with our manufacturing operations and for information technology software and system upgrades. The principal use of cash in 2006 was capital expenditures relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. The principal uses of cash in 2005 were for the acquisition of the EJ Footwear Group ($93.1 million) and the purchase of fixed assets ($6.1 million).
Financing Activities. Cash used by financing activities during 2007 was $8.0 million compared to cash provided by financing activities of $5.3 million in 2006 and $87.5 million in 2005. Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity. The Company’s financing activities during 2007 included cash proceeds from the issuance of debt of $40 million and proceeds from the exercise of stock options and related tax benefits of $0.4 million and repayments on long term debt of $32.8 million. The Company’s financing activities during 2006 included cash proceeds from the issuance of debt of $30.1 million and proceeds from the exercise of stock options and related tax benefits of $0.8 million, offset by debt repayments of $25.0 million and debt financing costs of $0.6 million. The Company’s financing activity during 2005 included cash proceeds from the issuance of debt of $96.0 million principally to finance the EJ Footwear acquisition and proceeds from the exercise of stock options of $1.1 million, offset by debt repayments of $7.2 million and debt financing costs of $2.4 million.
Borrowings and External Sources of Funds
Our borrowings and external sources of funds were as follows at December 31, 2007 and 2006:

	December 31
($ in millions)	2007	2006
Revolving credit facility	$60.5	$74.7
Term loans	40.0	32.5
Real estate and other obligations	3.0	3.3

Total debt	103.5	110.5
Lesss current maturities	0.3	7.3

Net long-term debt	$103.2	$103.2

Our real estate obligations were $3.0 million at December 31, 2007. The mortgage financing, completed in 2000, includes two of our facilities, with monthly payments of approximately $0.1 million through 2014.

We lease certain machinery, trucks, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $2.8 million, $2.0 million, $1.4 million and $0.7 million for years 2008 through 2011, respectively, and $0.1 million for 2012, or approximately $7.0 million in total.
We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. We plan on exploring options to refinance our revolving credit line and term debt at more favorable interest rates in 2008.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2007 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).
Contractual Obligations at December 31, 2007:

		Payments due by Year
			$ millions
		Less Than			Over 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$103.5	$0.3	$61.3	$40.8	$1.1
Minimum operating lease commitments	7.0	2.8	3.4	0.8	—
Expected cash requirements for interest (1)	34.2	9.9	17.1	7.1	0.1

Total contractual obligations	$144.7	$13.0	$81.8	$48.7	$1.2

(1)	Assumes the following interest rates which are consistent with rates as of December 31, 2007: (1) 8.2% on the $100 million revolving credit facility; (2) 11.5% on the $40 million five-year term loan; and (3) 8.275% on the $3.0 million mortgage loans.
From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2007, no such losses existed.
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
Inflation
Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2007 due to these factors. It is anticipated that inflationary pressures during 2008 will be offset through increases in sales and profitability, due to improved operating leverage in our business.

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
Sales returns and allowances
We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 5.2% and 4.7% of sales for 2007 and 2006, respectively.
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
As of December 31, 2006, management was pursuing reimbursement from the U.S. military for costs associated with raw material purchases of $1.6 million. These raw material purchases were made exclusively for production under a subcontract for the U.S. military. Subsequent to the purchase of raw materials, the subcontract was cancelled for convenience by the U.S. military. In March 2007, we received a partial settlement and finalized the ultimate settlement of the contract in June 2007. As a result of this settlement and other third-party sales, the value of the raw material inventory was realized.

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
We perform such testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using the discounted cash flow and guideline company methods.
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
Income taxes
Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. At December 31, 2007, approximately $10.4 million of undistributed earnings remains that would become taxable upon repatriation to the United States.
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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the provisions of the statement that apply to financial assets and liabilities to have an effect on our consolidated financial statements. We are currently in the process of evaluating the impact of the provisions applicable to non-financial assets and liabilities.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for annual periods in fiscal years beginning after November 15, 2007. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event we elect the fair value option promulgated by this standard, the valuations of certain assets and liabilities may be impacted. The statement is applied prospectively upon adoption. We are currently evaluating the impact of adopting SFAS 159 on our financial statements. We do not anticipate the adoption of SFAS 159 will have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141, “Business Combinations.” The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 applies prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS 141 is prohibited. We do not anticipate the adoption of SFAS 141 will have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No, 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No, 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards that address: the ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and non-controlling interest; changes in the parent’s ownership interest; and, any retained non-controlling equity investment in a deconsolidated subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS 160 is prohibited. We do not anticipate the adoption of SFAS 160 will have a material impact on our financial statements.
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
The following item is market rate sensitive for interest rates for the Company: (1) long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2007 of $60.6 million.
In conjunction with the completion of our 2005 acquisition of EJ Footwear, we entered into agreements with GMAC and ACAS for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear. Under the terms of the agreements, the interest rates and repayment terms were: (1) a five-year $100 million revolving credit facility with GMAC with an interest rate of LIBOR plus 2.5% or prime plus 1.0% at our option (weighted average of 8.31% at December 31, 2006); (2) an $18 million term loan with GMAC with an interest rate of LIBOR plus 3.25% or prime plus 1.75% at our option (weighted average of 9% at December 31, 2006), payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with ACAS with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.
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
In May 2007, we entered into a Note Purchase Agreement, totaling $40 million, with Laminar Direct Capital L.P., Whitebox Hedged High Yield Partners, L.P. and GPC LIX L.L.C., and issued notes to them for $20 million, $17.5 million and $2.5 million, respectively, at an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012. The proceeds from these notes were used to pay down the GMAC Commercial Finance (“GMAC”) term loans which totaled approximately $17.5 million and the $15 million American Capital Strategies, LTD (“ACAS”) term loan. The balance of the proceeds, net of debt acquisition costs of approximately $1.5 million, was used to reduce the outstanding balance on the revolving credit facility. The Note Purchase Agreement is secured by a security interest in our assets and is subordinate to the security interest under the GMAC line of credit.
We do not have any interest rate management agreements as of December 31, 2007.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2007, 2006, and 2005, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-30 hereof and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
As previously reported in our Current Report on Form 8-K, filed on August 6, 2007, on August 1, 2007, the Audit Committee of the Board of Directors dismissed Deloitte & Touche LLP (“Deloitte”) as our independent registered public accounting firm. Deloitte’s reports on our consolidated financial statements for the fiscal years ended December 31, 2006, and December 31, 2005, did not contain any adverse opinion or disclaimer opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the 2006 report included an explanatory paragraph relating to our adoption of Financial Accounting Standard No. 123R, Share-Based Payment, and Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans.
Also on August 1, 2007, the Audit Committee approved the engagement of Schneider Downs & Co., Inc. to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The decision to appoint Schneider Downs & Co., Inc. as our independent registered public accounting firm was made by the Audit Committee and was the result of a competitive review process involving several accounting firms.
During our fiscal years ended December 31, 2006, and December 31, 2005, and through August 1, 2007, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) which, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference thereto in its report on our consolidated financial statements for such years.
In addition, no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K) occurred during our fiscal years ended December 31, 2006, and December 31, 2005, or through August 1, 2007.
During our fiscal years ended December 31, 2006, and December 31, 2005, and through August 1, 2007, neither we nor anyone on our behalf consulted with Schneider Downs & Co., Inc. regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Rocky Brands, Inc.:
We have audited Rocky Brands Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Rocky Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company, and our report dated March 5, 2008 expressed an unqualified opinion.
/s/ Schneider Downs & Co., Inc.
Columbus, Ohio
March 5, 2008

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS — EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 27, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.
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
The information required by this item is included under the caption “INFORMATION CONCERNING THE DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS — OWNERSHIP OF COMMON STOCK BY MANAGEMENT,” “- OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS,” and “EQUITY COMPENSATION PLAN INFORMATION,” in the Company’s Proxy Statement, and is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:
     (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Reports of Independent Registered Public Accounting Firms	F-1 - F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3 - F-4
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005	F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	F-7
Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005	F-8 - F-30
     (2) The following financial statement schedule for the years ended December 31, 2007, 2006, and 2005 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.
Schedule II — Consolidated Valuation and Qualifying Accounts.
Reports of Independent Registered Public Accounting Firms on Financial Statement Schedule.
Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.
     (3) Exhibits:

Exhibit
Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006).

3.2	Amendment to Company’s Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006).

3.3	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the “Registration Statement”)).

4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company’s Amended and Restated Articles of Incorporation (see Exhibit 3.1).

Exhibit
Number	Description

4.3	Articles I and II of the Company’s Code of Regulations (see Exhibit 3.3).

10.1	Form of Employment Agreement, dated July 1, 1995, for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the “1995 Form 10-K”)).

10.2	Information concerning Employment Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit 10.2 to the 1995 Form 10-K).

10.3	Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.4	Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.5	Form of Company’s amended 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).

10.6	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement).

10.7	Indemnification Agreement, dated December 21, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.8	Information concerning Indemnification Agreements substantially similar to Exhibit 10.7.

10.9	Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10	Company’s Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-8, registration number 333-67357).

10.11	Form of Stock Option Agreement under the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).

10.12	Form of Employment Agreement, dated September 7, 1995, for executive officers (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

10.13	Information covering Employment Agreements substantially similar to Exhibit 10.23 (incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q).

10.14	Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.15	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,050,000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 30, 2000 Form 10-Q”)).

10.16	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,500,000 (incorporated by reference to Exhibit 10.2 to the June 30, 2000 Form 10-Q).

Exhibit
Number	Description

10.17	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $3,750,000 (incorporated by reference to Exhibit 10.3 to the June 30, 2000 Form 10-Q).

10.18	Company’s Second Amended and Restated 1995 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders held on May 15, 2002, filed on April 15, 2002).

10.19	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.20	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.21	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.23	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.24	Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, and GMAC Commercial Finance LLC, as Agent and as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 6, 2005, filed with the Securities and Exchange Commission on January 12, 2005).

10.25	Note Purchase Agreement, dated as of January 6, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Georgia Boot Properties LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, and Lehigh Safety Shoe Properties LLC, as Loan Parties, American Capital Financial Services, Inc., as Agent, and American Capital Strategies, Ltd., as Purchaser (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 6, 2005, filed with the Securities and Exchange Commission on January 12, 2005).

Exhibit
Number	Description

10.26	Amendment No. 1 to Loan and Security Agreement and Consent, dated as of January 19, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, Bank of America, N.A., as syndication agent and Royal Bank of Scotland PLC, as documentation agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 19, 2005, filed with the Securities and Exchange Commission on January 21, 2005).

10.27	Executive Employment Agreement, dated as of December 1, 2004, between Georgia Boot LLC and Thomas R. Morrison (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.28	Amendment No. 2 to Loan and Security Agreement and Consent, dated as of September 12, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.29	Amendment No. 3 to Loan and Security Agreement, dated as of June 28, 2006 , by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2006, filed with the Securities and Exchange Commission on July 5, 2006).

10.30	First Amendment to Note Purchase Agreement, dated as of January 28, 2006, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as the Loan Parties, the purchasers party thereto (each a “Purchaser” and collectively, the “Purchaser”), and American Capital Financial Services, Inc., as administrative and collateral agent for the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 28, 2006, filed with the Securities and Exchange Commission on July 5, 2006).

10.31	Amendment No. 4 to Loan and Security Agreement and Waiver, dated as of November 8, 2006 , by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 13, 2006).

Exhibit
Number	Description

10.32	Second Amendment to Note Purchase Agreement and Waiver, dated as of November 8, 2006, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as the Loan Parties, the purchasers party thereto (each a “Purchaser” and collectively, the “Purchaser”), and American Capital Financial Services, Inc., as administrative and collateral agent for the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 13, 2006).

10.33	Description of the Material Terms of Rocky Brands, Inc.’s Bonus Plan for the Fiscal Year Ending December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 14, 2007, filed with the Securities and Exchange Commission on December 20, 2007).

10.34	Schedule of Outside Director Fees as of January 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2006, filed with the Securities and Exchange Commission on December 21, 2006).

10.35	Schedule of Named Executive Officer Base Salaries as of January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 15, 2006, filed with the Securities and Exchange Commission on December 21, 2006).

10.36	Amendment No. 5 to Loan and Security Agreement and Waiver, dated as of January 1, 2007, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.37	Note Purchase Agreement, dated as of May 25, 2007, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as the Loan Parties, the purchasers party thereto (each a “Purchaser” and collectively, the “Purchasers”), and Laminar Direct Capital L.P., as collateral agent for the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K dated May 25, 2007, filed with the Securities and Exchange Commission on May 30, 2007).

10.38	Amended and Restated Loan and Security Agreement, dated as of May 25, 2007, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, the financial institutions party thereto (each a “Lender” and collectively, the “Lenders”), and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K dated May 25, 2007, filed with the Securities and Exchange Commission on May 30, 2007).

10.39	Employment Agreement, dated July 20, 2007, between Rocky Brands, Inc. and Thomas R. Morrison (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K dated July 20, 2007, filed with the Securities and Exchange Commission on July 26, 2007).

16	Letter of Deloitte & Touche LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report of Form 8-K dated August 1, 2007, filed with the Securities and Exchange Commission on August 6, 2007).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006).

Exhibit
Number	Description

23.1*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

23.2*	Independent Registered Public Accounting Firm’s Consent of Deloitte & Touche LLP.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99.1*	Independent Registered Public Accounting Firm’s Report of Schneider Downs & Co., Inc. on Schedules.

99.2*	Independent Registered Public Accounting Firm’s Report of Deloitte & Touche LLP on Schedules.

99.3*	Financial Statement Schedule.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.
The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.
Date: March 6, 2008	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice President
and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mike Brooks Mike Brooks	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2008

/s/ James E. McDonald James E. McDonald	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2008

* Curtis A. Loveland Curtis A. Loveland	Secretary and Director	March 6, 2008

*J. Patrick Campbell J. Patrick Campbell	Director	March 6, 2008

* Glenn E. Corlett Glenn E. Corlett	Director	March 6, 2008

* Michael L. Finn Michael L. Finn	Director	March 6, 2008

*G. Courtney Haning G. Courtney Haning	Director	March 6, 2008

* Harley E. Rouda Harley E. Rouda	Director	March 6, 2008

* James L. Stewart James L. Stewart	Director	March 6, 2008

By:	* /s/ Mike Brooks
Mike Brooks, Attorney-in-Fact

ROCKY BRANDS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Rocky Brands, Inc.:
We have audited the accompanying consolidated balance sheet of Rocky Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Brands, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008 expressed an unqualified opinion.
/s/ Schneider Downs & Co., Inc.
Columbus, Ohio
March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Rocky Brands, Inc.:
We have audited the accompanying consolidated balance sheet of Rocky Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocky Brands, Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 12 to the consolidated financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for share-based compensation. In addition, as discussed in Note 1, the Company changed the manner in which it records the funded status of its defined benefit pension effective December 31, 2006.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 14, 2007

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$6,537,884	$3,731,253
Trade receivables — net	65,931,092	65,259,580
Other receivables	674,707	1,159,444
Inventories	75,403,664	77,948,976
Deferred income taxes	1,952,536	3,902,775
Income tax receivable	719,945	3,632,808
Prepaid expenses	2,226,920	1,581,303

Total current assets	153,446,748	157,216,139

FIXED ASSETS — net	24,484,050	24,349,674

PENSION ASSET	—	13,564

IDENTIFIED INTANGIBLES	36,509,690	37,105,291

GOODWILL	—	24,874,368

OTHER ASSETS	2,284,039	2,796,776

TOTAL ASSETS	$216,724,527	$246,355,812

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
CURRENT LIABILITIES:
Accounts payable	$11,908,902	$10,162,291
Current maturities — long term debt	324,648	7,288,474
Accrued expenses:
Salaries and wages	751,134	178,235
Co-op advertising	840,818	452,272
Interest	487,446	338,281
Taxes — other	516,038	552,782
Commissions	717,564	649,636
Other	2,624,121	2,025,079

Total current liabilities	18,170,671	21,647,050

LONG TERM DEBT-less current maturities	103,220,384	103,203,107

DEFERRED LIABILITIES:
Deferred income taxes	13,247,953	17,009,025
Pension liability	125,724	—
Other deferred liabilities	235,204	368,580

TOTAL LIABILITIES	134,999,936	142,227,762
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2007 - 5,488,293 and 2006 - 5,417,198; and additional paid-in capital	53,997,960	53,238,841
Accumulated other comprehensive loss	(1,051,232)	(993,182)
Retained earnings	28,777,863	51,882,391

Total shareholders’ equity	81,724,591	104,128,050

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$216,724,527	$246,355,812

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005

NET SALES	$275,266,811	$263,491,380	$296,022,614

COST OF GOODS SOLD	167,272,735	154,173,994	184,793,488

GROSS MARGIN	107,994,076	109,317,386	111,229,126

OPERATING EXPENSES
Selling, generaland administrative expenses	96,409,467	89,624,072	83,164,758
Non-cash intangible impairment charges	24,874,368	762,000	—

Total operating expenses	121,283,835	90,386,072	83,164,758

(LOSS) INCOME FROM OPERATIONS	(13,289,759)	18,931,314	28,064,368

OTHER INCOME AND (EXPENSES):
Interest expense	(11,643,870)	(11,567,842)	(9,256,867)
Other — net	389,519	242,059	464,385

Total other — net	(11,254,351)	(11,325,783)	(8,792,482)

(LOSS) INCOME BEFORE INCOME TAXES	(24,544,110)	7,605,531	19,271,886

INCOME TAX (BENEFIT) EXPENSE	(1,439,582)	2,786,249	6,258,047

NET (LOSS) INCOME	$(23,104,528)	$4,819,282	$13,013,839

NET (LOSS) INCOME PER SHARE
Basic	($4.22)	$0.89	$2.48
Diluted	($4.22)	$0.86	$2.33

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,476,281	5,392,390	5,257,530

Diluted	5,476,281	5,578,176	5,584,771

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders’
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE — December 31, 2004	4,694,670	$38,399,114	$(1,077,586)	$34,049,270	$71,370,798

YEAR ENDED DECEMBER 31, 2005
Net income				13,013,839	13,013,839
Minimum pension liability, net of tax benefit of $387,649			1,077,586		1,077,586

Comprehensive income					14,091,425
Treasury stock purchased and retired	484,261	11,573,838			11,573,838
Stock issued and options exercised including related tax benefits	172,092	2,057,061			2,057,061

BALANCE — December 31, 2005	5,351,023	52,030,013	—	47,063,109	99,093,122

YEAR ENDED DECEMBER 31, 2006
Net income				4,819,282	4,819,282

Comprehensive income					4,819,282
Adoption of FAS 158, net of tax benefit of $583,298			(993,182)		(993,182)
Stock compensation expense		391,674			391,674
Stock issued and options exercised including related tax benefits	66,175	817,154			817,154

BALANCE — December 31, 2006	5,417,198	$53,238,841	$(993,182)	$51,882,391	$104,128,050

YEAR ENDED DECEMBER 31, 2007
Net loss				(23,104,528)	(23,104,528)
Pension expense, net of tax benefit of $32,682			(58,050)		(58,050)

Comprehensive loss					(23,162,578)
Stock compensation expense	7,595	382,057			382,057
Stock issued and options exercised including related tax benefits	63,500	377,062			377,062

BALANCE — December 31, 2007	5,488,293	$53,997,960	$(1,051,232)	$28,777,863	$81,724,591

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,104,528)	$4,819,282	$13,013,839
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,761,976	5,270,307	4,929,554
Deferred income taxes	(1,778,154)	345,350	1,134,840
Tax benefit related to stock options	—	—	774,183
Deferred compensation and pension	(84,821)	292,541	526,855
(Gain) loss on disposal of fixed assets	43,632	(557,938)	3,947
Stock compensation expense	340,479	391,674	192,368
Intangible impairment charge	24,874,368	762,000	—
Write off of deferred financing costs for repayment	811,582	382,144	—
Change in assets and liabilities (net of effect from acquisition in 2005):
Receivables	(186,775)	(2,216,274)	(6,563,373)
Inventories	2,545,312	(2,562,244)	(7,787,064)
Income tax receivable	2,912,863	(2,285,988)	917,711
Other current assets	(645,616)	(83,850)	(164,492)
Other assets	1,164,845	645,211	1,116,169
Accounts payable	2,062,628	(2,931,106)	2,797,873
Accrued and other liabilities	1,740,839	(1,580,592)	(2,427,247)

Net cash provided by operating activities	16,458,630	690,517	8,465,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,842,107)	(5,626,803)	(6,052,483)
Proceeds from sales of fixed assets	250,002	1,853,336	40,757
Acquisition of business	—	—	(93,097,923)
Investment in trademarks and patents	(68,295)	(120,606)	(328,522)

Net cash used in investing activities	(5,660,400)	(3,894,073)	(99,438,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	273,823,538	269,565,766	340,366,601
Repayments of revolving credit facility	(287,973,509)	(254,437,280)	(292,338,539)
Proceeds from long-term debt	40,000,000	15,000,000	48,000,000
Repayments of long-term debt	(32,796,578)	(25,009,511)	(7,192,020)
Debt financing costs	(1,463,690)	(610,000)	(2,405,723)
Proceeds from exercise of stock options	372,275	411,604	1,090,510
Tax benefit related to stock options	46,365	405,550	—

Net cash (used in) provided by financing activities	(7,991,599)	5,326,129	87,520,829

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,806,631	2,122,573	(3,452,179)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,731,253	1,608,680	5,060,859

END OF PERIOD	$6,537,884	$3,731,253	$1,608,680

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Rocky Brands, Inc. (“Rocky.”) and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. (“Lifestyle”), Five Star Enterprises Ltd. (“Five Star”), Rocky Canada, Inc. (“Rocky Canada”), Rocky Brands Wholesale LLC and Rocky Brands Retail LLC, collectively referred to as the “Company.” All inter-company transactions have been eliminated.

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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of 94 trucks, supported by 48 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer account for more than 10% of consolidated net sales in 2007, 2006 or 2005.

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

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents are primarily held in four banks. Balances may exceed federally insured limits.

Trade Receivables — Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $974,000 and $838,000 at December 31, 2007 and 2006, respectively.

The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

Concentration of Credit Risk — We have significant transactions with a large number of customers. No customer represented 10% of trade receivables — net as of December 31, 2007 and 2006. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

Supplier and Labor Concentrations — We purchase raw materials from a number of domestic and foreign sources. We currently buy the majority of our waterproof fabric, a component used in a significant portion of our shoes and boots, from one supplier (W.L. Gore & Associates, Inc.). We have had a relationship with this supplier for over 20 years and have no reason to believe that such relationship will not continue.

We produce a portion of our shoes and boots in our Dominican Republic operation and in out Puerto Rico operation. We are not aware of any governmental or economic restrictions that would alter these current operations.

We source a significant portion of our footwear, apparel and gloves from manufacturers in the Far East, primarily China. We are not aware of any governmental or economic restrictions that would alter our current sourcing operations.

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

Fixed Assets — The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5-40
Machinery and equipment	3-8
Furniture and fixtures	3-8
Lasts, dies, and patterns	3
For income tax purposes, the Company generally computes depreciation utilizing accelerated methods.
Goodwill and Trademarks — Goodwill and trademarks are considered indefinite lived assets and are not amortized. All goodwill relates to our Wholesale segment.
We perform such testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using the discounted cash flow and guideline company methods.

Advertising — We expense advertising costs as incurred. Advertising expense was approximately $6,709,000, $8,252,000, and $7,851,000 for 2007, 2006 and 2005, respectively.
Revenue Recognition — Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends.
Shipping and Handling Costs — In accordance with the Emerging Issues Tax Force (“EITF”) No. 00-10 “Accounting For Shipping and Handling Fees And Costs,” all shipping and handling costs billed to customers have been included in net sales. Shipping and handling costs associated with those billed to customers and included in selling, general and administrative costs totaled approximately $7,173,000, $6,518,000 and $6,433,000 in 2007, 2006 and 2005, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.
Per Share Information — Basic net (loss) income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2007	2006	2005

Basic — weighted average shares outstanding	5,476,281	5,392,390	5,257,530

Dilutive securities — stock options	—	185,786	327,241

Diluted — weighted average shares outstanding	5,476,281	5,578,176	5,584,771

Anti-Diluted securities — stock options	472,551	251,669	125,000

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
In accordance with SFAS 142, “Goodwill and Other Intangibles,” we test intangible assets with indefinite lives and goodwill for impairment annually or when conditions indicate impairment may have occurred.
Comprehensive (Loss) Income — Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets — net (loss) income and other comprehensive (loss) income.
Recently Adopted Financial Accounting Standards — In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is

Gross versus Net Presentation)” (“EITF 06-3”), which addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. We report sales, net of sales tax remittance. The adoption of EITF 06-3 on January 1, 2007 did not have a material effect on our financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the provisions of the statement that apply to financial assets and liabilities to have an effect on our consolidated financial statements. We are currently in the process of evaluating the impact of the provisions applicable to non-financial assets and liabilities.
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date provision of SFAS 157. As a result of the issuance of FSP FAS 157-2, the provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158, requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 as of December 31, 2006 resulted in a write-down of our pension asset by $1.6 million, increased accumulated other comprehensive loss by $1.0 million, and decreased deferred income tax liabilities by $0.6 million. In addition, SFAS 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. However, the new measurement date requirement will not be effective until fiscal years ending after December 15, 2008. We utilize a measurement date of September 30th and will be required to change that measurement date to December 31st.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for annual periods in fiscal years beginning after November 15, 2007. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event we elect the fair value option promulgated by this standard, the valuations of certain assets and liabilities may be impacted. The statement is applied prospectively upon adoption. We are currently evaluating the impact of adopting SFAS 159 on our financial statements. We do not anticipate the adoption of SFAS 159 will have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141, “Business Combinations.” The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 applies prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS 141 is prohibited. We do not anticipate the adoption of SFAS 141 will have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No, 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No, 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards that address: the ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and non-controlling interest; changes in the parent’s ownership interest; and any retained non-controlling equity investment in a deconsolidated subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS 160 is prohibited. We do not anticipate the adoption of SFAS 160 will have a material impact on our financial statements.

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

We allocated the purchase price to the tangible and intangible assets and liabilities acquired based upon the fair values and income tax basis. Goodwill resulting from the transaction is not tax deductible. The purchase price was allocated as follows:

Purchase price allocation:

Cash	$91,298,435
Common shares — 484,261 shares	11,573,838
Transaction costs	1,799,488

$104,671,761

Allocated to:
Current assets	$64,727,065
Fixed assets and other assets	2,781,379
Identified intangibles	36,000,000
Goodwill	22,405,776
Liabilities	(11,307,184)
Deferred taxes	(9,935,275)

$104,671,761

3.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2007	2006

Raw materials	$6,086,118	$6,564,731
Work-in-process	144,171	249,644
Finished goods	69,301,375	71,518,898
Reserve for obsolescence or lower of cost or market	(128,000)	(384,297)

Total	$75,403,664	$77,948,976

Included in raw materials, at December 31, 2006, is $1.6 million of purchases associated with the U.S. military. These raw material purchases were made exclusively for production under a subcontract for the U.S. military. Subsequent to the purchase of raw materials, the subcontract was cancelled for convenience by the U.S. military. During 2007, we reached a settlement agreement with the U.S. military for this contract. As a result of this settlement and other third-party sales, the value of the raw material inventory was realized. In addition, the settlement provided for a reimbursement of expenses incurred in prior periods. This reimbursement is recognized as a reduction of cost of goods sold of approximately $1.2 million in 2007’s operating results.
4.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2007	Amount	Amortization	Amount
Trademarks
Wholesale	$28,272,514	$86,251	$28,186,263
Retail	6,900,000	—	6,900,000
Patents	2,276,132	1,252,705	1,023,427
Customer Relationships	1,000,000	600,000	400,000

Total Intangibles	$38,448,646	$1,938,956	$36,509,690

	Gross	Accumulated	Carrying
December 31, 2006	Amount	Amortization	Amount
Trademarks
Wholesale	$28,241,370		$28,241,370
Retail	6,900,000		6,900,000
Patents	2,238,981	$875,060	1,363,921
Customer Relationships	1,000,000	400,000	600,000

Total Intangibles	$38,380,351	$1,275,060	$37,105,291

Amortization expense related to fixed-lived intangible assets was approximately $664,000, $574,000 and $569,000 in 2007, 2006 and 2005, respectively. Such amortization expense will be approximately $662,000 per year from 2008 to 2009, and $122,000 for 2010 and $121,000 for 2011.
The weighted average lives of patents and customer relationships acquired in the EJ Footwear Group acquisition is 5 years.
In the fourth quarter of 2005, we adjusted trademarks by $8,800,000 and goodwill by $3,343,094 to record the final valuation of intangible assets.
All goodwill is reported under our Wholesale segment. As of December 31, 2005, our consolidated balance sheet included $24.0 million of goodwill. In the second quarter of 2006, a net operating loss carry forward recorded in the purchase of EJ Footwear Group as a deferred tax asset was reduced by $0.9 million and goodwill was increased by $0.9 million as a result of the finalization of the income tax basis of net operating losses of the EJ Footwear Group prior to the purchase.
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
We perform such testing of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value, for the testing of goodwill, is determined using the discounted cash flow and guideline company methods. Fair value, for the testing, of other indefinite-lived intangible assets is determined using the relief from royalty method.
We evaluated our indefinite lived trademarks under the terms and provisions of SFAS 142. SFAS 142 requires that we compare the fair value of an intangible asset with its carrying amount. As a result of this evaluation, in the fourth quarter of 2006 we recognized an impairment loss on the carrying value of the Gates trademark in the amount of $0.8 million. This charge is reflected in operating expenses under the caption, “Non-cash intangible impairment charges.” Based on the results of this evaluation, we determined the Gates trademark should be characterized as a definite lived asset that will be amortized over a useful life of twelve years. The Gates trademark is reported under our Wholesale segment.
We evaluated our goodwill under the terms and provisions of SFAS 142. As a result of this evaluation, in the fourth quarter of 2007 we recognized an impairment loss on the entire carrying value of our goodwill in the amount of $24.9 million. This evaluation indicated that the entire amount of goodwill was impaired, principally due to weakness in the calculated enterprise value in comparison to the carrying value. This charge is reflected in operating expenses under the caption, “Non-cash intangible impairment charges.” Because the trading value of our shares indicated a level of equity market capitalization below our book value at the time of the annual impairment test, there was indication that our goodwill could be impaired. In performing the first step of the impairment test, the company valued the wholesale segment, for which all the goodwill applied, based on the guideline company method. The companies we selected are publicly traded wholesale competitors who manufacture shoes and apparel. While the selected companies may differ from the wholesale division in terms of the specific products they provide, they have similar financial risks and operating performance and reflect current economic conditions for the footwear and apparel industry in general. As a result of this analysis, it was determined that an indication of impairment did exist and the results of the second step of the impairment test resulted in an impairment of $24.9 million; or $23.5 million, net of tax benefit; to our goodwill.

5. OTHER ASSETS
Other assets consist of the following:

	December 31,
	2007	2006
Deferred financing costs	$1,954,971	$1,983,951
Other	329,068	812,825

Total	$2,284,039	$2,796,776

6. FIXED ASSETS
Fixed assets are comprised of the following:

	December 31,
	2007	2006

Land	$671,035	$671,035
Buildings	17,134,830	16,745,419
Machinery and equipment	26,326,475	24,881,320
Furniture and fixtures	3,312,564	4,282,040
Lasts, dies and patterns	12,038,090	13,282,224
Construction work-in-progress	315,686	79,685

Total	59,798,680	59,941,723

Less — accumulated depreciation	(35,314,630)	(35,592,049)

Net Fixed Assets	$24,484,050	$24,349,674

We incurred approximately $5,098,000, $4,696,000 and $4,361,000 in depreciation expense for 2007, 2006 and 2005, respectively.
7. LONG-TERM DEBT
Long-term debt is comprised of the following:

	December 31,
	2007	2006
Bank — revolving credit facility	$60,558,687	$74,708,658
Term loans	40,000,000	32,473,810
Real estate obligations	2,986,345	3,309,113

Total	103,545,032	110,491,581
Less — current maturities	324,648	7,288,474

Net long-term debt	$103,220,384	$103,203,107

In conjunction with the completion of our 2005 acquisition of EJ Footwear, we entered into agreements with GMAC Commercial Finance (“GMAC”) and with American Capital Financial Services, Inc., as agent, and American Capital Strategies, Ltd., as lender (collectively, “ACAS”), for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear. Under the terms of the agreements, the interest rates and repayment terms were: (1) a five-year $100 million revolving credit facility with GMAC with an interest rate of LIBOR plus 2.5% or prime plus 1.0% at our option (a weighted average of 8.31% at December 31, 2006); (2) an $18 million term loan with GMAC with an interest rate of LIBOR plus 3.25% or prime plus 1.75% at our option (a weighted average of 9.0% at December 31, 2006), payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with ACAS with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.
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
The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2007, we had $60.6 million in borrowings under this facility and total capacity of $84.8 million.
In May 2007, we entered into a Note Purchase Agreement, totaling $40 million, with Laminar Direct Capital L.P., Whitebox Hedged High Yield Partners, L.P. and GPC LIX L.L.C., and issued notes to them for $20 million, $17.5 million and $2.5 million, respectively, at an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012. The proceeds from these notes were used to pay down the GMAC Commercial Finance (“GMAC”) term loans which totaled approximately $17.5 million and the $15 million American Capital Strategies, LTD (“ACAS”) term loan. The balance of the proceeds, net of debt acquisition costs of approximately $1.5 million, was used to reduce the outstanding balance on the revolving credit facility. The Note Purchase Agreement is secured by a security interest in our assets and is subordinate to the security interest under the GMAC line of credit.
Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain a certain minimum EBITDA and certain leverage and fixed charge coverage ratios. At December 31, 2007, we had no retained earnings available for the payment of dividends. As of December 31, 2007, we were in compliance with these restrictive covenants.
At December 31, 2007, the carrying amount of the revolving credit facility and term loans approximates fair value as these are variable and fixed rate-based borrowings, respectively. The carry amount of the mortgages also approximates fair value, as this was the available financing in the marketplace during the year.

Long-term debt maturities are as follows for the years ended December 31:

2008	$324,648
2009	352,556
2010	60,941,550
2011	415,773
2012	40,451,514
Thereafter	1,058,991

Total	$103,545,032

As of December 31, 2007, our real estate obligations incur interest at a rate of 8.275%.
8. OPERATING LEASES
We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $3,613,000, $3,208,000 and $3,349,000 in rent expense under operating lease arrangements for 2007, 2006 and 2005, respectively.
Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

2008	$2,826,000
2009	1,989,000
2010	1,397,000
2011	685,000
2012	117,000

Total	$7,014,000

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

	Years Ended December 31,
	2007	2006	2005
Federal:
Current	$194,685	$1,669,144	$3,994,381
Deferred	(1,415,442)	1,180,717	1,087,396

Total Federal	(1,220,757)	2,849,861	5,081,777

State & local:
Current	59,522	506,794	844,857
Deferred	(355,883)	(835,267)	47,444

Total State & local	(296,361)	(328,473)	892,301

Foreign (current)
Current	84,365	264,861	283,969
Deferred	(6,829)	—	—

Total Foreign	77,536	264,861	283,969
		—	—

Total	$(1,439,582)	$2,786,249	$6,258,047

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2007	2006	2005
Expected (benefit) expense at statutory rate	$(8,589,116)	$2,668,345	$6,745,160

Increase (decrease) in income taxes resulting from:

Exempt income from operations in Puerto Rico	—	—	(560,000)
Exempt income from Dominican Republic operations due to tax holiday	(563,920)	(639,347)	(610,771)
Subpart F income from Dominican Republic operations	—	883,952	—
Tax on repatriated earnings from Dominican Republic operations	563,920	—	—
Goodwill impairment	7,374,919	—	—
State and local income taxes	(248,867)	(117,031)	579,993
Other — net	23,482	(9,670)	103,665

Total	$(1,439,582)	$2,786,249	$6,258,047

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Deferred tax assets:
Asset valuation allowances and accrued expenses	$1,749,026	$1,378,597
Inventories	440,964	524,288
State and local income taxes	211,645	585,524
Net operating losses	657,412	509,487

Total deferred tax assets	3,059,047	2,997,896
Valuation allowances	(502,292)	(402,958)

Total deferred tax assets	2,556,755	2,594,938

Deferred tax liabilities:
Fixed assets	(768,979)	(812,882)
Intangible assets	(12,798,257)	(14,438,017)
Other assets	(18,293)	(149,712)
Pension and deferred compensation	112,628	78,694
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)

Total deferred tax liabilities	(13,852,172)	(15,701,188)

Net deferred tax liability	$(11,295,417)	$(13,106,250)

Deferred income taxes — current	$1,952,536	$3,902,775
Deferred income taxes — non-current	(13,247,953)	(17,009,025)

	$(11,295,417)	$(13,106,250)

A valuation allowance related to certain state and local income tax net operating losses was established, of which $502,292 relates to the acquisition of the EJ Footwear Group.
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

As of December 31, 2007, we had approximately $10,363,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. If the Five Star and Rocky Canada undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $3,041,000 and $586,000, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, accrued interest or penalties were not material, and no such expenses were recognized during the year.
10.	RETIREMENT PLANS
We sponsor a noncontributory defined benefit pension plan covering our non-union workers in our Ohio and Puerto Rico operations. Benefits under the non-union plan are based upon years of service and highest compensation levels as defined. We contribute to the plan the minimum amount required by regulation. On December 31, 2005 we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we recognized a charge for previously unrecognized service costs of approximately $400,000 in the first quarter of 2006.

The funded status of the Company’s plan and reconciliation of accrued pension cost at December 31, 2007 and 2006 are presented below (information with respect to benefit obligations and plan assets are as of September 30):

	December 31,
	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$9,120,807	$10,037,478
Service cost	105,197	292,093
Interest cost	558,025	519,969
Change in discount rate	—	(515,010)
Curtailment decrease	—	(1,344,895)
Actuarial (gain)/loss	352,028	506,830
Benefits paid	(326,154)	(375,658)

Projected benefit obligation at end of year	$9,809,903	$9,120,807

Change in plan assets:
Fair value of plan assets at beginning of year	$9,134,371	$10,157,529
Actual return on plan assets	875,962	(647,500)
Benefits paid	(326,154)	(375,658)

Fair value of plan assets at end of year	$9,684,179	$9,134,371

Funded status:
(Under) overfunded	$(125,724)	$13,564
Remaining unrecognized benefit obligation existing at transition	—	—
Unrecognized prior service costs due to plan amendments	—	—
Unrecognized net loss	—	—

Total	$(125,724)	$13,564

Amounts in accumulated other comprehensive income that have not yet been recognized as net pension cost:
Remaining unrecognized benefit obligation existing at transition	$5,381	$16,143
Unrecognized prior service costs due to plan amendments	581,649	673,178
Unrecognized net loss	1,080,181	887,159

Total	$1,667,211	$1,576,480

Amounts recognized in the consolidated financial statements:
Pension asset	$(125,724)	$13,564
Accumulated other comprehensive loss, net of tax effect of $32,682 for 2007 and $583,298 for 2006	(58,050)	(993,182)

Net amount recognized	$(183,774)	$(979,618)

Accumulated benefit obligation	$9,782,316	$9,094,414

Of the amounts in accumulated other comprehensive income as of December 31, 2007, we expect the following to be recognized as net pension cost in 2008:

Remaining unrecognized benefit obligation existing at transition	$5,381
Unrecognized prior service costs due to plan amendments	84,561
Unrecognized net loss	5,273

Total	$95,215

Net pension cost of our plan is as follows:

	Years Ended December 31,
	2007	2006	2005
Service cost	$105,197	$292,093	$523,863
Interest cost	558,025	519,969	529,059
Expected return on assets	(716,956)	(791,557)	(683,722)
Amortization of unrecognized net loss	—	—	85,614
Amortization of unrecognized transition obligation	10,762	12,149	16,306
Amortization of unrecognized prior service cost	91,529	100,867	135,393

Net periodic pension cost	$48,557	$133,521	$606,513

Our unrecognized benefit obligation existing at the date of transition for the plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plan was as follows:

	December 31,
	2007	2006
Discount rate	6.00%	6.00%

Average rate increase in compensation levels	3.00%	3.00%

Expected long-term rate of return on plan assets	8.00%	8.00%
Our pension plan’s asset allocations at September 30, 2007 and 2006 by asset category are:

	December 31,
	2007	2006
Rocky common stock	7.8%	9.3%
Other equity securities	75.4%	72.4%
Mutual funds — bonds	12.8%	14.4%
Cash and cash equivalents	4.0%	3.9%

Total	100.0%	100.0%

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

     The expected benefit payments for pensions are as follows for the years ended December 31:

2008	$337,000
2009	339,000
2010	349,000
2011	355,000
2012	363,000
Thereafter	2,875,000

Total	$4,618,000

We do not anticipate making any contributions to the pension plan in 2008.

We also sponsor a 401(k) savings plan for substantially all of our employees. We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee. This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees. Our contributions to the 401(k) plan were $1.1 million in 2007, $1.1 million in 2006 and $0.5 million in 2005.

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

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2007 and 2006, respectively.

In November 1997, our Board of Directors adopted a Rights Agreement, which provided for one preferred share purchase right to be associated with each share of our outstanding common stock. Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock. The rights were exercisable after the time when a person or group of persons without the approval of the Board of Directors acquired beneficial ownership of 20 percent or more of our common stock or announced the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of the common stock. Such exercise would ultimately entitle the holders of the rights to purchase for $80 per right, our common stock having a market value of $160. The person or groups effecting such 20 percent acquisition or undertaking such tender offer would not be entitled to exercise any rights. These rights expired during November 2007.

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. For the twelve-month period ended December 31, 2006, our compensation expense related to stock option grants was approximately $391,674. The per share impact of adoption of SFAS 123(R) was $0.07 for both basic and diluted earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be presented. The following table sets forth the effect on net income and earnings per share as if SFAS 123 “Accounting for Stock-Based Compensation” had been applied to the year ended December 31, 2005.

Year Ended
December 31,
2005
Net income as reported	$13,013,839

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of tax	1,488,928

Pro forma net income	$11,524,911

Earnings per share:
Basic — as reported	$2.48
Basic — pro forma	$2.19
Diluted — as reported	$2.33
Diluted — pro forma	$2.06
The pro forma amounts may not be representative of the effects on reported net income for future years.

On October 11, 1995, we adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to 400,000 common shares. In May 1998, we adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares. In addition in May 2002, our shareholders approved the issuance of a total of 400,000 additional common shares of our stock under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to us are eligible to receive options under the Plans. On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of December 31, 2007, the Company is authorized to issue 426,405 options under the 2004 Stock Incentive Plan; no options can be granted under the amended and restated 1995 Stock Option Plan.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years.

The following summarizes stock option transactions from January 1, 2005 through December 31, 2007:

			Weighted Average
	Number of	Weighted Average	Remaining Actual	Aggregate Intrinsic
	Options	Exercise Price	Term	Value
Outstanding at December 31, 2005	658,851	$14.49
Issued	15,000	$13.61
Exercised	(62,675)	$6.57
Forfeited	(75,000)	$22.39

Outstanding at December 31, 2006	536,176	$14.33	3.9	$2,810,998

Options exercisable at December 31:
2006	443,426	$13.39	3.6	$2,665,860

Unvested options at December 31, 2006	92,750	$18.81	5.6	$145,138

Outstanding at December 31, 2006	536,176	$14.33
Issued	15,000	$14.40
Exercised	(63,500)	$5.86
Forfeited	(15,125)	$17.40

Outstanding at December 31, 2007	472,551	$15.37	3.4	$160,306

Options exercisable at December 31:
2007	420,801	$14.97	3.1	$160,306

Unvested options at December 31, 2007	51,750	$18.55	5.9	$—

Fair value of options granted during the year:
2007		$7.82

2006		$8.24

2005		$11.99

In determining the estimated fair value of each option granted on the date of grant we use the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2007	2006	2005

Dividend yields	0%	0%	0%
Expected volatility	51%	50%	51%
Risk-free interest rates	4.76%	4.55%	4.13%
Expected life	6	6	4
During the years ended December 31, 2007, 2006 and 2005, a total of 63,500, 62,675 and 182,699 options were exercised with an intrinsic value of approximately zero, $0.7 million and $3.6 million, respectively. During the years ended December 31, 2007, 2006 and 2005, a total of 15,000, 15,000 and 199,000 options were issued with a fair value of approximately zero, $0.1 million and $2.4 million, respectively. During the year ended December 31, 2007, a total of 15,125 options were forfeited with a fair value of approximately $0.1 million. A total of 56,000, 207,312 and 193,562 options vested during the years ended December 31, 2007, 2006 and 2005 with a fair value of zero, $1.6 million and $1.2 million, respectively. At December 31, 2007, a total of 51,750 options were unvested with a fair value of zero. At December 31, 2006, a total of 92,750 options were unvested with a fair value of $0.8 million. At December 31, 2005, a total of 285,062 options were unvested with a fair value of $2.7 million. All unvested options as of December 31, 2007 are expected to vest. For the twelve-month period ended December 31, 2007, our compensation expense related to stock option grants was approximately $338,629.
In 2005 we issued 3,000 shares to certain executives and recorded compensation expense of $85,860 which was fair market value on date of grant. The shares vested on January 1, 2006.
13.	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2007	2006	2005

Interest paid	$10,009,485	$10,919,865	$8,312,707

Federal, state and local income taxes paid (refunds) — net	$(2,641,227)	$4,365,744	$3,138,517

Stock issued for EJ Footwear Group acquisition	$—	$—	$11,573,838

Capitalized interest	$14,561	$43,830	$19,625

Fixed asset purchases in accounts payable	$56,166	$372,183	$—

14.	SEGMENT INFORMATION

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

Retail. In our retail segment, we sell our products directly to consumers through our Lehigh mobile and retail stores, our Rocky outlet store and our websites. Our Lehigh operations include a fleet of 94 trucks, supported by 48 small warehouses that include retail stores, which we refer to as mini-stores. Through our outlet store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins. Prior to our acquisition of the EJ Footwear Group and its Lehigh division, our retail segment represented only a small portion of our business.

Military. While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. As of December 31, 2007, we have three contracts totaling approximately $12.3 million to produce goods for the U.S. military. These are annual contracts which contain options for yearly renewal over periods ranging from one to four years. Our military sales fluctuate from year to year.

The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	Years Ended December 31,
	2007		2006	2005
NET SALES:
Wholesale	$202,594,947		$203,195,421	$209,947,672
Retail	70,714,315		59,207,094	58,423,840
Military	1,957,549		1,088,865	27,651,102

Total Net Sales	$275,266,811		$263,491,380	$296,022,614

GROSS MARGIN:
Wholesale	$70,443,168		$79,033,568	$76,374,412
Retail	36,123,123		30,180,144	30,323,950
Military	1,427,785	(a)	103,674	4,530,764

Total Gross Margin	$107,994,076		$109,317,386	$111,229,126

(a)	Gross margin for 2007 includes a $1.2 million settlement of a previously cancelled military contract.
     Segment asset information is not prepared or used to assess segment performance.

     Product Group Information — The following is supplemental information on net sales by product group:

	2007	% of Sales	2006	% of Sales	2005	% of Sales
Work footwear	$160,415,927	58.3%	$142,076,453	53.9%	$140,426,831	47.4%
Outdoor footwear	31,457,005	11.4%	35,451,267	13.5%	42,039,534	14.2%
Western footwear	37,636,995	13.7%	41,261,105	15.7%	40,433,142	13.7%
Duty footwear	17,794,005	6.5%	17,078,111	6.5%	16,803,095	5.7%
Military footwear	1,957,549	0.7%	1,088,865	0.4%	27,651,102	9.3%
Apparel	16,385,664	6.0%	16,151,170	6.1%	18,446,792	6.2%
Other	9,619,666	3.5%	10,384,409	3.9%	10,222,118	3.5%

	$275,266,811	100%	$263,491,380	100%	$296,022,614	100%

Net sales to foreign countries, primarily Canada, represented approximately 2.6% in 2007, 2.1% of net sales in 2006, and 2.7% of net sales in 2005.
15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total Year
2007
Net sales	$61,657,024	$58,797,664	$82,308,547	$72,503,576		$275,266,811
Gross margin	26,080,686	23,926,454	29,278,524	28,708,412		107,994,076
Net income (loss)	765,905	(1,387,207)	1,149,245	(23,632,471	)(a)	(23,104,528)

Net income (loss) per common share:
Basic	$0.14	$(0.25)	$0.21	$(4.31)		$(4.22)
Diluted	$0.14	$(0.25)	$0.21	$(4.31)		$(4.22)

2006
Net sales	$57,525,164	$57,297,505	$78,114,725	$70,553,986		$263,491,380
Gross margin	24,915,957	24,073,292	32,116,190	28,211,947		109,317,386
Net income (loss)	893,230	(215,625)	4,219,552	(77,875	)(b)	4,819,282

Net income (loss) per common share:
Basic	$0.17	$(0.04)	$0.78	$(0.01)		$0.89
Diluted	$0.16	$(0.04)	$0.76	$(0.01)		$0.86
No cash dividends were paid during 2007 or 2006.

(a)	Includes an impairment loss of approximately $23,544,000 or $4.29 per share, net of tax benefits.

(b)	Includes an impairment loss of approximately $483,000 or $.09 per share, net of tax benefits.