Form 10-Q
period 2008-03-31
ROCKY BRANDS, INC.
filed 2008-05-01
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
As of April 25, 2008, 5,508,398 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q
ROCKY BRANDS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007	March 31, 2007
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,407,629	$6,537,884	$1,776,893
Trade receivables — net	56,189,187	65,931,092	58,953,715
Other receivables	947,296	674,707	1,222,207
Inventories	79,841,429	75,403,664	71,831,189
Deferred income taxes	1,952,536	1,952,536	3,902,775
Income tax receivable	607,910	719,945	3,079,485
Prepaid expenses	3,049,971	2,226,920	1,873,910

Total current assets	146,995,958	153,446,748	142,640,174
FIXED ASSETS — net	23,943,273	24,484,050	23,897,559
DEFERRED PENSION ASSET	—	—	26,998
IDENTIFIED INTANGIBLES	36,361,267	36,509,690	36,966,851
GOODWILL	—	—	24,874,368
OTHER ASSETS	2,099,762	2,284,039	2,416,357

TOTAL ASSETS	$209,400,260	$216,724,527	$230,822,307

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$12,801,456	$11,908,902	$12,782,486
Current maturities — long term debt	331,411	324,648	7,294,702
Accrued expenses:
Salaries and wages	575,071	751,134	523,406
Co-op advertising	229,706	840,818	163,510
Interest	1,636,196	487,446	1,597,843
Taxes — other	807,557	516,038	510,935
Commissions	454,462	717,564	782,244
Other	2,964,539	2,624,121	1,947,349

Total current liabilities	19,800,398	18,170,671	25,602,475
LONG TERM DEBT — less current maturities	93,768,649	103,220,384	82,567,824
DEFERRED INCOME TAXES	12,951,828	13,247,953	17,009,025
DEFERRED PENSION LIABILITY	970,507	125,724	—
DEFERRED LIABILITIES	246,699	235,204	312,542

TOTAL LIABILITIES	127,738,081	134,999,936	125,491,866
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding March 31, 2008 - 5,508,278; December 31, 2007 - 5,488,293; March 31, 2007 - 5,466,543	54,144,545	53,997,960	53,649,754
Accumulated other comprehensive loss	(1,538,049)	(1,051,232)	(967,609)
Retained earnings	29,055,683	28,777,863	52,648,296

Total shareholders’ equity	81,662,179	81,724,591	105,330,441

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$209,400,260	$216,724,527	$230,822,307

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
NET SALES	$60,484,716	$61,657,024

COST OF GOODS SOLD	34,535,051	35,576,338

GROSS MARGIN	25,949,665	26,080,686

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,061,487	22,322,941

INCOME FROM OPERATIONS	2,888,178	3,757,745

OTHER INCOME AND (EXPENSES):
Interest expense, net	(2,406,671)	(2,498,845)
Other — net	(18,592)	(42,995)

Total other — net	(2,425,263)	(2,541,840)

INCOME BEFORE INCOME TAXES	462,915	1,215,905

INCOME TAX EXPENSE	162,000	450,000

NET INCOME	$300,915	$765,905

NET INCOME PER SHARE
Basic	$0.05	$0.14
Diluted	$0.05	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,507,839	5,457,556

Diluted	5,526,479	5,594,930

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$300,915	$765,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,495,827	1,371,353
Deferred compensation and other	50,241	(43,899)
(Gain) Loss on disposal of fixed assets	(38,334)	2,080
Stock compensation expense	146,584	170,443
Change in assets and liabilities
Receivables	9,469,316	6,243,102
Inventories	(4,437,765)	6,117,787
Other current assets	(711,016)	260,717
Other assets	184,278	380,419
Accounts payable	914,624	2,598,945
Accrued and other liabilities	730,410	1,329,001

Net cash provided by operating activities	8,105,080	19,195,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(810,887)	(734,363)
Investment in trademarks and patents	(17,937)	(27,265)
Proceeds from sale of fixed assets	38,461	—

Net cash used in investing activities	(790,363)	(761,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	62,497,654	54,594,784
Repayments of revolving credit facility	(71,863,957)	(73,380,198)
Repayments of long-term debt	(78,669)	(1,843,641)
Proceeds from exercise of stock options	—	240,470

Net cash used in financing activities	(9,444,972)	(20,388,585)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,130,255)	(1,954,360)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,537,884	3,731,253

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,407,629	$1,776,893

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

The components of total comprehensive income are shown below:

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Net income	$300,915	$765,905
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	40,032	25,573

Total comprehensive income	$340,947	$791,478

2.	INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Unaudited)		(Unaudited)
Raw materials	$7,462,809	$6,086,118	$6,603,390
Work-in-process	741,731	144,171	995,124
Finished goods	71,781,889	69,301,375	64,532,675
Reserve for obsolescence or lower of cost or market	(145,000)	(128,000)	(300,000)

Total	$79,841,429	$75,403,664	$71,831,189

In 2006, the U.S. Military cancelled a contract for convenience. We had previously purchased raw materials exclusively to fulfill this contract. In March 2007, we received a partial settlement of the contract and finalized the ultimate settlement of the contract in June 2007. As a result of this settlement and other third-party sales, the value of the raw material inventory purchased in 2006 was realized. In addition, the settlement provided for a reimbursement of expenses incurred in prior periods. This reimbursement is recognized as a reduction of cost of goods sold of approximately $0.7 million the first quarter of 2007.
3.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash information including, cash paid for interest and Federal, state and local income taxes, net of refunds, was as follows:

	Three Months Ended
	March 31,
	2008	2007
Interest	$1,117,351	$1,033,000

Federal, state and local income taxes	$49,965	$97,000

Fixed asset purchases in accounts payable	$34,096	$21,250

4.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average shares outstanding	5,507,839	5,457,556
Diluted stock options	18,640	137,374

Diluted weighted average shares outstanding	5,526,479	5,594,930

Anti-diluted weighted average shares outstanding	290,464	264,125

5.	RECENT FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers implementation of SFAS 157 for certain non-financial assets and non-financial liabilities. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there will not be a material impact on our consolidated financial statements. The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009. We are currently reviewing SFAS 157 and FSP FAS 157-2 to determine the impact and materiality of their adoption on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158, requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 as of December 31, 2006 resulted in a write-down of our pension asset by $1.6 million, increased accumulated other comprehensive loss by $1.0 million, and decreased deferred income tax liabilities by $0.6 million. In addition, SFAS 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates previously permissible. However, the new measurement date requirement is effective and we have changed our measurement date to December 31st.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for annual periods in fiscal years beginning after November 15, 2007. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event we elect the fair value option promulgated by this standard, the valuations of certain assets and liabilities may be impacted. The statement is applied prospectively upon adoption. We have evaluated the impact of the provisions of SFAS 159 and have determined that there will not be a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141, “Business Combinations.” The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS 141R is prohibited. We do not anticipate the adoption of SFAS 141R will have a material impact on our financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of adopting SFAS 161 and do not anticipate that its adoption will have a material impact on our consolidated financial statements.
6.	INCOME TAXES

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

We provided for income taxes at estimated effective tax rates of 35% and 37% for the three-month periods ended March 31, 2008 and 2007, respectively.

7.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2008 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,278,596	$107,814	$28,170,782
Retail	6,900,000	—	6,900,000
Patents	2,287,988	1,347,503	940,485
Customer relationships	1,000,000	650,000	350,000

Total Identified Intangibles	$38,466,584	$2,105,317	$36,361,267

	Gross	Accumulated	Carrying
December 31, 2007	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,272,514	$86,251	$28,186,263
Retail	6,900,000	—	6,900,000
Patents	2,276,132	1,252,705	1,023,427
Customer relationships	1,000,000	600,000	400,000

Total Identified Intangibles	$38,448,646	$1,938,956	$36,509,690

	Gross	Accumulated	Carrying
March 31, 2007 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,250,046	$21,563	$28,228,483
Retail	6,900,000	—	6,900,000
Patents	2,257,570	969,202	1,288,368
Customer relationships	1,000,000	450,000	550,000

Total Identified Intangibles	$38,407,616	$1,440,765	$36,966,851

Amortization expense for intangible assets was $166,361 and $165,705 for the three months ended March 31, 2008 and 2007, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.
Estimate of Aggregate Amortization Expense for the years ending December 31,:

2009	$665,446
2010	125,363
2011	123,983
2012	123,983
2013	123,983

8.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of March 31, 2008, we were authorized to issue approximately 406,420 shares under our existing plans.

The plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2008 through March 31, 2008:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2008	472,551	$15.37
Issued	—	$—
Exercised	—	$—
Forfeited	(16,250)	$11.24

Options outstanding at March 31, 2008	456,301	$15.51

Options exercisable at:
January 1, 2008	420,801	$14.97
March 31, 2008	435,113	$15.49

Unvested options at January 1, 2008	51,750	$18.55
Granted	—	$—
Vested	(30,562)	$20.31
Forfeited		$—

Unvested options at March 31, 2008	21,188	$16.01

During the three-month period ended March 31, 2008, we issued 19,985 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

9.	RETIREMENT PLANS

We sponsor a noncontributory defined benefit pension plan covering non-union workers in our Ohio and Puerto Rico operations. Benefits under the non-union plan are based upon years of service and highest compensation levels as defined. On December 31, 2005, we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees.

SFAS 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates previously permissible. The new measurement date requirement is effective for fiscal years ending after December 15, 2008. As a result, we have changed our measurement date to December 31 and recognized the pension expense related to the period October 1, 2007 through December 31, 2007 as an adjustment to beginning retained earnings and accumulated other comprehensive loss.

As a result of the change in measurement date, we recognized the increase in the under-funded status of the defined benefit pension plan between September 30, 2007 and December 31, 2007 of $846,071, as well as the corresponding increase in accumulated other comprehensive loss of $526,850 and related decrease in our deferred tax liability of $296,125. We also recognized the net pension expense of $23,096 relating to the period October 1, 2007 through December 31, 2007 as a reduction of the opening balance of retained earnings as of January 1, 2008.

Net pension cost of the Company’s plan is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Service cost	$26,963	$26,299
Interest	143,062	139,506
Expected return on assets	(171,313)	(179,239)
Amortization of unrecognized net gain or loss	17,326	—
Amortization of unrecognized transition obligation	21,361	2,691
Amortization of unrecognized prior service cost	1,345	22,882

Net pension cost	$38,744	$12,139

Our unrecognized benefit obligations existing at the date of transition for the non-union plan are being amortized over 21 years. Actuarial assumptions used in the accounting for the plan were as follows:

	2008	2007
Discount rate	6.00%	6.00%
Average rate of increase in compensation levels	3.0%	3.0%
Expected long-term rate of return on plan assets	8.0%	8.0%
Our desired investment result is a long-term rate of return on assets that is at least 8%. The target rate of return for the plan has been based upon the assumption that returns will approximate the long-term rates of return experienced for each asset class in our investment policy. Our investment guidelines are based upon an investment horizon of greater than five years, so that interim fluctuations should be viewed with appropriate perspective. Similarly, the plan’s strategic asset allocation is based on this long-term perspective.
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

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
NET SALES:
Wholesale	$39,736,327	$44,565,031
Retail	18,905,932	16,967,965
Military	1,842,457	124,028

Total Net Sales	$60,484,716	$61,657,024

GROSS MARGIN:
Wholesale	$16,274,464	$16,873,518
Retail	9,491,572	8,530,357
Military	183,629	676,811	*

Total Gross Margin	$25,949,665	$26,080,686

*	The gross margin for the three-month period ended March 31, 2007 includes a reduction of cost of goods sold of $0.7 million from the reimbursement of contract related expenses incurred in prior periods.
Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

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

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures. As of March 31, 2008, we were in compliance with these restrictive covenants.

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

	Three Months Ended
	March 31,
	2008	2007
Net Sales	100.0%	100.0%
Cost Of Goods Sold	57.1%	57.7%

Gross Margin	42.9%	42.3%
Selling, General and Administrative Expenses	38.1%	36.2%

Income From Operations	4.8%	6.1%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net sales. Net sales for the three months ended March 31, 2008 were $60.5 million compared to $61.7 million for the same period in 2007. Wholesale sales for the three months ended March 31, 2008 were $39.7 million compared to $44.6 million for the same period in 2007. The $4.9 million decrease in wholesale sales is the result of decreased sales across all footwear and apparel categories. Retail sales for the three months ended March 31, 2008 were $18.9 million compared to $17.0 million for the same period in 2007. The $1.9 million increase in retail sales results from the growth in market share experienced as a result of the bankruptcy of a leading competitor. Military segment sales for the three months ended March 31, 2008, were $1.8 million, compared to $0.1 million in the same period in 2007. Shipments in 2008 were under the $6.4 million contract issued in July 2007.
Gross margin. Gross margin for the three months ended March 31, 2008 was $25.9 million, or 42.9% of net sales, compared to $26.1 million, or 42.3% of net sales, in the same period last year. Wholesale gross margin for the three months ended March 31, 2008 was $16.3 million, or 41.0% of net sales, compared to $16.9 million, or 37.9% of net sales, in the same period last year. The 310 basis point increase reflects an increase in sales price per unit, as well as a decrease in manufacturing costs resulting from increased operating efficiencies. Retail gross margin for the three months ended March 31, 2008 was $9.5 million, or 50.2% of net sales, compared to $8.5 million, or 50.3% of net sales, for the same period in 2007. Military gross margin for the three months ended March 31, 2008 was $0.2 million, or 11.1% of net sales, compared to $0.7 million for the same period in 2007. The prior year’s results included a $0.7 million reimbursement of contract related expenses incurred in prior periods.
SG&A expenses. SG&A expenses were $23.1 million, or 38.1% of net sales, for the three months ended March 31, 2008, compared to $22.3 million, or 36.2% of net sales for the same period in 2007. The net change primarily reflects an increase in information technology infrastructure expenses of $0.4 million.
Interest expense. Interest expense was $2.4 million in the three months ended March 31, 2008, compared to $2.5 million for the same period in the prior year.
Income taxes. Income tax expense for the three months ended March 31, 2008 was $0.2 million, compared to $0.5 million for the same period a year ago. We provided for income taxes at effective tax rates of 35%, our 2007 actual rate, and 37% for the three months ended March 31, 2008 and 2007, respectively.
Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well as for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $0.8 million for the first three months of 2008, compared to $0.7 million for the same period in 2007. Capital expenditures for all of 2008 are anticipated to be approximately $5.0 million.
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
The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2008, we had $51.2 million in borrowings under this facility and total capacity of $69.8 million. Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures. As of March 31, 2008, we were in compliance with these restrictive covenants.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Operating Activities. Cash provided by operating activities totaled $8.1 million in the first three months of 2008, compared to $19.2 million in the same period of 2007. Cash used in operating activities was primarily impacted by the buildup of inventory to support our retail sales growth, the buildup of raw materials required to fulfill our military contracts and the reduction of trade receivables.
Investing Activities. Cash used in investing activities was $0.8 million for the first three months of 2008, compared to $0.8 million in the same period of 2007. Cash used in investing activities in 2008 reflects an investment in property, plant and equipment of $0.8 million. Our 2008 and 2007 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.
Financing Activities. Cash used in financing activities for the three months ended March 31, 2008 was $9.4 million and reflects a decrease in net borrowings under the revolving credit facility of $9.3 million and repayments on long-term debt of $0.1 million. Cash used in financing activities for the three months ended March 31, 2007 was $20.4 million and reflects a decrease in net borrowings under the revolving credit facility of $18.8 million and repayments on long-term debt of $1.8 million, partially offset by proceeds from the exercise of stock options of $0.2 million.
Inflation
We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.
Critical Accounting Policies and Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.
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
Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment annually, and more frequently, if necessary. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. A significant assumption of estimated cash flows from trademarks is future sales of branded products. Other assumptions include discount rates, royalty rates, cost of capital, and market multiples. An impairment charge may be recorded if the expected future cash flows decline. Based upon our review, none of our intangibles were impaired as of March 31, 2008.
Pension benefits
Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.
Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets was determined as of September 30 each year. SFAS 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement date requirement is effective for fiscal years ending after December 15, 2008. Effective January 1, 2008, we have changed our measurement date to December 31 and recognized the pension expense related to the period October 1, 2007 through December 31, 2007 as an adjustment to beginning retained earnings and accumulated other comprehensive loss.
As a result of the change in measurement date, we recognized the increase in the under-funded status of the defined benefit pension plan between September 30, 2007 and December 31, 2007 of $846,071, as well as the corresponding increase in accumulated other comprehensive loss of $526,850 and related decrease in our deferred tax liability of $296,125. We also recognized the net pension expense of $23,096 relating to the period October 1, 2007 through December 31, 2007 as a reduction of the opening balance of retained earnings as of January 1, 2008.
The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2008. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.
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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since December 31, 2007.
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
Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None
ITEM 1A. RISK FACTORS.
     There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

Rocky Brands, Inc.

Date: May 1, 2008	/s/ James E. McDonald James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.