Form 10-Q
period 2008-06-30
ROCKY BRANDS, INC.
filed 2008-08-06
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 1, 2008, 5,508,398 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q
ROCKY BRANDS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008		June 30, 2007
	(Unaudited)	December 31, 2007	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,025,144	$6,537,884	$1,446,022
Trade receivables — net	59,245,156	65,931,092	60,117,677
Other receivables	1,010,254	674,707	1,368,863
Inventories	85,542,820	75,403,664	83,973,162
Deferred income taxes	1,952,536	1,952,536	3,902,775
Income tax receivable	729,024	719,945	2,561,538
Prepaid expenses	3,117,546	2,226,920	2,118,034

Total current assets	154,622,480	153,446,748	155,488,071
FIXED ASSETS — net	24,090,519	24,484,050	24,443,562
DEFERRED PENSION ASSET	—	—	40,432
IDENTIFIED INTANGIBLES	36,207,210	36,509,690	36,823,525
GOODWILL	—	—	24,874,368
OTHER ASSETS	1,909,678	2,284,039	2,758,801

TOTAL ASSETS	$216,829,887	$216,724,527	$244,428,759

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$13,238,830	$11,908,902	$15,471,858
Current maturities — long term debt	338,314	324,648	311,534
Accrued expenses:
Salaries and wages	722,646	751,134	502,334
Co-op advertising	468,922	840,818	—
Interest	468,959	487,446	580,665
Taxes — other	840,751	516,038	673,098
Commissions	449,110	717,564	697,628
Other	2,593,954	2,624,121	2,310,034

Total current liabilities	19,121,486	18,170,671	20,547,151
LONG TERM DEBT — less current maturities	101,042,347	103,220,384	102,427,204
DEFERRED INCOME TAXES	12,951,828	13,247,953	17,009,025
DEFERRED PENSION LIABILITY	969,218	125,724	—
DEFERRED LIABILITIES	288,388	235,204	324,038

TOTAL LIABILITIES	134,373,267	134,999,936	140,307,418
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding June 30, 2008 — 5,508,278; December 31, 2007 — 5,488,293; June 30, 2007 — 5,482,293	54,168,292	53,997,960	53,802,287
Accumulated other comprehensive loss	(1,500,197)	(1,051,232)	(942,036)
Retained earnings	29,788,525	28,777,863	51,261,090

Total shareholders’ equity	82,456,620	81,724,591	104,121,341

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$216,829,887	$216,724,527	$244,428,759

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
NET SALES	$60,507,421	$58,797,664	$120,992,137	$120,454,688

COST OF GOODS SOLD	36,111,328	34,871,210	70,646,379	70,447,548

GROSS MARGIN	24,396,093	23,926,454	50,345,758	50,007,140

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,875,459	22,790,579	43,936,946	45,113,520

INCOME FROM OPERATIONS	3,520,634	1,135,875	6,408,812	4,893,620

OTHER INCOME AND (EXPENSES):
Interest expense, net	(2,409,515)	(3,344,076)	(4,816,186)	(5,842,921)
Other — net	15,723	6,994	(2,869)	(36,001)

Total other — net	(2,393,792)	(3,337,082)	(4,819,055)	(5,878,922)

INCOME (LOSS) BEFORE INCOME TAXES	1,126,842	(2,201,207)	1,589,757	(985,302)

INCOME TAX EXPENSE (BENEFIT)	394,000	(814,000)	556,000	(364,000)

NET INCOME (LOSS)	$732,842	$(1,387,207)	$1,033,757	$(621,302)

NET INCOME (LOSS) PER SHARE
Basic	$0.13	$(0.25)	$0.19	$(0.11)
Diluted	$0.13	$(0.25)	$0.19	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,508,278	5,473,919	5,508,058	5,465,783

Diluted	5,520,625	5,473,919	5,523,265	5,465,783

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,033,757	$(621,302)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,070,687	2,753,424
Deferred compensation and other	128,493	(20,264)
Deferred debt financing costs	—	811,582
Gain on disposal of fixed assets	(34,478)	(4,543)
Stock compensation expense	170,332	234,191
Change in assets and liabilities
Receivables	6,350,389	4,932,484
Inventories	(10,139,156)	(6,024,186)
Other current assets	(899,705)	534,540
Other assets	374,361	606,832
Accounts payable	1,329,118	5,477,302
Accrued and other liabilities	(392,779)	567,474

Net cash provided by operating activities	991,019	9,247,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,347,911)	(2,687,705)
Investment in trademarks and patents	(30,387)	(49,951)
Proceeds from sale of fixed assets	38,910	8,918

Net cash used in investing activities	(2,339,388)	(2,728,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	128,927,562	125,665,531
Repayments of revolving credit facility	(130,932,955)	(140,774,353)
Proceeds from long-term debt	—	40,000,000
Repayments of long-term debt	(158,978)	(32,644,021)
Debt financing costs	—	(1,380,439)
Proceeds from exercise of stock options	—	329,255

Net cash used in financing activities	(2,164,371)	(8,804,027)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,512,740)	(2,285,231)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,537,884	3,731,253

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,025,144	$1,446,022

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
JUNE 30, 2008 AND 2007
1.	INTERIM FINANCIAL REPORTING
In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month and six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
The components of total comprehensive income are shown below:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$732,842	$(1,387,207)	$1,033,757	$(621,302)
Other comprehensive income:
transition obligation, service cost and net loss	37,853	25,573	77,885	51,146

Total comprehensive income (loss)	$770,695	$(1,361,634)	$1,111,642	$(570,156)

2.	INVENTORIES
Inventories are comprised of the following:

	June 30,		June 30,
	2008	December 31,	2007
	(Unaudited)	2007	(Unaudited)
Raw materials	$9,388,532	$6,086,118	$8,434,319
Work-in-process	803,294	144,171	475,332
Finished goods	75,469,494	69,301,375	75,454,060
Reserve for obsolescence or lower of cost or market	(118,500)	(128,000)	(390,549)

Total	$85,542,820	$75,403,664	$83,973,162

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash information including, cash paid for interest and Federal, state and local income taxes, net of refunds, was as follows:

	Six Months Ended
	June 30,
	2008	2007
Interest	$4,519,746	$4,422,762

Federal, state and local income taxes	$565,244	$(1,490,000)

Fixed asset purchases in accounts payable	$56,976	$204,448

4.	PER SHARE INFORMATION
Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.
A reconciliation of the shares used in the basic and diluted income per common share computation for the three-month and six-month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares outstanding	5,508,278	5,473,919	5,508,058	5,465,783
Diluted stock options	12,347	—	15,207	—

Diluted weighted average shares outstanding	5,520,625	5,473,919	5,523,265	5,465,783

Anti-diluted weighted average shares outstanding	343,889	236,721	343,889	236,721

5.	RECENT FINANCIAL ACCOUNTING STANDARDS
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
We provided for income taxes at estimated effective tax rates of 35% and 37% for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

7.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2008 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,278,595	$129,377	$28,149,218
Retail	6,900,000	—	6,900,000
Patents	2,300,438	1,442,446	857,992
Customer relationships	1,000,000	700,000	300,000

Total Identified Intangibles	$38,479,033	$2,271,823	$36,207,210

	Gross	Accumulated	Carrying
December 31, 2007	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,272,514	$86,251	$28,186,263
Retail	6,900,000	—	6,900,000
Patents	2,276,132	1,252,705	1,023,427
Customer relationships	1,000,000	600,000	400,000

Total Identified Intangibles	$38,448,646	$1,938,956	$36,509,690

	Gross	Accumulated	Carrying
June 30, 2007 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,260,640	$43,126	$28,217,514
Retail	6,900,000	—	6,900,000
Patents	2,269,662	1,063,651	1,206,011
Customer relationships	1,000,000	500,000	500,000

Total Identified Intangibles	$38,430,302	$1,606,777	$36,823,525

Amortization expense for intangible assets was $166,507 and $166,012 for the three months ended June 30, 2008 and 2007, respectively and $332,867 and $331,717 for the six months ended June 30, 2008 and 2007, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2009	$666,276
2010	126,193
2011	124,813
2012	124,813
2013	124,813

8.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of June 30, 2008, we were authorized to issue approximately 406,420 shares under our existing plans.

The plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2008 through June 30, 2008:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at January 1, 2008	472,551	$15.37
Issued	—	$—
Exercised	—	$—
Forfeited	(18,000)	$12.36

Options outstanding at June 30, 2008	454,551	$15.49

Options exercisable at:
January 1, 2008	420,801	$14.97
June 30, 2008	433,113	$15.45

Unvested options at January 1, 2008	51,750	$18.55
Granted	—	$—
Vested	(30,313)	$20.28
Forfeited	—	$—

Unvested options at June 30, 2008	21,437	$16.11

During the six-month period ended June 30, 2008, we issued 19,985 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$26,963	$26,298	$53,926	$52,597
Interest	143,061	139,507	286,123	279,013
Expected return on assets	(171,313)	(179,239)	(342,626)	(358,478)
Amortization of unrecognized net gain or loss	17,116	—	34,442	—
Amortization of unrecognized transition obligation	897	2,691	2,242	5,382
Amortization of unrecognized prior service cost	19,840	22,882	41,201	45,764

Net pension cost	$36,564	$12,139	$75,308	$24,278

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

	(Unaudited)			(Unaudited)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
NET SALES:
Wholesale	$42,481,533	$41,902,607		$82,217,860	$86,467,639
Retail	16,216,348	16,582,155		35,122,280	33,550,119
Military	1,809,540	312,902		3,651,997	436,930

Total Net Sales	$60,507,421	$58,797,664		$120,992,137	$120,454,688

GROSS MARGIN:
Wholesale	$15,684,979	$14,407,268		$31,959,443	$31,280,786
Retail	8,555,574	8,890,604		18,047,146	17,420,961
Military	155,540	628,582	*	339,169	1,305,393	*

Total Gross Margin	$24,396,093	$23,926,454		$50,345,758	$50,007,140

*	The gross margin for the three-month and six-month periods ended June 30, 2007 included reductions of cost of goods sold from the reimbursement of contract related expenses incurred in prior periods of $0.5 million and $1.2 million, respectively.

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

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

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures. As of June 30, 2008, we were in compliance with these restrictive covenants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	59.7%	59.3%	58.4%	58.5%

Gross Margin	40.3%	40.7%	41.6%	41.5%

Selling, General and
Administrative Expenses	34.5%	38.8%	36.3%	37.5%

Income From Operations	5.8%	1.9%	5.3%	4.0%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Net sales. Net sales for the three months ended June 30, 2008 were $60.5 million compared to $58.8 million for the same period in 2007. Wholesale sales for the three months ended June 30, 2008 were $42.5 million compared to $41.9 million for the same period in 2007. Retail sales for the three months ended June 30, 2008 were $16.2 million compared to $16.6 million for the same period in 2007. Military segment sales for the three months ended June 30, 2008, were $1.8 million, compared to $0.3 million in the same period in 2007. Shipments in 2008 were under the $6.4 million contract issued in July 2007 and the $5.0 million contract issued in January 2008.
Gross margin. Gross margin for the three months ended June 30, 2008 was $24.4 million, or 40.3% of net sales, compared to $23.9 million, or 40.7% of net sales, in the same period last year. Wholesale gross margin for the three months ended June 30, 2008 was $15.7 million, or 36.9% of net sales, compared to $14.4 million, or 34.4% of net sales, in the same period last year. The 250 basis point increase reflects an increase in sales price per unit, as well as a decrease in manufacturing costs resulting from increased operating efficiencies from increased production at our manufacturing facilities. Retail gross margin for the three months ended June 30, 2008 was $8.6 million, or 52.8% of net sales, compared to $8.9 million, or 53.6% of net sales, for the same period in 2007. The 80 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business. Military gross margin for the three months ended June 30, 2008 was $0.2 million, or 8.6% of net sales, compared to $0.6 million for the same period in 2007. The prior year’s results included a $0.5 million reimbursement of contract related expenses incurred in prior periods.
SG&A expenses. SG&A expenses were $20.9 million, or 34.4% of net sales, for the three months ended June 30, 2008, compared to $22.8 million, or 38.8% of net sales for the same period in 2007. The net change primarily results from decreases in salaries and commissions of $0.8 million, professional and consulting fees of $0.7 million and shipping charges of $0.5 million, offset by an increase in advertising expense of $0.2 million.
Interest expense. Interest expense was $2.4 million in the three months ended June 30, 2008, compared to $3.3 million for the same period in the prior year. The decrease in interest expense was primarily due to the write off of prepaid financing costs of $0.8 million related to the refinancing of our term loans in the second quarter of 2007.
Income taxes. Income tax expense for the three months ended June 30, 2008 was $0.4 million, compared to a benefit of $0.8 million for the same period a year ago. We provided for income taxes at effective tax rates of 35%, our anticipated rate for 2008, and 37% for the three months ended June 30, 2008 and 2007, respectively.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Net sales. Net sales for the six months ended June 30, 2008 were $121.0 million compared to $120.5 million for the same period in 2007. Wholesale sales for the six months ended June 30, 2008 were $82.2 million compared to $86.5 million for the same period in 2007. The $4.3 million decrease in wholesale sales is the result of decreased sales across all footwear and apparel categories with the exception of a small increase in the sales of hunting footwear. Retail sales for the six months ended June 30, 2008 were $35.1 million compared to $33.6 million for the same period in 2007. The $1.5 million increase in retail sales results from the growth in market share experienced as a result of the bankruptcy of a leading competitor. Military segment sales for the six months ended June 30, 2008, were $3.7 million, compared to $0.4 million in the same period in 2007. Shipments in 2008 were under the $6.4 million contract issued in July 2007 and the $5.0 million contract issued in January 2008.
Gross margin. Gross margin for the six months ended June 30, 2008 was $50.3 million, or 41.6% of net sales, compared to $50.0 million, or 41.5% of net sales, in the same period last year. Wholesale gross margin for the six months ended June 30, 2008 was $32.0 million, or 38.9% of net sales, compared to $31.3 million, or 36.2% of net sales, in the same period last year. The 270 basis point increase reflects an increase in sales price per unit, as well as a decrease in manufacturing costs resulting from increased operating efficiencies from increased production at our manufacturing facilities. Retail gross margin for the six months ended June 30, 2008 was $18.0 million, or 51.4% of net sales, compared to $17.4 million, or 51.9% of net sales, for the same period in 2007. The 50 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business. Military gross margin for the six months ended June 30, 2008 was $0.3 million, or 9.3% of net sales, compared to $1.3 million for the same period in 2007. The prior year’s results included a $1.2 million reimbursement of contract related expenses incurred in prior periods.
SG&A expenses. SG&A expenses were $43.9 million, or 36.3% of net sales, for the six months ended June 30, 2008, compared to $45.1 million, or 37.5% of net sales for the same period in 2007. The net change primarily results from decreases in salaries and commissions of $1.5 million, professional and consulting fees of $0.8 million and shipping charges of $0.5 million, offset by an increases in advertising expense of $0.5 million, repairs expense of $0.3 million and expenses of $0.5 million related to service agreements for computer hardware and software.
Interest expense. Interest expense was $4.8 million in the six months ended June 30, 2008, compared to $5.8 million for the same period in the prior year. The decrease in interest expense was primarily due to the write off of prepaid financing costs, of $0.8 million related to the refinancing of our term loans in the second quarter of 2007.

Income taxes. Income tax expense for the six months ended June 30, 2008 was $0.6 million, compared to a benefit of $0.4 million for the same period a year ago. We provided for income taxes at effective tax rates of 35%, our anticipated rate for 2008, and 37% for the six months ended June 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well as for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $2.3 million for the first six months of 2008, compared to $2.5 million for the same period in 2007. Capital expenditures for all of 2008 are anticipated to be approximately $5.0 million.
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
The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2008, we had $58.2 million in borrowings under this facility and total capacity of $74.6 million. Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures. As of June 30, 2008, we were in compliance with these restrictive covenants.
We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Operating Activities. Cash provided by operating activities totaled $1.0 million in the first six months of 2008, compared to $9.2 million in the same period of 2007. Cash provided by operating activities was primarily impacted by the buildup of inventory to support our retail sales growth, the buildup of raw materials required to fulfill our military contracts offset by the reduction of trade receivables and accounts payable.
Investing Activities. Cash used in investing activities was $2.3 million for the first six months of 2008, compared to $2.7 million in the same period of 2007. Cash used in investing activities in 2008 reflects an investment in property, plant and equipment of $2.3 million. Our 2008 and 2007 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.
Financing Activities. Cash used in financing activities for the six months ended June 30, 2008 was $2.2 million and reflects a decrease in net borrowings under the revolving credit facility of $2.0 million and repayments on long-term debt of $0.2 million. Cash used in financing activities for the six months ended June 30, 2007 was $8.8 million and reflects a decrease in net borrowings under the revolving credit facility of $15.1 million and repayments on long-term debt of $32.6 million and debt financing costs of $1.4 million, offset by proceeds from the issuance of long term debt of $40 million and exercise of stock options of $0.3 million.
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
Intangible assets
Intangible assets, including goodwill, trademarks and patents are reviewed for impairment annually, and more frequently, if necessary. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. A significant assumption of estimated cash flows from trademarks is future sales of branded products. Other assumptions include discount rates, royalty rates, cost of capital, and market multiples. An impairment charge may be recorded if the expected future cash flows decline. Based upon our review, none of our intangibles were impaired as of June 30, 2008.

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
The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2008. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored noncontributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.
Income taxes
Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance; however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The 2008 Annual Meeting of Shareholders was held on May 27, 2008, and the following proposal was acted upon:
Proposal 1: The election of Class II Directors of the Company, to serve until the 2010 Annual Meeting of Shareholders or until their successors are elected and qualified.

	Number of Shares Voted
		WITHHOLD
	FOR	AUTHORITY	TOTAL
J. Patrick Campbell	4,712,445	137,669	4,850,114

Michael L. Finn	4,709,307	140,807	4,850,114

G. Courtney Haning	4,709,197	140,197	4,850,114

Curtis A. Loveland	3,764,738	1,085,376	4,850,114

The following individuals continue to serve as Class I Directors of the Company:
Mike Brooks, Glenn E. Corlett, Harley E. Rouda, Jr. and James L. Stewart.
Proposal 2: To ratify the selection of Schneider Downs & Co., Inc. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

	Number of Shares Voted
FOR	AGAINST	ABSTAINED	TOTAL
4,710,997	110,956	28,161	4,850,114

ITEM 5. OTHER INFORMATION.
     None
ITEM 6. EXHIBITS.

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.
Date: August 6, 2008	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.