Form 10-Q
period 2008-09-30
ROCKY BRANDS, INC.
filed 2008-11-04
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 29, 2008, 5,508,398 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q
ROCKY BRANDS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008		September 30, 2007
	(Unaudited)	December 31, 2007	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,332,477	$6,537,884	$2,707,273
Trade receivables — net	72,654,591	65,931,092	81,279,819
Other receivables	1,289,396	674,707	1,064,827
Inventories	83,320,590	75,403,664	85,081,978
Deferred income taxes	1,978,946	1,952,536	3,902,775
Income tax receivable	—	719,945	2,743,633
Prepaid expenses	2,780,959	2,226,920	1,494,045

Total current assets	166,356,959	153,446,748	178,274,350
FIXED ASSETS — net	24,254,455	24,484,050	25,233,363
DEFERRED PENSION ASSET	—	—	53,866
IDENTIFIED INTANGIBLES	36,044,132	36,509,690	36,673,954
GOODWILL	—	—	24,874,368
OTHER ASSETS	1,740,079	2,284,039	2,618,442

TOTAL ASSETS	$228,395,625	$216,724,527	$267,728,343

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$14,492,182	$11,908,902	$15,514,243
Current maturities — long term debt	464,846	324,648	318,024
Accrued expenses:
Salaries and wages	1,043,421	751,134	605,905
Co-op advertising	673,703	840,818	446,410
Interest	1,870,687	487,446	1,822,664
Income tax payable	96,666	—	—
Taxes — other	612,445	516,038	571,718
Commissions	463,735	717,564	771,062
Other	2,928,714	2,624,121	2,504,345

Total current liabilities	22,646,399	18,170,671	22,554,371
LONG TERM DEBT — less current maturities	107,115,967	103,220,384	122,438,442
DEFERRED INCOME TAXES	12,569,600	13,247,953	17,009,025
DEFERRED PENSION LIABILITY	967,930	125,724	—
DEFERRED LIABILITIES	202,096	235,204	335,534

TOTAL LIABILITIES	143,501,992	134,999,936	162,337,372
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding September 30, 2008 - 5,508,398; December 31, 2007 - 5,488,293; September 30, 2007 - 5,488,293	54,193,211	53,997,960	53,897,100
Accumulated other comprehensive loss	(1,462,344)	(1,051,232)	(916,463)
Retained earnings	32,162,766	28,777,863	52,410,334

Total shareholders’ equity	84,893,633	81,724,591	105,390,971

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$228,395,625	$216,724,527	$267,728,343

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NET SALES	$72,500,603	$82,308,547	$193,492,740	$202,763,235

COST OF GOODS SOLD	45,414,533	53,030,023	116,060,912	123,477,571

GROSS MARGIN	27,086,070	29,278,524	77,431,828	79,285,664

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,961,032	25,108,505	65,897,978	70,222,025

INCOME FROM OPERATIONS	5,125,038	4,170,019	11,533,850	9,063,639

OTHER INCOME AND (EXPENSES):
Interest expense, net	(2,285,051)	(2,943,139)	(7,101,237)	(8,786,060)
Other — net	34,254	131,365	31,385	95,364

Total other — net	(2,250,797)	(2,811,774)	(7,069,852)	(8,690,696)

INCOME BEFORE INCOME TAXES	2,874,241	1,358,245	4,463,998	372,943

INCOME TAX EXPENSE (BENEFIT)	500,000	209,000	1,056,000	(155,000)

NET INCOME	$2,374,241	$1,149,245	$3,407,998	$527,943

NET INCOME PER SHARE
Basic	$0.43	$0.21	$0.62	$0.10
Diluted	$0.43	$0.21	$0.62	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,508,278	5,484,923	5,508,132	5,472,233

Diluted	5,512,514	5,594,707	5,518,018	5,590,879

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,407,998	$527,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,712,408	4,226,093
Deferred compensation and other	78,766	3,371
Deferred income taxes	(408,638)	—
Deferred debt financing costs	—	811,582
(Gain) loss on disposal of fixed assets	(35,739)	29,070
Stock compensation expense	195,251	285,984
Change in assets and liabilities
Receivables	(7,338,188)	(15,925,622)
Inventories	(7,916,926)	(7,133,002)
Other current assets	165,906	976,434
Other assets	543,960	795,282
Accounts payable	2,136,570	5,591,785
Accrued and other liabilities	1,752,250	2,525,818

Net cash used in operating activities	(2,706,382)	(7,285,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,561,205)	(4,957,897)
Investment in trademarks and patents	(33,938)	(66,488)
Proceeds from sale of fixed assets	60,336	77,037

Net cash used in investing activities	(3,534,807)	(4,947,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	192,663,254	206,281,446
Repayments of revolving credit facility	(188,714,331)	(201,297,047)
Proceeds from long-term debt	355,398	40,000,000
Repayments of long-term debt	(268,539)	(32,719,514)
Debt financing costs	—	(1,428,530)
Proceeds from exercise of stock options	—	372,275

Net cash provided by financing activities	4,035,782	11,208,630

DECREASE IN CASH AND CASH EQUIVALENTS	(2,205,407)	(1,023,980)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,537,884	3,731,253

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,332,477	$2,707,273

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 2008 AND 2007
1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

The components of total comprehensive income are shown below:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$2,734,241	$1,149,245	$3,407,998	$527,943
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	37,852	25,573	115,737	76,719

Total comprehensive income	$2,772,093	$1,174,818	$3,523,735	$604,662

2.	INVENTORIES

Inventories are comprised of the following:

	September 30,		September 30,
	2008	December 31,	2007
	(Unaudited)	2007	(Unaudited)
Raw materials	$8,898,262	$6,086,118	$8,222,483
Work-in-process	671,586	144,171	261,295
Finished goods	73,816,742	69,301,375	76,798,200
Reserve for obsolescence or lower of cost or market	(66,000)	(128,000)	(200,000)

Total	$83,320,590	$75,403,664	$85,081,978

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash information including, cash paid for interest and Federal, state and local income taxes, net of refunds, was as follows:

	Nine Months Ended
	September 30,
	2008	2007
Interest	$5,249,383	$5,970,000

Federal, state and local income taxes	$647,200	$(991,000)

Fixed asset purchases in accounts payable	$502,874	$132,350

4.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three-month and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average shares outstanding	5,508,278	5,484,923	5,508,132	5,472,233
Dilutive stock options	4,236	109,784	9,886	118,646

Dilutive weighted average shares outstanding	5,512,514	5,594,707	5,518,018	5,590,879

Anti-dilutive weighted average shares outstanding	409,249	270,707	338,749	270,707

5.	RECENT FINANCIAL ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158, requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 as of December 31, 2006 resulted in a write-down of our pension asset by $1.6 million, increased accumulated other comprehensive loss by $1.0 million, and decreased deferred income tax liabilities by $0.6 million. In addition, SFAS 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates previously permissible. However, the new measurement date requirement is effective and we have changed our measurement date to December 31st.

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

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. An examination of our 2004 Federal income tax return resulted in an immaterial adjustment. The examination of the 2003 Federal income tax return resulted in no changes. We are no longer subject to U.S. Federal tax examinations for years before 2004. State jurisdictions that remain subject to examination range from 2003 to 2007. Foreign jurisdiction tax returns that remain subject to examination range from 2003 to 2007 for Canada and from 2004 to 2007 for Puerto Rico. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.

We provided for income taxes at estimated effective tax rates of 36% and 37% for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, we recognized an adjustment to income tax expense related to the filing of the 2007 Federal income tax return of $0.6 million which reduced our effective tax rates for the three and nine month periods ended September 30, 2008 to 17.4% and 23.7%, respectively. During the three months ended September 30, 2007, we recognized a prior year state income tax refund of $0.3 million which reduced the effective tax rate for the three-month period ended September 30 2007 to 15.4%. The tax benefit for the nine-month period ended September 30, 2007 results from the recognition of the aforementioned tax refund when combined with our provision for income taxes at the effective tax rate of 37%.

7.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2008 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,278,595	$150,940	$28,127,655
Retail	6,900,000	—	6,900,000
Patents	2,303,989	1,537,513	766,476
Customer relationships	1,000,000	750,000	250,000

Total Identified Intangibles	$38,482,584	$2,438,453	$36,044,131

	Gross	Accumulated	Carrying
December 31, 2007	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,272,514	$86,251	$28,186,263
Retail	6,900,000	—	6,900,000
Patents	2,276,132	1,252,705	1,023,427
Customer relationships	1,000,000	600,000	400,000

Total Identified Intangibles	$38,448,646	$1,938,956	$36,509,690

	Gross	Accumulated	Carrying
September 30, 2007 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,272,514	$64,689	$28,207,825
Retail	6,900,000	—	6,900,000
Patents	2,274,325	1,158,196	1,116,129
Customer relationships	1,000,000	550,000	450,000

Total Identified Intangibles	$38,446,839	$1,772,885	$36,673,954

Amortization expense for intangible assets was $166,629 and $166,108 for the three months ended September 30, 2008 and 2007, respectively and $499,496 and $497,825 for the nine months ended September 30, 2008 and 2007, respectively. The weighted average amortization period for patents is six years and for customer relationships is five years.
Estimate of Aggregate Amortization Expense for the years ending December 31,:

2009	$666,513
2010	126,430
2011	125,050
2012	125,050
2013	125,050

8.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of September 30, 2008, we were authorized to issue approximately 406,420 shares under our existing plans.

The plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2008 through September 30, 2008:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at January 1, 2008	472,551	$15.37
Issued	—	—
Exercised	—	—
Forfeited	(23,250)	$12.15

Options outstanding at September 30, 2008	449,301	$15.53

Options exercisable at:
January 1, 2008	420,801	$14.97
September 30, 2008	424,363	$15.43

Unvested options at January 1, 2008	51,750	$18.55
Granted	—	—
Vested	(26,813)	$19.74
Forfeited	—	—

Unvested options at September 30, 2008	24,937	$17.27

During the nine-month period ended September 30, 2008, we issued 19,985 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

As a result of the change in measurement date, we recognized the increase in the under-funded status of the defined benefit pension plan between September 30, 2007 and December 31, 2007 of $846,071, as well as the corresponding increase in accumulated other comprehensive loss of $526,850 and related decrease in our deferred tax liability of $296,125. The increase in accumulated other comprehensive loss of $526,850 has been recognized as an adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. We also recognized the net pension expense of $23,096 relating to the period October 1, 2007 through December 31, 2007 as a reduction of the opening balance of retained earnings as of January 1, 2008.

Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$26,962	$26,298	$80,888	$78,895
Interest	143,062	139,507	429,185	418,520
Expected return on assets	(171,312)	(179,239)	(513,938)	(537,717)
Amortization of unrecognized net gain or loss	17,115	—	51,557	—
Amortization of unrecognized transition obligation	897	2,691	3,139	8,073
Amortization of unrecognized prior service cost	19,840	22,882	61,041	68,646

Net pension cost	$36,564	$12,139	$111,872	$36,417

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NET SALES:
Wholesale	$55,644,255	$64,106,769	$137,862,115	$150,574,407
Retail	15,301,188	18,201,778	50,423,468	51,751,898
Military	1,555,160	—	5,207,157	436,930

Total Net Sales	$72,500,603	$82,308,547	$193,492,740	$202,763,235

GROSS MARGIN:
Wholesale	$19,686,172	$20,036,008	$51,645,615	$51,316,794
Retail	7,272,130	9,242,516	25,319,276	26,663,477
Military	127,768	—	466,937	1,305,393	*

Total Gross Margin	$27,086,070	$29,278,524	$77,431,828	$79,285,664

*	The gross margin for the nine-month period ended September 30, 2007 included reductions of cost of goods sold from the reimbursement of contract related expenses incurred in prior periods of $1.2 million.

Segment asset information is not prepared or used to assess segment performance.
11.	LONG-TERM DEBT

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

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures. As of September 30, 2008, we were in compliance with these restrictive covenants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	62.6%	64.4%	60.0%	60.9%

Gross Margin	37.4%	35.6%	40.0%	39.1%

Selling, General and Administrative Expenses	30.3%	30.5%	34.0%	34.6%

Income From Operations	7.1%	5.1%	6.0%	4.5%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net sales. Net sales for the three months ended September 30, 2008 were $72.5 million compared to $82.3 million for the same period in 2007. Wholesale sales for the three months ended September 30, 2008 were $55.6 million compared to $64.1 million for the same period in 2007. The $8.5 million decrease is primarily attributable to supply chain disruptions combined with difficult economic conditions which resulted in a decrease in sales across all footwear and apparel categories with the exception of a small increase in the sales of duty footwear. Retail sales for the three months ended September 30, 2008 were $15.3 million compared to $18.2 million for the same period in 2007. The $2.9 million decrease is primarily the result of customers’ decisions to close plants, reduce headcount, and defer safety shoe purchases due to current economic conditions. Military segment sales for the three months ended September 30, 2008, were $1.6 million, compared to zero in the same period in 2007. Shipments in 2008 were under the $6.4 million contract issued in July 2007 and the $5.0 million contract issued in January 2008.
Gross margin. Gross margin for the three months ended September 30, 2008 was $27.1 million, or 37.4% of net sales, compared to $29.3 million, or 35.6% of net sales, for the same period in 2007. Wholesale gross margin for the three months ended September 30, 2008 was $19.7 million, or 35.4% of net sales, compared to $20.0 million, or 31.3% of net sales, in the same period last year. The 410 basis point increase reflects an increase in sales price per unit, as well as a decrease in manufacturing costs resulting from increased operating efficiencies from increased production at our manufacturing facilities. Retail gross margin for the three months ended September 30, 2008 was $7.3 million, or 47.5% of net sales, compared to $9.2 million, or 50.8% of net sales, for the same period in 2007. The 330 basis point decrease is primarily the result of increased costs to purchase products. Military gross margin for the three months ended September 30, 2008 was $0.1 million, or 8.2% of net sales, compared to zero for the same period in 2007.

SG&A expenses. SG&A expenses were $22.0 million, or 30.3% of net sales, for the three months ended September 30, 2008, compared to $25.1 million, or 30.5% of net sales for the same period in 2007. The $3.1 million reduction is primarily the result of decreases in salaries and commissions of $1.2 million, shipping and freight expenses of $1.2 million, professional and consulting fees of $0.3 million, show expenses of $0.3 million, and advertising expenses of $0.3 million.
Interest expense. Interest expense was $2.3 million in the three months ended September 30, 2008, compared to $2.9 million for the same period in the prior year. The decrease in interest expense was primarily due to reductions in the amount of outstanding debt combined with lower interest rates compared to the same period last year.
Income taxes. Income tax expense for the three months ended September 30, 2008 was $0.5 million, compared to $0.2 million for the same period a year ago. We provided for income taxes at effective tax rates of 36%, our anticipated rate for 2008, and 37% for the three months ended September 30, 2008 and 2007, respectively. During the three-month period ended September 30, 2008, we recognized an adjustment to income tax expense related to the filing of the 2007 Federal income tax return of $0.6 million which reduced our effective tax rate for the three-month period ended September 30, 2008 to 17.4%. During the three months ended September 30, 2007, we recognized a prior year state income tax refund of $0.3 million which reduced the effective tax rate to 15.4%.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net sales. Net sales for the nine months ended September 30, 2008 were $193.5 million compared to $202.8 million for the same period in 2007. Wholesale sales for the nine months ended September 30, 2008 were $137.9 million compared to $150.6 million for the same period in 2007. The $12.7 million decrease is primarily attributable to supply chain disruptions combined with difficult economic conditions which resulted in a decrease in sales across all footwear and apparel categories with the exception of a small increase in the sales of duty footwear. Retail sales for the nine months ended September 30, 2008 were $50.4 million compared to $51.8 million for the same period in 2007. Retail sales were negatively impacted by customer decisions to close plants, reduce headcount, and defer safety shoe purchases as the result of a challenging economy. Military segment sales for the nine months ended September 30, 2008, were $5.2 million, compared to $0.4 million in the same period in 2007. Shipments in 2008 were under the $6.4 million contract issued in July 2007 and the $5.0 million contract issued in January 2008.
Gross margin. Gross margin for the nine months ended September 30, 2008 was $77.4 million, or 40.0% of net sales, compared to $79.3 million, or 39.1% of net sales, for the same period in 2007. Wholesale gross margin for the nine months ended September 30, 2008 was $51.6 million, or 37.5% of net sales, compared to $51.3 million, or 34.1% of net sales, in the same period last year. The 340 basis point increase reflects an increase in sales price per unit, as well as a decrease in manufacturing costs resulting from increased operating efficiencies from increased production at our manufacturing facilities. Retail gross margin for the nine months ended September 30, 2008 was $25.3 million, or 50.2% of net sales, compared to $26.7 million, or 51.5% of net sales, for the same period in 2007. The 130 basis point decrease is primarily the result of increased costs to purchase products. Military gross margin for the nine months ended September 30, 2008 was $0.5 million, or 9.0% of net sales, compared to $1.3 million for the same period in 2007. The prior year’s results included a $1.2 million reimbursement of contract related expenses incurred in prior periods.

SG&A expenses. SG&A expenses were $65.9 million, or 34.0% of net sales, for the nine months ended September 30, 2008, compared to $70.2 million, or 34.6% of net sales for the same period in 2007. The $4.3 million reduction is the result of decreases in shipping and freight expenses of $2.3 million, salaries and commissions of $2.2 million, professional and consulting fees of $1.1 million and, offset by increases in expenses related to service agreements for computer hardware and software of $0.5 million and vehicle fuel and repairs of $0.5 million compared to the same period last year.
Interest expense. Interest expense was $7.1 million for the nine months ended September 30, 2008, compared to $8.8 million for the same period in the prior year. The decrease in interest expense was primarily due to reductions in the amount of outstanding debt combined with lower interest rates; and the write off of prepaid financing costs of $0.8 million related to the refinancing of our term loans in the second quarter of 2007.
Income taxes. Income tax expense for the nine months ended September 30, 2008 was $1.1 million, compared to a benefit of $0.2 million for the same period a year ago. We provided for income taxes at effective tax rates of 36%, our anticipated tax rate for 2008, and 37% for the nine months ended September 30, 2008 and 2007, respectively. During the nine-month period ended September 30, 2008, we recognized an adjustment to income tax expense related to the filing of the 2007 Federal income tax return of $0.6 million which reduced our effective tax rate for the nine-month period ended September 30, 2008 to 23.7%. During the nine-month period ended September 30, 2007, we recognized a prior year state income tax refund of $0.3 million which when combined with the income tax provision of 37% resulted in the recognition of the aforementioned tax benefit.
Liquidity and Capital Resources
Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.
Over the last several years our principal uses of cash have been for our acquisitions of EJ Footwear and certain assets of Gates-Mills, as well as for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $4.0 million for the first nine months of 2008, compared to $4.7 million for the same period in 2007. Capital expenditures for all of 2008 are anticipated to be approximately $5.0 million.
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
The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2008, we had $64.5 million in borrowings under this facility and total capacity of $85.7 million. Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures. As of September 30, 2008, we were in compliance with these restrictive covenants.
We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.
Operating Activities. Cash used in operating activities totaled $2.7 million for the nine months ended September 30, 2008, compared to $7.3 million in the same period of 2007. Cash provided by operating activities was primarily impacted by the seasonal buildup of both inventory and accounts receivable.
Investing Activities. Cash used in investing activities was $3.5 million for the nine months ended September 30, 2008, compared to $4.9 million in the same period of 2007. Cash used in investing activities in 2008 reflects an investment in property, plant and equipment of $3.5 million. Our 2008 and 2007 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2008 was $4.0 million and reflects an increase in net borrowings under the revolving credit facility of $3.9 million and information technology software financing of $0.3 offset by repayments on long-term debt of $0.2 million. Cash provided by financing activities for the nine months ended September 30, 2007 was $11.2 million, reflecting an increase in net borrowings under the revolving credit facility of $4.9 million, repayments on long-term debt of $32.7 million, offset by proceeds from the exercise of stock options of $0.4 million and the issuance of long term debt of $40 million, less debt financing costs of $1.4 million.
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
Intangible assets

Intangible assets, including goodwill, trademarks and patents are reviewed for impairment annually, and more frequently, if necessary. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. A significant assumption of estimated cash flows from trademarks is future sales of branded products. Other assumptions include discount rates, royalty rates, cost of capital, and market multiples. An impairment charge may be recorded if the expected future cash flows decline. Based upon our review, none of our intangibles were impaired as of September 30, 2008.
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
As a result of the change in measurement date, we recognized the increase in the under-funded status of the defined benefit pension plan between September 30, 2007 and December 31, 2007 of $846,071, as well as the corresponding increase in accumulated other comprehensive loss of $526,850 and related decrease in our deferred tax liability of $296,125. The increase in accumulated other comprehensive loss of $526,850 has been recognized as an adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. We also recognized the net pension expense of $23,096 relating to the period October 1, 2007 through December 31, 2007 as a reduction of the opening balance of retained earnings as of January 1, 2008.
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
Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rocky Brands, Inc.
Date: November 4, 2008	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.