Form 10-K
period 2008-12-31
ROCKY BRANDS, INC.
filed 2009-03-03
CIK 895456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $23,891,251 on June 30, 2008.

There were 5,516,898 shares of the Registrant’s Common Stock outstanding on February 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

ROCKY BRANDS, INC.	1

2	ROCKY BRANDS, INC.

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

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and Subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, Mossy Oak, Michelin and Dickies. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around four target markets: outdoor, work, duty and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $29.95 for our value priced products to $249.95 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh Safety Shoes mobile and retail stores (including a fleet of trucks, supported by small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.

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

We believe the EJ Footwear acquisition offers us multiple opportunities to expand and strengthen our combined business. We intend to extend certain of these brands into additional markets, such as outdoor, work and duty, where we believe the brand image is consistent with the target market. We also believe that the strength of each of these brands in their respective markets will allow us to introduce complementary apparel and accessories, similar to our head-to-toe strategy for Rocky.

Competitive Strengths

Our competitive strengths include:

•	Strong portfolio of brands. We believe the Rocky, Georgia Boot, Durango, Lehigh, Mossy Oak, Michelin and Dickies brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, duty and western. We plan to continue

ROCKY BRANDS, INC.	3

strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our owned brands.

•	Commitment to product innovation. We believe a critical component of our success in the marketplace has been a result of our continued commitment to product innovation. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features and designs. We have a dedicated group of product design and development professionals, including well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace.

•	Long-term retailer relationships. We believe that our long history of designing, manufacturing and marketing premium quality, branded footwear has enabled us to develop strong relationships with our retailers in each of our distribution channels. We reinforce these relationships by continuing to offer innovative footwear products, by continuing to meet the individual needs of each of our retailers and by working with our retailers to improve the visual merchandising of our products in their stores. We believe that strengthening our relationships with retailers will allow us to increase our presence through additional store locations and expanded shelf space, improve our market position in a consolidating retail environment and enable us to better understand and meet the evolving needs of both our retailers and consumers.

•	Diverse product sourcing and manufacturing capabilities. We believe our strategy of utilizing both company operated and third party facilities for the sourcing of our products offers several advantages. Operating our own facilities significantly improves our knowledge of the entire production process, which allows us to more efficiently source product from third parties that is of the highest quality and at the lowest cost available. We intend to continue to source a higher proportion of our products from third party manufacturers, which we believe will enable us to obtain high quality products at lower costs per unit.

Growth Strategy

We intend to increase our sales through the following strategies:

•	Expand into new target markets under existing brands. We believe there is significant opportunity to extend certain of our brands into our other target markets. We intend to continue to introduce products across varying feature sets and price points in order to meet the needs of our retailers.

•	Increase apparel offerings. We believe the long history and authentic heritage of our owned brands provide significant opportunity to extend each of these brands into complementary apparel. We intend to continue to increase our Rocky apparel offerings and believe that similar opportunities exist for our Georgia Boot and Durango brands in their respective markets.

•	Cross-sell our brands to our retailers. The acquisition of EJ Footwear expanded our distribution channels and diversified our retailer base. We believe that many retailers of our existing and acquired brands target consumers with similar characteristics and, as a result, we believe there is significant opportunity to offer each of our retailers a broader assortment of footwear and apparel that target multiple markets and span a range of feature sets and price points.

•	Expand our retail sales through Lehigh. We believe that our Lehigh mobile and retail stores offer us an opportunity to significantly expand our direct sales of work-related footwear. We intend to grow our Lehigh business by adding new customers, expanding the portfolio of brands we offer and increasing our footwear and apparel offerings. In addition, over time, we plan to upgrade the locations of some of our mini-stores, expand the breadth of products sold in these stores and improve our internet sales websites.

•	Continue to add new retailers. We believe there is an opportunity to add additional retailers in certain of our distribution channels. We have identified a number of large, national footwear retailers that target consumers whom we believe identify with the Georgia Boot, Durango and Dickies brands.

4	ROCKY BRANDS, INC.

•	Acquire or develop new brands. We intend to continue to acquire or develop new brands that are complementary to our portfolio and could leverage our operational infrastructure and distribution network.

Product Lines

Our product lines consist of high quality products that target the following markets:

•	Outdoor. Our outdoor product lines consist of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping or hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace. Our outdoor product lines consist of all-season sport/hunting footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoorsmen comfortable on rugged terrain or in extreme weather conditions.

•	Work. Our work product lines consist of footwear and apparel marketed to industrial and construction workers, as well as workers in the hospitality industry, such as restaurants or hotels. All of our work products are specially designed to be comfortable, incorporate safety features for specific work environments or tasks and meet applicable federal and other standards for safety. This category includes products such as safety toe footwear for steel workers and non-slip footwear for kitchen workers.

•	Duty. Our duty product line consists of footwear products marketed to law enforcement, security personnel and postal employees who are required to spend a majority of time at work on their feet. All of our duty footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable. Duty footwear is generally designed to fit as part of a uniform and typically incorporates stylistic features, such as black leather uppers in addition to the comfort features that are incorporated in all of our footwear products.

•	Western. Our western product line currently consists of authentic footwear products marketed to farmers and ranchers who generally live in rural communities in North America. We also selectively market our western footwear to consumers enamored with the western lifestyle.

Our products are marketed under four well-recognized, proprietary brands, Rocky, Georgia Boot, Durango and Lehigh, in addition to the licensed brands of Dickies, Michelin, Mossy Oak and Zumfoot.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our four target markets and offer our products at a range of suggested retail price points: $99.95 to $249.95 for our footwear products, $29.95 to $49.95 for tops and bottoms in our apparel lines and $49.95 to $199.95 for our basic and technical outerwear.

The Rocky brand originally targeted outdoor enthusiasts, particularly hunters, and has since become the market leader in the hunting boot category. In 2002, we also extended into hunting apparel, including jackets, pants, gloves and caps. Our Rocky products for hunters and other outdoor enthusiasts are designed for specific weather conditions and the diverse terrains of North America. These products incorporate a range of technical features and designs such as Gore-Tex waterproof breathable fabric, 3M Thinsulate insulation, nylon Cordura fabric and camouflaged uppers featuring either Mossy Oak or Realtree patterns. Rugged outsoles made by industry leaders like Vibram are sometimes used in conjunction with our proprietary design features like the “Rocky Ride Comfort System” to make the products durable and easy to wear.

We also produce Rocky duty footwear targeting law enforcement professionals, security workers and postal service employees, and we believe we have established a leading market share position in this category.

In 2002, we introduced Rocky work footwear designed for varying weather conditions or difficult terrain, particularly for people who make their living outdoors such as those in lumber or forestry occupations. These products typically include many of the proprietary features and technologies that we incorporate in our hunting and outdoor products. Similar to our strategy for the outdoor market, we introduced rugged work apparel in 2004, such as ranch jackets and carpenter jeans.

ROCKY BRANDS, INC.	5

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

In addition, we market a line of Georgia Boot footwear to brand loyal consumers for hunting and other outdoor activities. These products are primarily all leather boots distributed in the western and southwestern states where hunters do not require camouflaged boots or other technical features incorporated in our Rocky footwear.

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

6	ROCKY BRANDS, INC.

retail price points ranging from $49.95 to $89.95. The Dickies brand is well recognized by consumers, and we plan to introduce value priced footwear in the outdoor, duty and western markets.

Zumfoot

Zumfoot is a high quality line of casual footwear. The license to design, develop and manufacture footwear under the Zumfoot name was secured in 2006. We expected the Zumfoot brand to provide entrée into the casual, dress casual and leisure footwear categories with suggested retail prices from $99.95 to $159.95. We have been disappointed with the results that the Zumfoot brand has provided and we intend to terminate our licensing agreement with Zumfoot in 2009 and liquidate the inventory at a reduced selling price.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested retail prices for the Michelin brand are from $99.95 to $159.95.

Mossy Oak

Mossy Oak is high quality, value priced line of casual and hunting footwear. The license to design, develop and manufacture footwear under the Mossy Oak name was secured in 2008. Suggested retail prices for the Mossy Oak Brand are from $39.95 to $79.95 for casual footwear and $49.95 to 89.95 for hunting footwear.

Sales and Distribution

Our products are distributed through three distinct business segments: wholesale, retail and military. You can find more information regarding our three business segments in Note 13 to our consolidated financial statements.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Michelin, Mossy Oak and Dickies products through a wide range of wholesale distribution channels. As of December 31, 2008, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

We sell our products to wholesale accounts in the U.S. primarily through a dedicated in-house sales team who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products. Our sales force for Rocky is organized around major accounts, including Bass Pro Shops, Cabela’s, Dick’s Sporting Goods and Gander Mountain, and around our target markets: outdoor, work, duty and western. For our Georgia Boot, Durango and Dickies brands, our sales employees are organized around each brand and target a broad range of distribution channels. All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our wholesale distribution channels vary by market:

•	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, catalogs and mass merchants.

•	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores and hardware stores. In addition to these retailers, we also market Dickies work-related footwear to select large, national retailers.

•	Our duty products are sold primarily through uniform stores and catalog specialists.

•	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores and more recently, fashion oriented footwear retailers.

ROCKY BRANDS, INC.	7

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

Our Lehigh mobile trucks, supported by our small warehouses, are stocked with work footwear, as established by the specific needs of our customers, and typically include our owned brands augmented by branded work footwear from third parties including Dunham and Timberland Pro. Prior to a scheduled site visit, Lehigh sales managers consult with our corporate customers to ensure that our trucks are appropriately stocked for their specific needs. Our trucks then perform a site visit where customer employees select work related footwear and apparel. Our corporate customers generally purchase footwear or provide payroll deduction plans for footwear purchases by their employees. We believe that our ability to service work sites across the U.S. allows us to effectively compete for large, national customers who have employees located throughout the U.S.

We also operate mini-stores located in our small warehouses, which are primarily situated in industrial parks. Over time, we intend to improve some of these locations to sites that experience higher foot traffic in order to better utilize our retail square footage and leverage our fixed costs. We also intend to expand the breadth and depth of products sold in these mini-stores to include casual and outdoor footwear and apparel to offer a broader range of products to our consumers. We opened two stores in 2007 and one store in 2008 utilizing this concept. These stores are located in Columbia, South Carolina; Green Bay, Wisconsin; and Houston, Texas.

Lehigh is looking to expand its internet sales volume by offering some of our customers, that are currently supported by our mobile truck fleet, incentives to fulfill their employee safety shoe requirements via the internet.

Outlet Store

We operate the Rocky outlet store in Nelsonville, Ohio. Our outlet store primarily sells first quality or discontinued products in addition to a limited amount of factory damaged goods. Related products from other manufacturers are also sold in the store. Our outlet store allows us to showcase the breadth of our product lines as well as to cost-effectively sell slow moving inventory. Our outlet store also provides an opportunity to interact with consumers to better understand their needs.

Websites

We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.lehighoutfitters.com, www.lehighsafetyshoes.com, www.slipgrips.com and www.dickiesfootwear.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products.

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

8	ROCKY BRANDS, INC.

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

We have focused the majority of our advertising efforts on consumers in support of our retail partners. A key component of this strategy includes in-store point of purchase materials that add a dramatic focus to our brands and the products our retail partners carry. We also advertise through targeted national and local cable programs and print publications aimed at audiences that share the demographic profile of our typical customers. For example, we are the title sponsor of Rocky Geared Up on the Outdoor Channel, hosted by celebrity endorsement Brandon Bates. In addition we advertise in such print publications as Outdoor Life and North American Hunter and on targeted cable broadcasts such as NASCAR, NHRA, The Outdoor Channel and Versus. In addition, we promote our products on national radio broadcasts such as MRN the voice of NASCAR and through event sponsorships. We are a sponsor of NASCAR teams Kevin Harvick Racing as well as NHRA Kallita Motor Sports which are broadcast on ESPN2 and FOX. These sponsorship properties provide significant national exposure for all of our brands as well as direct connection to our target consumer. Our print advertisements and radio and television commercials emphasize the technical features of our products as well as their high quality, comfort, functionality and durability.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third party facilities, primarily in China. We do not have long-term contracts with any of our third party manufacturers. One of our third party manufacturers in China, with whom we have had a relationship for over 20 years, and which has historically accounted for a significant portion of our manufacturing, represented approximately 28% of our net sales in 2008. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more

ROCKY BRANDS, INC.	9

efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third party facilities generally enables us to lower our costs per unit while maintaining high product quality, and it limits the capital investment required to establish and maintain company operated manufacturing facilities. We expect that a greater portion of our products will be sourced from third party facilities in the future as a result of our acquisition of EJ Footwear, which sourced all of its products from third parties. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Our products are primarily distributed in the United States and Canada. During 2008, we expanded our distribution channels in South America, Europe and Asia. We ship our products from our finished goods distribution facilities located near Logan and Columbus, Ohio, San Bernardino, California and Waterloo, Ontario, Canada respectively. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico.

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

Seasonality and Weather

Historically, we have experienced significant seasonal fluctuations in our business because we derive a significant portion of our revenues from sales of our outdoor products. Many of our outdoor products are used by consumers in cold or wet weather. As a result, a majority of orders for these products are placed by our retailers in January through April for delivery in July through October. In order to meet demand, we must manufacture and source outdoor footwear year round to be in a position to ship advance orders for these products during the last two quarters of each year. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of each year. In addition, mild or dry weather conditions historically have had a material adverse effect on sales of our outdoor products, particularly if they occurred in broad geographical areas during late fall or early winter. Since our acquisition of EJ Footwear, we have experienced and we expect that we will continue to experience less seasonality and that our business will be subject to reduced weather risk because we now derive a higher proportion of our sales from work-related footwear products. Generally, work, duty and western footwear is sold year round and is not subject to the same level of seasonality or variation in weather as our outdoor product lines. However, because of seasonal fluctuations and variations in weather conditions from year to year, there is no assurance that the results for any particular interim period will be indicative of results for the full year or for future interim periods.

10	ROCKY BRANDS, INC.

Backlog

At December 31, 2008, our backlog was $13.6 million compared to $14.2 million at December 31, 2007. Our backlog at December 31, 2008 includes $1.1 million of orders under contracts with the U.S. Military versus $1.8 at December 31, 2007. Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by retailers prior to shipment without penalty.

Patents, Trademarks and Trade Names

We own numerous design and utility patents for footwear, footwear components (such as insoles and outsoles) and outdoor apparel in the U.S. and in foreign countries including Canada, Mexico, China and Taiwan. We own U.S. and certain foreign registrations for the trademarks used in our business, including our marks Rocky, Georgia Boot, Durango and Lehigh. In addition, we license trademarks, including Dickies, Gore-Tex, Mossy Oak, Michelin and Zumfoot, in order to market our products. We have an exclusive license through December 31, 2010 to use the Dickies brand for footwear in our target markets. Our license with Dickies may be terminated by Dickies prior to December 31, 2010 if we do not achieve certain minimum net shipments in a particular year. While we have an active program to protect our intellectual property by filing for patents and trademarks, we do not believe that our overall business is materially dependent on any individual patent or trademark. We are not aware of any infringement of our intellectual property rights or that we are infringing any intellectual property rights owned by third parties. Moreover, we are not aware of any material conflicts concerning our trademarks or our use of trademarks owned by others.

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

Employees

At December 31, 2008, we had approximately 1,650 employees. Approximately 1,025 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees are represented by a union. We believe our relations with our employees are good.

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

ROCKY BRANDS, INC.	11

ITEM 1A.	RISK FACTORS.

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

12	ROCKY BRANDS, INC.

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

ROCKY BRANDS, INC.	13

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

Our credit facility and term loan agreements require us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition. As of December 31, 2008, we were in compliance with all financial restrictive covenants.

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

14	ROCKY BRANDS, INC.

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

We rely on distribution centers in Logan and Columbus, Ohio, San Bernardino, California and Waterloo, Ontario, Canada, and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers.

We rely on distribution centers located in Logan and Columbus, Ohio, San Bernardino, California and Waterloo, Ontario, Canada. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage a portion of our inventory or impair our ability to use our distribution center as a docking location for merchandise. Either of these occurrences could impair our ability to adequately supply our retailers and harm our operating results.

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

We own U.S. registrations for a number of our trademarks, trade names and designs, including such marks as Rocky, Georgia Boot, Durango and Lehigh. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks. Over time, we have increased distribution of our goods in several foreign countries. Accordingly, we have applied for trademark registrations in a number of these countries. We intend to enforce our trademarks and trade names against unauthorized use by third parties.

ROCKY BRANDS, INC.	15

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

We own, subject to a mortgage, our 25,000 square foot executive offices that are located in Nelsonville, Ohio which are utilized by all segments. We also own, subject to a mortgage, our 192,000 square foot finished goods distribution facility near Logan, Ohio which is utilized by the wholesale segment. We own outright our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our retail segment. We lease two manufacturing facilities in Puerto Rico consisting

16	ROCKY BRANDS, INC.

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

Market Information

Our common stock trades on the NASDAQ National Market under the symbol “RCKY.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Quarter Ended	High	Low

March 31, 2007	$17.11	$10.68
June 30, 2007	$18.75	$11.06
September 30, 2007	$19.23	$8.40
December 31, 2007	$10.70	$6.01
March 31, 2008	$7.11	$4.80
June 30, 2008	$6.00	$4.61
September 30, 2008	$6.15	$2.82
December 31, 2008	$4.39	$2.25

On February 26, 2009, the last reported sales price of our common stock on the NASDAQ National Market was $3.01 per share. As of February 26, 2009, there were 93 shareholders of record of our common stock.

We presently intend to retain our earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings and financial condition, our need for funds and other factors. Presently, our credit facility restricts the payment of dividends on our common stock. At December 31, 2008, we had no retained earnings available for distribution.

ROCKY BRANDS, INC.	17

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2003, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rocky Brands, Inc., The NASDAQ Composite Index
And The S&P Footwear Index

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

18	ROCKY BRANDS, INC.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Five Year Financial Summary
	12/31/08	12/31/07	12/31/06	12/31/05	12/31/04
	(In thousands, except for per share data)

Income Statement Data
Net sales	$259,538	$275,267	$263,491	$296,023	$132,249
Gross margin (% of sales)	39.4%	39.2%	41.5%	37.6%	29.2%
Net income (loss)	$1,167	$(23,105)	$4,819	$13,014	$8,594
Per Share
Net (loss) income
Basic	$0.21	$(4.22)	$0.89	$2.48	$1.89
Diluted	$0.21	$(4.22)	$0.86	$2.33	$1.74
Weighted average number of common shares outstanding
Basic	5,509	5,476	5,392	5,258	4,557
Diluted	5,513	5,476	5,578	5,585	4,954
Balance Sheet Data
Inventories	$70,302	$75,404	$77,949	$75,387	$32,959
Total assets	$196,862	$216,724	$246,356	$236,134	$96,706
Working capital	$124,586	$135,318	$135,569	$119,278	$55,612
Long-term debt, less current maturities	$87,259	$103,220	$103,203	$98,972	$10,045
Stockholders’ equity	$80,950	$81,725	$104,128	$99,093	$71,371

The 2008, 2007, 2006 and 2005 financial data reflects the acquisition of the EJ Footwear group. The 2008, 2007 and 2006 financial data reflects non-cash intangible impairment charges of $3.0 million, $23.5 million and $0.5 million, net of tax benefits, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2008, and our capital resources and liquidity as of December 31, 2008 and 2007. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

ROCKY BRANDS, INC.	19

caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of the Company.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten-thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh Safety Shoes mobile and retail stores (including a fleet of trucks, supported by small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.

2008 OVERVIEW

Highlights of our 2008 financial performance include the following:

•	Net sales, led by a decrease of approximately $15.3 million in wholesale sales, decreased to $259.5 million from $275.3 million in 2007.

•	Our gross margin decreased to $102.2 million from $108.0 million the prior year. Gross margin was 39.4% versus 39.2% in 2007, primarily due to the 180 basis point increase in gross margin on wholesale sales, which was partially offset by a 70 basis point decrease in gross margin on retail sales and a decrease in gross margin on military sales.

•	Our operating expenses decreased $28.9 million to $92.4 million from $121.3 million compared to the prior year. Included in operating expenses are additional non-cash intangible impairment charges of $4.9 million and $24.9 million for 2008 and 2007, respectively, relating to carrying value of trademarks and goodwill, respectively. SG&A expenses decreased $8.9 million to $87.5 million, or 33.7% of net sales in 2008 compared to $96.4 million, or 35.0% of net sales for 2007.

•	Net income increased to $1.2 million including a $3.0 million non-cash intangible impairment charge, net of tax benefits, compared to a loss of $23.1 million, including a $23.5 million non-cash intangible impairment charge, net of tax benefits, for the prior year. Diluted earnings per common share increased to $0.21 versus a loss of $4.22 per diluted share, including a $0.54 and $4.30 per diluted share non-cash intangible impairment charge in 2008 and 2007, respectively.

•	Total debt minus cash, cash equivalents was $83.4 million or 49.5% of total capitalization at December 31, 2008 compared to $97.0 million or 52.3% of total capitalization at year-end 2007. Total debt decreased $15.8 million to $87.7 million or 52.0% of total capitalization at December 31, 2008 compared to $103.5 million or 55.9% of total capitalization at December 31, 2007.

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

20	ROCKY BRANDS, INC.

PERCENTAGE OF NET SALES

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	60.8%	58.5%

Gross margin	39.4%	39.2%	41.5%
SG&A expense	33.7%	35.0%	34.0%
Non-cash intangible impairment charges	1.9%	9.0%	0.3%

Income (loss) from operations	3.8%	(4.8)%	7.2%

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net sales.  Net sales decreased 5.7% to $259.5 million for 2008 compared to $275.3 million the prior year. Wholesale sales decreased $15.3 million to $187.3 million for 2008 compared to $202.6 million for 2007. The $15.3 million decrease in wholesale sales is primarily attributable to a supply chain disruption for our western footwear category combined with sales decreases in our outdoor footwear categories resulting from current economic conditions. Retail sales were $65.8 million in 2008 compared to $70.7 million for 2007. The $4.9 million decrease in retail sales results from customer decisions to close plants, reduce headcount and defer safety shoe purchases as a result of current economic conditions. Military segment sales, which occur from time to time, were $6.4 million for 2008 compared to $2.0 million in 2007. Shipments in 2008 were under the $6.4 million contract issued in July 2007 and the $5.0 million contract issued in January 2008. Average list prices for our footwear, apparel and accessories were similar in 2008 compared to 2007.

Gross margin.  Gross margin decreased to $102.2 million or 39.4% of net sales for 2008 compared to $108.0 million or 39.2% of net sales for the prior year. Wholesale gross margin for 2008 was $68.5 million, or 36.6% of net sales, compared to $70.4 million, or 34.8% of net sales in 2007. The 180 basis point increase reflects an increase in sales price per unit, as well as a decrease in manufacturing costs resulting from increased operating efficiencies at our manufacturing facilities. Retail gross margin for 2008 was $33.2 million, or 50.4% of net sales, compared to $36.1 million, or 51.1% of net sales, in 2007. The 70 basis point decrease is primarily the result of increased costs to purchase products. Military gross margin in 2008 was $0.6 million, or 9.1% of net sales, compared to $1.4 million, or 72.9% of net sales in 2007. The decrease in basis points reflects the $1.2 million settlement in 2007 of a previously cancelled military contract.

SG&A expenses.  SG&A expenses were $87.5 million, or 33.7% of net sales in 2008 compared to $96.4 million, or 35.0% of net sales for 2007. The net change primarily reflects decreases in salaries and commissions of $5.7 million, professional fees of $1.6 million and freight and handling of $1.5.

Non-cash intangible impairment charges.  As a result of our annual evaluation of intangible assets, in 2008 we recognized impairment losses on the carrying values of the Lehigh and Gates trademarks of $4.0 million and $0.9 million, respectively. We recognized tax benefits relating to the Lehigh and Gates trademark impairments of $1.6 million and $0.3 million, respectively. We estimated fair value based on projections of the future cash flows for each of the trademarks. We then compared the carrying value for each trademark to its estimated fair value. Since the fair value of the trademark was less than its carrying value, we recognized the reductions in fair value as non-cash intangible impairment charges in our 2008 operating expenses. In 2007, we recognized an impairment loss on the carrying value of goodwill in the amount of $24.9 million. Because the trading value of our shares indicated a level of equity market capitalization below our book value at the time of the annual impairment test, there was indication that our goodwill could be impaired. In performing the first step of the impairment test, we valued the wholesale segment, for which all the goodwill applied, based on the guideline company method. The companies we selected are publicly traded wholesale competitors who manufacture shoes and apparel. While the selected companies may differ from the wholesale division in terms of the specific products they provide, they have similar

ROCKY BRANDS, INC.	21

financial risks and operating performance and reflect current economic conditions for the footwear and apparel industry in general. As a result of this analysis, it was determined that an indication of impairment did exist and the results of the second step of the impairment test resulted in an impairment of $24.9 million or $23.5 million, net of tax benefit to our goodwill.

Interest expense.  Interest expense was $9.3 million in 2008, compared to $11.6 million for the prior year. A reduction in our average borrowings combined with reductions in Prime and LIBOR interest rates during 2008 resulted in a decrease of $2.3 million in interest expense for 2008. Interest expense for 2007 includes $0.8 million of deferred financing costs.

Income taxes.  Income tax benefit was $0.6 million in 2008, compared to $1.4 million for the same period a year ago. We recognized a $1.9 million and $1.3 million benefit relating to the non-cash intangible impairment charge of $4.9 million and $24.9 million in 2008 and 2007, respectively. In 2008, we recognized a $0.6 million reduction in income tax expense related to the filing of the 2007 Federal income tax return and a $0.1 million reduction in income tax expense related to an adjustment of state deferred tax liabilities. In 2007, we recognized a $0.3 million benefit relating to a prior year state income tax refund.

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

Gross margin.  Gross margin decreased to $108.0 million or 39.2% of net sales for 2007 compared to $109.3 million or 41.5% of net sales for the prior year. The decrease in basis points is primarily attributable to a reduction in margin for wholesale sales offset by an increase in margin relating to the $1.2 million settlement of a previously cancelled military contract. Wholesale gross margin for 2007 was $70.4 million, or 34.8% of net sales, compared to $79.0 million, or 38.9% of net sales in 2006. The 410 basis point decrease reflects a decrease in sales price per unit for competitive reasons, as well as an increase in manufacturing costs from both our company operated facilities and third party manufacturers and an increase in sales of discontinued products at lower margins. Retail gross margin for 2007 was $36.1 million, or 51.1% of net sales, compared to $30.2 million, or 51.0% of net sales, in 2006. Military gross margin in 2007 was $1.4 million, or 72.9% of net sales, compared to $0.1 million, or 9.5% of net sales in 2006. The increase in basis points reflects the $1.2 million settlement of a previously cancelled military contract.

SG&A expenses.  SG&A expenses were $96.4 million, or 35.0% of net sales in 2007 compared to $89.6 million, or 34.0% of net sales for 2006. The net change primarily reflects increases in salaries and commissions of $3.1 million, bad debt and collection expense of $1.1 million, professional fees of $0.9 million, telecommunication expense of $0.7 million, vehicle expenses of $0.6 million, rents of $0.5 million, repairs and maintenance of $0.6 million, show expenses of $0.4 million and freight and handling of $0.3 million, offset by a decrease in benefits of $0.6 million and advertising expense of $1.5 million. SG&A expenses for 2006 include a gain on the sale of a company-owned property of $0.7 million and pension expense of $0.4 million relating to the pension curtailment relating to the freezing of the non-union pension plan in 2006.

Non-cash intangible impairment charges.  As a result of our annual evaluation of intangible assets, under the terms and provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we recognized an impairment loss on the carrying value of goodwill in the amount of $24.9 million in 2007. Because the trading value of our shares indicated a level of equity market capitalization below our book value at the time of the annual impairment test, there was indication that our goodwill could be impaired. In performing the first step of the impairment test, the company valued the wholesale segment, for which all the goodwill applied, based on the guideline company method. The companies we selected are

22	ROCKY BRANDS, INC.

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

Over the last several years our principal uses of cash have been for our acquisition of EJ Footwear as well as for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital decreased to $124.6 million at December 31, 2008, compared to $135.3 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $4.8 million for 2008 and $5.8 million in 2007. Capital expenditures for 2009 are anticipated to be approximately $5.0 million.

In conjunction with the completion of our 2005 acquisition of EJ Footwear, we entered into agreements with GMAC Commercial Finance (“GMAC”), and with American Capital Financial Services, Inc., as agent, and American Capital Strategies, Ltd., as lender (collectively, “ACAS”), for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear. Under the terms of the agreements, the interest rates and repayment terms were: (1) a five-year $100 million revolving credit facility with GMAC with an interest rate of LIBOR plus 2.5% or prime plus 1.0% at our option (weighted average of 8.31% at December 31, 2006); (2) an $18 million term loan with GMAC with an interest rate of LIBOR plus 3.25% or prime plus 1.75% at our option (weighted average of 9% at December 31, 2006), payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with ACAS with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility was subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.

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

ROCKY BRANDS, INC.	23

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

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2008, we had $44.7 million in borrowings under this facility and total capacity of $64.4 million. Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. At December 31, 2008, we had no retained earnings available for dividends. As of December 31, 2008, we were in compliance with these restrictive covenants.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities. Based on our expected borrowings for 2009, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.7 million in income before income taxes and cash flows. The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

Cash Flows

Cash Flow Summary	2008	2007	2006
	($ in millions)

Cash provided by (used in):
Operating activities	$18.3	$16.5	$0.7
Investing activities	(4.8)	(5.7)	(3.9)
Financing activities	(15.7)	(8.0)	5.3

Net change in cash and cash equivalents	$(2.2)	$2.8	$2.1

Operating Activities.  Net cash provided by operating activities totaled $18.3 million for Fiscal 2008, compared to $16.5 million for Fiscal 2007, and $0.7 million for Fiscal 2006. The principal sources of net cash in 2008 included decreases of $5.1 million in accounts receivable, $5.1 million in inventory and $0.6 million in income taxes receivable offset by decreases of $2.1 million in accounts payable and $1.0 million in accrued and other liabilities. The principal sources of net cash in 2007 included decreases of $2.5 million in inventory and $2.9 million in income taxes receivable combined with increases of $2.1 million in accounts payable and $1.7 million in accrued and other liabilities. The principal uses of net cash in 2006 included a $2.2 million increase in accounts receivable-trade related to wholesale sales growth in the fourth quarter, a $2.6 million increase in inventories to support anticipated sales growth in the first quarter of 2007, a $2.3 million increase in income tax receivable and a $2.9 million decrease in accounts payable during 2006.

Investing Activities.  Net cash used in investing activities was $4.8 million in Fiscal 2008 compared to $5.7 million in Fiscal 2007 and $3.9 million in Fiscal 2006. The principal use of cash in 2008 and 2007 was for the purchase of molds and equipment associated with our manufacturing operations and for information technology software and system upgrades. The principal use of cash in 2006 was capital expenditures relating to our corporate

24	ROCKY BRANDS, INC.

offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities.  Cash used by financing activities during 2008 was $15.7 million compared to $8.0 million in 2007 and cash provided by financing activities of $5.3 million in 2006. Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity. The Company’s financing activities during 2008 included cash proceeds from the issuance of debt of $0.4 million and repayments on long term debt of $0.4 million. The Company’s financing activities during 2007 included cash proceeds from the issuance of debt of $40 million and proceeds from the exercise of stock options and related tax benefits of $0.4 million and repayments on long term debt of $32.8 million. The Company’s financing activities during 2006 included cash proceeds from the issuance of debt of $30.1 million and proceeds from the exercise of stock options and related tax benefits of $0.8 million, offset by debt repayments of $25.0 million and debt financing costs of $0.6 million.

Borrowings and External Sources of Funds

Our borrowings and external sources of funds were as follows at December 31, 2008 and 2007:

	December 31
	2008	2007
	($ in millions)

Revolving credit facility	$44.8	$60.5
Term loans	40.0	40.0
Real estate obligations	2.7	3.0
Other	0.3	—

Total debt	87.8	103.5
Less current maturities	0.5	0.3

Net long-term debt	$87.3	$103.2

Our real estate obligations were $2.7 million at December 31, 2008. The mortgage financing, completed in 2000, includes two of our facilities, with monthly payments of approximately $0.1 million through 2014.

We lease certain machinery, trucks, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $2.4 million, $0.8 million, $0.6 million and $0.1 million for years 2009 through 2012, respectively, and $0.1 million for 2013, or approximately $4.0 million in total.

We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. We have entered into negotiations to extend the term of our revolving credit facility with GMAC which expires in January 2010.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2008 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in

ROCKY BRANDS, INC.	25

our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2008:

	Payments Due by Year
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	$ millions

Long-term debt	$87.8	$0.5	$45.8	$40.9	$0.6
Minimum operating lease commitments	4.0	2.4	1.4	0.2	—
Minimum royalty commitments	10.0	1.6	4.1	4.3	—
Expected cash requirements for interest(1)	20.2	7.3	10.3	2.6	—

Total contractual obligations	$122.0	$11.8	$61.6	$48.0	$0.6

(1)	Assumes the following interest rates which are consistent with rates as of December 31, 2008: (1) 5.0% on the $100 million revolving credit facility; (2) 11.5% on the $40 million five-year term loan; and (3) 8.275% on the $2.7 million mortgage loans.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2008, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2008 due to these factors. It is anticipated that inflationary pressures during 2009 will be offset through decreases in the cost of sourcing our inventory. We expect these reductions to be generated by price reductions with our suppliers resulting from the competitive pressures which they are currently experiencing as a result of the current global economic conditions. Our suppliers are experiencing increased competition from other suppliers as a result of the underutilization of their available manufacturing capacity.

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

26	ROCKY BRANDS, INC.

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

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 5.7% and 4.9% of sales for 2008 and 2007, respectively.

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

ROCKY BRANDS, INC.	27

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

Pension benefits

Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover and discount rates. These assumptions are reviewed annually. See Note 9, “Retirement Plans,” to the consolidated financial statements for information on our plan and the assumptions used.

Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of December each year. The funded status of our plan and reconciliation of accrued pension cost is determined annually as of December 31. Actual results would be different using other assumptions. On December 31, 2005 we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. As a result of freezing the plan, we recognized a charge of approximately $0.4 million in the first quarter of 2006 for previously unrecognized service costs. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. At December 31, 2008, approximately $12.5 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers implementation of SFAS 157 for certain non-financial assets and non-financial liabilities. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there will not be a material impact on our consolidated financial statements. The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009. We do not anticipate the adoption will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an Amendment of FASB Statements 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158, requires an employer to recognize in its statement of financial position the funded status of its defined

28	ROCKY BRANDS, INC.

benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 as of December 31, 2006 resulted in a write-down of our pension asset by $1.6 million, increased accumulated other comprehensive loss by $1.0 million, and decreased deferred income tax liabilities by $0.6 million. SFAS 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates previously permissible. The new measurement date requirement is effective for fiscal years ending after December 15, 2008. As a result, we have changed our measurement date to December 31 and recognized the pension expense related to the period October 1, 2007 through December 31, 2007 as an adjustment to beginning retained earnings and accumulated other comprehensive loss. As a result of the change in measurement date, we recognized the increase in the under-funded status of the defined benefit pension plan between September 30, 2007 and December 31, 2007 of $846,071, as well as the corresponding increase in accumulated other comprehensive loss of $526,850 and related decrease in our deferred tax liability of $296,125. The increase in accumulated other comprehensive loss of $526,850 has been recognized as an adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. We also recognized the net pension expense of $23,095 relating to the period October 1, 2007 through December 31, 2007 as a reduction of the opening balance of retained earnings as of January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for annual periods in fiscal years beginning after November 15, 2007. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event we elect the fair value option promulgated by this standard, the valuations of certain assets and liabilities may be impacted. The statement is applied prospectively upon adoption. The adoption of the provisions of SFAS 159 did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards that address: the ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and non-controlling interest; changes in the parent’s ownership interest; and any retained non-controlling equity investment in a deconsolidated subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS 160 is prohibited. We do not anticipate the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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

ROCKY BRANDS, INC.	29

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires enhanced disclosures about plan assets currently required by SFAS No. 132, as revised, Employer’s Disclosures about Pensions and Other Postretirement Benefits. FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and early adoption is permitted. We are currently assessing the potential impact of the adoption of FSP FAS 132(R)-1 on our consolidated financial statement disclosures.

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

Our primary market risk results from fluctuations in interest rates. We are also exposed to changes in the price of commodities used in our manufacturing operations. However, commodity price risk related to the Company’s current commodities is not material as price changes in commodities can generally be passed along to the customer. We do not hold any material market risk sensitive instruments for trading purposes.

The following item is market rate sensitive for interest rates for the Company: (1) long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2008 of $44.7 million.

In conjunction with the completion of our 2005 acquisition of EJ Footwear, we entered into agreements with GMAC, and with American Capital Financial Services, Inc., as agent, and ACAS, as lender, for credit facilities totaling $148 million. The credit facilities were used to fund the acquisition of EJ Footwear. Under the terms of the agreements, the interest rates and repayment terms were: (1) a five-year $100 million revolving credit facility with GMAC with an interest rate of LIBOR plus 2.5% or prime plus 1.0% at our option (weighted average of 8.31% at December 31, 2006); (2) an $18 million term loan with GMAC with an interest rate of LIBOR plus 3.25% or prime plus 1.75% at our option (weighted average of 9% at December 31, 2006), payable in equal quarterly installments over three years beginning in 2005; and (3) a $30 million term loan with ACAS with an interest rate of LIBOR plus 8.0%, payable in equal installments from 2008 through 2011. The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.

30	ROCKY BRANDS, INC.

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

We have entered into negotiations to extend the term of our revolving credit facility with GMAC which expires in January 2010.

Based on our expected borrowings for 2009, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.7 million in income before income taxes and cash flows. The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

We do not have any interest rate management agreements as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2008, 2007, and 2006, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-28 hereof and are incorporated herein by reference.

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

ROCKY BRANDS, INC.	31

financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included on the following page.

32	ROCKY BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rocky Brands, Inc.:

We have audited Rocky Brands, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rocky Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of Rocky Brands, Inc., and our report dated March 3, 2009 expressed an unqualified opinion.

/s/  Schneider Downs & Co., Inc.
Columbus, Ohio
March 3, 2009

ROCKY BRANDS, INC.	33

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 18, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

The information required by this item is included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in the Company’s Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is included under the caption “PRINCIPAL HOLDERS OF VOTING SECURITIES — OWNERSHIP OF COMMON STOCK BY MANAGEMENT,” “- OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS,” and “EQUITY COMPENSATION PLAN INFORMATION,” in the Company’s Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION COMPENSATION COMMITTEE” and INTERLOCKS AND INSIDER PARTICIPATION/RELATED PARTY TRANSACTIONS” in the Company’s Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is included under the caption “REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS” in the Company’s Proxy Statement, and is incorporated herein by reference.

34	ROCKY BRANDS, INC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Reports of Independent Registered Public Accounting Firms	F-1 — F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3 — F-4
Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006	F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	F-7
Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006	F-8 — F-28

(2) The following financial statement schedule for the years ended December 31, 2008, 2007, and 2006 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

Schedule II — Consolidated Valuation and Qualifying Accounts. Reports of Independent Registered Public Accounting Firms on Financial Statement Schedule.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits:

Exhibit
Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006).
3.2	Amendment to Company’s Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006).
3.3	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the “Registration Statement”)).
4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).
4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company’s Amended and Restated Articles of Incorporation (see Exhibit 3.1).
4.3	Articles I and II of the Company’s Code of Regulations (see Exhibit 3.3).
10.1	Form of Employment Agreement, dated July 1, 1995, for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the “1995 Form 10-K”)).
10.2	Information concerning Employment Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit 10.2 to the 1995 Form 10-K).

ROCKY BRANDS, INC.	35

Exhibit
Number	Description

10.3	Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).
10.4	Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.4 to the Registration Statement).
10.5	Indemnification Agreement, dated December 21, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).
10.6	Information concerning Indemnification Agreements substantially similar to Exhibit 10.7. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.7	Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.8	Company’s Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-8, registration number 333-67357).
10.9	Form of Stock Option Agreement under the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).
10.10	Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.11	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,050,000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 30, 2000 Form 10-Q”)).
10.12	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,500,000 (incorporated by reference to Exhibit 10.2 to the June 30, 2000 Form 10-Q).
10.13	Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $3,750,000 (incorporated by reference to Exhibit 10.3 to the June 30, 2000 Form 10-Q).
10.14	Company’s Second Amended and Restated 1995 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders held on May 15, 2002, filed on April 15, 2002).
10.15	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).
10.16	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.17	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.18	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).
10.19	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

36	ROCKY BRANDS, INC.

Exhibit
Number	Description

10.20	Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, and GMAC Commercial Finance LLC, as Agent and as Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 6, 2005, filed with the Securities and Exchange Commission on January 12, 2005).
10.21	Note Purchase Agreement, dated as of January 6, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Georgia Boot Properties LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, and Lehigh Safety Shoe Properties LLC, as Loan Parties, American Capital Financial Services, Inc., as Agent, and American Capital Strategies, Ltd., as Purchaser (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 6, 2005, filed with the Securities and Exchange Commission on January 12, 2005).
10.22	Amendment No. 1 to Loan and Security Agreement and Consent, dated as of January 19, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, Bank of America, N.A., as syndication agent and Royal Bank of Scotland PLC, as documentation agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 19, 2005, filed with the Securities and Exchange Commission on January 21, 2005).
10.23	Executive Employment Agreement, dated as of December 1, 2004, between Georgia Boot LLC and Thomas R. Morrison (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.24	Amendment No. 2 to Loan and Security Agreement and Consent, dated as of September 12, 2005, by and among Rocky Shoes & Boots, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.25	Amendment No. 3 to Loan and Security Agreement, dated as of June 28, 2006 , by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2006, filed with the Securities and Exchange Commission on July 5, 2006).
10.26	First Amendment to Note Purchase Agreement, dated as of January 28, 2006, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as the Loan Parties, the purchasers party thereto (each a “Purchaser” and collectively, the “Purchaser”), and American Capital Financial Services, Inc., as administrative and collateral agent for the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 28, 2006, filed with the Securities and Exchange Commission on July 5, 2006).

ROCKY BRANDS, INC.	37

Exhibit
Number	Description

10.27	Amendment No. 4 to Loan and Security Agreement and Waiver, dated as of November 8, 2006 , by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as Borrowers, and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 13, 2006).
10.28	Second Amendment to Note Purchase Agreement and Waiver, dated as of November 8, 2006, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., EJ Footwear LLC, HM Lehigh Safety Shoe Co. LLC, Georgia Boot LLC, Durango Boot Company LLC, Northlake Boot Company LLC, Lehigh Safety Shoe Co. LLC, Georgia Boot Properties LLC, and Lehigh Safety Shoe Properties LLC, as the Loan Parties, the purchasers party thereto (each a “Purchaser” and collectively, the “Purchaser”), and American Capital Financial Services, Inc., as administrative and collateral agent for the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed with the Securities and Exchange Commission on November 13, 2006).
10.29	Description of the Material Terms of Rocky Brands, Inc.’s Bonus Plan for the Fiscal Year Ending December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 14, 2007, filed with the Securities and Exchange Commission on December 20, 2007).
10.30	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2008, filed with the Securities and Exchange Commission on December 18, 2008).
10.31	Amendment No. 5 to Loan and Security Agreement and Waiver, dated as of January 1, 2007, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.32	Note Purchase Agreement, dated as of May 25, 2007, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as the Loan Parties, the purchasers party thereto (each a “Purchaser” and collectively, the “Purchasers”), and Laminar Direct Capital L.P., as collateral agent for the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K dated May 25, 2007, filed with the Securities and Exchange Commission on May 30, 2007).
10.33	Amended and Restated Loan and Security Agreement, dated as of May 25, 2007, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, the financial institutions party thereto (each a “Lender” and collectively, the “Lenders”), and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K dated May 25, 2007, filed with the Securities and Exchange Commission on May 30, 2007).
10.34*	Amended and Restated Employment Agreement with Mike Brooks, dated December 22, 2008.
10.35*	Amendment to the Rocky Brands, Inc. Agreement with J. Michael Brooks (dated April 16, 1985), dated December 22, 2008.
10.36*	First Amendment to the Rocky Brands, Inc. 2004 Stock Incentive Plan, dated December 30, 2008.
16	Letter of Deloitte & Touche LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report of Form 8-K dated August 1, 2007, filed with the Securities and Exchange Commission on August 6, 2007).
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006).
23.1*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.
23.2*	Independent Registered Public Accounting Firm’s Consent of Deloitte & Touche LLP.

38	ROCKY BRANDS, INC.

Exhibit
Number	Description

24*	Powers of Attorney.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
99.1*	Independent Registered Public Accounting Firm’s Report of Schneider Downs & Co., Inc. on Schedules.
99.2*	Independent Registered Public Accounting Firm’s Report of Deloitte & Touche LLP on Schedules.
99.3*	Financial Statement Schedule.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

ROCKY BRANDS, INC.	39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

By:	/s/ James E. McDonald
James E. McDonald,
Executive Vice President and Chief Financial Officer

Date: March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date

/s/ Mike Brooks Mike Brooks		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009

/s/ James E. McDonald James E. McDonald		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2009

*Curtis A. Loveland Curtis A. Loveland		Secretary and Director	March 3, 2009

*J. Patrick Campbell J. Patrick Campbell		Director	March 3, 2009

*Glenn E. Corlett Glenn E. Corlett		Director	March 3, 2009

*Michael L. Finn Michael L. Finn		Director	March 3, 2009

*G. Courtney Haning G. Courtney Haning		Director	March 3, 2009

*Harley E. Rouda Harley E. Rouda		Director	March 3, 2009

*James L. Stewart James L. Stewart		Director	March 3, 2009

*By:	/s/ Mike Brooks Mike Brooks, Attorney-in-Fact

40	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

ROCKY BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rocky Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Brands, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2009 expressed an unqualified opinion.

/s/  Schneider Downs & Co., Inc.
Columbus, Ohio
March 3, 2009

ROCKY BRANDS, INC.	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rocky Brands, Inc.:

We have audited the accompanying consolidated statement of operations, shareholders’ equity, and cash flows of Rocky Brands, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed the manner in which it records the funded status of its defined benefit pension effective December 31, 2006.

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 14, 2007

F-2	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

CURRENT ASSETS:

Cash and cash equivalents	$4,311,313	$6,537,884

Trade receivables — net	60,133,493	65,931,092

Other receivables	1,394,235	674,707

Inventories	70,302,174	75,403,664

Deferred income taxes	2,167,966	1,952,536

Income tax receivable	75,481	719,945

Prepaid expenses	1,455,158	1,926,701

Total current assets	139,839,820	153,146,529

FIXED ASSETS — net	23,549,319	24,484,050

IDENTIFIED INTANGIBLES	31,020,478	36,509,690

OTHER ASSETS	2,452,501	2,584,258

TOTAL ASSETS	$196,862,118	$216,724,527

See notes to consolidated financial statements

ROCKY BRANDS, INC.	F-3

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

CURRENT LIABILITIES:

Accounts payable	$9,869,948	$11,908,902

Current maturities — long term debt	480,723	324,648

Accrued expenses:

Salaries and wages	480,500	751,134

Co-op advertising	636,408	840,818

Interest	451,434	487,446

Taxes — other	641,670	516,038

Commissions	387,242	717,564

Other	2,306,105	2,624,121

Total current liabilities	15,254,030	18,170,671

LONG TERM DEBT-less current maturities	87,258,939	103,220,384

DEFERRED LIABILITIES:

Deferred income taxes	9,438,921	13,247,953

Pension liability	3,743,552	125,724

Other deferred liabilities	216,920	235,204

TOTAL LIABILITIES	115,912,362	134,999,936

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, Series A, no par value, $.06 stated value; none outstanding	—	—

Common stock, no par value; 25,000,000 shares authorized; outstanding; 2008 — 5,516,898 and 2007 — 5,488,293; and additional paid-in capital	54,250,064	53,997,960

Accumulated other comprehensive loss	(3,222,215)	(1,051,232)

Retained earnings	29,921,907	28,777,863

Total shareholders’ equity	80,949,756	81,724,591

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$196,862,118	$216,724,527

See notes to consolidated financial statements.

F-4	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006

NET SALES	$259,538,145	$275,266,811	$263,491,380

COST OF GOODS SOLD	157,294,936	167,272,735	154,173,994

GROSS MARGIN	102,243,209	107,994,076	109,317,386

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	87,496,049	96,409,467	89,624,072

NON-CASH INTANGIBLE IMPAIRMENT CHARGES	4,862,514	24,874,368	762,000

Total operating expenses	92,358,563	121,283,835	90,386,072

INCOME (LOSS) FROM OPERATIONS	9,884,646	(13,289,759)	18,931,314

OTHER INCOME AND (EXPENSES):

Interest expense	(9,318,454)	(11,643,870)	(11,567,842)

Other — net	(26,718)	389,519	242,059

Total other — net	(9,345,172)	(11,254,351)	(11,325,783)

INCOME (LOSS) BEFORE INCOME TAXES	539,474	(24,544,110)	7,605,531

INCOME TAX (BENEFIT) EXPENSE	(627,665)	(1,439,582)	2,786,249

NET INCOME (LOSS)	$1,167,139	$(23,104,528)	$4,819,282

NET INCOME (LOSS) PER SHARE

Basic	$0.21	$(4.22)	$0.89

Diluted	$0.21	$(4.22)	$0.86

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	5,508,614	5,476,281	5,392,390

Diluted	5,513,430	5,476,281	5,578,176

See notes to consolidated financial statements

ROCKY BRANDS, INC.	F-5

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders’
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE — December 31, 2005	5,351,023	$52,030,013	$—	$47,063,109	$99,093,122
YEAR ENDED DECEMBER 31, 2006
Net income				4,819,282	4,819,282

Comprehensive income					4,819,282
Adoption of FAS 158, net of tax benefit of $583,298			(993,182)		(993,182)
Stock compensation expense		391,674			391,674
Stock issued and options exercised including related tax benefits	66,175	817,154			817,154

BALANCE — December 31, 2006	5,417,198	$53,238,841	$(993,182)	$51,882,391	$104,128,050

YEAR ENDED DECEMBER 31, 2007
Net loss				(23,104,528)	(23,104,528)
Change in pension liability, net of tax benefit of $32,682			(58,050)		(58,050)

Comprehensive loss					(23,162,578)
Stock compensation expense	7,595	340,479			340,479
Stock issued and options exercised including related tax benefits	63,500	418,640			418,640

BALANCE — December 31, 2007	5,488,293	$53,997,960	$(1,051,232)	$28,777,863	$81,724,591

YEAR ENDED DECEMBER 31, 2008
Adoption of SFAS 158 change in measursement date, net of tax benefit of $296,125			(526,850)	(23,095)	(549,945)
Net income				1,167,139	1,167,139
Change in pension liability, net of tax benefit of $979,187			(1,644,133)		(1,644,133)

Comprehensive loss					(1,026,939)
Stock compensation expense		219,166			219,166
Stock issued and options exercised including related tax benefits	28,605	32,938			32,938

BALANCE — December 31, 2008	5,516,898	$54,250,064	$(3,222,215)	$29,921,907	$80,949,756

F-6	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$1,167,139	$(23,104,528)	$4,819,282
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,430,910	5,761,976	5,270,307
Deferred income taxes	(2,772,194)	(1,778,154)	345,350
Deferred compensation and pension	130,153	(84,821)	292,541
(Gain) loss on disposal of fixed assets	(24,930)	43,632	(557,938)
Stock compensation expense	219,167	340,479	391,674
Intangible impairment charge	4,862,514	24,874,368	762,000
Write off of deferred financing costs for repayment	—	811,582	382,144
Change in assets and liabilities:
Receivables	5,078,071	(186,775)	(2,216,274)
Inventories	5,101,490	2,545,312	(2,562,244)
Income tax receivable	644,464	2,912,863	(2,285,988)
Other current assets	794,806	(645,616)	(83,850)
Other assets	(168,462)	1,164,845	645,211
Accounts payable	(2,095,531)	2,062,628	(2,931,106)
Accrued and other liabilities	(1,033,762)	1,740,839	(1,580,592)

Net cash provided by operating activities	18,333,835	16,458,630	690,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,810,370)	(5,842,107)	(5,626,803)
Proceeds from sales of fixed assets	61,885	250,002	1,853,336
Investment in trademarks and patents	(39,490)	(68,295)	(120,606)

Net cash used in investing activities	(4,787,975)	(5,660,400)	(3,894,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	250,144,347	273,823,538	269,565,766
Repayments of revolving credit facility	(265,953,951)	(287,973,509)	(254,437,280)
Proceeds from long-term debt	407,243	40,000,000	15,000,000
Repayments of long-term debt	(403,008)	(32,796,578)	(25,009,511)
Debt financing costs	—	(1,463,690)	(610,000)
Proceeds from exercise of stock options	32,938	372,275	411,604
Tax benefit related to stock options	—	46,365	405,550

Net cash (used in) provided by financing activities	(15,772,431)	(7,991,599)	5,326,129

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,226,571)	2,806,631	2,122,573
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	6,537,884	3,731,253	1,608,680

END OF PERIOD	$4,311,313	$6,537,884	$3,731,253

See notes to consolidated financial statements

ROCKY BRANDS, INC.	F-7

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Rocky Brands, Inc. (“Rocky.”) and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. (“Lifestyle”), Five Star Enterprises Ltd. (“Five Star”), Rocky Canada, Inc. (“Rocky Canada”), Rocky Brands Wholesale, LLC, Rocky Brands International, LLC and Rocky Brands Retail, LLC, collectively referred to as the “Company.” All inter-company transactions have been eliminated.

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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of 86 trucks, supported by 40 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer account for more than 10% of consolidated net sales in 2008, 2007 or 2006.

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

Trade Receivables — Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $2,026,000 and $974,000 at December 31, 2008 and 2007, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

Concentration of Credit Risk — We have significant transactions with a large number of customers. No customer represented 10% of trade receivables — net as of December 31, 2008 and 2007. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

F-8	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We produce a portion of our shoes and boots in our Dominican Republic operation and in our Puerto Rico operation. We are not aware of any governmental or economic restrictions that would alter these current operations.

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

Identified intangible assets — Identified intangible assets consist of indefinite lived trademarks and definite lived trademarks, patents and customer lists. Indefinite lived intangible assets are not amortized.

Annually or more frequently if events or circumstances change, a determination is made by management, in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” to ascertain whether property and equipment and certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

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

Advertising — We expense advertising costs as incurred. Advertising expense was approximately $7,005,000, $6,709,000, and $8,252,000 for 2008, 2007 and 2006, respectively.

Revenue Recognition — Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends.

Shipping and Handling Costs — In accordance with the Emerging Issues Tax Force (“EITF”) No. 00-10 “Accounting For Shipping and Handling Fees And Costs,” all shipping and handling costs billed to customers have been included in net sales. Shipping and handling costs associated with those billed to customers and included in selling, general and administrative costs totaled approximately $6,042,000, $7,173,000 and $6,518,000 in 2008, 2007 and 2006, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

ROCKY BRANDS, INC.	F-9

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Share Information — Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2008	2007	2006

Basic — weighted average shares outstanding	5,508,614	5,476,281	5,392,390
Dilutive securities — stock options	4,816	—	185,786

Diluted — weighted average shares outstanding	5,513,430	5,476,281	5,578,176

Anti-Diluted securities — stock options	404,562	472,551	251,669

Comprehensive Income (Loss) — Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) is composed of two subsets — net income (loss) and other comprehensive income (loss).

Recently Adopted Financial Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers implementation of SFAS 157 for certain non-financial assets and non-financial liabilities. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there will not be a material impact on our consolidated financial statements. The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009. The adoption of SFAS 157 in 2008 did not have a material effect on our consolidated financial statements.

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

F-10	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pension expense of $23,095 relating to the period October 1, 2007 through December 31, 2007 as a reduction of the opening balance of retained earnings as of January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for annual periods in fiscal years beginning after November 15, 2007. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event we elect the fair value option promulgated by this standard, the valuations of certain assets and liabilities may be impacted. The statement is applied prospectively upon adoption. The adoption of the provisions of SFAS 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141, “Business Combinations.” The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS 141R is prohibited. We do not anticipate the adoption of SFAS 141R will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No, 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No, 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards that address: the ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and non-controlling interest; changes in the parent’s ownership interest; and any retained non-controlling equity investment in a deconsolidated subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS 160 is prohibited. We do not anticipate the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires enhanced disclosures about plan assets

ROCKY BRANDS, INC.	F-11

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently required by SFAS No. 132, as revised, Employer’s Disclosures about Pensions and Other Postretirement Benefits. FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and early adoption is permitted. We are currently assessing the potential impact of the adoption of FSP FAS 132(R)-1 on our consolidated financial statement disclosures.

2.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2008	2007

Raw materials	$7,311,837	$6,086,118
Work-in-process	351,951	144,171
Finished goods	62,676,986	69,301,375
Reserve for obsolescence or lower of cost or market	(38,600)	(128,000)

Total	$70,302,174	$75,403,664

3.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2008	Amount	Amortization	Amount

Trademarks
Wholesale	$27,243,578	$—	$27,243,578
Retail	2,900,000	—	2,900,000
Patents	2,309,541	1,632,641	676,900
Customer Relationships	1,000,000	800,000	200,000

Total Intangibles	$33,453,119	$2,432,641	$31,020,478

	Gross	Accumulated	Carrying
December 31, 2007	Amount	Amortization	Amount

Trademarks
Wholesale	$28,272,514	$86,251	$28,186,263
Retail	6,900,000	—	6,900,000
Patents	2,276,132	1,252,705	1,023,427
Customer Relationships	1,000,000	600,000	400,000

Total Intangibles	$38,448,646	$1,938,956	$36,509,690

Amortization expense related to finite-lived intangible assets was approximately $666,000, $664,000 and $574,000 in 2008, 2007 and 2006, respectively. Such amortization expense will be approximately $581,000 for 2009, $41,000 for 2010 and $39,000 for 2011 through 2013.

The weighted average lives of patents and customer relationships are 5 years.

F-12	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We evaluated our finite and indefinite lived trademarks under the terms and provisions of SFAS 142 and SFAS 144. These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. In the fourth quarter of 2006 we recognized an impairment loss on the carrying value of the Gates trademark in the amount of $0.8 million. This charge is reflected in operating expenses under the caption, “Non-cash intangible impairment charges.” Based on the results of this evaluation, we determined the Gates trademark should be characterized as a definite lived asset that will be amortized over a useful life of twelve years. In the fourth quarter of 2008 we recognized impairment losses on the carrying values of the Lehigh and Gates trademarks in the amounts of $4.0 million and $0.9 million, respectively. We estimated fair value based on projections of the future cash flows for each of the trademarks. We then compared the carrying value for each trademark to its estimated fair value. Since the fair value of the trademark was less than its carrying value we recognized the reductions in fair value as non-cash intangible impairment charges in our 2008 operating expenses. These charges are reflected in operating expenses under the caption, “Non-cash intangible impairment charges.” The Lehigh trademark is reported under our Retail segment. The Gates trademark is reported under our Wholesale segment.

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

ROCKY BRANDS, INC.	F-13

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2008	2007

Deferred financing costs	$1,328,771	$1,954,971
Prepaid royalties	643,050	300,219
Other	480,680	329,068

Total	$2,452,501	$2,584,258

5.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2008	2007

Land	$671,035	$671,035
Buildings	17,387,532	17,134,830
Machinery and equipment	27,044,564	26,326,475
Furniture and fixtures	4,202,216	3,312,564
Lasts, dies and patterns	12,842,480	12,038,090
Construction work-in-progress	14,419	315,686

Total	62,162,246	59,798,680
Less — accumulated depreciation	(38,612,927)	(35,314,630)

Net Fixed Assets	$23,549,319	$24,484,050

We incurred approximately $5,765,000, $5,098,000 and $4,696,000 in depreciation expense for 2008, 2007 and 2006, respectively.

6.	LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31,
	2008	2007

Bank — revolving credit facility	$44,749,084	$60,558,687
Term loans	40,000,000	40,000,000
Real estate obligations	2,661,695	2,986,345
Other	328,883	—

Total	87,739,662	103,545,032
Less — current maturities	480,723	324,648

Net long-term debt	$87,258,939	$103,220,384

In 2005, we entered into agreements with GMAC Commercial Finance (“GMAC”) and with American Capital Financial Services, Inc., as agent, and American Capital Strategies, Ltd., as lender (collectively, “ACAS”), for credit

F-14	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2008, we had $44.7 million in borrowings under this facility and total capacity of $64.4 million.

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

Our credit facilities contain certain restrictive covenants, which among other things, require us to maintain a certain minimum EBITDA and certain leverage and fixed charge coverage ratios. At December 31, 2008, we had no retained earnings available for the payment of dividends. As of December 31, 2008, we were in compliance with these restrictive covenants.

We have entered into negotiations to extend the term of our revolving credit facility with GMAC which expires in January 2010.

ROCKY BRANDS, INC.	F-15

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt maturities are as follows for the years ended December 31:

2009	$480,723
2010	45,260,954
2011	487,481
2012	40,451,514
2013	490,327
Thereafter	568,663

Total	$87,739,662

As of December 31, 2008, our real estate obligations incur interest at a rate of 8.275%.

7.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $3,297,618, $3,613,000 and $3,208,000 in rent expense under operating lease arrangements for 2008, 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

2009	$2,438,371
2010	844,195
2011	550,711
2012	131,396
2013	69,506

Total	$4,034,179

8.	FINANCIAL INSTRUMENTS

In 2008, we adopted the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”) related to its financial assets and liabilities. The fair values of cash, accounts receivable, other receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. Accounts receivable consists primarily of amounts due from our customers, net of allowances. Other receivables consist primarily of amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amount of the mortgages and other short-term financing obligations also approximates fair value, as they are comparable to the available financing in the marketplace during the year.

The carrying amount and fair value of our long-term debt not measured on a recurring basis subject to fair value reporting is as follows:

	2008
	Carrying	Fair
	Amount	Value

Debt
Long-term debt and current maturities	$87,739,662	$83,474,798

F-16	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We estimated the fair value of debt using market quotes and calculations based on market rates.

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

	Years Ended December 31,
	2008	2007	2006

Federal:
Current	$1,871,007	$194,685	$1,669,144
Deferred	(2,145,508)	(1,415,442)	1,180,717

Total Federal	(274,501)	(1,220,757)	2,849,861
State & local:
Current	163,906	59,522	506,794
Deferred	(675,680)	(355,883)	(835,267)

Total State & local	(511,774)	(296,361)	(328,473)
Foreign (current)
Current	109,616	84,365	264,861
Deferred	48,994	(6,829)	—

Total Foreign	158,610	77,536	264,861
			—

Total	$(627,665)	$(1,439,582)	$2,786,249

ROCKY BRANDS, INC.	F-17

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2008	2007	2006

Expected expense (benefit) at statutory rate	$191,538	$(8,589,116)	$2,668,345
Increase (decrease) in income taxes resulting from:
Exempt income from Dominican Republic operations due to tax holiday	(670,105)	(563,920)	(639,347)
Subpart F income from Dominican Republic operations	—	—	883,952
Tax on repatriated earnings from Dominican Republic operations	464,116	563,920	—
Goodwill impairment	—	7,374,919	—
State and local income taxes	(114,095)	(248,867)	(117,031)
Section 199 manufacturing deduction	(37,152)	(13,711)	—
Meals and entertainment	69,420	85,958	—
Nondeductible penalties	51,183	19,556	—
Stock compensation expense	34,107	77,749	—
Provision to return filing adjustment	(616,677)	(146,070)	—
Other — net	—	—	(9,670)

Total	$(627,665)	$(1,439,582)	$2,786,249

F-18	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007

Deferred tax assets:
Asset valuation allowances and accrued expenses	$3,343,150	$1,749,026
Inventories	539,938	440,964
State and local income taxes	286,864	211,645
Pension and deferred compensation	131,124	112,628
Net operating losses	772,978	657,412

Total deferred tax assets	5,074,054	3,171,675
Valuation allowances	(640,068)	(502,292)

Total deferred tax assets	4,433,986	2,669,383
Deferred tax liabilities:
Fixed assets	(669,214)	(768,979)
Intangible assets	(10,336,591)	(12,798,257)
Other assets	(319,868)	(18,293)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)

Total deferred tax liabilities	(11,704,944)	(13,964,800)

Net deferred tax liability	$(7,270,958)	$(11,295,417)

Deferred income taxes — current	$2,167,966	$1,952,536
Deferred income taxes — non-current	(9,438,921)	(13,247,953)

	$(7,270,955)	$(11,295,417)

The valuation allowance is related to certain state and local income tax net operating losses.

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

As of December 31, 2008, we had approximately $12,458,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. If the Five Star and Rocky Canada undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $3,802,000 and $558,000, respectively.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

ROCKY BRANDS, INC.	F-19

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from 2004 to 2007. Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2002 to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

As a result of the change in measurement date, we recognized the increase in the under-funded status of the defined benefit pension plan between September 30, 2007 and December 31, 2007 of $846,071, as well as the corresponding increase in accumulated other comprehensive loss of $526,850 and related decrease in our deferred tax liability of $296,125. The increase in accumulated other comprehensive loss of $526,850 has been recognized as an adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. We also recognized the net pension expense of $23,095 relating to the period October 1, 2007 through December 31, 2007 as a reduction of the opening balance of retained earnings as of January 1, 2008.

F-20	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the Company’s plan and reconciliation of accrued pension cost at December 31, 2008 and 2007 are presented below (information with respect to benefit obligations and plan assets are as of December 31):

	December 31,
	2008	2007

Change in benefit obligation:
Projected benefit obligation at beginning of the year	$9,809,903	$9,120,807
Impact of adoption of SFAS 158 change in measurment date	(97,223)	—
Service cost	107,851	105,197
Interest cost	572,246	558,025
Change in discount rate	—	—
Curtailment decrease	—	—
Actuarial (gain)/loss	—	352,028
Benefits paid	(368,134)	(326,154)

Projected benefit obligation at end of year	$10,024,643	$9,809,903

Change in plan assets:
Fair value of plan assets at beginning of year	$9,684,179	$9,134,371
Impact of adoption of SFAS 158 change in measurment date	(943,294)	—
Actual return on plan assets	(2,091,660)	875,962
Benefits paid	(368,134)	(326,154)

Fair value of plan assets at end of year	$6,281,091	$9,684,179

Funded status:
(Under) overfunded	$(3,743,552)	$(125,724)
Remaining unrecognized benefit obligation existing at transition	—	—
Unrecognized prior service costs due to plan amendments	—	—
Unrecognized net loss	—	—

Total	$(3,743,552)	$(125,724)

Amounts in accumulated other comprehensive income that have not yet been recognized as net pension cost:
Remaining unrecognized benefit obligation existing at transition	$—	$5,381
Unrecognized prior service costs due to plan amendments	398,435	581,649
Unrecognized net loss	4,709,603	1,080,181

Total	$5,108,038	$1,667,211

Amounts recognized in the consolidated financial statements:
Pension liability	$(3,743,552)	$(125,724)
Accumulated other comprehensive loss, net of tax effect of $1,885,823 for 2008 and $615,979 for 2007	3,222,215	1,051,232

Net amount recognized	$(521,337)	$925,508

Accumulated benefit obligation	$9,906,852	$9,782,316

ROCKY BRANDS, INC.	F-21

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the amounts in accumulated other comprehensive income as of December 31, 2008, we expect the following to be recognized as net pension cost in 2009:

Remaining unrecognized benefit obligation existing at transition	$—
Unrecognized prior service costs due to plan amendments	72,392
Unrecognized net loss	247,143

Total	$319,535

Net pension cost of our plan is as follows:

	Years Ended December 31,
	2008	2007	2006

Service cost	$107,851	$105,197	$292,093
Interest cost	572,246	558,025	519,969
Expected return on assets	(685,251)	(716,956)	(791,557)
Amortization of unrecognized net loss	68,673	—	—
Amortization of unrecognized transition obligation	4,036	10,762	12,149
Amortization of unrecognized prior service cost	73,913	91,529	100,867

Net periodic pension cost	$141,468	$48,557	$133,521

Our unrecognized benefit obligation existing at the date of transition for the plan is being amortized over 21 years. Actuarial assumptions used in the accounting for the plan was as follows:

	December 31,
	2008	2007

Discount rate	6.00%	6.00%
Average rate increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	8.00%	8.00%

Our pension plan’s asset allocations at December 31, 2008 and 2007 by asset category are:

	December 31,
	2008	2007

Rocky common stock	4.6%	7.8%
Other equity securities	45.4%	75.4%
Mutual funds — bonds	—	12.8%
Municipal bonds	37.8%	—
Cash and cash equivalents	11.9%	4.0%
Accrued income	0.3%	—

Total	100.0%	100.0%

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

F-22	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The expected benefit payments for pensions are as follows for the years ended December 31:

2009	$370,000
2010	381,000
2011	388,000
2012	397,000
2013	408,000
Thereafter	3,235,000

Total	$5,179,000

We do not anticipate making any contributions to the pension plan in 2009.

We also sponsor a 401(k) savings plan for substantially all of our employees. We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee. This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees. Our contributions to the 401(k) plan were approximately $1.1 million in 2008, 2007 and 2006.

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

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2008 and 2007, respectively.

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

ROCKY BRANDS, INC.	F-23

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. For the twelve-month period ended December 31, 2006, our compensation expense related to stock option grants was approximately $391,674. The impact per share of the adoption of SFAS 123(R) was $0.07 for both basic and diluted earnings per share.

On October 11, 1995, we adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to 400,000 common shares. In May 1998, we adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares. In addition in May 2002, our shareholders approved the issuance of a total of 400,000 additional common shares of our stock under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to us are eligible to receive options under the Plans. On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of December 31, 2008, the Company is authorized to issue 406,420 options under the 2004 Stock Incentive Plan; no options can be granted under the amended and restated 1995 Stock Option Plan.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years.

F-24	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes stock option transactions from January 1, 2007 through December 31, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Actual Term	Value

Outstanding at December 31, 2006	536,176	$14.33
Issued	15,000	$14.40
Exercised	(63,500)	$5.86
Forfeited	(15,125)	$17.40

Outstanding at December 31, 2007	472,551	$15.37	3.4	$160,306

Options exercisable at December 31, 2007	420,801	$14.97	3.1	$160,306

Unvested options at December 31, 2007	51,750	$18.55	5.9	$—

Outstanding at December 31, 2007	472,551	$15.37
Issued	—	$—
Exercised	(8,500)	$3.88
Forfeited	(28,250)	$10.88

Outstanding at December 31, 2008	435,801	$15.88	2.5	$1,980

Options exercisable at December 31, 2008	412,051	$15.80	2.3	$1,980

Unvested options at December 31, 2008	23,750	$17.27	5.7	$—

Fair value of options granted during the year:
2008		$—

2007		$7.82

2006		$8.24

In determining the estimated fair value of each option granted on the date of grant we use the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2008		2007	2006

Dividend yields	—	*	0%	0%
Expected volatility	—	*	51%	50%
Risk-free interest rates	—	*	4.76%	4.55%
Expected life	—	*	6	6

*	No options were issued in 2008.

During the years ended December 31, 2008, 2007 and 2006, a total of 8,500, 63,500 and 62,675 options were exercised with an intrinsic value of approximately zero, zero and $0.7 million, respectively. During the years ended December 31, 2008, 2007 and 2006, a total of zero, 15,000 and 15,000 options were issued with a fair value of approximately zero, zero and $0.1 million, respectively. During the year ended December 31, 2008, a total of 28,250 options were forfeited with a fair value of approximately $0.1 million. A total of 56,000, 56,000 and 207,312 options vested during the years ended December 31, 2008, 2007 and 2006 with a fair value of zero, zero and $1.6 million, respectively. At December 31, 2008, a total of 23,750 options were unvested with a fair value of zero.

ROCKY BRANDS, INC.	F-25

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, a total of 51,750 options were unvested with a fair value of zero. At December 31, 2006, a total of 92,750 options were unvested with a fair value of $0.8 million. All unvested options as of December 31, 2008 are expected to vest. For the twelve-month periods ended December 31, 2008 and 2007, our compensation expense related to stock option grants was approximately $218,164 and $338,629, respectively.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2008	2007	2006

Interest paid	$8,726,251	$10,009,485	$10,919,865

Federal, state and local income taxes paid (refunds) — net	$1,463,675	$(2,641,227)	$4,365,744

Capitalized interest	$7,555	$14,561	$43,830

Fixed asset purchases in accounts payable	$112,742	$56,166	$372,183

14.	SEGMENT INFORMATION

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

Retail.  In our retail segment, we sell our products directly to consumers through our Lehigh mobile and retail stores, our Rocky outlet store and our websites. Our Lehigh operations include a fleet of trucks, supported by small warehouses that include retail stores, which we refer to as mini-stores. Through our outlet store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins. Prior to our acquisition of the EJ Footwear Group and its Lehigh division, our retail segment represented only a small portion of our business.

Military.  While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. As of December 31, 2008, we have three contracts totaling approximately $12.0 million to produce goods for the U.S. military. These are annual contracts which contain options for yearly renewal over periods ranging from one to four years. Our military sales fluctuate from year to year.

F-26	ROCKY BRANDS, INC.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	Years Ended December 31,
	2008	2007		2006

NET SALES:
Wholesale	$187,322,975	$202,594,947		$203,195,421
Retail	65,837,775	70,714,315		59,207,094
Military	6,377,395	1,957,549		1,088,865

Total Net Sales	$259,538,145	$275,266,811		$263,491,380

GROSS MARGIN:
Wholesale	$68,482,473	$70,443,168		$79,033,568
Retail	33,182,929	36,123,123		30,180,144
Military	577,807	1,427,785	(a)	103,674

Total Gross Margin	$102,243,209	$107,994,076		$109,317,386

(a)	Gross margin for 2007 includes a $1.2 million settlement of a previously cancelled military contract.

Segment asset information is not prepared or used to assess segment performance.

Product Group Information — The following is supplemental information on net sales by product group:

		% of		% of		% of
	2008	Sales	2007	Sales	2006	Sales

Work footwear	$151,285,523	58.3%	$160,415,927	58.3%	$142,076,453	53.9%
Outdoor footwear	29,498,557	11.4%	31,457,005	11.4%	35,451,267	13.5%
Western footwear	30,971,343	11.9%	37,636,995	13.7%	41,261,105	15.7%
Duty footwear	17,860,778	6.9%	17,794,005	6.5%	17,078,111	6.5%
Military footwear	6,377,395	2.5%	1,957,549	0.7%	1,088,865	0.4%
Apparel	15,807,910	6.1%	16,385,664	6.0%	16,151,170	6.1%
Other	7,736,639	3.0%	9,619,666	3.5%	10,384,409	3.9%

	$259,538,145	100%	$275,266,811	100%	$263,491,380	100%

Net sales to foreign countries, primarily Canada, represented approximately 3.0% in 2008, 2.6% of net sales in 2007, and 2.1% of net sales in 2006.

ROCKY BRANDS, INC.	F-27

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total Year

2008
Net sales	$60,484,716	$60,507,421	$72,500,603	$66,045,405		$259,538,145
Gross margin	25,949,665	24,396,093	27,086,070	24,811,381		102,243,209
Net income (loss)	300,915	732,842	2,374,241	(2,240,859	)(a)	1,167,139
Net income (loss) per common share:
Basic	$0.05	$0.13	$0.43	$(0.41)		$0.21
Diluted	$0.05	$0.13	$0.43	$(0.41)		$0.21
2007
Net sales	$61,657,024	$58,797,664	$82,308,547	$72,503,576		$275,266,811
Gross margin	26,080,686	23,926,454	29,278,524	28,708,412		107,994,076
Net income (loss)	765,905	(1,387,207)	1,149,245	(23,632,471	)(b)	(23,104,528)
Net income (loss) per common share:
Basic	$0.14	$(0.25)	$0.21	$(4.31)		$(4.22)
Diluted	$0.14	$(0.25)	$0.21	$(4.31)		$(4.22)

No cash dividends were paid during 2008 or 2007.

(a)	Includes an impairment loss of approximately $2,977,000 or $0.54 per share, net of tax benefits.

(b)	Includes an impairment loss of approximately $23,544,000 or $4.29 per share, net of tax benefits.

F-28	ROCKY BRANDS, INC.