Form 10-Q
period 2009-03-31
ROCKY BRANDS, INC.
filed 2009-05-04
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                        to

Commission file number:  0-21026

ROCKY BRANDS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1364046
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

39 E. Canal Street, Nelsonville, Ohio 45764
(Address of Principal Executive Offices, Including Zip Code)

(740) 753-1951
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

As of May 1, 2009, 5,547,215 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2009 and 2008 (Unaudited), and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Notes to Interim Unaudited Condensed Consolidated Financial Statements	6 –15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURE		23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008	March 31, 2008
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,321,903	$4,311,313	$4,407,629
Trade receivables – net	47,488,146	60,133,493	56,189,187
Other receivables	1,806,231	1,394,235	947,296
Inventories	78,432,082	70,302,174	79,841,429
Deferred income taxes	2,167,966	2,167,966	1,952,536
Income tax receivable	1,440,697	75,481	607,910
Prepaid expenses	2,137,625	1,455,158	2,549,752
Total current assets	136,794,650	139,839,820	146,495,739
FIXED ASSETS – net	24,316,954	23,549,319	23,943,273
IDENTIFIED INTANGIBLES	30,883,011	31,020,478	36,361,267
OTHER ASSETS	4,005,577	2,452,501	2,599,981
TOTAL ASSETS	$196,000,192	$196,862,118	$209,400,260

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$10,443,348	$9,869,948	$12,801,456
Current maturities – long term debt	488,271	480,723	331,411
Accrued expenses:
Salaries and wages	805,303	480,500	575,071
Co-op advertising	411,053	636,408	229,706
Interest	1,598,394	451,434	1,636,196
Taxes - other	508,430	641,670	807,557
Commissions	366,481	387,242	454,462
Other	2,195,492	2,306,105	2,964,539
Total current liabilities	16,816,772	15,254,030	19,800,398
LONG TERM DEBT – less current maturities	85,710,049	87,258,939	93,768,649
DEFERRED INCOME TAXES	9,438,921	9,438,921	12,951,828
DEFERRED PENSION LIABILITY	3,802,236	3,743,552	970,507
DEFERRED LIABILITIES	193,518	216,920	246,699
TOTAL LIABILITIES	115,961,496	115,912,362	127,738,081
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2009 - 5,547,215; December 31, 2008 - 5,516,898 and March 31, 2008 - 5,508,278	54,380,256	54,250,064	54,144,545
Accumulated other comprehensive loss	(3,142,331)	(3,222,215)	(1,538,049)
Retained earnings	28,800,771	29,921,907	29,055,683
Total shareholders' equity	80,038,696	80,949,756	81,662,179
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$196,000,192	$196,862,118	$209,400,260

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
NET SALES	$50,064,561	$60,484,716

COST OF GOODS SOLD	29,972,073	34,535,051

GROSS MARGIN	20,092,488	25,949,665

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,946,128	23,061,487

INCOME FROM OPERATIONS	146,360	2,888,178

OTHER INCOME AND (EXPENSES):
Interest expense, net	(1,773,930)	(2,406,671)
Other – net	(124,566)	(18,592)
Total other - net	(1,898,496)	(2,425,263)

(LOSS) INCOME BEFORE INCOME TAXES	(1,752,136)	462,915

INCOME TAX (BENEFIT) EXPENSE	(631,000)	162,000

NET (LOSS) INCOME	$(1,121,136)	$300,915

NET (LOSS) INCOME PER SHARE
Basic	$(0.20)	$0.05
Diluted	$(0.20)	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,546,541	5,507,839
Diluted	5,546,541	5,526,479

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,121,136)	$300,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,583,101	1,495,827
Deferred compensation and other	115,166	50,241
Loss (gain) on disposal of fixed assets	73	(38,334)
Stock compensation expense	130,192	146,584
Change in assets and liabilities
Receivables	12,233,351	9,469,316
Inventories	(8,129,908)	(4,437,765)
Other current assets	(2,047,683)	(210,797)
Other assets	(40,576)	(315,942)
Accounts payable	640,846	914,624
Accrued and other liabilities	981,794	730,411
Net cash provided by operating activities	4,345,220	8,105,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,277,623)	(810,887)
Investment in trademarks and patents	(7,804)	(17,937)
Proceeds from sale of fixed assets	4,639	38,461
Net cash used in investing activities	(2,280,788)	(790,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	61,113,849	62,497,654
Repayments of revolving credit facility	(62,537,792)	(71,863,957)
Repayments of long-term debt	(117,399)	(78,669)
Debt financing costs	(1,512,500)	-
Net cash used in financing activities	(3,053,842)	(9,444,972)

DECREASE IN CASH AND CASH EQUIVALENTS	(989,410)	(2,130,255)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,311,313	6,537,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,321,903	$4,407,629

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009 AND 2008

1.           INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month period ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

The components of total comprehensive (loss) income are shown below:

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008

Net (loss) income	$(1,121,136)	$300,915
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	79,884	40,032
Total comprehensive (loss) income	$(1,041,252)	$340,947

2.           TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $2,335,000, $2,026,000 and $1,363,000 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

3.           INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Unaudited)		(Unaudited)

Raw materials	$9,034,852	$7,311,837	$7,462,809
Work-in-process	706,941	351,951	741,731
Finished goods	68,769,089	62,676,986	71,781,889
Reserve for obsolescence or lower of cost or market	(78,800)	(38,600)	(145,000)
Total	$78,432,082	$70,302,174	$79,841,429

4.           SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information, including cash paid for interest and Federal, state and local income taxes, net of refunds, was as follows:

	(Unaudited)
	Three Months Ended March 31,
	2009	2008

Interest	$457,156	$1,117,351

Federal, state and local income taxes	$742,471	$49,965

Fixed asset purchases in accounts payable	$45,296	$34,096

5.           PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period.  The diluted earnings per share computation includes common share equivalents, when dilutive.  There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three-month period ended March 31, 2009 and 2008 is as follows:

	(Unaudited)
	Three Months Ended March 31,
	2009	2008

Weighted average shares outstanding	5,546,541	5,507,839

Dilutive stock options	-	18,640

Dilutive weighted average shares outstanding	5,546,541	5,526,479

Anti-dilutive stock options/weighted average shares outstanding	416,690	290,464

6.           RECENT FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 defers implementation of SFAS 157 for certain non-financial assets and non-financial liabilities.  SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there will not be a material impact on our consolidated financial statements.  The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009.  The adoption of FSP FAS 157-2 in 2009 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141, “Business Combinations.”  The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008.  Early adoption of SFAS 141R is prohibited.  The adoption of SFAS 141R in 2009 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).   The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards that address:  the ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and non-controlling interest; changes in the parent’s ownership interest; and any retained non-controlling equity investment in a deconsolidated subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption of SFAS 160 is prohibited.  The adoption of SFAS 160 in 2009 did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133” (“SFAS 161”).  SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161R in 2009 did not have a material effect on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer's Disclosures about Postretirement Benefit Plan Assets” ("FSP FAS 132(R)-1").  FSP FAS 132(R)-1 requires enhanced disclosures about plan assets currently required by SFAS No. 132, as revised, Employer's Disclosures about Pensions and Other Postretirement Benefits. FSP FAS 132(R)-1 requires more detailed disclosures about employers' plan assets, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and early adoption is permitted.  We are currently assessing the potential impact of the adoption of FSP FAS 132(R)-1 on our consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position FAS-157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP FAS 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  FSP FAS 157-4 is required to be adopted no later than the periods ending after June 15, 2009.  We are currently assessing the potential impact of the adoption of FSP FAS 157-4 on our consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) and (“FSP FAS 124-2”).  FSP FAS 115-2 and FSP FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.  FSP FAS 115-2 and FSP FAS 124-2 are required to be adopted no later than the periods ending after June 15, 2009.  We are currently assessing the potential impact of the adoption of FSP FAS 115-2 on our consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements.    FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009.  We are currently assessing the potential impact of the adoption of FSP FAS 107-1 on our consolidated financial statement disclosures.

7.           INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  We are no longer subject to U.S. Federal tax examinations for years before 2005.  State jurisdictions that remain subject to examination range from 2004 to 2008.  Foreign jurisdiction tax returns that remain subject to examination range from 2002 to 2008 for Canada and from 2004 to 2007 for Puerto Rico.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.

We provided for income taxes at estimated effective tax rates of 36% and 35% for the three-month period ended March 31, 2009 and 2008, respectively.

8.           INTANGIBLE ASSETS

A schedule of intangible assets is as follows:
	Gross	Accumulated	Carrying
March 31, 2009 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,317,345	1,727,912	589,433
Customer relationships	1,000,000	850,000	150,000
Total Identified Intangibles	$33,460,923	$2,577,912	$30,883,011

	Gross	Accumulated	Carrying
December 31, 2008	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,309,541	1,632,641	676,900
Customer relationships	1,000,000	800,000	200,000
Total Identified Intangibles	$33,453,119	$2,432,641	$31,020,478

	Gross	Accumulated	Carrying
March 31, 2008 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,278,596	$107,814	$28,170,782
Retail	6,900,000	-	6,900,000
Patents	2,287,988	1,347,503	940,485
Customer relationships	1,000,000	650,000	350,000
Total Identified Intangibles	$38,466,584	$2,105,317	$36,361,267

Amortization expense for intangible assets was $145,271 and $166,361 for the three months ended March 31, 2009 and 2008, respectively.  The weighted average amortization period for patents is six years and for customer relationships is five years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2010	$41,069
2011	39,689
2012	39,689
2013	39,689
2014	39,689

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

9.           CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards.  As of March 31, 2009, we were authorized to issue approximately 376,103 shares under our existing plans.

The plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years.  The following summarizes stock option transactions from January 1, 2009 through March 31, 2009:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2009	435,801	$15.88
Issued	-	-
Exercised	-	-
Forfeited	(24,500)	$7.13
Options outstanding at March 31, 2009	411,301	$16.40

Options exercisable at:
January 1, 2009	412,051	$15.80
March 31, 2009	400,051	$16.45

Unvested options at January 1, 2009	23,750	$17.27
Granted	-	-
Vested	(5,000)	$29.22
Forfeited	(7,500)	$13.61
Unvested options at March 31, 2009	11,250	$14.40

During the three-month period ended March 31, 2009, we issued 30,317 shares of common stock to members of our Board of Directors.  We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date.  The shares are fully vested but cannot be sold for one year.

10.          RETIREMENT PLANS

We sponsor a noncontributory defined benefit pension plan covering non-union workers in our Ohio and Puerto Rico operations.  Benefits under the non-union plan are based upon years of service and highest compensation levels as defined.  On December 31, 2005, we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees.

Net pension cost of the Company’s plan is as follows:

	(Unaudited) Three Months Ended March 31,
	2009	2008

Service cost	$28,843	$26,963
Interest	151,454	143,062
Expected return on assets	(121,614)	(171,313)
Amortization of unrecognized net gain or loss	61,786	17,326
Amortization of unrecognized transition obligation	18,098	21,361
Amortization of unrecognized prior service cost	-	1,345
Net pension cost	$138,567	$38,744

Our unrecognized benefit obligations existing at the date of transition for the non-union plan are being amortized over 21 years.  Actuarial assumptions used in the accounting for the plan were as follows:

	2009	2008

Discount rate	6.00%	6.00%

Average rate of increase in compensation levels	3.0%	3.0%

Expected long-term rate of return on plan assets	8.0%	8.0%

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

11.          SEGMENT INFORMATION

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

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
NET SALES:
Wholesale	$36,029,908	$39,736,327
Retail	13,712,294	18,905,932
Military	322,359	1,842,457
Total Net Sales	$50,064,561	$60,484,716

GROSS MARGIN:
Wholesale	$13,304,288	$16,274,494
Retail	6,766,486	9,491,572
Military	21,714	183,629
Total Gross Margin	$20,092,488	$25,949,695

Segment asset information is not prepared or used to assess segment performance.

12.          LONG-TERM DEBT

In March 2009, we amended the terms of our revolving credit facility with GMAC Commercial Finance (“GMAC”) which was set to expire on January 5, 2010.  The size of the facility was reduced to $85 million from $100 million and the maturity date was extended to April 30, 2012.  The interest rates for the term of this amendment are LIBOR plus 3.75% or prime plus 2.25%, at our option.  The financing costs associated with this amendment totaled approximately $1.5 million.

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of March 31, 2009, we were in compliance with these restrictive covenants.

13.          FINANCIAL INSTRUMENTS

In 2008, we adopted the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”) related to our financial assets and liabilities.  The fair values of cash, accounts receivable, other receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments.  Accounts receivable consists primarily of amounts due from our customers, net of allowances.  Other receivables consist primarily of amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries.  The carrying amount of the mortgages and other short-term financing obligations also approximates fair value, as they are comparable to the available financing in the marketplace during the year.

The carrying amount and fair value of our long-term debt not measured on a recurring basis subject to fair value reporting is as follows:

	2009
	Carrying	Fair
	Amount	Value
Debt
Long-term debt and current maturities	$86,198,320	$82,239,038

We estimated the fair value of debt using market quotes and calculations based on market rates.

14.          RECLASSIFICATIONS

Certain amounts in the March 31, 2008 consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

	Three Months Ended March 31,
	2009	2008
Net Sales	100.0%	100.0%
Cost Of Goods Sold	59.9%	57.1%
Gross Margin	40.1%	42.9%

Selling, General and Administrative Expenses	39.8%	38.1%

Income From Operations	0.3%	4.8%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net sales.  Net sales for the three months ended March 31, 2009 were $50.1 million compared to $60.5 million for the same period in 2008.  Wholesale sales for the three months ended March 31, 2009 were $36.0 million compared to $39.7 million for the same period in 2008.  The $3.7 million decrease in wholesale sales was the result of decreased sales in the majority of our footwear categories and apparel.  Retail sales for the three months ended March 31, 2009 were $13.7 million compared to $18.9 million for the same period in 2008.  The $5.2 million decrease in retail sales resulted from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base.  In addition, retail sales were negatively impacted by our ongoing transition to more Internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower costs. Military segment sales for the three months ended March 31, 2009, were $0.3 million, compared to $1.8 million in the same period in 2008.  Shipments in 2009 were under the $6.4 million contract issued in July 2007.

Gross margin.  Gross margin for the three months ended March 31, 2009 was $20.1 million, or 40.1% of net sales, compared to $25.9 million, or 42.9% of net sales, in the same period last year.  Wholesale gross margin for the three months ended March 31, 2009 was $13.3 million, or 36.9% of net sales, compared to $16.3 million, or 41.0% of net sales, in the same period last year.  The 410 basis point decrease reflects a decrease in sales price per unit for competitive reasons, as well as an increase in manufacturing costs from our company operated facilities.  Retail gross margin for the three months ended March 31, 2009 was $6.8 million, or 49.3% of net sales, compared to $9.5 million, or 50.2% of net sales, for the same period in 2008.  Military gross margin for the three months ended March 31, 2009 was less than $0.1 million, or 6.7% of net sales, compared to $0.2 million or 10.0% of net sales for the same period in 2008.

SG&A expenses.  SG&A expenses were $19.9 million, or 39.8% of net sales, for the three months ended March 31, 2009, compared to $23.1 million, or 38.1% of net sales for the same period in 2008.  The net change primarily reflects decreases in compensation and benefits expenses of $1.4 million, advertising expenses of $0.7 million, professional fees of $0.3 million, shipping expenses of $0.3 million and Lehigh mobile store expenses of $0.3 million, partially offset by a $0.3 million increase in bad debt expense.

Interest expense.  Interest expense was $1.8 million in the three months ended March 31, 2009, compared to $2.4 million for the same period in the prior year.  The decrease of $0.6 million resulted from a reduction in average borrowings combined with lower interest rates compared to the same period last year.

Other income and expenses – net. Other expenses were $0.1 million for the three months ended March 31, 2009 compared to less than $0.1 million for the same period in the prior year.  The increase is the result of translation losses from the strengthening of the U.S. Dollar versus the Canadian Dollar.

Income taxes.  Income tax benefit for the three months ended March 31, 2009 was $0.6 million, compared to income tax expense of $0.2 million for the same period a year ago.  We provided for income taxes at effective tax rates of 36%, our 2008 actual rate, and 35% for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.  Capital expenditures were $2.2 million for the first three months of 2009, compared to $0.8 million for the same period in 2008. Capital expenditures for all of 2009 are anticipated to be approximately $4.0 million.

In March 2009, we amended the terms of our revolving credit facility with GMAC Commercial Finance (“GMAC”) which was set to expire on January 5, 2010.  The size of the facility was reduced to $85 million from $100 million and the maturity date was extended to April 30, 2012.  The financing costs associated with this amendment totaled approximately $1.5 million.  The interest rates for the term of this amendment are LIBOR plus 3.75% or prime plus 2.25%, at our option.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of March 31, 2009, we had $43.3 million in borrowings under this facility and total capacity of $59.9 million.  Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of March 31, 2009, we were in compliance with these restrictive covenants.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months.  Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.

Operating Activities.  Cash provided by operating activities totaled $4.3 million for the three months ended March 31, 2009, compared to $8.1 million in the same period of 2008.  Cash provided by operating activities for the three months ended March 31, 2009 and 2008 was primarily impacted by a reduction in accounts receivable which was partially offset by the seasonal buildup of inventory.

Investing Activities.  Cash used in investing activities was $2.3 million for the three months ended March 31, 2009, compared to $0.8 million in the same period of 2008.  Cash used in investing activities in 2009 reflects an investment in property, plant and equipment of $2.3 million.  Our 2009 and 2008 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities.  Cash used in financing activities for the three months ended March 31, 2009 was $3.1 million and reflects a decrease in net borrowings under the revolving credit facility of $1.4 million, debt financing costs associated with the amendment of our credit facility with GMAC of $1.5 million and repayments on long-term debt of $0.1 million.  Cash used in financing activities for the three months ended March 31, 2008 was $9.4 million and reflects a decrease in net borrowings under the revolving credit facility of $9.3 million and repayments on long-term debt of $0.1 million.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

Intangible assets

Intangible assets, including goodwill, trademarks and patents are reviewed for impairment annually, and more frequently, if necessary.  In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.  A significant assumption of estimated cash flows from trademarks is future sales of branded products.  Other assumptions include discount rates, royalty rates, cost of capital, and market multiples.  An impairment charge may be recorded if the expected future cash flows decline.  Based upon our review, none of our intangibles were impaired as of March 31, 2009.

Pension benefits

Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works.  To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates.  These assumptions are reviewed annually.

Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase.  An actuarial analysis of benefit obligations and plan assets is determined as of December 31 each year.

The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31.  Further discussion of our pension plan and related assumptions is included in Note 9, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2009. Actual results would be different using other assumptions.  Management records an accrual for pension costs associated with our sponsored non-contributory defined benefit pension plan covering our non-union workers.  Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.  At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.   Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission.  One or more of these factors have affected, and in the future could affect our businesses and financial results and could cause actual results to differ materially from plans and projections.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management.  We assume no obligation to update any forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2008.

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

Internal Controls.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Rocky Brands, Inc.

Date: May 4, 2009	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.