Form 10-Q
period 2009-06-30
ROCKY BRANDS, INC.
filed 2009-07-31
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒   NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO ☒

As of July 29, 2009, 5,547,215 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets June 30, 2009 and 2008 (Unaudited), and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	5

	Notes to Interim Unaudited Condensed Consolidated Financial Statements for the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008	6 –16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURE		26

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008	June 30, 2008
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,865,461	$4,311,313	$3,025,144
Trade receivables – net	44,454,476	60,133,493	59,245,156
Other receivables	1,924,195	1,394,235	1,010,254
Inventories	79,286,477	70,302,174	85,542,820
Deferred income taxes	2,167,966	2,167,966	1,952,536
Prepaid and refundable income taxes	2,413,523	75,481	729,024
Prepaid expenses	1,983,480	1,455,158	2,703,446
Total current assets	135,095,578	139,839,820	154,208,380
FIXED ASSETS – net	23,777,945	23,549,319	24,090,519
IDENTIFIED INTANGIBLES	30,769,248	31,020,478	36,207,210
OTHER ASSETS	3,609,296	2,452,501	2,323,778
TOTAL ASSETS	$193,252,067	$196,862,118	$216,829,887

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$8,504,099	$9,869,948	$13,238,830
Current maturities – long term debt	495,976	480,723	338,314
Accrued expenses:
Salaries and wages	830,733	480,500	722,646
Co-op advertising	522,670	636,408	468,922
Interest	459,483	451,434	468,959
Taxes – other	502,032	641,670	840,751
Commissions	339,379	387,242	449,110
Other	2,351,937	2,306,105	2,593,954
Total current liabilities	14,006,309	15,254,030	19,121,486
LONG TERM DEBT – less current maturities	87,023,125	87,258,939	101,042,347
DEFERRED INCOME TAXES	9,438,921	9,438,921	12,951,828
DEFERRED PENSION LIABILITY	3,860,920	3,743,552	969,218
DEFERRED LIABILITIES	195,264	216,920	288,388
TOTAL LIABILITIES	114,524,539	115,912,362	134,373,267
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2009 - 5,547,215; December 31, 2008 - 5,516,898 and June 30, 2008 - 5,508,278	54,384,172	54,250,064	54,168,292
Accumulated other comprehensive loss	(3,062,448)	(3,222,215)	(1,500,197)
Retained earnings	27,405,804	29,921,907	29,788,525
Total shareholders' equity	78,727,528	80,949,756	82,456,620
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$193,252,067	$196,862,118	$216,829,887

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NET SALES	$51,188,615	$60,507,421	$101,253,176	$120,992,137

COST OF GOODS SOLD	33,470,943	36,111,328	63,443,016	70,646,379

GROSS MARGIN	17,717,672	24,396,093	37,810,160	50,345,758

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,119,173	20,875,459	38,065,301	43,936,946

(LOSS) INCOME FROM OPERATIONS	(401,501)	3,520,634	(255,141)	6,408,812

OTHER INCOME AND (EXPENSES):
Interest expense, net	(1,936,490)	(2,409,515)	(3,710,420)	(4,816,186)
Other – net	158,023	15,723	33,457	(2,869)
Total other – net	(1,778,467)	(2,393,792)	(3,676,963)	(4,819,055)

(LOSS) INCOME BEFORE INCOME TAXES	(2,179,968)	1,126,842	(3,932,104)	1,589,757

INCOME TAX (BENEFIT) EXPENSE	(785,000)	394,000	(1,416,000)	556,000

NET (LOSS) INCOME	$(1,394,968)	$732,842	$(2,516,104)	$1,033,757

NET (LOSS) INCOME PER SHARE
Basic	$(0.25)	$0.13	$(0.45)	$0.19
Diluted	$(0.25)	$0.13	$(0.45)	$0.19

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,547,215	5,508,278	5,546,880	5,508,058
Diluted	5,547,215	5,520,625	5,546,880	5,523,265

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,516,104)	$1,033,757
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,175,594	3,070,687
Deferred compensation and other	255,479	128,493
Loss (gain) on disposal of fixed assets	8,468	(34,478)
Stock compensation expense	134,108	170,332
Change in assets and liabilities
Receivables	15,149,057	6,350,389
Inventories	(8,984,303)	(10,139,156)
Other current assets	(2,866,364)	(485,605)
Other assets	355,705	(39,739)
Accounts payable	(1,392,390)	1,329,118
Accrued and other liabilities	102,875	(392,779)
Net cash provided by operating activities	3,422,125	991,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,114,629)	(2,347,911)
Investment in trademarks and patents	(39,610)	(30,387)
Proceeds from sale of fixed assets	19,323	38,910

Net cash used in investing activities	(3,134,916)	(2,339,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	117,213,842	128,927,562
Repayments of revolving credit facility	(117,197,776)	(130,932,955)
Repayments of long-term debt	(236,627)	(158,978)
Debt financing costs	(1,512,500)	-
Net cash used in financing activities	(1,733,061)	(2,164,371)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,445,852)	(3,512,740)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,311,313	6,537,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,865,461	$3,025,144

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

1.            INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month and six-month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

We reviewed events for inclusion in our financial statements through July 31, 2009, the date that the accompanying financial statements were issued.  No subsequent events were identified which required disclosure herein.

The components of total comprehensive (loss) income are shown below:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net (loss) income	$(1,394,968)	$732,842	$(2,516,104)	$1,033,757
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	79,883	37,853	159,767	77,885
Total comprehensive (loss) income	$(1,315,085)	$770,695	$(2,356,337)	$1,111,642

2.           TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,793,000, $2,026,000 and $1,217,000 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

3.            INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Unaudited)		(Unaudited)
Raw materials	$9,560,424	$7,311,837	$9,388,532
Work-in-process	673,914	351,951	803,294
Finished goods	69,104,239	62,676,986	75,469,494
Reserve for obsolescence or lower of cost or market	(52,100)	(38,600)	(118,500)
Total	$79,286,477	$70,302,174	$85,542,820

4.            SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information, including cash paid for interest and Federal, state and local income taxes, net of refunds, was as follows:

	(Unaudited)
	Six Months Ended
	June 30,
	2009	2008

Interest	$3,345,363	$4,519,746

Federal, state and local income taxes	$928,666	$565,244

Fixed asset purchases in accounts payable	$139,283	$56,976

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

A reconciliation of the shares used in the basic and diluted income per common share computation for the three-month and six-month periods ended June 30, 2009 and 2008 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares outstanding	5,547,215	5,508,278	5,546,880	5,508,058

Dilutive stock options	-	12,347	-	15,207

Dilutive weighted average shares outstanding	5,547,215	5,520,625	5,546,880	5,523,265

Anti-dilutive stock options/weighted average shares outstanding	403,534	343,889	403,534	343,889

6.            RECENT FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 defers implementation of SFAS 157 for certain non-financial assets and non-financial liabilities.  SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there will not be a material impact on our consolidated financial statements.  The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities are effective for us beginning January 1, 2009.  The adoption of FSP FAS 157-2 in 2009 did not have a material effect on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133” (“SFAS 161”).  SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161R in 2009 did not have a material effect on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employer's Disclosures about Postretirement Benefit Plan Assets” ("FSP FAS 132(R)-1").  FSP FAS 132(R)-1 requires enhanced disclosures about plan assets currently required by SFAS No. 132, as revised, Employer's Disclosures about Pensions and Other Postretirement Benefits. FSP FAS 132(R)-1 requires more detailed disclosures about employers' plan assets, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and early adoption is permitted.  We are currently assessing the potential impact of the adoption of FSP FAS 132(R)-1 on our consolidated financial statement disclosures.

In April 2009, the FASB issued FASB Staff Position FAS-157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP FAS 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  FSP FAS 157-4 is required to be adopted no later than the periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 in 2009 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) and (“FSP FAS 124-2”).  FSP FAS 115-2 and FSP FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other-than-temporary impairments in the financial statements.  FSP FAS 115-2 and FSP FAS 124-2 are required to be adopted no later than the periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FSP FAS 124-2 in 2009 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements.    FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 in 2009 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 160”).  The objective of SFAS 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.    The adoption of SFAS 165 in 2009 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an Amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  SFAS 166 must be applied to transfers occurring on or after the effective date.  We are currently assessing the potential impact of the adoption of SFAS 166 on our consolidated financial statement disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 intends to improve financial reporting by enterprises involved with variable interest entities.  SFAS 167 addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets; and constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the  accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  We are currently assessing the potential impact of the adoption of SFAS 167 on our consolidated financial statement disclosures.

In June 2009, the FASB issued SFAS no. 168, “The FASB Accounting Standards Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Since it is not intended to change or alter existing U.S. GAAP, the Codification is not expected to have any impact on our financial condition or results of operations.

7.            INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  We are no longer subject to U.S. Federal tax examinations for years before 2005.  State jurisdictions that remain subject to examination range from 2004 to 2008.  Foreign jurisdiction tax returns that remain subject to examination range from 2002 to 2008 for Canada and from 2004 to 2008 for Puerto Rico.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2009, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.

We provided for income taxes at estimated effective tax rates of 36% and 35% for the three-month and six-month periods ended June 30, 2009 and 2008, respectively.

8.            INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2009 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,349,152	1,823,482	525,670
Customer relationships	1,000,000	900,000	100,000
Total Identified Intangibles	$33,492,730	$2,723,482	$30,769,248

	Gross	Accumulated	Carrying
December 31, 2008	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,309,541	1,632,641	676,900
Customer relationships	1,000,000	800,000	200,000
Total Identified Intangibles	$33,453,119	$2,432,641	$31,020,478

	Gross	Accumulated	Carrying
June 30, 2008 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,278,595	$129,377	$28,149,218
Retail	6,900,000	-	6,900,000
Patents	2,300,438	1,442,446	857,992
Customer relationships	1,000,000	700,000	300,000
Total Identified Intangibles	$38,479,033	$2,271,823	$36,207,210

Amortization expense for intangible assets was $145,570 and $166,507 for the three months ended June 30, 2009 and 2008, respectively and $290,841 and $332,867 for the six months ended June 30, 2009 and 2008, respectively.  The weighted average amortization period for patents is six years and for customer relationships is five years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2010	$43,190
2011	41,809
2012	41,809
2013	41,809
2014	41,809

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

9.            CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards.  As of June 30, 2009, we were authorized to issue approximately 376,103 shares under our existing plans.

The plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years.  The following summarizes stock option transactions from January 1, 2009 through June 30, 2009:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2009	435,801	$15.88
Issued	-	-
Exercised	-	-
Forfeited	(56,301)	$7.53
Options outstanding at June 30, 2009	379,500	$17.12

Options exercisable at:
January 1, 2009	412,051	$15.80
June 30, 2009	372,000	$17.17

Unvested options at January 1, 2009	23,750	$17.27
Granted	-	-
Vested	(8,750)	$22.87
Forfeited	(7,500)	$13.61
Unvested options at June 30, 2009	7,500	$14.40

During the six-month period ended June 30, 2009, we issued 30,317 shares of common stock to members of our Board of Directors.  We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date.  The shares are fully vested but cannot be sold for one year.

In June 2009, our Board of Directors adopted a Rights Agreement, which provides for one preferred share purchase right to be associated with each share of our outstanding common stock.  Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock.  The rights are exercisable after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of our common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of the common stock.  Such exercise would ultimately entitle the holders of the rights to purchase st the exercise price, shares of common stock of the surviving corporation or purchaser, respectively, with an aggregate market value equal to two times the exercise price.  The person or groups effecting such 20 percent acquisition or undertaking such tender offer would not be entitled to exercise any rights.  These rights expire during July 2012.

10.           RETIREMENT PLANS

We sponsor a noncontributory defined benefit pension plan covering non-union workers in our Ohio and Puerto Rico operations.  Benefits under the non-union plan are based upon years of service and highest compensation levels as defined.  On December 31, 2005, we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees.

Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$28,843	$26,963	$57,686	$53,926
Interest	151,454	143,061	302,908	286,123
Expected return on assets	(121,613)	(171,313)	(243,227)	(342,626)
Amortization of unrecognized net gain or loss	61,786	17,116	123,572	34,442
Amortization of unrecognized transition obligation	-	897	-	2,242
Amortization of unrecognized prior service cost	18,098	19,840	36,196	41,201
Net pension cost	$138,568	$36,564	$277,135	$75,308

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NET SALES:
Wholesale	$37,903,590	$42,481,533	$73,933,498	$82,217,860
Retail	12,347,196	16,216,348	26,059,490	35,122,280
Military	937,829	1,809,540	1,260,188	3,651,997
Total Net Sales	$51,188,615	$60,507,421	$101,253,176	$120,992,137

GROSS MARGIN:
Wholesale	$11,853,483	$15,684,979	$25,157,771	$31,959,443
Retail	5,829,704	8,555,574	12,596,190	18,047,146
Military	34,485	155,540	56,199	339,169
Total Gross Margin	$17,717,672	$24,396,093	$37,810,160	$50,345,758

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

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of June 30, 2009, we were in compliance with these restrictive covenants.

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

The carrying amount and fair value of our long-term debt not measured on a recurring basis subject to fair value reporting is as follows:

	June 30, 2009
	Carrying	Fair
	Amount	Value
Debt
Long-term debt and current maturities	$87,519,101	$82,146,164

We estimated the fair value of debt using market quotes and calculations based on market rates.

14.           RECLASSIFICATIONS

Certain amounts in the June 30, 2008 consolidated financial statements have been reclassified to conform to the current period’s presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	65.4%	59.7%	62.7%	58.4%
Gross Margin	34.6%	40.3%	37.3%	41.6%

Selling, General and
Administrative Expenses	35.4%	34.5%	37.6%	36.3%

Income From Operations	-0.8%	5.8%	-0.3%	5.3%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net sales.  Net sales for the three months ended June 30, 2009 were $51.2 million compared to $60.5 million for the same period in 2008.  Wholesale sales for the three months ended June 30, 2009 were $37.9 million compared to $42.5 million for the same period in 2008.  The $4.6 million decrease in wholesale sales was the result of decreased sales in the majority of our footwear categories and apparel.  Retail sales for the three months ended June 30, 2009 were $12.3 million compared to $16.2 million for the same period in 2008.  The $3.9 million decrease in retail sales resulted from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base.  In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations which resulted in reductions in SG&A expenses.  Military segment sales for the three months ended June 30, 2009, were $0.9 million, compared to $1.8 million in the same period in 2008.  Shipments in 2009 were under the $6.4 million contract issued in July 2007.

Gross margin.  Gross margin for the three months ended June 30, 2009 was $17.7 million, or 34.6% of net sales, compared to $24.4 million, or 40.3% of net sales, in the same period last year.  Wholesale gross margin for the three months ended June 30, 2009 was $11.9 million, or 31.3% of net sales, compared to $15.7 million, or 36.9% of net sales, in the same period last year.  The 560 basis point decrease is the result of additional sales of closeouts at reduced gross margins, an increase in manufacturing costs, and a decrease in sales price per unit for competitive reasons.  Retail gross margin for the three months ended June 30, 2009 was $5.8 million, or 47.2% of net sales, compared to $8.6 million, or 52.8% of net sales, for the same period in 2008.  The 560 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business.  Military gross margin for the three months ended June 30, 2009 was less than $0.1 million, or 3.7% of net sales, compared to $0.2 million, or 8.6% of net sales, for the same period in 2008.

SG&A expenses.  SG&A expenses were $18.1 million, or 35.4% of net sales, for the three months ended June 30, 2009, compared to $20.9 million, or 34.4% of net sales for the same period in 2008.  The net change primarily reflects decreases in compensation and benefits expenses of $1.6 million, shipping expenses of $0.6 million, Lehigh mobile store expenses of $0.3 million, and travel expenses of $0.2 million, partially offset by a $0.4 million increase in bad debt expense.

Interest expense.  Interest expense was $1.9 million in the three months ended June 30, 2009, compared to $2.4 million for the same period in the prior year.  The decrease of $0.5 million resulted from a reduction in average borrowings combined with lower interest rates compared to the same period last year.

Income taxes.  Income tax benefit for the three months ended June 30, 2009 was $0.8 million, compared to income tax expense of $0.4 million for the same period a year ago.  We provided for income taxes at effective tax rates of 36%, our 2008 actual rate, and 35% for the three months ended June 30, 2009 and 2008, respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net sales.  Net sales for the six months ended June 30, 2009 were $101.3 million compared to $121.0 million for the same period in 2008.  Wholesale sales for the six months ended June 30, 2009 were $73.9 million compared to $82.2 million for the same period in 2008.  The $8.3 million decrease in wholesale sales is the result of decreased sales in the majority of our footwear categories and apparel.  Retail sales for the six months ended June 30, 2009 were $26.1 million compared to $35.1 million for the same period in 2008.  The $9.1 million decrease in retail sales results from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base.  In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower costs.   Military segment sales for the six months ended June 30, 2009, were $1.3 million, compared to $3.7 million in the same period in 2008.  Shipments in 2009 were under the $6.4 million contract issued in July 2007.

Gross margin.  Gross margin for the six months ended June 30, 2009 was $37.8 million, or 37.3% of net sales, compared to $50.3 million, or 41.6% of net sales, in the same period last year.  Wholesale gross margin for the six months ended June 30, 2009 was $25.2 million, or 34.0% of net sales, compared to $32.0 million, or 38.9% of net sales, in the same period last year.  The 490 basis point decrease is the result of additional sales of closeouts at reduced gross margins, an increase in manufacturing costs, and a decrease in sales price per unit for competitive reasons.  Retail gross margin for the six months ended June 30, 2009 was $12.6 million, or 48.3% of net sales, compared to $18.0 million, or 51.4% of net sales, for the same period in 2008.  The 310 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business.  Military gross margin for the six months ended June 30, 2009 was $0.1 million, or 4.5% of net sales, compared to $0.3 million or 9.3% of net sales for the same period in 2009.

SG&A expenses.  SG&A expenses were $38.1 million, or 37.6% of net sales, for the six months ended June 30, 2009, compared to $43.9 million, or 36.3% of net sales for the same period in 2008.  The net change primarily results from decreases in compensation and benefits expenses of  $3.0 million, shipping expenses of $0.9, advertising expense of $0.6, Lehigh mobile store expenses of $0.5, travel expense of $0.4, and professional and consulting fees of $0.4 million, partially offset by a $0.6 million increase in bad debt expense.

Interest expense.  Interest expense was $3.7 million in the six months ended June 30, 2009, compared to $4.8 million for the same period in the prior year.  The decrease of $1.1 million resulted from a reduction in average borrowings combined with lower interest rates compared to the same period last year.

Income taxes.  Income tax benefit for the six months ended June 30, 2009 was $1.4 million, compared to a benefit of $0.6 million for the same period a year ago.  We provided for income taxes at effective tax rates of 36%, our 2008 actual rate, and 35% for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.  Capital expenditures were $3.1 million for the first six months of 2009, compared to $2.3 million for the same period in 2008. Capital expenditures for all of 2009 are anticipated to be approximately $4.0 million.

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

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of June 30, 2009, we had $44.8 million in borrowings under this facility and total capacity of $60.8 million.  Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of June 30, 2009, we were in compliance with these restrictive covenants.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months.  Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.

Operating Activities.  Cash provided by operating activities totaled $3.4 million for the six months ended June 30, 2009, compared to $1.0 million in the same period of 2008.  Cash provided by operating activities for the six months ended June 30, 2009 was primarily impacted by a reduction in accounts receivable which was partially offset by the seasonal buildup of inventory.  Cash provided by operating activities for the six months ended June 30, 2008 was primarily impacted by the buildup of inventory to support our retail sales growth, the buildup of raw materials required to fulfill our military contracts offset by the reduction of trade receivables and accounts payable.

Investing Activities.  Cash used in investing activities was $3.1 million for the six months ended June 30, 2009, compared to $2.3 million in the same period of 2008.  Cash used in investing activities in 2009 reflects an investment in property, plant and equipment of $3.1 million.  Our 2009 expenditures primarily relate to investments in our inventory fulfillment operations, investments in molds and equipment associated with our manufacturing operations and for information technology.  Our  2008 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities.  Cash used in financing activities for the six months ended June 30, 2009 was $1.7 million and reflects debt financing costs associated with the amendment of our credit facility with GMAC of $1.5 million and repayments on long-term debt of $0.2 million.  Cash used in financing activities for the six months ended June 30, 2008 was $2.2 million and reflects a decrease in net borrowings under the revolving credit facility of $2.0 million and repayments on long-term debt of $0.2 million.

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

The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31.  Further discussion of our pension plan and related assumptions is included in Note 10, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2009. Actual results would be different using other assumptions.  Management records an accrual for pension costs associated with our sponsored non-contributory defined benefit pension plan covering our non-union workers.  Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.  At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.

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

Internal Controls.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The 2009 Annual Meeting of Shareholders was held on May 18, 2009, and the following proposal was acted upon:

Proposal 1:      The election of Class I Directors of the Company, to serve until the 2011 Annual Meeting of Shareholders or until their successors are elected and qualified.

	Number of Shares Voted
	FOR	WITHHOLD AUTHORITY	TOTAL
Mike Brooks	4,452,599	144,787	4,597,386
Glen E. Corlett	4,470.133	127,253	4,597,386
Harley E Rouda, Jr.	4,418,931	178,456	4,597,386
James L. Stewart	4,451,899	145,487	4,597,386

The following individuals continue to serve as Class II Directors of the Company:
J. Patrick Campbell, Michael L. Finn, G. Courtney Haning and Curtis A Loveland.

Proposal 2:      To ratify the selection of Schneider Downs & Co., Inc. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Number of Shares Voted
FOR	AGAINST	ABSTAINED	TOTAL
4,527,277	30,977	39,139	4,597,387

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.
_____________________
*           Filed with this report.
+           Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: July 31, 2009	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.