Form 10-Q
period 2009-09-30
ROCKY BRANDS, INC.
filed 2009-10-30
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                            to ______________________

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

As of October 28, 2009, 5,554,465 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS
		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2009 and 2008 (Unaudited), and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

	Notes to Interim Unaudited Condensed Consolidated Financial Statements for the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008	6 –16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURE		26

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008	September 30, 2008
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,002,909	$4,311,313	$4,332,477
Trade receivables – net	58,296,661	60,133,493	72,654,591
Other receivables	1,598,829	1,394,235	1,289,396
Inventories	68,065,444	70,302,174	83,320,590
Deferred income taxes	2,173,391	2,167,966	1,978,946
Prepaid and refundable income taxes	247,011	75,481	-
Prepaid expenses	1,323,115	1,455,158	2,366,859
Total current assets	135,707,360	139,839,820	165,942,859
FIXED ASSETS – net	23,132,489	23,549,319	24,254,455
IDENTIFIED INTANGIBLES	30,627,527	31,020,478	36,044,132
OTHER ASSETS	3,304,123	2,452,501	2,154,179
TOTAL ASSETS	$192,771,499	$196,862,118	$228,395,625

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$7,683,778	$9,869,948	$14,492,182
Current maturities – long term debt	503,841	480,723	464,846
Accrued expenses:
Salaries and wages	1,161,324	480,500	1,043,421
Co-op advertising	795,147	636,408	673,703
Interest	1,648,116	451,434	1,870,687
Income taxes payable	-	-	96,666
Taxes - other	387,817	641,670	612,445
Commissions	341,903	387,242	463,735
Other	2,041,371	2,306,105	2,928,714
Total current liabilities	14,563,297	15,254,030	22,646,399
LONG TERM DEBT – less current maturities	82,940,392	87,258,939	107,115,967
DEFERRED INCOME TAXES	9,558,761	9,438,921	12,569,600
DEFERRED PENSION LIABILITY	3,919,603	3,743,552	967,930
DEFERRED LIABILITIES	197,010	216,920	202,096
TOTAL LIABILITIES	111,179,063	115,912,362	143,501,992
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2009 - 5,547,215; December 31, 2008 - 5,516,898 and September 30, 2008 - 5,508,398	54,387,752	54,250,064	54,193,211
Accumulated other comprehensive loss	(2,982,564)	(3,222,215)	(1,462,344)
Retained earnings	30,187,248	29,921,907	32,162,766
Total shareholders' equity	81,592,436	80,949,756	84,893,633
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$192,771,499	$196,862,118	$228,395,625

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NET SALES	$66,572,437	$72,500,603	$167,825,613	$193,492,740

COST OF GOODS SOLD	41,856,651	45,414,533	105,299,667	116,060,912

GROSS MARGIN	24,715,786	27,086,070	62,525,946	77,431,828

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,576,780	21,961,032	56,642,081	65,897,978

INCOME FROM OPERATIONS	6,139,006	5,125,038	5,883,865	11,533,850

OTHER INCOME AND (EXPENSES):
Interest expense, net	(1,955,485)	(2,285,051)	(5,665,905)	(7,101,237)
Other – net	224,442	34,254	257,899	31,385
Total other - net	(1,731,043)	(2,250,797)	(5,408,006)	(7,069,852)

INCOME BEFORE INCOME TAXES	4,407,963	2,874,241	475,859	4,463,998

INCOME TAX EXPENSE	1,626,518	500,000	210,518	1,056,000

NET INCOME	$2,781,445	$2,374,241	$265,341	$3,407,998

NET INCOME PER SHARE
Basic	$0.50	$0.43	$0.05	$0.62
Diluted	$0.50	$0.43	$0.05	$0.62

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	5,547,215	5,508,398	5,546,993	5,508,252
Diluted	5,547,215	5,512,634	5,546,993	5,518,138

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265,341	$3,407,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,772,894	4,712,408
Deferred compensation and other	395,792	78,766
Deferred income taxes	114,415	(408,638)
Loss (gain) on disposal of fixed assets	7,169	(35,739)
Stock compensation expense	137,688	195,251
Change in assets and liabilities
Receivables	1,632,238	(7,338,188)
Inventories	2,236,730	(7,916,926)
Other current assets	(39,487)	580,006
Other assets	660,878	129,860
Accounts payable	(2,140,244)	2,136,570
Accrued and other liabilities	1,472,318	1,752,250

Net cash provided by (used in) operating activities	9,515,732	(2,706,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,997,487)	(3,561,205)
Investment in trademarks and patents	(43,777)	(33,938)
Proceeds from sale of fixed assets	25,058	60,336

Net cash used in investing activities	(4,016,206)	(3,534,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	165,575,147	192,663,254
Repayments of revolving credit facility	(169,512,854)	(188,714,331)
Proceeds from long-term debt	-	355,398
Debt financing costs	(1,512,500)	-
Repayments of long-term debt	(357,723)	(268,539)

Net cash (used in) provided by financing activities	(5,807,930)	4,035,782

DECREASE IN CASH AND CASH EQUIVALENTS	(308,404)	(2,205,407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,311,313	6,537,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,002,909	$4,332,477

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month and nine-month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

We reviewed events for inclusion in our financial statements through October 30, 2009, the date that the accompanying financial statements were issued.  No subsequent events were identified which required disclosure herein.

The components of total comprehensive income are shown below:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$2,781,445	$2,734,241	$265,341	$3,407,998
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net gain	79,884	37,852	239,651	115,737
Total comprehensive income	$2,861,329	$2,772,093	$504,992	$3,523,735

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,134,000, $2,026,000 and $1,397,000 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

3.	INVENTORIES

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Unaudited)		(Unaudited)

Raw materials	$7,685,583	$7,311,837	$8,898,262
Work-in-process	671,388	351,951	671,586
Finished goods	59,764,173	62,676,986	73,816,742
Reserve for obsolescence or lower of cost or market	(55,700)	(38,600)	(66,000)
Total	$68,065,444	$70,302,174	$83,320,590

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008

Interest	$3,921,125	$5,249,383

Federal, state and local income taxes, net of refunds	$269,546	$647,200

Fixed asset purchases in accounts payable	$66,816	$502,874

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period.  The diluted earnings per share computation includes common share equivalents, when dilutive.  There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three-month and nine-month periods ended September 30, 2009 and 2008 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares outstanding	5,547,215	5,508,278	5,546,993	5,508,132

Dilutive stock options	-	4,236	-	9,886

Dilutive weighted average shares outstanding	5,547,215	5,512,514	5,546,993	5,518,018

Anti-dilutive stock options/weighted average shares outstanding	377,054	409,249	398,947	338,749

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

During 2008, we adopted a new accounting standard, issued by the FASB, related to fair value measurements and disclosures.  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, this standard was modified to delay the effective date for the implementation for certain non-financial assets and non-financial liabilities.  This standard is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008.  The adoption of this standard in 2008 did not have a material effect on our consolidated financial statements.  The aspects that were deferred by the modification of the fair value measurements and disclosures standard in February 2008 pertaining to non-financial assets and non-financial liabilities were effective for us beginning January 1, 2009.  Our adoption of these deferred reporting requirements in 2009 did not have a material effect on our consolidated financial statements.  In April 2009, the FASB modified the accounting standard related to fair value measurements and disclosures.  This standard, as modified, provides guidelines for making fair value measurements more consistent with the principles presented in the originally issued standard.  This standard, as modified, provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  This standard, as modified, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures.  This standard, as modified, is required to be adopted no later than the periods ending after June 15, 2009.  The adoption of the modifications to the fair value and disclosures standard in 2009 did not have a material effect on our consolidated financial statements.

In January 2009, we adopted a new accounting standard, issued by the FASB, related to business combinations.  The objective of this standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This standard establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008.  The adoption of the new business combinations standard did not have a material effect on our consolidated financial statements.

In January 2009, we adopted a new accounting standard related to consolidation.   The objective of this standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards that address:  the ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and non-controlling interest; changes in the parent’s ownership interest; and any retained non-controlling equity investment in a deconsolidated subsidiary.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of the new consolidation standard did not have a material effect on our consolidated financial statements.

In January 2009, we adopted a new accounting standard related to derivatives and hedging.  This standard intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  This standard also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of the new derivatives and hedging standard in 2009 did not have a material effect on our consolidated financial statements.

In April 2009, the FASB modified the accounting standard related to financial instruments.  This standard, as modified, requires disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This standard, as modified, is required to be adopted no later than the periods ending after June 15, 2009.  The adoption of the modifications to the financial instruments standard in 2009 did not have a material effect on our consolidated financial statements.

In June 2009, we adopted a new accounting standard related to investments – debt and equity securities.  This standard provides additional guidance to provide greater clarity about the credit and noncredit component of an, other-than-temporary, impairment event and to improve presentation and disclosure of other-than-temporary impairments in the financial statements.  This standard was required to be adopted no later than the periods ending after June 15, 2009.  The adoption of the investments - debt and equity securities standard in 2009 did not have a material effect on our consolidated financial statements.

In June 2009, we adopted a new accounting standard related to subsequent events.  The objective of this standard is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This standard is effective for interim or annual financial periods ending after June 15, 2009.    The adoption of the subsequent event standard did not have a material effect on our consolidated financial statements.

Accounting standards not yet adopted

In December 2008, the FASB modified the accounting standard related to compensation and retirement benefits.  This standard, as modified, requires enhanced disclosures about plan assets, and requires more detailed disclosures about employers' plan assets, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  This standard, as modified, is effective for fiscal years ending after December 15, 2009, and early adoption is permitted.  We are currently assessing the potential impact of the adoption of the compensation and retirement benefit standard, as modified, on our consolidated financial statement disclosures.

In June 2009, the FASB modified the accounting standard related to transfers and servicing.  This standard, as modified, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This standard, as modified, must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This standard, as modified, must be applied to transfers occurring on or after the effective date.  We are currently assessing the potential impact of the adoption of the transfers and servicing standard, as modified, on our consolidated financial statement disclosures.

In June 2009, the FASB modified the accounting standard related to consolidation.  This standard, as modified, intends to improve financial reporting by enterprises involved with variable interest entities.  This standard, as modified, addresses the effects on certain provisions  relating to the Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in the accounting standard related to  transfers and servicing; and constituent concerns about the application of certain key provisions of this standard, including those in which the  accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This standard, as modified, is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  We are currently assessing the potential impact of the adoption of the consolidation standard, as modified, on our consolidated financial statement disclosures.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2009, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 36% for both the three-month and nine-month periods ended September 30, 2009 and 2008.  During the three-month period ended September 30, 2009, we recognized an increase to income tax expense of $0.04 million related to the filing of our 2008 Federal income tax return which increased our effective tax rates for the three-month and nine-month periods ended September 30, 2009 to 36.9% and 44.2%, respectively.  During the three months ended September 30, 2008, we recognized a reduction to income tax expense related to the filing of the 2007 Federal income tax return of $0.6 million which reduced our effective tax rates for the three and nine month periods ended September 30, 2008 to 17.4% and 23.7%, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2009 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,353,319	1,919,371	433,948
Customer relationships	1,000,000	950,000	50,000
Total Identified Intangibles	$33,496,897	$2,869,371	$30,627,526

	Gross	Accumulated	Carrying
December 31, 2008	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,309,541	1,632,641	676,900
Customer relationships	1,000,000	800,000	200,000
Total Identified Intangibles	$33,453,119	$2,432,641	$31,020,478

	Gross	Accumulated	Carrying
September 30, 2008 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$28,278,595	$150,940	$28,127,655
Retail	6,900,000	-	6,900,000
Patents	2,303,989	1,537,513	766,476
Customer relationships	1,000,000	750,000	250,000
Total Identified Intangibles	$38,482,584	$2,438,453	$36,044,131

Amortization expense for intangible assets was $145,888 and $166,629 for the three months ended September 30, 2009 and 2008, respectively and $436,729 and $499,496 for the nine months ended September 30, 2009 and 2008, respectively.  The weighted average amortization period for patents is six years and for customer relationships is five years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2010	$43,467
2011	42,087
2012	42,087
2013	42,087
2014	42,087

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

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards.  As of September 30, 2009, we were authorized to issue approximately 376,103 shares under our existing plans.

The plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years.  The following summarizes stock option transactions from January 1, 2009 through September 30, 2009:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2009	435,801	$15.88
Issued	-	-
Exercised	-	-
Forfeited	(63,801)	$8.34
Options outstanding at September 30, 2009	372,000	$17.18

Options exercisable at:
January 1, 2009	412,051	$15.80
September 30, 2009	368,250	$17.20

Unvested options at January 1, 2009	23,750	$17.27
Granted	-	-
Vested	(8,750)	$22.87
Forfeited	(11,250)	$13.87
Unvested options at September 30, 2009	3,750	$14.40

During the nine-month period ended September 30, 2009, we issued 30,317 shares of common stock to members of our Board of Directors.  We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date.  The shares are fully vested but cannot be sold for one year.

In June 2009, our Board of Directors adopted a Rights Agreement, which provides for one preferred share purchase right to be associated with each share of our outstanding common stock.  Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock.  The rights are exercisable after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of our common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of the common stock.  Such exercise would ultimately entitle the holders of the rights to purchase at the exercise price, shares of common stock of the surviving corporation or purchaser, respectively, with an aggregate market value equal to two times the exercise price.  The person or groups effecting such 20 percent acquisition or undertaking such tender offer would not be entitled to exercise any rights.  These rights expire during July 2012.

10.	RETIREMENT PLANS

We sponsor a noncontributory defined benefit pension plan covering non-union workers in our Ohio and Puerto Rico operations.  Benefits under the non-union plan are based upon years of service and highest compensation levels as defined.  On December 31, 2005, we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees.

Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$28,843	$26,962	$86,529	$80,888
Interest	151,455	143,062	454,363	429,185
Expected return on assets	(121,614)	(171,312)	(364,841)	(513,938)
Amortization of unrecognized net gain or loss	61,785	17,115	185,357	51,557
Amortization of unrecognized transition obligation	-	897	-	3,139
Amortization of unrecognized prior service cost	18,098	19,840	54,294	61,041
Net pension cost	$138,567	$36,564	$415,702	$111,872

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NET SALES:
Wholesale	$54,455,334	$55,644,255	$128,388,832	$137,862,115
Retail	11,477,763	15,301,188	37,537,253	50,423,468
Military	639,340	1,555,160	1,899,528	5,207,157
Total Net Sales	$66,572,437	$72,500,603	$167,825,613	$193,492,740

GROSS MARGIN:
Wholesale	$19,453,302	$19,686,172	$44,611,073	$51,645,615
Retail	5,235,573	7,272,130	17,831,763	25,319,276
Military	26,911	127,768	83,110	466,937
Total Gross Margin	$24,715,786	$27,086,070	$62,525,946	$77,431,828

Segment asset information is not prepared or used to assess segment performance.

12.	LONG-TERM DEBT

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

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of September 30, 2009, we were in compliance with these restrictive covenants.

13.	FINANCIAL INSTRUMENTS

During 2008, we adopted a new accounting standard, issued by the FASB, related to fair value measurements and disclosures.  The fair values of cash, accounts receivable, other receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments.  Accounts receivable consists primarily of amounts due from our customers, net of allowances.  Other receivables consist primarily of amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries.  The carrying amount of the mortgages and other short-term financing obligations also approximates fair value, as they are comparable to the available financing in the marketplace during the year.

The carrying amount and fair value of our long-term debt not measured on a recurring basis subject to fair value reporting is as follows:

	September 30, 2009
	Carrying	Fair
	Amount	Value
Debt
Long-term debt and current maturities	$83,444,233	$78,956,766

We estimated the fair value of debt using market quotes and calculations based on market rates.

14.	RECLASSIFICATIONS

Certain amounts in the September 30, 2008 consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	62.9%	62.6%	62.7%	60.0%
Gross Margin	37.1%	37.4%	37.3%	40.0%

Selling, General and Administrative Expenses	27.9%	30.3%	33.8%	34.0%

Income From Operations	9.2%	7.1%	3.5%	6.0%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net sales. Net sales for the three months ended September 30, 2009 were $66.6 million compared to $72.5 million for the same period in 2008. Wholesale sales for the three months ended September 30, 2009 were $54.5 million compared to $55.6 million for the same period in 2008. The $1.2 million decrease in wholesale sales was the result of decreased sales in our work footwear and apparel categories, partially offset by increases in the Hunting, Western and Duty categories. Retail sales for the three months ended September 30, 2009 were $11.5 million compared to $15.3 million for the same period in 2008. The $3.8 million decrease in retail sales resulted from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base. In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations which resulted in reductions in SG&A expenses. Military segment sales for the three months ended September 30, 2009, were $0.6 million, compared to $1.6 million in the same period in 2008. Shipments in 2009 were under the $6.4 million contract issued in July 2007and the $29.0 million contract, issued in July 2009.

Gross margin. Gross margin for the three months ended September 30, 2009 was $24.7 million, or 37.1% of net sales, compared to $27.1 million, or 37.4% of net sales, in the same period last year. Wholesale gross margin for the three months ended September 30, 2009 was $19.5 million, or 35.7% of net sales, compared to $19.7 million, or 35.4% of net sales, in the same period last year. Retail gross margin for the three months ended September 30, 2009 was $5.2 million, or 45.6% of net sales, compared to $7.3 million, or 47.5% of net sales, for the same period in 2008. The 190 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business. Military gross margin for the three months ended September 30, 2009 was less than $0.1 million, or 4.2% of net sales, compared to $0.1 million, or 8.2% of net sales, for the same period in 2008.

SG&A expenses. SG&A expenses were $18.6 million, or 27.9% of net sales, for the three months ended September 30, 2009, compared to $22.0 million, or 30.3% of net sales for the same period in 2008. The net change primarily reflects decreases in compensation and benefits of $1.3 million, shipping expenses of $0.6 million, Lehigh mobile store expenses of $0.3 million, travel expenses of $0.2 million, advertising expenses of $0.2 million and show expenses of $0.2 million.

Interest expense. Interest expense was $2.0 million in the three months ended September 30, 2009, compared to $2.3 million for the same period in the prior year. The decrease of $0.3 million resulted from a reduction in average borrowings combined with lower interest rates compared to the same period last year.

Income taxes. Income tax expense for the three months ended September 30, 2009 was $1.6 million, compared to income tax expense of $0.5 million for the same period a year ago. We provided for income taxes at an estimated effective tax rate of 36% for the three months ended September 30, 2009 and 2008. During the three-month period ended September 30, 2009, we recognized an increase to income tax expense of $0.04 million related to the filing of our 2008 Federal income tax return which increased our effective tax rate for the three months ended September 30, 2009 to 36.9%. During the three-month period ended September 30, 2008, we recognized a reduction to income tax expense related to the filing of the 2007 Federal income tax return of $0.6 million which reduced our effective tax rate for the three-month period ended September 30, 2008 to 17.4%.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net sales. Net sales for the nine months ended September 30, 2009 were $167.8 million compared to $193.5 million for the same period in 2008. Wholesale sales for the nine months ended September 30, 2009 were $128.4 million compared to $137.9 million for the same period in 2008. The $9.5 million decrease in wholesale sales is the result of decreased sales in the majority of our footwear categories and apparel. Retail sales for the nine months ended September 30, 2009 were $37.5 million compared to $50.4 million for the same period in 2008. The $12.9 million decrease in retail sales results from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base. In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower costs. Military segment sales for the nine months ended September 30, 2009, were $1.9 million, compared to $5.2 million in the same period in 2008. Shipments in 2009 were under the $6.4 million contract issued in July 2007 and the $29.0 million contract, issued in July 2009.

Gross margin. Gross margin for the nine months ended September 30, 2009 was $62.5 million, or 37.3% of net sales, compared to $77.4 million, or 40.0% of net sales, in the same period last year. Wholesale gross margin for the nine months ended September 30, 2009 was $44.6 million, or 34.7% of net sales, compared to $51.6 million, or 37.5% of net sales, in the same period last year. The 280 basis point decrease is the result of additional sales of closeouts at reduced gross margins, an increase in manufacturing costs, and a decrease in sales price per unit for competitive reasons. Retail gross margin for the nine months ended September 30, 2009 was $17.8 million, or 47.5% of net sales, compared to $25.3 million, or 50.2% of net sales, for the same period in 2008. The 270 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business. Military gross margin for the nine months ended September 30, 2009 was $0.1 million, or 4.4% of net sales, compared to $0.5 million or 9.0% of net sales for the same period in 2009.

SG&A expenses. SG&A expenses were $56.6 million, or 33.8% of net sales, for the nine months ended September 30, 2009, compared to $65.9 million, or 34.0% of net sales for the same period in 2008. The net change primarily results from decreases in compensation and benefits expenses of $4.3 million, shipping expenses of $1.5 million, Lehigh mobile store expenses of $0.8 million, advertising expenses of $0.8 million, travel expenses of $0.6, professional and consulting fees of $0.5 million, and show expenses of $0.4 million, partially offset by a $0.5 million increase in bad debt expense.

Interest expense. Interest expense was $5.7 million in the nine months ended September 30, 2009, compared to $7.1 million for the same period in the prior year. The decrease of $1.4 million resulted from a reduction in average borrowings combined with lower interest rates compared to the same period last year.

Income taxes. Income tax expense for the nine months ended September 30, 2009 was $0.2 million, compared to income tax expense of $1.0 million for the same period a year ago. We provided for income taxes at an estimated effective tax rate of 36% for the nine months ended September 30, 2009 and 2008. During the three-month period ended September 30, 2009, we recognized an increase to income tax expense of $0.04 million related to the filing of our 2008 Federal income tax return which increased our effective tax rate for the nine months ended September 30, 2009 to 44.2%. During the nine-month period ended September 30, 2008, we recognized a reduction to income tax expense related to the filing of the 2007 Federal income tax return of $0.6 million which reduced our effective tax rate for the nine-month period ended September 30, 2008 to 23.7%.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $4.0 million for the first nine months of 2009, compared to $4.0 million for the same period in 2008. Capital expenditures for all of 2009 are anticipated to be approximately $4.5 million.

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

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2009, we had $40.8 million in borrowings under this facility and total capacity of $67.9 million. Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures. As of September 30, 2009, we were in compliance with these restrictive covenants.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.

Operating Activities. Cash provided by operating activities totaled $9.5 million for the nine months ended September 30, 2009, compared to cash used in operating activities of $2.7 million in the same period of 2008. Cash provided by operating activities for the nine months ended September 30, 2009 was primarily impacted by reductions in accounts receivable and inventory. Cash used in operating activities for the nine months ended September 30, 2008 was primarily impacted by the seasonal buildup of both inventory and accounts receivable.

Investing Activities. Cash used in investing activities was $4.0 million for the nine months ended September 30, 2009, compared to $3.5 million in the same period of 2008. Cash used in investing activities in 2009 reflects an investment in property, plant and equipment of $4.0 million. Our 2009 expenditures primarily relate to investments in our inventory fulfillment operations, investments in molds and equipment associated with our manufacturing operations and for information technology. Our 2008 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2009 was $5.8 million and reflects a decrease in net borrowings under the revolving credit facility of $3.9 million, debt financing costs associated with the amendment of our credit facility with GMAC of $1.5 million and repayments on long-term debt of $0.4 million. Cash provided by financing activities for the nine months ended September 30, 2008 was $4.0 million and reflects an increase in net borrowings under the revolving credit facility of $3.9 million and information technology software financing of $0.3 million, offset by repayments on long-term debt of $0.2 million.

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

Intangible assets

Intangible assets, including goodwill, trademarks and patents are reviewed for impairment annually, and more frequently, if necessary. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and our eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows are often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. A significant assumption of estimated cash flows from trademarks is future sales of branded products. Other assumptions include discount rates, royalty rates, cost of capital, and market multiples. An impairment charge may be recorded if the expected future cash flows decline.

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

The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 10, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2009. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored non-contributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Rocky Brands, Inc.

Date: October 30, 2009	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.