Form 10-K
period 2009-12-31
ROCKY BRANDS, INC.
filed 2010-03-02
CIK 895456

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-21026

ROCKY BRANDS, INC.
(Exact name of Registrant as specified in its charter)

Ohio	No. 31-1364046
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).  (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $19,306,712 on June 30, 2009.

There were 5,602,537 shares of the Registrant's Common Stock outstanding on February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Our products are distributed through three distinct business segments: wholesale, retail and military.  In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada.  Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers.  Our retail business includes direct sales of our products to consumers through our Lehigh Outfitters mobile and retail stores (including a fleet of trucks, supported by small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites.  We also sell footwear under the Rocky label to the U.S. military.

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

•
Diverse product sourcing and manufacturing capabilities.  We believe our strategy, of utilizing both company operated and third party facilities for the sourcing of our products, offers several advantages.  Operating our own facilities significantly improves our knowledge of the entire production process, which allows us to more efficiently source product from third parties that is of the highest quality and at the lowest cost available.  We intend to continue to source a higher proportion of our products from third party manufacturers, which we believe will enable us to obtain high quality products at lower costs per unit.

Growth Strategy

We intend to increase our sales through the following strategies:

•
Expand into new target markets under existing brands.  We believe there is significant opportunity to extend certain of our brands into our other target markets.  We intend to continue to introduce products across varying feature sets and price points in order to meet the needs of our retailers.

•
Cross-sell our brands to our retailers. We believe that many retailers of our existing and acquired brands target consumers with similar characteristics and, as a result, we believe there is significant opportunity to offer each of our retailers a broader assortment of footwear and apparel that target multiple markets and span a range of feature sets and price points.

•
Expand Business Internationally.  We intend to extend certain of our brands into international markets.  We believe this is a significant opportunity because of the long history and authentic heritage of these brands. We intend on growing our business internationally through a network of distributors.

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

Our products are marketed under four well-recognized, proprietary brands, Rocky, Georgia Boot, Durango and Lehigh, in addition to the licensed brands of Dickies, Michelin and Mossy Oak.

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

We currently offer work products targeted at the construction trades and agricultural and hospitality workers.  Our Dickies footwear incorporates specific design features to appeal to these workers and is offered at suggested retail price points ranging from $49.95 to $89.95.    Our licensing agreement for the Dickies brand expires on December 31, 2010 and is renewable at the option of the Williamson-Dickie Manufacturing Company.  We expect that our license to manufacture and distribute products bearing the Dickies brand will terminate upon the expiration of this agreement.  Sales of our Dickies branded merchandise approximated $11.2 million in 2009.

Zumfoot

We were disappointed with the results that the Zumfoot brand provided and terminated our licensing agreement with Zumfoot in February 2009.  We are currently liquidating the inventory at a reduced selling price.

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

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Michelin, Mossy Oak and Dickies products through a wide range of wholesale distribution channels. As of December 31, 2009, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

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

During the fourth quarter of 2009, we initiated a comprehensive series of actions to reduce the operating cost structure and increase the operating efficiency of our retail division.  These actions involved the closing of underperforming mini-stores and trucks in our retail division.

Lehigh is looking to expand its internet sales volume by offering some of our customers that are currently supported by our mobile truck fleet, incentives to fulfill their employee safety shoe requirements via the internet.

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

Military

While we are focused on continuing to build our wholesale and retail business, we also actively bid on footwear contracts with the U.S. military, which requires products to be made in the U.S.  Our manufacturing facilities in Puerto Rico, a U.S. territory, allow us to competitively bid for such contracts.  In July 2007, we were awarded a $6.4 million order to produce footwear for the U.S. military, which includes an option for four yearly renewals at similar amounts.  In January 2008, we were awarded a $5.0 million order to produce footwear for the U.S. Military, which includes an option for four yearly renewals at similar amounts.  In July 2009, we were awarded a $29.0 million blanket purchase order from the GSA to produce footwear for the U.S. Military through 2014.

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

We have focused the majority of our advertising efforts on consumers in support of our retail partners.  A key component of this strategy includes in-store point of purchase materials that add a dramatic focus to our brands and the products our retail partners carry.  We also advertise through targeted national and local cable programs and print publications aimed at audiences that share the demographic profile of our typical customers.  For example, we are a main sponsor of the hit outdoor TV shows, “Archer’s Choice” and “the Choice” featuring hosts Ralph and Vicki Cianciarulo;  Mossy Oak’s “Hunting the Country” on The Outdoor Channel; as well as “Obsession Revealed” and “Turkey Thugs” on the Pursuit Network.  In addition we advertise in such print publications as Outdoor Life and North American Hunter and on targeted cable broadcasts for NASCAR and NHRA on The Outdoor Channel and Versus television networks.  We also promote our products through event sponsorships.  We are a sponsor of the Kevin Harvick NASCAR racing team and the Kallita MotoSports NHRA racing team.  These events are broadcasted on the ESPN and FOX television networks.  These sponsorship properties provide significant national exposure for all of our brands, as well as direct connection to our target customers.  Our print advertisements and radio and television commercials emphasize the technical features of our products as well as their high quality, comfort, functionality and durability.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third party facilities, primarily in China.  We do not have long-term contracts with any of our third party manufacturers.  The products purchased from one of our third party manufacturers in China, with whom we have had a relationship for over 20 years, and which has historically accounted for a significant portion of our manufacturing, represented approximately 21% of our net sales in 2009.  We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available.  In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer.  Sourcing products from offshore third party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities.  We expect that a greater portion of our products will be sourced from third party facilities in the future.  Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Our products are primarily distributed in the United States and Canada.  During 2009, we expanded our distribution channels in South America, Europe and Asia.  We ship our products from our finished goods distribution facilities located near Logan and Columbus, Ohio; San Bernardino, California; and Waterloo, Ontario, Canada.  Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico.

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

Seasonality and Weather

Historically, we have experienced significant seasonal fluctuations in our business because we derive a significant portion of our revenues from sales of our outdoor products.  Many of our outdoor products are used by consumers in cold or wet weather.  As a result, a majority of orders for these products are placed by our retailers in January through April for delivery in July through October.  In order to meet demand, we must manufacture and source outdoor footwear year round to be in a position to ship advance orders for these products during the last two quarters of each year.  Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of each year.  In addition, mild or dry weather conditions historically have had a material adverse effect on sales of our outdoor products, particularly if they occurred in broad geographical areas during late fall or early winter.  Since 2005, we have experienced and we expect that we will continue to experience less seasonality and that our business will be subject to reduced weather risk because we now derive a higher proportion of our sales from work-related footwear products.  Generally, work, duty and western footwear is sold year round and is not subject to the same level of seasonality or variation in weather as our outdoor product lines.  However, because of seasonal fluctuations and variations in weather conditions from year to year, there is no assurance that the results for any particular interim period will be indicative of results for the full year or for future interim periods.

Backlog

At December 31, 2009, our backlog was $23.2 million compared to $13.6 million at December 31, 2008.  Our backlog at December 31, 2009 includes $11.6 million of orders under contracts with the U.S. Military versus $1.1 at December 31, 2008.  Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period.  Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results.  Generally, orders may be canceled by retailers prior to shipment without penalty.

Patents, Trademarks and Trade Names

We own numerous design and utility patents for footwear, footwear components (such as insoles and outsoles) and outdoor apparel in the U.S. and in foreign countries including Canada, Mexico, China and Taiwan.  We own U.S. and certain foreign registrations for the trademarks used in our business, including our marks Rocky, Georgia Boot, Durango and Lehigh.  In addition, we license trademarks, including Dickies, Gore-Tex, Mossy Oak and Michelin, in order to market our products.  We have an exclusive license through December 31, 2010 to use the Dickies brand for footwear in our target markets.  We expect that our license to manufacture and distribute products bearing the Dickies brand will terminate upon the expiration of this agreement.

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

Employees

At December 31, 2009, we had approximately 2,000 employees.  Approximately 1,350 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico.  None of our employees are represented by a union.  We believe our relations with our employees are good.

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

The development of our business has been, and will continue to be, highly dependent upon Mike Brooks, Chairman and Chief Executive Officer, David Sharp, President and Chief Operating Officer, and James E. McDonald, Executive Vice President, Chief Financial Officer and Treasurer.  Messrs. Brooks, Sharp, and McDonald each have an at-will employment agreement with us.  Each employment agreement provides that in the event of termination of employment, without cause, the terminated executive will receive a severance benefit. In the event of termination for any reason, the terminated executive may not compete with us for a period of one year.  None of our other executive officers and key employees has an employment agreement with our company.  The loss of the services of any of these officers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have an exclusive license through December 31, 2010 to use the Dickies brand on all footwear products, except nursing shoes.  The Dickies brand is well recognized by consumers, and we plan to introduce value priced Dickies footwear targeting additional markets, including outdoor, duty and western.  Our license with Dickies may be terminated by Dickies prior to December 31, 2010 if we do not achieve certain minimum net shipments in a particular year.  We expect that our license to manufacture and distribute products bearing the Dickies brand will terminate upon the expiration of this agreement.  The loss of our license to use the Dickies brand could have a material adverse effect on our competitive position and growth strategy, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Sales of our Dickies branded merchandise approximated $11.2 million in 2009.

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

Our credit facility and term loan agreements require us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities.  Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition.  As of December 31, 2009, we were in compliance with all financial restrictive covenants.

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

We own, subject to a mortgage, our 25,000 square foot executive offices that are located in Nelsonville, Ohio which are utilized by all segments.  We also own, subject to a mortgage, our 192,000 square foot finished goods distribution facility near Logan, Ohio which is utilized by our wholesale and retail segments.  We own outright our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our retail segment.  We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the wholesale and military segments. These leases expire in 2019.  In the Dominican Republic, we lease an 81,872 square foot manufacturing facility under a lease expiring in 2014 and lease two additional stand-alone buildings of 39,815 square feet and 24,053 square feet under leases which expire in 2014 and 2013, respectively and are utilized by our wholesale segment.  In Waterloo, Ontario, we lease a 30,300 square foot distribution facility under a lease expiring in 2012 which is utilized by our wholesale segment.

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

Market Information

Our common stock trades on the NASDAQ National Market under the symbol “RCKY.”  The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Quarter Ended	High	Low
March 31, 2008	$7.11	$4.80
June 30, 2008	$6.00	$4.61
September 30, 2008	$6.15	$2.82
December 31, 2008	$4.39	$2.25
March 31, 2009	$4.96	$2.71
June 30, 2009	$4.32	$3.23
September 30, 2009	$6.40	$3.66
December 31, 2009	$9.65	$5.55

On February 26, 2010, the last reported sales price of our common stock on the NASDAQ National Market was $8.48 per share.  As of February 26, 2010, there were 96 shareholders of record of our common stock.

We presently intend to retain our earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.  Future dividend policy will depend upon our earnings and financial condition, our need for funds and other factors.  Presently, our credit facility restricts the payment of dividends on our common stock.  At December 31, 2009, we had no retained earnings available for distribution.

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index, which is a published industry index.  The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2004, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05
Income Statement Data
Net sales	$229,486	$259,538	$275,267	$263,491	$296,023
Gross margin (% of sales)	36.8%	39.4%	39.2%	41.5%	37.6%
Net income (loss)	$1,175	$1,167	$(23,105)	$4,819	$13,014

Per Share
Net (loss) income
Basic	$0.21	$0.21	$(4.22)	$0.89	$2.48
Diluted	$0.21	$0.21	$(4.22)	$0.86	$2.33

Weighted average number of common shares outstanding
Basic	5,551	5,509	5,476	5,392	5,258
Diluted	5,551	5,513	5,476	5,578	5,585

Balance Sheet Data
Inventories	$55,420	$70,302	$75,404	$77,949	$75,387
Total assets	$163,390	$196,862	$216,724	$246,356	$236,134
Working capital	$94,324	$124,586	$135,318	$135,569	$119,278
Long-term debt, less current maturities	$55,080	$87,259	$103,220	$103,203	$98,972
Stockholders' equity	$82,478	$80,950	$81,725	$104,128	$99,093

The 2009 financial data reflects restructuring charges of $0.5 million, net of tax benefits.  The 2008, 2007 and 2006 financial data reflects non-cash intangible impairment charges of $3.0 million, $23.5 million and $0.5 million, net of tax benefits, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2009, and our capital resources and liquidity as of December 31, 2009 and 2008.  Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries.  Our fiscal year begins on January 1 and ends on December 31.  We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments.  We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements.  We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

Our products are distributed through three distinct business segments: wholesale, retail and military.  In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten-thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers.  Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of trucks, supported by small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites.  We also sell footwear under the Rocky label to the U.S. military.

2009 OVERVIEW

Highlights of our 2009 financial performance include the following:

•	Net sales decreased $30.0 million to $229.5 million from $259.5 million in 2008.

•	Gross margin decreased $17.6 million to $84.6 million from $102.2 million the prior year. Gross margin as a percentage of sales decreased 260 basis points to 36.8% from 39.4% in 2008.

•	SG&A expenses decreased $12.4 million to $75.1 million, or 32.7% of net sales in 2009 compared to $87.5 million, or 33.7% of net sales for 2008.

•	In 2009 we recognized $0.7 million of restructuring charges and in 2008 we recognized a non-cash intangible impairment charge of $4.9 million, relating to the carrying value of trademarks.

•
Net income for 2009 was $1.2 million, or $0.21 per diluted share, including a $0.5 million restructuring charge, net of tax benefits, compared to net income for 2008 of $1.2 million, or $0.21 per diluted share, including a $3.0 million non-cash intangible impairment charge, net of tax benefits.

•
Total debt minus cash and cash equivalents was $53.8 million or 39.0% of total capitalization at December 31, 2009 compared to $83.4 million or 49.5% of total capitalization at year-end 2008.  Total debt decreased $32.1 million to $55.6 million or 40.3% of total capitalization at December 31, 2009 compared to $87.7 million or 52.0% of total capitalization at December 31, 2008.

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

PERCENTAGE OF NET SALES

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.2%	60.6%	60.8%
Gross margin	36.8%	39.4%	39.2%
SG&A expense	32.7%	33.7%	35.0%
Restructuring charges	0.3%	0.0%	0.0%
Non-cash intangible impairment charges	0.0%	1.9%	9.0%
Income (loss) from operations	3.8%	3.8%	-4.8%

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales.  Net sales decreased 11.6% to $229.5 million for 2009 compared to $259.5 million the prior year.  Wholesale sales decreased $13.1 million to $174.3 million for 2009 compared to $187.3 million for 2008.  The $13.1 million decrease in wholesale sales is the result of decreased sales in the majority of our footwear categories and apparel.  Retail sales were $50.0 million in 2009 compared to $65.8 million for 2008.  The $15.8 million decrease in retail sales results from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base.  In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower costs.  Military segment sales, which occur from time to time, were $5.2 million for 2009 compared to $6.4 million in 2008.  Shipments in 2009 were under the $6.4 million contract issued in July 2007 and the $29.0 million contract, issued in July 2009.  Average list prices for our footwear, apparel and accessories were similar in 2009 compared to 2008.

Gross margin.  Gross margin decreased to $84.6 million or 36.8% of net sales for 2009 compared to $102.2 million or 39.4% of net sales for the prior year.  Wholesale gross margin for 2009 was $60.6 million, or 34.8% of net sales, compared to $68.5 million, or 36.6% of net sales in 2008.  The 180 basis point decrease is the result of additional sales of closeouts at reduced gross margins, an increase in manufacturing costs, and a decrease in sales price per unit for competitive reasons.  Retail gross margin for 2009 was $23.4 million, or 46.9% of net sales, compared to $33.2 million, or 50.4% of net sales, in 2008.  The 350 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin and lowest operating margin in our retail business.  Military gross margin in 2009 was $0.6 million, or 10.7% of net sales, compared to $0.6 million, or 9.1% of net sales in 2008.

SG&A expenses.  SG&A expenses were $75.1 million, or 32.7% of net sales in 2009 compared to $87.5 million, or 33.7% of net sales for 2008.  The net change primarily results from decreases in compensation and benefits expenses of $5.2 million, shipping expenses of $1.8 million, advertising expenses of $1.5 million, Lehigh mobile store expenses of $1.1 million, travel expenses of $0.7 million, telephone expense of $0.4 million and show expenses of $0.4 million.

Restructuring charges.  As a result of our decision during the Fourth quarter of 2009 to initiate a comprehensive series of actions to reduce the operating cost structure and, increase the operating efficiency of both our wholesale and retail divisions we recognized $0.7 million of restructuring charges.  These actions involved the relocation of our wholesale division’s customer care function from Franklin, TN to Nelsonville, OH, and the closing of underperforming mini-stores in our retail division.  These charges were composed of severance and employee benefits related costs; transition costs; and facility exit costs, which includes facility shut down and lease contract termination costs.

Non-cash intangible impairment charges.  Our 2009 evaluation of indefinite lived intangible assets indicated that none of these assets were impaired.  As a result of our annual evaluation of intangible assets, in 2008 we recognized impairment losses on the carrying values of the Lehigh and Gates trademarks of $4.0 million and $0.9 million, respectively.  We recognized tax benefits relating to the Lehigh and Gates trademark impairments of $1.6 million and $0.3 million, respectively.  We estimated fair value based on projections of the future cash flows for each of the trademarks.  We then compared the carrying value for each trademark to its estimated fair value.  Since the fair value of the trademark was less than its carrying value, we recognized the reductions in fair value as non-cash intangible impairment charges in our 2008 operating expenses.

Interest expense.  Interest expense was $7.5 million in 2009, compared to $9.3 million for the prior year.  The decrease of $1.8 million resulted from a reduction in average borrowings combined with lower interest rates compared to the same period last year.

Income taxes.  Income tax expense was $0.7 million in 2009, compared to an income tax benefit of $0.6 million for the same period a year ago.  In 2008, we recognized a $1.9 million benefit relating to the non-cash intangible impairment charge of $4.9 million;  a $0.6 million reduction in income tax expense related to the filing of the 2007 Federal income tax return; and, a $0.1 million reduction in income tax expense related to an adjustment of state deferred tax liabilities.

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

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our working capital decreased to $94.3 million at December 31, 2009, compared to $124.6 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology.  Capital expenditures were $4.9 million for 2009 and $4.8 million in 2008. Capital expenditures for 2010 are anticipated to be approximately $5.0 million.

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

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2009, we had $13.1 million in borrowings under this facility and total capacity of $50.0 million. Our credit facilities contain certain restrictive covenants which require us to maintain fixed charge coverage ratios; and places limits on the amount of our annual capital expenditures.  At December 31, 2009, we had no retained earnings available for dividends.  As of December 31, 2009, we were in compliance with these restrictive covenants.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.  Based on our expected borrowings for 2010, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.8 million in income before income taxes and cash flows.  The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

Cash Flows

Cash Flow Summary	2009	2008	2007
($ in millions)

Cash provided by (used in):
Operating activities	$35.9	$18.3	$16.5
Investing activities	(4.9)	(4.8)	(5.7)
Financing activities	(33.5)	(15.7)	(8.0)

Net change in cash and cash equivalents	$(2.5)	$(2.2)	$2.8

Operating Activities.  Net cash provided by operating activities totaled $35.9 million for Fiscal 2009, compared to $18.3 million for Fiscal 2008, and $16.5 million for Fiscal 2007.  The principal sources of net cash in 2009 included decreases of $14.2 million in accounts receivable, $14.9 million in inventory offset by decreases of $3.1 million in accounts payable.  The principal sources of net cash in 2008 included decreases of $5.1 million in accounts receivable, $5.1 million in inventory and $0.6 million in income taxes receivable offset by decreases of $2.1 million in accounts payable and $1.0 million in accrued and other liabilities.  The principal sources of net cash in 2007 included decreases of $2.5 million in inventory and $2.9 million in income taxes receivable combined with increases of $2.1 million in accounts payable and $1.7 million in accrued and other liabilities.

Investing Activities. Net cash used in investing activities was $4.9 million in Fiscal 2009 compared to $4.8 million in Fiscal 2008 and $5.7 million in Fiscal 2007.  The principal use of cash in 2009, 2008 and 2007 was for the purchase of molds and equipment associated with our manufacturing operations and for information technology software and system upgrades.

Financing Activities.  Cash used by financing activities during 2009 was $33.5 million compared to $15.7 million in 2008 and $8.0 million  in 2007.  Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity.  The Company’s financing activities during 2009 included repayments on long term debt of $0.5 million and debt financing costs of $1.5 million.  The Company’s financing activities during 2008 included cash proceeds from the issuance of debt of $0.4 million and repayments on long term debt of $0.4 million.  The Company’s financing activities during 2007 included cash proceeds from the issuance of debt of $40 million and proceeds from the exercise of stock options and related tax benefits of $0.4 million and repayments on long term debt of $32.8 million.

Borrowings and External Sources of Funds

Our borrowings and external sources of funds were as follows at December 31, 2009 and 2008:

	December 31
($ in millions)	2009	2008

Revolving credit facility	$13.1	$44.8
Term loans	40.0	40.0
Real estate obligations	2.3	2.7
Other	0.2	0.3
Total debt	55.6	87.8
Less current maturities	0.5	0.5
Net long-term debt	$55.1	$87.3

Our real estate obligations were $2.3 million at December 31, 2009.  The mortgage financing, completed in 2000, includes two of our facilities, with monthly payments of less than $0.1 million through 2014.

We lease certain machinery, trucks, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options.  Future minimum lease payments under non-cancelable operating leases are $1.5 million, $1.1 million, $0.7 million and $0.4 million for years 2010 through 2013, respectively, and $0.1 million for 2014, or approximately $3.8 million in total.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2009 resulting from financial contracts and commitments.  We have not included information on our recurring purchases of materials for use in our manufacturing operations.  These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2009:

	Payments due by Year
	$ millions
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$55.6	$0.5	$54.0	$1.0	$0.1
Minimum operating lease commitments	3.8	1.5	1.8	0.5	-
Minimum royalty commitments	3.8	2.0	1.8	-	-
Expected cash requirements for interest (1)	22.8	5.1	14.6	3.1	-
Total contractual obligations	$86.0	$9.1	$72.2	$4.6	$0.1

(1) Assumes the following interest rates which are consistent with rates as of December 31, 2009: (1) 5.0% on the $85 million revolving credit facility; (2) 11.5% on the $40 million five-year term loan;  and (3) 8.275% on the $2.3 million mortgage loans.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At December 31, 2009, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits.  Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions.  We were able to mitigate the effects of inflation during 2009 due to these factors.  It is anticipated that inflationary pressures during 2010 will be offset through decreases in the cost of sourcing our inventory.  We expect these reductions to be generated by price reductions with our suppliers resulting from the competitive pressures which they are currently experiencing as a result of the current global economic conditions.  Our suppliers are experiencing increased competition from other suppliers as a result of the underutilization of their available manufacturing capacity.

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

Revenue recognition

Revenue principally consists of sales to customers, and, to a lesser extent, license fees.  Revenue is recognized when goods are shipped and title passes to the customer, while license fees are recognized when earned.  Customer sales are recorded net of allowances for estimated returns, trade promotions and other discounts, which are recognized as a deduction from sales at the time of sale.

Accounts receivable allowances

Management maintains allowances for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances.  These reductions are influenced by historical experience, based on customer returns and allowances.  The actual amount of sales returns and allowances realized may differ from our estimates.  If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made.  Sales returns and allowances for sales returns were approximately 4.6% and 5.7% of sales for 2009 and 2008, respectively.

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

Intangible assets

Intangible assets, including goodwill, trademarks and patents are reviewed for impairment annually, and more frequently, if necessary.  We perform such testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.

In assessing whether indefinite-lived intangible assets are impaired, we must make certain estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, weighted average cost of capital and other factors such as; discount rates, royalty rates, cost of capital, and market multiples to determine the fair value of our assets.  These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each of our other indefinite-lived intangible assets.  Future events could cause us to conclude that indications of intangible asset impairment exist.  Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting segment.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  At December 31, 2009, approximately $13.1 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

FASB Accounting Standards Codification and the Hierarchy of GAAP

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”).  The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied in the preparation of financial statements of nongovernmental entities issued for periods ending after September 15, 2009.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification did not change GAAP and did not have a material impact on our consolidated financial statements.

Fair Value Measurements

In January 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Statement “Fair Value Measurements” related to nonfinancial assets and nonfinancial liabilities.  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In January 2009, we adopted the FASB’s Statement “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of this pronouncement did not have an impact on our consolidated financial statements.

Non-controlling Interests in Consolidated Financial Statements

In January 2009, we adopted the FASB’s statement “Non-controlling Interests in Consolidated Financial Statements.”  This statement improves the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements.  This statement requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, that any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value.  The adoption this pronouncement did not have an impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In June 2009, we adopted the FASB’s statement “Recognition and Presentation of Other-Than-Temporary Impairments.”  This statement provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other-than-temporary impairments in the financial statements.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In June 2009, we adopted the FASB’s statement “Interim Disclosures about Fair Value of Financial Instruments.”  This statement requires disclosures about fair value of financial instruments in interim as well as in annual financial statements.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2009, we adopted the FASB’s statement “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This statement expands the disclosure requirements to include more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Consolidation — Variable Interest Entities

In June 2009, the FASB issued new accounting rules related to the accounting and disclosure requirements for the consolidation of variable interest entities.  The new accounting rules are effective for the Company’s first fiscal year that begins after November 15, 2009.  We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statement disclosures.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new accounting rules for transfers of financial assets.  These new rules require greater transparency and additional disclosures for transfers of financial assets; the entity’s continuing involvement with them; and changes the requirements for derecognizing financial assets.  The new accounting rules are effective for financial asset transfers occurring after the beginning of the Company’s first fiscal year that begins after November 15, 2009.  We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statement disclosures.

Revenue Arrangements with Multiple Deliverables

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration; and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  This issue is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statement disclosures.

Fair Value Measurements

In January 2010, the FASB issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement”.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this pronouncement should not have an impact on our consolidated financial statement disclosures.

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

Our primary market risk results from fluctuations in interest rates.  We are also exposed to changes in the price of commodities used in our manufacturing operations.  However, commodity price risk related to the Company's current commodities is not material as price changes in commodities can generally be passed along to the customer.  We do not hold any market risk sensitive instruments for trading purposes.

The following item is market rate sensitive for interest rates for the Company: (1) long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2009 of $13.1 million.

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

Based on our expected borrowings for 2010, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.8 million in income before income taxes and cash flows.  The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

We do not have any interest rate management agreements as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2009, 2008, and 2007, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-30 hereof and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.  Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rocky Brands, Inc.:

We have audited Rocky Brands, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

 In our opinion, Rocky Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of Rocky Brands, Inc., and our report dated March 2, 2010 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.
Columbus, Ohio
March 2, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 19, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

The information required by this item is included under the captions “EXECUTIVE COMPENSATION” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is included under the caption “PRINCIPAL HOLDERS OF VOTING SECURITIES - OWNERSHIP OF COMMON STOCK BY MANAGEMENT,”  “- OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS,” and “EQUITY COMPENSATION PLAN INFORMATION,” in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION COMPENSATION COMMITTEE” and INTERLOCKS AND INSIDER PARTICIPATION/RELATED PARTY TRANSACTIONS” in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is included under the caption “REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS” in the Company’s Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)	The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2 - F-3

Consolidated Statements of Operations for the years ended
December 31, 2009, 2008, and 2007	F-4

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2009, 2008, and 2007	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2009, 2008, and 2007	F-6

Notes to Consolidated Financial Statements for the years ended
December 31, 2009, 2008, and 2007	F-7 - F-30

(2)
The following financial statement schedule for the years ended December 31, 2009, 2008, and 2007 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

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

4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).

10.1	Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.2	Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.3	Indemnification Agreement, dated December 12, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.4
Information concerning Indemnification Agreements substantially similar to Exhibit 10.  (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.5
Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.6	Company's Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-8, registration number 333-67357).

10.7	Form of Stock Option Agreement under the 1995 Stock Option Plan (incorporated by reference to Exhibit 10.28 to the 1995 Form 10-K).

10.8
Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9
Promissory Note, dated December 30, 1999, in favor of General Electric Capital Business Asset Funding Corporation in the amount of $1,050,000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 30, 2000 Form 10-Q”)).

10.10
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

10.12
Company’s Second Amended and Restated 1995 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders held on May 15, 2002, filed on April 15, 2002).

10.13	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.14
Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.15
Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.16
Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.17
Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.18
Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2008, filed with the Securities and Exchange Commission on December 18, 2008).

10.19
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

10.20
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

10.21
Amendment to the Rocky Brands, Inc. Agreement with J. Michael Brooks (dated April 16, 1985), dated December 22, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-Kfor the fiscal year ended December 31, 2008).

10.22
First Amendment to the Rocky Brands, Inc. 2004 Stock Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.23
Amendment No. 2 to the Amended and Restated Loan and Security Agreement, dated as of March 31, 2009, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, the financial institutions party thereto (each a “Lender” and collectively, the “Lenders”), and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2009, filed with the Securities and Exchange Commission on April 3, 2009).

10.24
Employment Agreement, dated June 12, 2008, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.25
Employment Agreement, dated June 12, 2008, between the Company and David Sharp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.26
Employment Agreement, dated June 12, 2008, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.27*	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2010.

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006).

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99.1*	Independent Registered Public Accounting Firm’s Report of Schneider Downs & Co., Inc. on Schedules.

99.2*	Financial Statement Schedule.

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

ROCKY BRANDS, INC.

Date: March 2, 2010	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mike Brooks	Chairman, Chief Executive Officer and	March 2, 2010
Mike Brooks	Director (Principal Executive Officer)

/s/ James E. McDonald	Executive Vice President and	March 2, 2010
James E. McDonald	Chief Financial Officer
(Principal Financial and Accounting Officer)

* Curtis A. Loveland	Secretary and Director	March 2, 2010
Curtis A. Loveland

* J. Patrick Campbell	Director	March 2, 2010
J. Patrick Campbell

* Glenn E. Corlett	Director	March 2, 2010
Glenn E. Corlett

* Michael L. Finn	Director	March 2, 2010
Michael L. Finn

* G. Courtney Haning	Director	March 2, 2010
G. Courtney Haning

* Harley E. Rouda	Director	March 2, 2010
Harley E. Rouda

* James L. Stewart	Director	March 2, 2010
James L. Stewart

* By: /s/ Mike Brooks
Mike Brooks, Attorney-in-Fact

ROCKY BRANDS, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2 - F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rocky Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Brands, Inc. and subsidiaries as of December 31, 2009, and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2010 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.
Columbus, Ohio
March 2, 2010

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$1,797,093	$4,311,313
Trade receivables – net	45,831,558	60,133,493
Other receivables	1,476,643	1,394,235
Inventories	55,420,467	70,302,174
Deferred income taxes	1,475,695	2,167,966
Income tax receivable	-	75,481
Prepaid expenses	1,309,138	1,455,158
Total current assets	107,310,594	139,839,820

FIXED ASSETS – net	22,669,876	23,549,319

IDENTIFIED INTANGIBLES	30,516,910	31,020,478

OTHER ASSETS	2,892,683	2,452,501

TOTAL ASSETS	$163,390,063	$196,862,118

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

CURRENT LIABILITIES:
Accounts payable	$6,781,534	$9,869,948
Current maturities - long term debt	511,870	480,723
Accrued expenses:
Salaries and wages	343,345	480,500
Co-op advertising	460,190	636,408
Interest	471,091	451,434
Taxes - other	440,223	641,670
Commissions	487,340	387,242
Current portion of pension funding	700,000	-
Income taxes payable	26,242	-
Other	2,764,783	2,306,105
Total current liabilities	12,986,618	15,254,030

LONG TERM DEBT-less current maturities	55,079,776	87,258,939

DEFERRED LIABILITIES:
Deferred income taxes	9,071,639	9,438,921
Pension liability	3,589,875	3,743,552
Other deferred liabilities	184,481	216,920

TOTAL LIABILITIES	80,912,389	115,912,362

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2009 - 5,576,465 and 2008 - 5,516,898; and additional paid-in capital	54,598,104	54,250,064
Accumulated other comprehensive loss	(3,217,144)	(3,222,215)
Retained earnings	31,096,714	29,921,907

Total shareholders' equity	82,477,674	80,949,756

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$163,390,063	$196,862,118

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007

NET SALES	$229,485,575	$259,538,145	$275,266,811

COST OF GOODS SOLD	144,928,219	157,294,936	167,272,735

GROSS MARGIN	84,557,356	102,243,209	107,994,076

OPERATING EXPENSES
Selling, general and administrative expenses	75,072,208	87,496,049	96,409,467
Restructuring charges	711,169	-	-
Non-cash intangible impairment charges	-	4,862,514	24,874,368
Total operating expenses	75,783,377	92,358,563	121,283,835

INCOME (LOSS) FROM OPERATIONS	8,773,979	9,884,646	(13,289,759)

OTHER INCOME AND (EXPENSES):
Interest expense	(7,500,513)	(9,318,454)	(11,643,870)
Other – net	577,856	(26,718)	389,519
Total other - net	(6,922,657)	(9,345,172)	(11,254,351)

INCOME (LOSS) BEFORE INCOME TAXES	1,851,322	539,474	(24,544,110)

INCOME TAX EXPENSE (BENEFIT)	676,515	(627,665)	(1,439,582)

NET INCOME (LOSS)	$1,174,807	$1,167,139	$(23,104,528)

NET INCOME (LOSS) PER SHARE
Basic	$0.21	$0.21	$(4.22)
Diluted	$0.21	$0.21	$(4.22)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	5,551,382	5,508,614	5,476,281

Diluted	5,551,382	5,513,430	5,476,281

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE - December 31, 2006	5,417,198	$53,238,841	$(993,182)	$51,882,391	$104,128,050

YEAR ENDED DECEMBER 31, 2007
Net loss				(23,104,528)	(23,104,528)
Change in pension liability, net of tax benefit of $32,682			(58,050)		(58,050)
Comprehensive loss					(23,162,578)
Stock compensation expense	7,595	340,479			340,479
Stock issued and options exercised including related tax benefits	63,500	418,640			418,640

BALANCE - December 31, 2007	5,488,293	$53,997,960	$(1,051,232)	$28,777,863	$81,724,591

YEAR ENDED DECEMBER 31, 2008
Adoption of SFAS 158 change in measursement date, net of tax benefit of $296,125			(526,850)	(23,095)	(549,945)
Net income				1,167,139	1,167,139
Change in pension liability, net of tax benefit of $979,187			(1,644,133)		(1,644,133)
Comprehensive loss					(1,026,939)
Stock compensation expense		218,163			218,163
Stock issued and options exercised including related tax benefits	28,605	33,941			33,941

BALANCE - December 31, 2008	5,516,898	$54,250,064	$(3,222,215)	$29,921,907	$80,949,756

YEAR ENDED DECEMBER 31, 2009
Net income				1,174,807	1,174,807
Change in pension liability, net of tax benefit of $2,876			5,071		5,071
Comprehensive income					1,179,878
Stock compensation expense	30,317	158,477			158,477
Stock issued and options exercised including related tax benefits	29,250	189,563			189,563

BALANCE - December 31, 2009	5,576,465	$54,598,104	$(3,217,144)	$31,096,714	$82,477,674

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,174,807	$1,167,139	$(23,104,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,337,942	6,430,910	5,761,976
Deferred income taxes	322,111	(2,772,194)	(1,778,154)
Deferred compensation and pension	(178,169)	130,153	(84,821)
(Gain) loss on disposal of fixed assets	40,710	(24,930)	43,632
Stock compensation expense	158,477	218,164	340,479
Intangible impairment charge	-	4,862,514	24,874,368
Write off of deferred financing costs for repayment	-	-	811,582
Change in assets and liabilities:
Receivables	14,219,527	5,078,071	(186,775)
Inventories	14,881,707	5,101,490	2,545,312
Income tax receivable	(75,481)	644,464	2,912,863
Other current assets	296,982	794,806	(645,616)
Other assets	1,075,734	(168,462)	1,164,845
Accounts payable	(3,127,202)	(2,095,531)	2,062,628
Accrued and other liabilities	789,855	(1,033,762)	1,740,839
Net cash provided by operating activities	35,917,000	18,332,832	16,458,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,918,816)	(4,810,370)	(5,842,107)
Proceeds from sales of fixed assets	41,424	61,885	250,002
Investment in trademarks and patents	(79,458)	(39,490)	(68,295)
Net cash used in investing activities	(4,956,850)	(4,787,975)	(5,660,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	214,198,296	250,144,347	273,823,538
Repayments of revolving credit facility	(245,865,589)	(265,953,951)	(287,973,509)
Proceeds from long-term debt	-	407,243	40,000,000
Repayments of long-term debt	(480,724)	(403,008)	(32,796,578)
Debt financing costs	(1,515,916)	-	(1,463,690)
Proceeds from exercise of stock options	164,532	32,938	372,275
Tax benefit related to stock options	25,031	1,003	46,365
Net cash used in financing activities	(33,474,370)	(15,771,428)	(7,991,599)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,514,220)	(2,226,571)	2,806,631

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,311,313	6,537,884	3,731,253

END OF PERIOD	$1,797,093	$4,311,313	$6,537,884

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Rocky Brands, Inc. (“Rocky”) and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. (“Lifestyle”), Five Star Enterprises Ltd. (“Five Star”), Rocky Canada, Inc. (“Rocky Canada”), Rocky Brands Wholesale, LLC, Rocky Brands International, LLC and Lehigh Outfitters, LLC, collectively referred to as the “Company.” All inter-company transactions have been eliminated.

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky Outdoor Gear, Georgia Boot, Durango, Lehigh and Dickies. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around four target markets: outdoor, work, duty and western. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of 70 trucks, supported by 19 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer account for more than 10% of consolidated net sales in 2009, 2008 or 2007.

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

Cash and Cash Equivalents - We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents are primarily held in four banks. Balances may exceed federally insured limits.

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,178,000 and $2,026,000 at December 31, 2009 and 2008, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of trade receivables - net as of December 31, 2009 and 2008. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

Supplier and Labor Concentrations - We purchase raw materials from a number of domestic and foreign sources. We currently buy the majority of our waterproof fabric, a component used in a significant portion of our shoes and boots, from one supplier (W.L. Gore & Associates, Inc.). We have had a relationship with this supplier for over 20 years and have no reason to believe that such relationship will not continue.

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

Identified intangible assets - Identified intangible assets consist of indefinite lived trademarks and definite lived trademarks, patents and customer lists. Indefinite lived intangible assets are not amortized.

If events or circumstances change, a determination is made by management, in accordance with the accounting standard for “Property, Plant and Equipment” to ascertain whether property, equipment and certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

In accordance with the accounting standard for “Intangibles – Goodwill and Other”, we test intangible assets with indefinite lives for impairment annually or when conditions indicate impairment may have occurred. We perform such testing of our indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $5,247,000, $7,005,000, and $6,709,000 for 2009, 2008 and 2007, respectively.

Revenue Recognition - Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends.

Shipping Costs - In accordance with the accounting standard for “Revenue Recognition,” all shipping costs billed to customers have been included in net sales. Shipping costs associated with those billed to customers and included in selling, general and administrative costs totaled approximately $5,547,000, $7,299,000 and $9,236,000 in 2009, 2008 and 2007, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

Per Share Information - Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2009	2008	2007
Basic - weighted average shares outstanding	5,551,382	5,508,614	5,476,281

Dilutive securities - stock options	-	4,816	-

Diluted - weighted average shares outstanding	5,551,382	5,513,430	5,476,281

Anti-Diluted securities - stock options	387,031	404,562	472,551

Comprehensive Income (Loss) - Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) is composed of two subsets – net income (loss) and other comprehensive income (loss).

Fair Value Measurements – The fair value accounting standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard clarifies how to measure fair value as permitted under other accounting pronouncements.

The fair value accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This standard also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Reclassifications – Certain amounts in the accompanying financial statements and footnotes thereto have been reclassified to conform to the current period’s presentation.

 Recently Adopted Accounting Pronouncements

FASB Accounting Standards Codification and the Hierarchy of GAAP

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied in the preparation of financial statements of nongovernmental entities issued for periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification did not change GAAP and did not have a material impact on our consolidated financial statements.

Fair Value Measurements

In January 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Statement “Fair Value Measurements” related to nonfinancial assets and nonfinancial liabilities.  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value to any new circumstances.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In January 2009, we adopted the FASB’s Statement “Disclosures about Derivative Instruments and Hedging Activities.”  This statement requires enhanced disclosures about derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of this pronouncement did not have an impact on our consolidated financial statements.

Non-controlling Interests in Consolidated Financial Statements

In January 2009, we adopted the FASB’s statement “Non-controlling Interests in Consolidated Financial Statements.” This statement improves the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. This statement requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, that any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The adoption this pronouncement did not have an impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In June 2009, we adopted the FASB’s statement “Recognition and Presentation of Other-Than-Temporary Impairments.” This statement provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other-than-temporary impairments in the financial statements. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In June 2009, we adopted the FASB’s statement “Interim Disclosures about Fair Value of Financial Instruments.” This statement requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2009, we adopted the FASB’s statement “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This statement expands the disclosure requirements to include more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Consolidation — Variable Interest Entities

In June 2009, the FASB issued new accounting rules related to the accounting and disclosure requirements for the consolidation of variable interest entities. The new accounting rules are effective for the Company’s first fiscal year that begins after November 15, 2009. We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statement disclosures.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new accounting rules for transfers of financial assets. These new rules require greater transparency and additional disclosures for transfers of financial assets; the entity’s continuing involvement with them; and changes the requirements for derecognizing financial assets. The new accounting rules are effective for financial asset transfers occurring after the beginning of the Company’s first fiscal year that begins after November 15, 2009. We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statement disclosures.

Revenue Arrangements with Multiple Deliverables

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration; and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  This issue is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statement disclosures.

Fair Value Measurements

In January 2010, the FASB issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement”.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this pronouncement should not have an impact on our consolidated financial statement disclosures.

2.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2009	2008

Raw materials	$5,438,055	$7,311,837
Work-in-process	497,914	351,951
Finished goods	49,522,542	62,676,986
Reserve for obsolescence or
lower of cost or market	(38,044)	(38,600)

Total	$55,420,467	$70,302,174

3.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2009	Amount	Amortization	Amount
Trademarks
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,388,999	2,015,667	373,332
Customer Relationships	1,000,000	1,000,000	-
Total Intangibles	$33,532,577	$3,015,667	$30,516,910

	Gross	Accumulated	Carrying
December 31, 2008	Amount	Amortization	Amount
Trademarks
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,309,541	1,632,641	676,900
Customer Relationships	1,000,000	800,000	200,000
Total Intangibles	$33,453,119	$2,432,641	$31,020,478

Amortization expense related to finite-lived intangible assets was approximately $583,000, $666,000 and $664,000 in 2009, 2008 and 2007, respectively. Such amortization expense will be approximately $46,000 for 2010 and $44,000 for 2011 through 2014.

The weighted average lives of patents and customer relationships are 5 years.

Intangible assets, including trademarks and patents are reviewed for impairment annually, and more frequently, if necessary. We perform such testing of indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Fair value, for the testing, of other indefinite-lived intangible assets is determined using the relief from royalty method.

In assessing whether indefinite-lived intangible assets are impaired, we must make certain estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, weighted average cost of capital and other factors such as; discount rates, royalty rates, cost of capital, and market multiples to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each of our indefinite-lived intangible assets. Future events could cause us to conclude that indications of intangible asset impairment exist. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting segment. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. Our 2009 evaluation did not result in the impairment of any of our indefinite lived intangible assets.

As a result of our 2008 evaluation, we recognized impairment losses on the carrying values of the Lehigh and Gates trademarks in the amounts of $4.0 million and $0.9 million, respectively, in the fourth quarter of 2008. We estimated fair value based on projections of the future cash flows for each of the trademarks. We then compared the carrying value for each trademark to its estimated fair value. Since the fair value of the trademark was less than its carrying value we recognized the reductions in fair value as non-cash intangible impairment charges in our 2008 operating expenses. These charges are reflected in operating expenses under the caption, “Non-cash intangible impairment charges.” The Lehigh trademark is reported under our Retail segment. The Gates trademark is reported under our Wholesale segment.

As a result of our 2007 evaluation, we recognized an impairment loss on the entire carrying value of our goodwill in the amount of $24.9 million in the fourth quarter of 2007. This evaluation indicated that the entire amount of goodwill was impaired, principally due to weakness in the calculated enterprise value in comparison to the carrying value. This charge is reflected in operating expenses under the caption, “Non-cash intangible impairment charges.” Because the trading value of our shares indicated a level of equity market capitalization below our book value at the time of the annual impairment test, there was indication that our goodwill could be impaired. In performing the first step of the impairment test, the company valued the wholesale segment, for which all the goodwill applied, based on the guideline company method. The companies we selected are publicly traded wholesale competitors who manufacture shoes and apparel. While the selected companies may differ from the wholesale division in terms of the specific products they provide, they have similar financial risks and operating performance and reflect current economic conditions for the footwear and apparel industry in general. As a result of this analysis, it was determined that an indication of impairment did exist and the results of the second step of the impairment test resulted in an impairment of $24.9 million; or $23.5 million, net of tax benefit; to our goodwill.

4.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2009	2008

Deferred financing costs	$2,010,624	$1,328,771
Prepaid royalties	446,595	643,050
Other	435,464	480,680
Total	$2,892,683	$2,452,501

5.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2009	2008

Land	$671,035	$671,035
Buildings	17,589,521	17,387,532
Machinery and equipment	28,698,770	27,044,564
Furniture and fixtures	4,259,742	4,202,216
Lasts, dies and patterns	13,804,952	12,842,480
Construction work-in-progress	203,614	14,419

Total	65,227,634	62,162,246

Less - accumulated depreciation	(42,557,758)	(38,612,927)

Net Fixed Assets	$22,669,876	$23,549,319

We incurred approximately $5,739,000, $5,765,000 and $5,098,000 in depreciation expense for 2009, 2008 and 2007, respectively.

6.	LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31,
	2009	2008
Bank - revolving credit facility	$13,081,791	$44,749,084
Term loans	40,000,000	40,000,000
Real estate obligations	2,309,140	2,661,695
Other	200,715	328,883
Total	55,591,646	87,739,662
Less - current maturities	511,870	480,723
Net long-term debt	$55,079,776	$87,258,939

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

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2009, we had $13.1 million in borrowings under this facility and total capacity of $50.0 million.

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

Our credit facilities contain certain restrictive covenants which require us to maintain fixed charge coverage ratios; and places limits on the amount of our annual capital expenditures.  Our credit facility places a restriction on the amount of dividends that may be paid.  At December 31, 2009, we had no retained earnings available for the payment of dividends.  As of December 31, 2009, we were in compliance with these restrictive covenants.

Long-term debt maturities are as follows for the years ended December 31:

2010	$511,870
2011	487,481
2012	53,533,305
2013	490,327
2014	532,476
Thereafter	36,187

Total	$55,591,646

As of December 31, 2009, our real estate obligations incur interest at a rate of 8.275%.

7.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options.  We incurred approximately $3,258,872, $3,297,618 and $3,613,000 in rent expense under operating lease arrangements for 2009, 2008 and 2007, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

2010	$1,500,159
2011	1,068,607
2012	714,867
2013	397,505
2014	82,125

Total	$3,763,263

8.	FINANCIAL INSTRUMENTS

During 2008, we adopted a new accounting standard issued by the FASB, related to fair value measurements and disclosures.

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets.

•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

•	Market approach (Level 1) - Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach (Level 2) - Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach (Level 3) - Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option-pricing and excess earning models).

The fair values of cash, accounts receivable, other receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments.  Accounts receivable consists primarily of amounts due from our customers, net of allowances.  Other receivables consist primarily of amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries.  The carrying amounts of the mortgages and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year.

The carrying amount and fair value of our long-term debt not measured on a recurring basis subject to fair value reporting is as follows:

	2009		2008
		Fair		Fair
	Carrying	Value	Carrying	Value
	Amount	(Level 2)	Amount	(Level 2)
Debt
Long-term debt and current maturities	$55,591,647	$53,655,448	$87,739,662	$83,474,798

We estimated the fair value of debt using market quotes and calculations based on market rates.

9.	INCOME TAXES

The Company accounts for income taxes in accordance with the accounting standard for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences.

	Years Ended December 31,
	2009	2008	2007
Federal:
Current	$(70,496)	$1,871,007	$194,685
Deferred	333,197	(2,145,508)	(1,415,442)
Total Federal	262,701	(274,501)	(1,220,757)

State & local:
Current	186,574	163,906	59,522
Deferred	4,540	(675,680)	(355,883)
Total State & local	191,114	(511,774)	(296,361)

Foreign
Current	238,326	109,616	84,365
Deferred	(15,626)	48,994	(6,829)
Total Foreign	222,700	158,610	77,536

Total	$676,515	$(627,665)	$(1,439,582)

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2009	2008	2007
Expected expense (benefit) at statutory rate	$653,852	$191,538	$(8,589,116)

Increase (decrease) in income taxes resulting from:

Exempt income from Dominican Republic operations due to tax holiday	(842,277)	(670,105)	(563,920)
Tax on repatriated earnings from Dominican Republic operations	842,277	464,116	563,920
Goodwill impairment	-	-	7,374,919
State and local income taxes	47,045	(114,095)	(248,867)
Section 199 manufacturing deduction	(2,041)	(37,152)	(13,711)
Meals and entertainment	71,254	69,420	85,958
Nondeductible penalties	2,010	51,183	19,556
Stock compensation expense	-	34,107	77,749
Provision to return filing adjustment	(95,605)	(616,677)	(146,070)
Other — net	-	-	-
Total	$676,515	$(627,665)	$(1,439,582)

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Deferred tax assets:
Asset valuation allowances and accrued expenses	$2,793,624	$3,343,150
Inventories	407,844	539,938
State and local income taxes	288,310	286,864
Pension and deferred compensation	326,867	131,124
Net operating losses	693,989	772,978
Total deferred tax assets	4,510,634	5,074,054
Valuation allowances	(582,343)	(640,068)
Total deferred tax assets	3,928,291	4,433,986

Deferred tax liabilities:
Fixed assets	(492,243)	(669,214)
Intangible assets	(10,324,861)	(10,336,591)
Other assets	(327,859)	(319,868)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)
Total deferred tax liabilities	(11,524,234)	(11,704,944)

Net deferred tax liability	$(7,595,943)	$(7,270,958)

Deferred income taxes - current	$1,475,694	$2,167,966
Deferred income taxes - non-current	(9,071,639)	(9,438,921)
	$(7,595,945)	$(7,270,955)

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

As of December 31, 2009, we had approximately $13,130,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations.  Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings.  If the Five Star and Rocky Canada undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $3,801,000 and $795,000, respectively.

On January 1, 2007, we adopted the provisions of the accounting standard for Income Taxes relating to uncertain tax provisions. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing the provisions of this accounting standard.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  We are no longer subject to U.S. Federal tax examinations for years before 2006.  State jurisdictions that remain subject to examination range from 2005 to 2008.  Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2003 to 2008.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of the accounting standard for Income Taxes relating to uncertain tax provisions, accrued interest or penalties were not material, and no such expenses were recognized during the year.

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

The accounting standard for Compensation – Retirement Benefits requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates previously permissible.  The new measurement date requirement was effective for fiscal years ending after December 15, 2008.  As a result, we changed our measurement date to December 31 and recognized the pension expense related to the period October 1, 2007 through December 31, 2007 as an adjustment to the January 1, 2008 beginning retained earnings and accumulated other comprehensive loss.

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

The funded status of the Company’s plan and reconciliation of accrued pension cost at December 31, 2009 and 2008 are presented below (information with respect to benefit obligations and plan assets are as of December 31):

	December 31,
	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$10,024,643	$9,809,903
Impact of adoption of the Compensation – Retirement
Benefits accounting standard change in measurment date	-	(97,223)
Service cost	115,372	107,851
Interest cost	605,817	572,246
Change in discount rate	-	-
Curtailment decrease	-	-
Actuarial (gain)/loss	816,376	-
Benefits paid	(380,658)	(368,134)
Projected benefit obligation at end of year	$11,181,550	$10,024,643

Change in plan assets:
Fair value of plan assets at beginning of year	$6,281,091	$9,684,179
Impact of adoption of the Compensation – Retirement
Benefits accounting standard change in measurment date	-	(943,294)
Actual return on plan assets	991,242	(2,091,660)
Benefits paid	(380,658)	(368,134)
Fair value of plan assets at end of year	$6,891,675	$6,281,091

Funded status:
Underfunded	$(4,289,875)	$(3,743,552)
Remaining unrecognized benefit obligation existing at transition	-	-
Unrecognized prior service costs due to plan amendments	-	-
Unrecognized net loss	-	-
Total	$(4,289,875)	$(3,743,552)

Amounts in accumulated other comprehensive income that have not yet been recognized as net pension cost:
Remaining unrecognized benefit obligation existing at transition	$-	$-
Unrecognized prior service costs due to plan amendments	326,043	398,435
Unrecognized net loss	4,774,048	4,709,603
Total	$5,100,091	$5,108,038

Amounts recognized in the consolidated financial statements:
Pension liability	$(4,289,875)	$(3,743,552)
Accumulated other comprehensive loss, net of tax effect of $1,882,947 for 2009 and $1,885,823 for 2008	3,217,144	3,222,215
Net amount recognized	$(1,072,731)	$(521,337)

Accumulated benefit obligation	$11,581,550	$9,906,852

Of the amounts in accumulated other comprehensive income as of December 31, 2009, we expect the following to be recognized as net pension cost in 2010:
Remaining unrecognized benefit obligation existing at transition	$-
Unrecognized prior service costs due to plan amendments	72,392
Unrecognized net loss	287,413
Total	$359,805

Net pension cost of our plan is as follows:

	Years Ended December 31,
	2009	2008	2007
Service cost	$115,372	$107,851	$105,197
Interest cost	605,817	572,246	558,025
Expected return on assets	(486,454)	(685,251)	(716,956)
Amortization of unrecognized net loss	247,143	68,673	-
Amortization of unrecognized transition obligation	-	4,036	10,762
Amortization of unrecognized prior service cost	72,392	73,913	91,529
Net periodic pension cost	$554,270	$141,468	$48,557

Our unrecognized benefit obligation existing at the date of transition for the plan is being amortized over 21 years.  Actuarial assumptions used in the accounting for the plan was as follows:

	December 31,
	2009	2008
Discount rate	6.00%	6.00%

Average rate increase in compensation levels	3.00%	3.00%

Expected long-term rate of return on plan assets	8.00%	8.00%

Our pension plan’s asset allocations at December 31, 2009 and 2008 by asset category are:

	December 31,
	2009	2008
Rocky common stock	8.0%	4.6%
Other equity securities	53.0%	45.4%
Municipal bonds	21.0%	37.8%
Cash and cash equivalents	18.0%	11.9%
Accrued income	0.0%	0.3%

Total	100.0%	100.0%

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

The expected benefit payments for pensions are as follows for the years ended December 31:

2010	$478,000
2011	491,000
2012	575,000
2013	592,000
2014	609,000
Thereafter	3,552,000

Total	$6,297,000

We anticipate making a contribution of approximately $700,000 to the pension plan in 2010.

Our overall investment strategy is to achieve a balanced return of income and growth of principal for long-term growth and for near-term benefit payments with a diversification of asset types and fund strategies.  The target allocation for plan assets is generally 55% equity, 40% fixed income and 5% cash.  Of the target allocation for equity securities, approximately 60% is allocated to U.S. large-cap, 20% to U.S. mid and small-cap companies and 20% to international equity.  The target allocation for fixed income is allocated 100% to government securities.

The fair values of our pension plan assets at December 31, 2009, by asset category are as follows:

	December 31, 2009
		Other
		significant	Significant
	Quoted	observable	unobservable
	Prices	inputs	inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$1,207,701	$-	$-	$1,207,701
Equity Securities:
U. S. companies	3,760,277	-	-	3,760,277
International companies	474,087	-	-	474,087
Government securites:
U.S. government agencies	754,610	-	-	754,610
Municipal obligations	695,000	-	-	695,000
	$6,891,675	$-	$-	$6,891,675

We also sponsor a 401(k) savings plan for substantially all of our employees.  We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service.  Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee.  This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees.  Our contributions to the 401(k) plan were approximately $1.0 million in 2009 and $1.1 million in, 2008 and 2007.

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

The Company has authorized 250,000 shares of voting preferred stock without par value.  No shares are issued or outstanding.  Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value.  Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2009 and 2008, respectively.

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

On January 1, 2006, we adopted the provisions of the accounting standard for Compensation – Stock Compensation, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of the accounting standard for “Compensation – Stock Compensation,” and recognized no compensation expense for stock option grants because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted this standard using the “modified prospective” method, which results in no restatement of prior period amounts.  Under this method, the provisions of the accounting standard for “Compensation – Stock Compensation” apply to all awards granted or modified after the date of adoption.  In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period.  We calculate the fair value of options using a Black-Scholes option pricing model.  For the twelve-month period ended December 31, 2006, our compensation expense related to stock option grants was approximately $391,674.  The impact per share of the adoption of the accounting standard for “Compensation – Stock Compensation” was $0.07 for both basic and diluted earnings per share.

On October 11, 1995, we adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to 400,000 common shares.  In May 1998, we adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares.  In addition in May 2002, our shareholders approved the issuance of a total of 400,000 additional common shares of our stock under the 1995 Stock Option Plan.  All employees, officers, directors, consultants and advisors providing services to us are eligible to receive options under the Plans.  On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan.  The 2004 Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of December 31, 2009, the Company is authorized to issue 376,103 options under the 2004 Stock Incentive Plan; no options can be granted under the amended and restated 1995 Stock Option Plan.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years.

The following summarizes stock option transactions from January 1, 2008 through December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	472,551	$15.37
Issued	-	$-
Exercised	(8,500)	$3.88
Forfeited	(28,250)	$10.88
Outstanding at December 31, 2008	435,801	$15.88	2.5	$1,980

Options exercisable at December 31, 2008	412,051	$15.80	2.3	$1,980

Unvested options at December 31, 2008	23,750	$17.27	5.7	$-

Outstanding at December 31, 2008	435,801	$15.88
Issued	-	$-
Exercised	(29,250)	$5.63
Forfeited	(71,301)	$8.97
Outstanding at December 31, 2009	335,250	$18.25	1.6	$188,358

Options exercisable at December 31, 2009	335,250	$18.25	1.6	$188,358

Unvested options at December 31, 2009	-	$-	0	$-

Fair value of options granted during the year:
2009		$-
2008		$-
2007		$7.82

In determining the estimated fair value of each option granted on the date of grant we use the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2009		2008		2007

Dividend yields	-	*	-	*	0%
Expected volatility	-	*	-	*	51%
Risk-free interest rates	-	*	-	*	4.76%
Expected life	-	*	-	*	6

* No options were issued in 2009 or 2008.

During the years ended December 31, 2009, 2008 and 2007, a total of 29,250, 8,500 and 63,500 options were exercised with an intrinsic value of approximately $0.1 million, zero and $0.7 million, respectively.  During the years ended December 31, 2009, 2008 and 2007, a total of zero, zero and 15,000 options were issued with a fair value of approximately zero, zero and $0.1 million, respectively.  During the year ended December 31, 2009, a total of 71,301 options were forfeited with a fair value of approximately $0.3 million.  A total of 5,000, 28,000 and 56,000 options vested during the years ended December 31, 2009, 2008 and 2007 with a fair value of zero, zero and zero, respectively.  At December 31, 2009, a total of zero options were unvested with a fair value of zero.  At December 31, 2008, a total of 23,750 options were unvested with a fair value of zero.  At December 31, 2007, a total of 51,750 options were unvested with a fair value of zero.  There are no unvested options as of December 31, 2009.  For the twelve-month periods ended December 31, 2009 and 2008, our compensation expense related to stock option grants was approximately $20,251 and $218,164, respectively.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2009	2008	2007

Interest paid	$6,749,462	$8,726,251	$10,009,485

Federal, state and local income taxes paid (refunds) - net	$222,629	$1,463,675	$(2,641,227)

Capitalized interest	$5,983	$7,555	$14,561

Fixed asset purchases in accounts payable	$151,534	$112,742	$56,166

14.	SEGMENT INFORMATION

Operating Segments - We operate our business through three business segments: wholesale, retail and military.

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

Military.  While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. As of December 31, 2009, we have three contracts totaling approximately $12.2 million to produce goods for the U.S. military.  These are annual contracts which contain options for yearly renewal over periods ranging from one to four years.  Our military sales fluctuate from year to year.

The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	Years Ended December 31,
	2009	2008	2007
NET SALES:
Wholesale	$174,260,798	$187,322,975	$202,594,947
Retail	50,007,177	65,837,775	70,714,315
Military	5,217,600	6,377,395	1,957,549
Total Net Sales	$229,485,575	$259,538,145	$275,266,811

GROSS MARGIN:
Wholesale	$60,562,741	$68,482,473	$70,443,168
Retail	23,435,034	33,182,929	36,123,123
Military	559,581	577,807	1,427,785	(a)
Total Gross Margin	$84,557,356	$102,243,209	$107,994,076

(a) Gross margin for 2007 includes a $1.2 million settlement of a previously cancelled military contract.

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group:

	2009	% of Sales	2008	% of Sales	2007	% of Sales
Work footwear	$124,095,030	54.1%	$151,285,523	58.3%	$160,415,927	58.3%
Outdoor footwear	26,541,959	11.6%	29,498,557	11.4%	31,457,005	11.4%
Western footwear	29,522,876	12.9%	30,971,343	11.9%	37,636,995	13.7%
Duty footwear	19,869,232	8.7%	17,860,778	6.9%	17,794,005	6.5%
Military footwear	5,217,600	2.3%	6,377,395	2.5%	1,957,549	0.7%
Apparel	12,210,926	5.3%	15,807,910	6.1%	16,385,664	6.0%
Other	12,027,952	5.2%	7,736,639	3.0%	9,619,666	3.5%

	$229,485,575	100%	$259,538,145	100%	$275,266,811	100%

Net sales to foreign countries, primarily Canada, represented approximately 2.4% in 2009, 3.0% of net sales in 2008, and 2.6% of net sales in 2007.

15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total Year
2009
Net sales	$50,064,561	$51,188,615	$66,572,437	$61,659,962		$229,485,575
Gross margin	20,092,488	17,717,672	24,715,786	$22,031,410		84,557,356
Net income (loss)	(1,121,136)	(1,394,968)	2,781,445	$909,466	(b)	1,174,807

Net income (loss) per common share:
Basic	$(0.20)	$(0.25)	$0.50	$0.16		$0.21
Diluted	$(0.20)	$(0.25)	$0.50	$0.16		$0.21

2008
Net sales	$60,484,716	$60,507,421	$72,500,603	$66,045,405		$259,538,145
Gross margin	25,949,665	24,396,093	27,086,070	24,811,381		102,243,209
Net income (loss)	300,915	732,842	2,374,241	(2,240,859	) (a)	1,167,139

Net income (loss) per common share:
Basic	$0.05	$0.13	$0.43	$(0.41)		$0.21
Diluted	$0.05	$0.13	$0.43	$(0.41)		$0.21

No cash dividends were paid during 2009 or 2008.

(a) Includes an impairment loss of approximately $2,977,000 or $0.54 per share, net of tax benefits.
(b) Includes restructuring charges of approximately $451,000 or $0.08 per share, net of tax benefits.

16.	RESTRUCTURING CHARGES

During the fourth quarter of 2009, we initiated a comprehensive series of actions to reduce the operating cost structure and increase the operating efficiency of both our wholesale and retail divisions.These actions involved the relocation of our wholesale division’s customer care function from Franklin, TN to Nelsonville, OH; and the closing of underperforming mini-stores and trucks in our retail division.  These charges were composed of severance and employee benefits related costs; transition costs; and facility exit costs, which includes facility shut down and lease contract termination costs.

The schedule below summarizes the charges included in the accompanying consolidated statement of operations for 2009 for our wholesale and retail divisions:

	Liability			Liability
	Beginning			Ending
	Balance			Balance
	12/31/2008	Expense	Payments	12/31/2009
Wholesale
Severance and employee benefits	$-	$240,252	$92,172	$148,080
Transition costs	-	40,978	40,978	-
Facility exit costs	-	47,213	15,738	31,475
Total Wholesale	$-	$328,443	$148,888	$179,555
Retail
Severance and employee benefits	$-	$63,881	$63,881	$-
Transition costs	-	107,381	71,290	36,091
Facility exit costs	-	211,464	50,747	160,717
Total Retail	$-	$382,726	$185,918	$196,808
Total	$-	$711,169	$334,806	$376,363

The liability ending balance at December 31, 2009 is included in our Consolidated Balance Sheet under Accrued Expenses.  The restructuring reserve balances presented are considered adequate to cover the committed restructuring actions that we expect to complete in 2010.  The $711,169 of restructuring charges recorded in 2009, are included in the Consolidated Statement of Operations under the caption:  Restructuring charges.