Form 10-Q
period 2010-03-31
ROCKY BRANDS, INC.
filed 2010-05-03
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of April 27, 2010, 5,605,537 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS
		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2010 and 2009 (Unaudited), and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three-Month Period Ended March 31, 2010 and 2009	6 –15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Reserved	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURE		24

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009	March 31, 2009
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,517,629	$1,797,093	$3,321,903
Trade receivables – net	39,994,342	45,831,558	47,488,146
Other receivables	1,216,568	1,476,643	1,806,231
Inventories	53,123,111	55,420,467	78,432,082
Deferred income taxes	1,475,695	1,475,695	2,167,966
Prepaid and refundable income taxes	420,150	-	1,440,697
Prepaid expenses	2,036,964	1,309,138	2,137,625
Total current assets	101,784,459	107,310,594	136,794,650
FIXED ASSETS – net	22,540,705	22,669,876	24,316,954
IDENTIFIED INTANGIBLES	30,519,994	30,516,910	30,883,011
OTHER ASSETS	2,817,110	2,892,683	4,005,577
TOTAL ASSETS	$157,662,268	$163,390,063	$196,000,192

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$8,916,985	$6,781,534	$10,443,348
Current maturities – long term debt	520,067	511,870	488,271
Accrued expenses:
Salaries and wages	940,916	343,345	805,303
Co-op advertising	186,588	460,190	411,053
Interest	1,617,629	471,091	1,598,394
Income taxes payable	-	26,242	-
Taxes – other	468,119	440,223	508,430
Commissions	496,856	487,340	366,481
Current portion of pension funding	700,000	700,000	-
Other	2,483,527	2,764,783	2,195,492
Total current liabilities	16,330,687	12,986,618	16,816,772
LONG TERM DEBT – less current maturities	46,225,039	55,079,776	85,710,049
DEFERRED INCOME TAXES	9,071,639	9,071,639	9,438,921
DEFERRED PENSION LIABILITY	3,638,475	3,589,875	3,802,236
DEFERRED LIABILITIES	186,227	184,481	193,518
TOTAL LIABILITIES	75,452,067	80,912,389	115,961,496
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding March 31, 2010 - 5,605,537; December 31, 2009 - 5,576,465 and March 31, 2009 - 5,547,215	54,801,424	54,598,104	54,380,256
Accumulated other comprehensive loss	(3,127,193)	(3,217,144)	(3,142,331)
Retained earnings	30,535,970	31,096,714	28,800,771
Total shareholders' equity	82,210,201	82,477,674	80,038,696
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$157,662,268	$163,390,063	$196,000,192

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
NET SALES	$56,078,986	$50,064,561

COST OF GOODS SOLD	37,322,137	29,972,073

GROSS MARGIN	18,756,849	20,092,488

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,024,687	19,946,128

INCOME FROM OPERATIONS	732,162	146,360

OTHER INCOME AND (EXPENSES):
Interest expense, net	(1,644,591)	(1,773,930)
Other – net	36,685	(124,566)
Total other - net	(1,607,906)	(1,898,496)

LOSS BEFORE INCOME TAXES	(875,744)	(1,752,136)

INCOME TAX BENEFIT	(315,000)	(631,000)

NET LOSS	$(560,744)	$(1,121,136)

NET LOSS PER SHARE
Basic	$(0.10)	$(0.20)
Diluted	$(0.10)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,603,125	5,546,541
Diluted	5,603,125	5,546,541

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(560,744)	$(1,121,136)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,433,982	1,583,101
Deferred compensation and other	140,297	115,166
Loss on disposal of fixed assets	536	73
Stock compensation expense	129,900	130,192
Change in assets and liabilities
Receivables	6,097,291	12,233,351
Inventories	2,297,356	(8,129,908)
Other current assets	(1,147,977)	(2,047,683)
Other assets	75,573	(40,576)
Accounts payable	2,139,438	640,846
Accrued and other liabilities	1,200,421	981,794
Net cash provided by operating activities	11,806,073	4,345,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,317,282)	(2,277,623)
Investment in trademarks and patents	(14,735)	(7,804)
Proceeds from sale of fixed assets	19,600	4,639
Net cash used in investing activities	(1,312,417)	(2,280,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	52,182,429	61,113,849
Repayments of revolving credit facility	(60,904,022)	(62,537,792)
Debt financing costs	-	(1,512,500)
Repayments of long-term debt	(124,947)	(117,399)
Proceeds from exercise of stock options	73,420	-
Net cash used in financing activities	(8,773,120)	(3,053,842)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,720,536	(989,410)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,797,093	4,311,313

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,517,629	$3,321,903

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2010 AND 2009

1.           INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month period ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The components of total comprehensive income are shown below:

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009

Net loss	$(560,744)	$(1,121,136)
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	89,951	79,884
Total comprehensive loss	$(470,793)	$(1,041,252)

2.           TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $954,000, $1,178,000 and $2,335,000 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

3.           INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Unaudited)		(Unaudited)

Raw materials	$8,894,581	$5,438,055	$9,034,852
Work-in-process	613,874	497,914	706,941
Finished goods	43,661,158	49,522,542	68,769,089
Reserve for obsolescence or lower of cost or market	(46,502)	(38,044)	(78,800)
Total	$53,123,111	$55,420,467	$78,432,082

4.           SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009

Interest	$319,446	$457,156

Federal, state and local income taxes, net of refunds	$131,848	$742,471

Fixed asset purchases in accounts payable	$147,547	$45,296

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

A reconciliation of the shares used in the basic and diluted income per common share computation for the three-month periods ended March 31, 2010 and 2009 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Weighted average shares outstanding	5,603,125	5,546,541
Dilutive stock options	-	-
Dilutive weighted average shares outstanding	5,603,125	5,546,541
Anti-dilutive stock options/weighted average shares outstanding	232,778	416,690

6.           RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

In June 2009, the FASB modified the accounting standard related to transfers and servicing.  This standard, as modified, intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This standard, as modified, must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This standard, as modified, must be applied to transfers occurring on or after the effective date.  The adoption of the transfers and servicing standard, as modified, did not have a material effect on our consolidated financial statements.

In June 2009, the FASB modified the accounting standard related to consolidation.  This standard, as modified, intends to improve financial reporting by enterprises involved with variable interest entities.  This standard, as modified, addresses the effects on certain provisions  relating to the Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in the accounting standard related to  transfers and servicing, and constituent concerns about the application of certain key provisions of this standard, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This standard, as modified, is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of the consolidation standard, as modified, did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements.”  This statement requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Statement “Fair Value Measurement”.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

Accounting standards not yet adopted

In September 2009, the Emerging Issues Task Force (“EITF”) issued “Revenue Arrangements with Multiple Deliverables.”  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting.  This issue eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This issue also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this issue.  In addition, for each reporting period in the initial year of adoption, this issue requires disclosure of the amount of revenue recognized subject to the measurement requirements of this issue and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements of Issue 00-21.  This issue is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statement disclosures.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2010, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.  We provided for income taxes at an estimated effective tax rate of 36% for the three-month periods ended March 31, 2010 and 2009.

8.           INTANGIBLE ASSETS

A schedule of intangible assets is as follows:
	Gross	Accumulated	Carrying
March 31, 2010 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,403,734	2,027,318	376,416
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,547,312	$3,027,318	$30,519,994

	Gross	Accumulated	Carrying
December 31, 2009	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,388,999	2,015,667	373,332
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,532,577	$3,015,667	$30,516,910

	Gross	Accumulated	Carrying
March 31, 2009 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,317,345	1,727,912	589,433
Customer relationships	1,000,000	850,000	150,000
Total Identified Intangibles	$33,460,923	$2,577,912	$30,883,011

Amortization expense for intangible assets was $11,652 and $145,271 for the three months ended March 31, 2010 and 2009, respectively.  The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2011	$45,449
2012	45,449
2013	45,449
2014	45,449
2015	45,449

9.           CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards.  As of March 31, 2010, we were authorized to issue approximately 360,031 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years.  The following summarizes stock option transactions from January 1, 2010 through March 31, 2010:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2010	335,250	$18.25
Issued	-	-
Exercised	(13,000)	$5.65
Forfeited	(32,500)	$12.16
Options outstanding at March 31, 2010	289,750	$19.49

Options exercisable at:
January 1, 2010	335,250	$18.25
March 31, 2010	289,750	$19.49

Unvested options at January 1, 2010	-
Granted	-
Vested	-
Forfeited	-
Unvested options at March 31, 2010	-

During the three-month period ended March 31, 2010, we issued 16,072 shares of common stock to members of our Board of Directors.  We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date.  The shares are fully vested but cannot be sold for one year.

In June 2009, our Board of Directors adopted a Rights Agreement, which provides for one preferred share purchase right to be associated with each share of our outstanding common stock.  Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock.  The rights are exercisable after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of our common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of our common stock.  Such exercise would ultimately entitle the holders of the rights to purchase at the exercise price, shares of common stock of the surviving corporation or purchaser, respectively, with an aggregate market value equal to two times the exercise price.  The person or groups effecting such 20 percent acquisition or undertaking such tender offer would not be entitled to exercise any rights.  These rights expire during July 2012.

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

Net pension cost of the Company’s plan is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009

Service cost	$19,977	$28,843
Interest	161,677	151,454
Expected return on assets	(133,054)	(121,614)
Amortization of unrecognized net gain or loss	71,853	61,786
Amortization of unrecognized transition obligation	-	-
Amortization of unrecognized prior service cost	18,098	18,098
Net pension cost	$138,551	$138,567

Our unrecognized benefit obligations existing at the date of transition for the non-union plan are being amortized over 21 years.  Actuarial assumptions used in the accounting for the plan were as follows:

	2010	2009

Discount rate	5.91%	6.00%

Average rate of increase in compensation levels	3.0%	3.0%

Expected long-term rate of return on plan assets	8.0%	8.0%

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

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
NET SALES:
Wholesale	$37,904,864	$36,029,908
Retail	12,925,940	13,712,294
Military	5,248,182	322,359
Total Net Sales	$56,078,986	$50,064,561

GROSS MARGIN:
Wholesale	$12,177,996	$13,304,288
Retail	5,903,259	6,766,486
Military	675,594	21,714
Total Gross Margin	$18,756,849	$20,092,488

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

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of March 31, 2010, we were in compliance with these restrictive covenants.

13.         FINANCIAL INSTRUMENTS

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

The carrying amount and fair value of our long-term debt not measured on a recurring basis subject to fair value reporting is as follows:

	(Unaudited)
	March 31, 2010
	Carrying	Fair
	Amount	Value
Debt
Long-term debt and current maturities	$46,745,106	$42,699,800

We estimated the fair value of debt using market quotations and calculations based on market rates.

14.         RESTRUCTURING

During the fourth quarter of 2009, we initiated a comprehensive series of actions to reduce the operating cost structure and increase the operating efficiency of both our wholesale and retail divisions.   These actions involved the relocation of our wholesale division’s customer care function from Franklin, TN to Nelsonville, OH; and the closing of underperforming mini-stores and trucks in our retail division.  These charges were composed of severance and employee benefits related costs, transition costs, and facility exit costs, which includes facility shut down and lease contract termination costs.

The schedule below summarizes the charges included in the accompanying consolidated financial statements for the first quarter of 2010 for our wholesale and retail divisions:

	Liability Beginning Balance 12/31/2009	(Unaudited) Expense	(Unaudited) Payments	(Unaudited) Liability Ending Balance 3/31/2010

Wholesale
Severance and employee benefits	$148,080	$-	$134,018	$14,062
Transition costs	-	-	-	-
Facility exit costs	31,475	-	31,475	-
Total Wholesale	$179,555	$-	$165,493	$14,062
Retail
Severance and employee benefits	$-	$-	$-	$-
Transition costs	36,091	-	27,562	8,529
Facility exit costs	160,717	-	97,132	63,585
Total Retail	$196,808	$-	$124,694	$72,114

Total	$376,363	$-	$290,187	$86,176

The liability ending balance at December 31, 2009 and March 31, 2010 is included in our Consolidated Balance Sheet under Accrued Expenses.

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

	Three Months Ended
	March 31,
	2010	2009
Net Sales	100.0%	100.0%
Cost Of Goods Sold	66.6%	59.9%
Gross Margin	33.4%	40.1%

Selling, General and Administrative Expenses	32.1%	39.8%

Income From Operations	1.3%	0.3%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net sales.  Net sales for the three months ended March 31, 2010 were $56.1 million compared to $50.1 million for the same period in 2009.  Wholesale sales for the three months ended March 31, 2010 were $37.9 million compared to $36.0 million for the same period in 2009.  The $1.9 million increase in wholesale sales was the result of increased sales in our work, western and hunting footwear categories, partially offset by a decrease in sales in our duty category.  Retail sales for the three months ended March 31, 2010 were $12.9 million compared to $13.7 million for the same period in 2009.  The $0.8 million decrease in retail sales resulted from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base.  In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations which resulted in reductions in SG&A expenses.  Military segment sales for the three months ended March 31, 2010, were $5.2 million, compared to $0.3 million in the same period in 2009.  Shipments in 2010 were under the  $29.0 million contract, issued in July 2009.

Gross margin.  Gross margin for the three months ended March 31, 2010 was $18.8 million, or 33.4% of net sales, compared to $20.1 million, or 40.1% of net sales, in the same period last year.  Wholesale gross margin for the three months ended March 31, 2010 was $12.2 million, or 32.1% of net sales, compared to $13.3 million, or 36.9% of net sales, in the same period last year.  The 480 basis point decrease is primarily the result of an increase in manufacturing costs.  Retail gross margin for the three months ended March 31, 2010 was $5.9 million, or 45.7% of net sales, compared to $6.8 million, or 49.3% of net sales, for the same period in 2009.  The 360 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business.  Military gross margin for the three months ended March 31, 2010 was $0.7 million, or 12.9% of net sales, compared to less than $0.1 million, or 6.7% of net sales, for the same period in 2009.

SG&A expenses.  SG&A expenses were $18.0 million, or 32.1% of net sales, for the three months ended March 31, 2010, compared to $19.9 million, or 39.8% of net sales for the same period in 2009.  The net change primarily reflects decreases in compensation and benefits of $1.2 million, bad debt expense of $0.3 million and Lehigh store expenses of $0.2 million.

Interest expense.  Interest expense was $1.6 million in the three months ended March 31, 2010, compared to $1.8 million for the same period in the prior year.  The decrease of $0.2 million resulted from a reduction in average borrowings compared to the same period last year, partially offset by an increase in interest rates.  Interest rates increased as a result of the amendment to our revolving credit facility in March 2009.

Income taxes.  Income tax benefit for the three months ended March 31, 2010 was $0.3 million, compared to $0.6 million for the same period a year ago.  We provided for income taxes at effective tax rates of 36%.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.  Capital expenditures were $1.3 million for the first three months of 2010, compared to $2.2 million for the same period in 2009. Capital expenditures for all of 2010 are anticipated to be approximately $4.5 million.

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

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of March 31, 2010, we had $4.4 million in borrowings under this facility and total capacity of $45.5 million.  Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of March 31, 2010, we were in compliance with these restrictive covenants.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months.  Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.

Operating Activities.  Cash provided by operating activities totaled $11.8 million for the three months ended March 31, 2010, compared to $4.3 million in the same period of 2009.  Cash provided by operating activities for the three months ended March 31, 2010 was primarily impacted by reductions in accounts receivable and inventory.  Cash provided by operating activities for the three months ended March 31, 2009 was primarily impacted by a reduction in accounts receivable, partially offset by an increase in inventory.

Investing Activities.  Cash used in investing activities was $1.3 million for the three months ended March 31, 2010, compared to $2.3 million in the same period of 2009.  Cash used in investing activities reflects an investment in property, plant and equipment of $1.3 million in 2010 and $2.3 million in 2009. Our 2010 and 2009 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities.  Cash used in financing activities for the three months ended March 31, 2010 was $8.8 million and reflects a decrease in net borrowings under the revolving credit facility of $8.7 million and repayments on long-term debt of $0.1 million. Cash used in financing activities for the three months ended March 31, 2009 was $3.1 million and reflects a decrease in net borrowings under the revolving credit facility of $1.4 million, debt financing costs associated with the amendment of our credit facility with GMAC of $1.5 million and repayments on long-term debt of $0.1 million.

Inflation
We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

In assessing whether indefinite-lived intangible assets are impaired, we must make certain estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, weighted average cost of capital and other factors such as discount rates, royalty rates, cost of capital, and market multiples to determine the fair value of our assets.  These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each of our other indefinite-lived intangible assets.  Future events could cause us to conclude that indications of intangible asset impairment exist.  Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting segment.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31.  Further discussion of our pension plan and related assumptions is included in Note 10, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2010. Actual results would be different using other assumptions.  Management records an accrual for pension costs associated with our sponsored non-contributory defined benefit pension plan covering our non-union workers.  Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.  At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.   Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission.  One or more of these factors have affected, and in the future could affect our businesses and financial results and could cause actual results to differ materially from plans and projections.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management.  We assume no obligation to update any forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2009.

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

Internal Controls.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - RESERVED

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

Rocky Brands, Inc.

Date: May 3, 2010	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.