Form 10-Q
period 2010-06-30
ROCKY BRANDS, INC.
filed 2010-08-03
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to

Commission file number:  1-34382

ROCKY BRANDS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1364046
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer ☐       Accelerated filer☐       Non-accelerated filer ☐       Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES☐ NO ☒

As of July 29, 2010, 7,406,787 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

		PAGE
		NUMBER

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets June 30, 2010 and 2009 (Unaudited), and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three-Month and Six-Month Periods Ended June 30, 2010 and 2009	6 – 15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Reserved	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURE		25

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009	June 30, 2009
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,166,143	$1,797,093	$2,865,461
Trade receivables – net	40,782,470	45,831,558	44,454,476
Other receivables	1,182,335	1,476,643	1,924,195
Inventories	61,811,667	55,420,467	79,286,477
Deferred income taxes	1,475,695	1,475,695	2,167,966
Prepaid and refundable income taxes	325,493	-	2,413,523
Prepaid expenses	1,876,888	1,309,138	1,983,480
Total current assets	110,620,691	107,310,594	135,095,578
FIXED ASSETS – net	22,436,535	22,669,876	23,777,945
IDENTIFIED INTANGIBLES	30,512,822	30,516,910	30,769,248
OTHER ASSETS	2,112,475	2,892,683	3,609,296
TOTAL ASSETS	$165,682,523	$163,390,063	$193,252,067

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$13,415,750	$6,781,534	$8,504,099
Current maturities – long term debt	528,434	511,870	495,976
Accrued expenses:
Salaries and wages	1,080,435	343,345	830,733
Co-op advertising	259,779	460,190	522,670
Interest	181,502	471,091	459,483
Income taxes payable	-	26,242	-
Taxes – other	535,101	440,223	502,032
Commissions	493,086	487,340	339,379
Current portion of pension funding	700,000	700,000	-
Other	2,216,962	2,764,783	2,351,937
Total current liabilities	19,411,049	12,986,618	14,006,309
LONG TERM DEBT – less current maturities	36,370,863	55,079,776	87,023,125
DEFERRED INCOME TAXES	9,071,639	9,071,639	9,438,921
DEFERRED PENSION LIABILITY	3,687,075	3,589,875	3,860,920
DEFERRED LIABILITIES	187,973	184,481	195,264
TOTAL LIABILITIES	68,728,599	80,912,389	114,524,539
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2010 - 7,406,787; December 31, 2009 - 5,576,465 and June 30, 2009 - 5,547,215	68,931,586	54,598,104	54,384,172
Accumulated other comprehensive loss	(3,037,242)	(3,217,144)	(3,062,448)
Retained earnings	31,059,580	31,096,714	27,405,804
Total shareholders' equity	96,953,924	82,477,674	78,727,528
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$165,682,523	$163,390,063	$193,252,067

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NET SALES	$55,223,054	$51,188,615	$111,302,040	$101,253,176

COST OF GOODS SOLD	36,123,970	33,470,943	73,446,107	63,443,016

GROSS MARGIN	19,099,084	17,717,672	37,855,933	37,810,160

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,163,354	18,119,173	34,188,041	38,065,301

INCOME (LOSS) FROM OPERATIONS	2,935,730	(401,501)	3,667,892	(255,141)

OTHER INCOME AND (EXPENSES):
Interest expense, net	(2,121,552)	(1,936,490)	(3,766,143)	(3,710,420)
Other – net	3,432	158,023	40,117	33,457
Total other - net	(2,118,120)	(1,778,467)	(3,726,026)	(3,676,963)

INCOME (LOSS) BEFORE INCOME TAXES	817,610	(2,179,968)	(58,134)	(3,932,104)

INCOME TAX EXPENSE (BENEFIT)	294,000	(785,000)	(21,000)	(1,416,000)

NET INCOME (LOSS)	$523,610	$(1,394,968)	$(37,134)	$(2,516,104)

NET INCOME (LOSS) PER SHARE
Basic	$0.08	$(0.25)	$(0.01)	$(0.45)
Diluted	$0.08	$(0.25)	$(0.01)	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	6,535,812	5,547,215	6,072,045	5,546,880
Diluted	6,557,289	5,547,215	6,072,045	5,546,880

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,134)	$(2,516,104)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,808,696	3,175,594
Deferred pension and other	280,594	255,479
Loss on disposal of fixed assets	15,100	8,468
Stock compensation expense	129,900	134,108
Change in assets and liabilities
Receivables	5,343,396	15,149,057
Inventories	(6,391,200)	(8,984,303)
Other current assets	(893,243)	(2,866,364)
Other assets	930,208	355,705
Accounts payable	6,635,696	(1,392,390)
Accrued and other liabilities	(226,349)	102,875
Net cash provided by operating activities	8,595,664	3,422,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,589,880)	(3,114,629)
Investment in trademarks and patents	(19,327)	(39,610)
Proceeds from sale of fixed assets	21,360	19,323
Net cash used in investing activities	(2,587,847)	(3,134,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	126,138,795	117,213,842
Repayments of revolving credit facility	(115,579,265)	(117,197,776)
Debt financing costs	(150,000)	(1,512,500)
Repayments of long-term debt	(29,251,879)	(236,627)
Issuance of common stock, net of issuance costs	14,123,612	-
Proceeds from exercise of stock options	79,970	-
Net cash used in financing activities	(4,638,767)	(1,733,061)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,369,050	(1,445,852)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,797,093	4,311,313

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,166,143	$2,865,461

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2010 AND 2009

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month and six-month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The components of total comprehensive income (loss) are shown below:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$523,610	$(1,394,968)	$(37,134)	$(2,516,104)
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	89,951	79,883	179,902	159,767
Total comprehensive income (loss)	$613,561	$(1,315,085)	$142,768	$(2,356,337)

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $951,000, $1,178,000 and $1,793,000 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

3.	INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Unaudited)		(Unaudited)
Raw materials	$10,987,932	$5,438,055	$9,560,424
Work-in-process	581,874	497,914	673,914
Finished goods	50,288,419	49,522,542	69,104,239
Reserve for obsolescence or lower of cost or market	(46,558)	(38,044)	(52,100)
Total	$61,811,667	$55,420,467	$79,286,477

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009

Interest	$3,282,283	$3,345,363

Federal, state and local income taxes, net of refunds	$331,181	$928,666

Fixed asset purchases in accounts payable	$150,054	$139,283

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three-month and six-month periods ended June 30, 2010 and 2009 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares outstanding	6,535,812	5,547,215	6,072,045	5,546,880

Dilutive stock options	21,477	-	-	-

Dilutive weighted average shares outstanding	6,557,289	5,547,215	6,072,045	5,546,880

Anti-dilutive stock options/weighted average shares outstanding	201,896	403,534	217,251	403,534

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2010, accrued interest or penalties were not material, and no such expenses were recognized during the quarter. We provided for income taxes at an estimated effective tax rate of 36% for the three-month and six-month periods ended June 30, 2010 and 2009.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:
	Gross	Accumulated	Carrying
June 30, 2010 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,408,326	2,039,083	369,243
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,551,904	$3,039,083	$30,512,821

	Gross	Accumulated	Carrying
December 31, 2009	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,388,999	2,015,667	373,332
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,532,577	$3,015,667	$30,516,910

	Gross	Accumulated	Carrying
June 30, 2009 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,349,152	1,823,482	525,670
Customer relationships	1,000,000	900,000	100,000
Total Identified Intangibles	$33,492,730	$2,723,482	$30,769,248

Amortization expense for intangible assets was $11,764 and $145,570 for the three months ended June 30, 2010 and 2009, respectively and $23,416 and $290,841 for the six months ended June 30, 2010 and 2009, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31, :

2011	$45,755
2012	45,755
2013	45,755
2014	45,755
2015	45,755

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards.  As of June 30, 2010, we were authorized to issue approximately 360,031 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years.  The following summarizes stock option transactions from January 1, 2010 through June 30, 2010:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2010	335,250	$18.25
Issued	-	-
Exercised	(14,250)	$5.61
Forfeited	(69,000)	$18.81
Options outstanding at June 30, 2010	252,000	$18.81

Options exercisable at:
January 1, 2010	335,250	$18.25
June 30, 2010	252,000	$18.81

Unvested options at January 1, 2010	-
Granted	-
Vested	-
Forfeited	-
Unvested options at June 30, 2010	-

During the six-month period ended June 30, 2010, we issued 16,072 shares of common stock to members of our Board of Directors.  We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date.  The shares are fully vested but cannot be sold for one year.

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

In May 2010, the Company completed a public offering of 1.8 million shares of common stock at a price of $8.40 per share.  We received net proceeds from the offering of $14.1 million after deducting $0.9 million in underwriting discounts and $0.1 million in expenses. The proceeds were used to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  After the prepayment, principal under the term loans total $26 million in the aggregate. The term loans have an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012.  The transaction is expected to generate approximately $1.6 million in interest savings annually.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred interest expense were incurred and have been reflected as a component of interest expense.

10.	RETIREMENT PLANS

We sponsor a noncontributory defined benefit pension plan covering non-union workers in our Ohio and Puerto Rico operations.  Benefits under the non-union plan are based upon years of service and highest compensation levels as defined.  On December 31, 2005, we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees.

Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$19,977	$28,843	$39,954	$57,686
Interest	161,677	151,454	323,354	302,908
Expected return on assets	(133,054)	(121,613)	(266,108)	(243,227)
Amortization of unrecognized net gain or loss	71,853	61,786	143,706	123,572
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	18,098	18,098	36,196	36,196
Net pension cost	$138,551	$138,568	$277,102	$277,135

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NET SALES:
Wholesale	$38,504,796	$37,903,590	$76,409,660	$73,933,498
Retail	11,006,622	12,347,196	23,932,562	26,059,490
Military	5,711,636	937,829	10,959,818	1,260,188
Total Net Sales	$55,223,054	$51,188,615	$111,302,040	$101,253,176

GROSS MARGIN:
Wholesale	$13,479,972	$11,853,483	$25,657,968	$25,157,771
Retail	4,869,379	5,829,704	10,772,638	12,596,190
Military	749,733	34,485	1,425,327	56,199
Total Gross Margin	$19,099,084	$17,717,672	$37,855,933	$37,810,160

Segment asset information is not prepared or used to assess segment performance.

12.	LONG-TERM DEBT

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

In May 2010, we amended the terms of our revolving credit facility with GMAC Commercial Finance (“GMAC”) to advance $15 million to the Company under the existing revolving portion of its credit facility to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  After the prepayment, principal under the term loans total $11 million in the aggregate. The term loans have an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012. The interest rate for the revolving portion of the Company’s credit facility is currently LIBOR plus 3.75%. The transaction is expected to generate approximately $1.1 million in interest savings annually based on the current LIBOR rate.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred interest expense were incurred and have been reflected as a component of interest expense.

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of June 30, 2010, we were in compliance with these restrictive covenants.

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

The carrying amount and fair value of our long-term debt not measured on a recurring basis subject to fair value reporting is as follows:

	(Unaudited)
	June 30, 2010
	Carrying	Fair
	Amount	Value
Debt
Long-term debt and current maturities	$36,899,297	$36,385,099

We estimated the fair value of debt using market quotations and calculations based on market rates.

14.	RESTRUCTURING

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

The schedule below summarizes the charges included in the accompanying consolidated financial statements for the first half of 2010 for our wholesale and retail divisions:

				(Unaudited)
	Liability			Liability
	Beginning			Ending
	Balance	(Unaudited)	(Unaudited)	Balance
	12/31/2009	Expense	Payments	6/30/2010
Wholesale
Severance and employee benefits	$148,080	$-	$148,080	$-
Transition costs	-	-	-	-
Facility exit costs	31,475	-	31,475	-
Total Wholesale	$179,555	$-	$179,555	$-
Retail
Severance and employee benefits	$-	$-	$-	$-
Transition costs	36,091	-	36,091	-
Facility exit costs	160,717	-	147,367	13,350
Total Retail	$196,808	$-	$183,458	$13,350

Total	$376,363	$-	$363,013	$13,350

The liability ending balance at December 31, 2009 and June 30, 2010 is included in our Consolidated Balance Sheet under Accrued Expenses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	65.4%	65.4%	66.0%	62.7%
Gross Margin	34.6%	34.6%	34.0%	37.3%

Selling, General and Administrative Expenses	29.3%	35.4%	30.7%	37.6%

Income From Operations	5.3%	-0.8%	3.3%	-0.3%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net sales.  Net sales for the three months ended June 30, 2010 were $55.2 million compared to $51.2 million for the same period in 2009.  Wholesale sales for the three months ended June 30, 2010 were $38.5 million compared to $37.9 million for the same period in 2009.  The $0.6 million increase in wholesale sales was the result of increased sales in our work footwear category.  Retail sales for the three months ended June 30, 2010 were $11.0 million compared to $12.3 million for the same period in 2009.  The $1.3 million decrease in retail sales resulted from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base.  In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations which resulted in reductions in SG&A expenses.  Military segment sales for the three months ended June 30, 2010, were $5.7 million, compared to $0.9 million in the same period in 2009.  Shipments in 2010 were under the $29.0 million contract, issued in July 2009.

Gross margin.  Gross margin for the three months ended June 30, 2010 was $19.1 million, or 34.6% of net sales, compared to $17.7 million, or 34.6% of net sales, in the same period last year.  Wholesale gross margin for the three months ended June 30, 2010 was $13.5 million, or 35.0% of net sales, compared to $11.9 million, or 31.3% of net sales, in the same period last year.  The 370 basis point increase is primarily the result of a decrease in manufacturing costs.  Retail gross margin for the three months ended June 30, 2010 was $4.9 million, or 44.2% of net sales, compared to $5.8 million, or 47.2% of net sales, for the same period in 2009.  The 300 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business.  Military gross margin for the three months ended June 30, 2010 was $0.7 million, or 13.1% of net sales, compared to less than $0.1 million, or 3.7% of net sales, for the same period in 2009.

SG&A expenses.  SG&A expenses were $16.2 million, or 29.3% of net sales, for the three months ended June 30, 2010, compared to $18.1 million, or 35.4% of net sales for the same period in 2009.  The net change primarily reflects decreases in compensation and benefits of $0.6 million, advertising of $0.4 million, bad debt expense of $0.3 million and Lehigh store expenses of $0.2 million.

Interest expense.  Interest expense was $2.1 million in the three months ended June 30, 2010, compared to $1.9 million for the same period in the prior year.  The increase of $0.2 million resulted from fees of $0.9 million associated with the early repayment of a portion of the company’s term loans, partially offset by a reduction in average borrowings compared to the same period last year.

Income taxes.  Income tax expense for the three months ended June 30, 2010 was $0.3 million, compared to a benefit of $0.8 million for the same period a year ago.  We provided for income taxes at effective tax rates of 36%.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net sales.  Net sales for the six months ended June 30, 2010 were $111.3 million compared to $101.3 million for the same period in 2009.  Wholesale sales for the six months ended June 30, 2010 were $76.4 million compared to $73.9 million for the same period in 2009.  The $2.5 million increase in wholesale sales was the result of increased sales in our work footwear category.  Retail sales for the six months ended June 30, 2010 were $23.9 million compared to $26.1 million for the same period in 2009.  The $2.2 million decrease in retail sales resulted from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base.  In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations which resulted in reductions in SG&A expenses.  Military segment sales for the six months ended June 30, 2010, were $11.0 million, compared to $1.3 million in the same period in 2009.  Shipments in 2010 were under the $29.0 million contract, issued in July 2009.

Gross margin.  Gross margin for the six months ended June 30, 2010 was $37.9 million, or 34.0% of net sales, compared to $37.8 million, or 37.3% of net sales, in the same period last year.  Wholesale gross margin for the six months ended June 30, 2010 was $25.7 million, or 33.6% of net sales, compared to $25.2 million, or 34.0% of net sales, in the same period last year.  Retail gross margin for the six months ended June 30, 2010 was $10.8 million, or 45.0% of net sales, compared to $12.6 million, or 48.3% of net sales, for the same period in 2009.  The 330 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business.  Military gross margin for the six months ended June 30, 2010 was $1.4 million, or 13.0% of net sales, compared to $0.1 million or 4.5% of net sales for the same period in 2009.

SG&A expenses.  SG&A expenses were $34.2 million, or 30.7% of net sales, for the six months ended June 30, 2010, compared to $38.1 million, or 37.6% of net sales for the same period in 2009.  The net change primarily reflects decreases in compensation and benefits of $1.8 million, bad debt expense of $0.6 million, advertising of $0.5 million and Lehigh store expenses of $0.3 million.

Interest expense.  Interest expense was $3.8 million in the six months ended June 30, 2010, compared to $3.7 million for the same period in the prior year.  The increase of $0.1 million resulted from fees of $0.9 million associated with the early repayment of a portion of the company’s term loans, partially offset by a reduction in average borrowings compared to the same period last year.

Income taxes.  Income tax benefit for the six months ended June 30, 2010 was less than $0.1 million, compared to a benefit of $1.4 million for the same period a year ago.  We provided for income taxes at effective tax rates of 36%.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.  Capital expenditures were $2.6 million for the first six months of 2010, compared to $3.1 million for the same period in 2009. Capital expenditures for all of 2010 are anticipated to be approximately $4.5 million.

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

In May 2010, we amended the terms of our revolving credit facility with GMAC Commercial Finance (“GMAC”) to advance $15 million to the Company under the existing revolving portion of its credit facility to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  The term loans have an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012. The interest rate for the revolving portion of the Company’s credit facility is currently LIBOR plus 3.75%. The transaction is expected to generate approximately $1.1 million in interest savings annually based on the current LIBOR rate.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred interest expense were incurred and have been reflected as a component of interest expense.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of June 30, 2010, we had $23.6 million in borrowings under this facility and total capacity of $51.4 million.  Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of June 30, 2010, we were in compliance with these restrictive covenants.

We believe that our existing credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months.  Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.

In May 2010, the Company completed a public offering of 1.8 million shares of common stock at a price of $8.40 per share.  We received net proceeds from the offering of $14.1 million after deducting $0.9 million in underwriting discounts and $0.1 million in expenses. The proceeds were used to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.   The term loans have an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment is due at maturity in May 2012.  The transaction is expected to generate approximately $1.6 million in interest savings annually.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred interest expense were incurred and have been reflected as a component of interest expense.

Operating Activities.  Cash provided by operating activities totaled $8.6 million for the six months ended June 30, 2010, compared to $3.4 million in the same period of 2009.  Cash provided by operating activities for the six months ended June 30, 2010 was primarily impacted by a reduction in accounts receivable and an increase in accounts payable partially offset by an increase in inventory.  Cash provided by operating activities for the six months ended June 30, 2009 was primarily impacted by a reduction in accounts receivable, partially offset by an increase in inventory.

Investing Activities.  Cash used in investing activities was $2.6 million for the six months ended June 30, 2010, compared to $3.1 million in the same period of 2009.  Cash used in investing activities reflects an investment in property, plant and equipment of $2.6 million in 2010 and $3.1 million in 2009. Our 2010 and 2009 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities.  Cash used in financing activities for the six months ended June 30, 2010 was $4.6 million and reflects $14.1 million of proceeds from the aforementioned issuance of common stock, an increase in net borrowings under the revolving credit facility of $10.5 million and repayments on long-term debt of $29.3 million. Cash used in financing activities for the six months ended June 30, 2009 was $1.7 million and reflects debt financing costs associated with the amendment of our credit facility with GMAC of $1.5 million and repayments on long-term debt of $0.2 million.

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

The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31. Further discussion of our pension plan and related assumptions is included in Note 10, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2010. Actual results would be different using other assumptions. Management records an accrual for pension costs associated with our sponsored non-contributory defined benefit pension plan covering our non-union workers. Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual. At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.

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

Internal Controls.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rocky Brands, Inc.

Date: August 3, 2010	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.