Form 10-Q
period 2010-09-30
ROCKY BRANDS, INC.
filed 2010-10-28
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

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

As of October 25, 2010, 7,409,537 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2010 and 2009 (Unaudited), and December 31, 2009	3

	Condensed Consolidated Statements of Operations
	for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three-Month and Nine-Month Periods Ended September 30, 2010 and 2009	6 –16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Reserved	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURE		26

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009	September 30, 2009
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,965,906	$1,797,093	$4,002,909
Trade receivables – net	61,261,175	45,831,558	58,296,661
Other receivables	1,319,589	1,476,643	1,598,829
Inventories	62,913,777	55,420,467	68,065,444
Deferred income taxes	1,490,601	1,475,695	2,173,391
Prepaid and refundable income taxes	-	-	247,011
Prepaid expenses	1,494,653	1,309,138	1,323,115
Total current assets	132,445,701	107,310,594	135,707,360

FIXED ASSETS – net	22,114,258	22,669,876	23,132,489
IDENTIFIED INTANGIBLES	30,504,785	30,516,910	30,627,527
OTHER ASSETS	1,896,914	2,892,683	3,304,123
TOTAL ASSETS	$186,961,658	$163,390,063	$192,771,499

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$9,449,927	$6,781,534	$7,683,778
Current maturities – long term debt	508,376	511,870	503,841
Accrued expenses:
Salaries and wages	2,624,978	343,345	1,161,324
Co-op advertising	63,222	460,190	795,147
Interest	497,641	471,091	1,648,116
Income taxes payable	2,280,900	26,242	-
Taxes - other	490,978	440,223	387,817
Commissions	541,389	487,340	341,903
Current portion of pension funding	700,000	700,000	-
Other	2,185,406	2,764,783	2,041,371
Total current liabilities	19,342,817	12,986,618	14,563,297

LONG TERM DEBT – less current maturities	52,910,608	55,079,776	82,940,392
DEFERRED INCOME TAXES	9,060,211	9,071,639	9,558,761
DEFERRED PENSION LIABILITY	3,735,674	3,589,875	3,919,603
DEFERRED LIABILITIES	189,719	184,481	197,010
TOTAL LIABILITIES	85,239,029	80,912,389	111,179,063

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2010 - 7,409,537; December 31, 2009 - 5,576,465 and September 30, 2009 - 5,547,215	68,927,984	54,598,104	54,387,752
Accumulated other comprehensive loss	(2,947,290)	(3,217,144)	(2,982,564)
Retained earnings	35,741,935	31,096,714	30,187,248
Total shareholders' equity	101,722,629	82,477,674	81,592,436
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$186,961,658	$163,390,063	$192,771,499

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NET SALES	$74,760,244	$66,572,437	$186,062,284	$167,825,613

COST OF GOODS SOLD	47,575,649	41,856,651	121,021,756	105,299,667

GROSS MARGIN	27,184,595	24,715,786	65,040,528	62,525,946

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,159,541	18,576,780	53,347,582	56,642,081

INCOME FROM OPERATIONS	8,025,054	6,139,006	11,692,946	5,883,865

OTHER INCOME AND (EXPENSES):
Interest expense, net	(955,033)	(1,955,485)	(4,721,176)	(5,665,905)
Other - net	246,334	224,442	286,451	257,899
Total other - net	(708,699)	(1,731,043)	(4,434,725)	(5,408,006)

INCOME BEFORE INCOME TAXES	7,316,355	4,407,963	7,258,221	475,859

INCOME TAX EXPENSE	2,634,000	1,626,518	2,613,000	210,518

NET INCOME	$4,682,355	$2,781,445	$4,645,221	$265,341

NET INCOME PER SHARE
Basic	$0.63	$0.50	$0.71	$0.05
Diluted	$0.63	$0.50	$0.71	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,407,409	5,547,215	6,522,058	5,546,993
Diluted	7,422,194	5,547,215	6,541,192	5,546,993

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,645,221	$265,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,209,421	4,772,894
Deferred pension and other	420,891	395,792
Deferred income taxes	(26,334)	114,415
Loss on disposal of fixed assets	14,038	7,169
Stock compensation expense	129,900	137,688
Change in assets and liabilities
Receivables	(15,272,563)	1,632,238
Inventories	(7,493,310)	2,236,730
Other current assets	(185,515)	(39,487)
Other assets	1,145,769	660,878
Accounts payable	2,740,554	(2,140,244)
Accrued and other liabilities	3,691,301	1,472,318

Net cash (used in) provided by operating activities	(5,980,627)	9,515,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,729,619)	(3,997,487)
Investment in trademarks and patents	(23,118)	(43,777)
Proceeds from sale of fixed assets	24,860	25,058

Net cash used in investing activities	(3,727,877)	(4,016,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	196,671,708	165,575,147
Repayments of revolving credit facility	(169,463,530)	(169,512,854)
Debt financing costs	(150,000)	(1,512,500)
Repayments of long-term debt	(29,380,841)	(357,723)
Issuance of common stock, net of issuance costs	14,105,600	-
Proceeds from exercise of stock options	94,380	-

Net cash provided by (used in) financing activities	11,877,317	(5,807,930)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,168,813	(308,404)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,797,093	4,311,313

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,965,906	$4,002,909

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-month and nine-month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The components of total comprehensive income are shown below:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$4,682,355	$2,781,445	$4,645,221	$265,341
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	89,952	79,884	269,854	239,651
Total comprehensive income	$4,772,307	$2,861,329	$4,915,075	$504,992

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,048,000, $1,178,000 and $1,134,000 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

3.	INVENTORIES

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Unaudited)		(Unaudited)

Raw materials	$10,641,734	$5,438,055	$7,685,583
Work-in-process	732,910	497,914	671,388
Finished goods	51,586,413	49,522,542	59,764,173
Reserve for obsolescence or lower of cost or market	(47,280)	(38,044)	(55,700)

Total	$62,913,777	$55,420,467	$68,065,444

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009

Interest	$3,763,729	$3,921,125

Federal, state and local income taxes, net of refunds	$385,112	$269,546

Fixed asset purchases in accounts payable	$79,373	$66,816

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period.  The diluted earnings per share computation includes common share equivalents, when dilutive.  There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three-month and nine-month periods ended September 30, 2010 and 2009 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares outstanding	7,407,409	5,547,215	6,522,058	5,546,993

Dilutive stock options	14,785	-	19,134	-

Dilutive weighted average shares outstanding	7,422,194	5,547,215	6,541,192	5,546,993

Anti-dilutive stock options/weighted average shares outstanding	196,000	377,054	210,090	398,947

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

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

Accounting standards not yet adopted

In September 2009, the FASB issued an accounting standards updated, “Revenue Recognition – Multiple Deliverable Revenue Arrangements”.  This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting.  This update eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This update also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this update.  In addition, for each reporting period in the initial year of adoption, this update requires disclosure of the amount of revenue recognized subject to the measurement requirements of this update and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements prior to this update.  This update is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statement disclosures.

7.	INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  We are no longer subject to U.S. Federal tax examinations for years before 2005.  State jurisdictions that remain subject to examination range from 2005 to 2009.  Foreign jurisdiction tax returns that remain subject to examination range from 2002 to 2009 for Canada and from 2004 to 2009 for Puerto Rico.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2010, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 37.6% for both the three and nine-month periods ended September 30, 2010. We provided for income taxes at an estimated effective tax rate of 36% for both the three and nine-month periods ended September 30, 2009.

During the three and nine-month periods ended September 30, 2010, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2009 Federal income tax return which decreased our effective tax rates for the three and nine-month periods ended September 30, 2010 to 36%.

During the three and nine-month periods ended September 30, 2009, we recognized an increase to income tax expense of $0.04 million related to the filing of our 2008 Federal income tax return which increased our effective tax rates for the three-month and nine-month periods ended September 30, 2009 to 36.9% and 44.2%, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2010 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,412,117	2,050,910	361,207
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,555,695	$3,050,910	$30,504,785

	Gross	Accumulated	Carrying
December 31, 2009	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,388,999	2,015,667	373,332
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,532,577	$3,015,667	$30,516,910

	Gross	Accumulated	Carrying
September 30, 2009 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,353,319	1,919,371	433,948
Customer relationships	1,000,000	950,000	50,000
Total Identified Intangibles	$33,496,897	$2,869,371	$30,627,526

Amortization expense for intangible assets was $11,827 and $145,888 for the three months ended September 30, 2010 and 2009, respectively and $35,243 and $436,729 for the nine months ended September 30, 2010 and 2009, respectively.  The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2011	$46,008
2012	46,008
2013	46,008
2014	46,008
2015	46,008

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards.  As of September 30, 2010, we were authorized to issue approximately 360,031 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years.  The following summarizes stock option transactions from January 1, 2010 through September 30, 2010:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2010	335,250	$18.25
Issued	-	-
Exercised	(17,000)	$5.55
Forfeited	(69,000)	$18.81
Options outstanding at September 30, 2010	249,250	$18.96

Options exercisable at:
January 1, 2010	335,250	$18.25
September 30, 2010	249,250	$18.96

Unvested options at January 1, 2010	-
Granted	-
Vested	-
Forfeited	-
Unvested options at September 30, 2010	-

During the nine-month period ended September 30, 2010, we issued 16,072 shares of common stock to members of our Board of Directors.  We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date.  The shares are fully vested but cannot be sold for one year.

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

Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$19,977	$28,843	$59,931	$86,529
Interest	161,677	151,455	485,031	454,363
Expected return on assets	(133,055)	(121,614)	(399,163)	(364,841)
Amortization of unrecognized net loss	71,854	61,785	215,560	185,357
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	18,098	18,098	54,294	54,294
Net pension cost	$138,551	$138,567	$415,653	$415,702

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NET SALES:
Wholesale	$59,396,157	$54,455,334	$135,805,817	$128,388,832
Retail	11,112,373	11,477,763	35,044,935	37,537,253
Military	4,251,714	639,340	15,211,532	1,899,528
Total Net Sales	$74,760,244	$66,572,437	$186,062,284	$167,825,613

GROSS MARGIN:
Wholesale	$21,425,840	$19,453,302	$47,083,808	$44,611,073
Retail	5,102,592	5,235,573	15,875,230	17,831,763
Military	656,163	26,911	2,081,490	83,110
Total Gross Margin	$27,184,595	$24,715,786	$65,040,528	$62,525,946

Segment asset information is not prepared or used to assess segment performance.

12.	LONG-TERM DEBT

In March 2009, we amended the terms of our revolving credit facility with GMAC Commercial Finance (“GMAC”) which was set to expire on January 5, 2010.  The size of the facility was reduced to $85 million from $100 million and the maturity date was extended to April 30, 2012.  The interest rates for the term of this amendment were LIBOR plus 3.75% or prime plus 2.25%, at our option.  The financing costs associated with this amendment totaled approximately $1.5 million.

In May 2010, we amended the terms of our revolving credit facility with GMAC to advance $15 million to the Company under the existing revolving portion of its credit facility to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  After the prepayment, principal under the term loans total $11 million in the aggregate. The term loans had an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment was due at maturity in May 2012. The interest rate for the revolving portion of the Company’s credit facility was LIBOR plus 3.75%.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred interest expense were incurred and have been reflected as a component of interest expense.

Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of September 30, 2010, we were in compliance with these restrictive covenants.

On October 20, 2010, we entered into a new financing agreement with PNC bank (“PNC”) to replace the existing revolving credit facility with GMAC.  In addition, the new financing agreement with PNC was used to repay the remaining balance of approximately $11 million under the term loans and the remaining balance of $2.0 million under mortgage loans. The term of the new credit facility is five years and the initial interest rate is generally LIBOR plus 1.75%.  In connection with this transaction, we expect to incur additional interest expense of $1.3 million in the fourth quarter comprised of $0.3 million of prepayment fees and $1.0 million of non-cash charges related to deferred finance fees.

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

The carrying amount of our long-term debt as of September 30, 2010 not measured on recurring basis and subject to fair value reporting is $53.4 million.  Subsequent to September 30, 2010, the long-term debt was extinguished at its carrying amount plus extinguishment costs of $0.3 million.  See Note 12 for a full description of this transaction

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

The schedule below summarizes the charges included in the accompanying consolidated financial statements for the first nine months of 2010 for our wholesale and retail divisions:

				(Unaudited)
	Liability			Liability
	Beginning			Ending
	Balance	(Unaudited)	(Unaudited)	Balance
	12/31/2009	Expense	Payments	9/30/2010

Wholesale
Severance and employee benefits	$148,080	$-	$148,080	$-

Transition costs	-	-	-	-

Facility exit costs	31,475	-	31,475	-

Total Wholesale	$179,555	$-	$179,555	$-

Retail
Severance and employee benefits	$-	$-	$-	$-

Transition costs	36,091	-	36,091	-

Facility exit costs	160,717	-	153,429	7,288

Total Retail	$196,808	$-	$189,520	$7,288

Total	$376,363	$-	$369,075	$7,288

The liability ending balance at December 31, 2009 and September 30, 2010 is included in our condensed consolidated balance sheet under other accrued expenses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	63.6%	62.9%	65.0%	62.7%
Gross Margin	36.4%	37.1%	35.0%	37.3%

Selling, General and Administrative Expenses	25.6%	27.9%	28.7%	33.8%

Income From Operations	10.8%	9.2%	6.3%	3.5%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net sales.  Net sales for the three months ended September 30, 2010 were $74.8 million compared to $66.6 million for the same period in 2009.  Wholesale sales for the three months ended September 30, 2010 were $59.4 million compared to $54.5 million for the same period in 2009.  The $4.9 million increase in wholesale sales was the result of increased sales in our work footwear, duty footwear and apparel categories, partially offset by decreases in our outdoor footwear category.  Retail sales for the three months ended September 30, 2010 were $11.1 million compared to $11.5 million for the same period in 2009.  Military segment sales for the three months ended September 30, 2010, were $4.3 million, compared to $0.6 million in the same period in 2009.  Shipments in 2010 were under the $29.0 million contract, issued in July 2009.

Gross margin.  Gross margin for the three months ended September 30, 2010 was $27.2 million, or 36.4% of net sales, compared to $24.7 million, or 37.1% of net sales, in the same period last year.  Wholesale gross margin for the three months ended September 30, 2010 was $21.4 million, or 36.1% of net sales, compared to $19.5 million, or 35.7% of net sales, in the same period last year.  Retail gross margin for the three months ended September 30, 2010 was $5.1 million, or 45.9% of net sales, compared to $5.2 million, or 45.6% of net sales, for the same period in 2009.  Military gross margin for the three months ended September 30, 2010 was $0.7 million, or 15.4% of net sales, compared to less than $0.1 million, or 4.2% of net sales, for the same period in 2009.  The shipments in 2010 under the $29.0 million contract have a higher gross margin than shipments under previous contracts.

SG&A expenses.  SG&A expenses were $19.2 million, or 25.6% of net sales, for the three months ended September 30, 2010, compared to $18.6 million, or 27.9% of net sales for the same period in 2009.  The increase primarily reflects increases in incentive accruals of $1.2 million and freight expenses of $0.2 million, partially offset by decreases in compensation and benefits of $0.3 million, bad debt expense of $0.1 million and Lehigh store expenses of $0.2 million.

Interest expense.  Interest expense was $1.0 million in the three months ended September 30, 2010, compared to $2.0 million for the same period in the prior year.  The decrease of $1.0 million resulted from a reduction in average borrowings compared to the same period last year.

Income taxes.  Income tax expense for the three months ended September 30, 2010 was $2.6 million, compared to $1.6 million for the same period a year ago.  We provided for income taxes at estimated effective tax rates of 37.6% and 36% for the three-months ended September 30, 2010 and 2009, respectively.  During the three-month period ended September 30, 2010, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2009 Federal income tax return which decreased our effective tax rate to 36%.  During the three-month period ended September 30, 2009, we recognized an increase to income tax expense of $0.04 million related to the filing of our 2008 Federal income tax return which increased our effective tax rate to 36.9%.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net sales.  Net sales for the nine months ended September 30, 2010 were $186.1 million compared to $167.8 million for the same period in 2009.  Wholesale sales for the nine months ended September 30, 2010 were $135.8 million compared to $128.4 million for the same period in 2009.  The $7.4 million increase in wholesale sales was primarily the result of increased sales in our work footwear category. Retail sales for the nine months ended September 30, 2010 were $35.1 million compared to $37.5 million for the same period in 2009.  The $2.4 million decrease in retail sales resulted from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base.  In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations which resulted in reductions in SG&A expenses.  Military segment sales for the nine months ended September 30, 2010, were $15.2 million, compared to $1.9 million in the same period in 2009.  Shipments in 2010 were under the $29.0 million contract, issued in July 2009.

Gross margin.  Gross margin for the nine months ended September 30, 2010 was $65.0 million, or 35.0% of net sales, compared to $62.5 million, or 37.3% of net sales, in the same period last year.  Wholesale gross margin for the nine months ended September 30, 2010 was $47.1 million, or 34.7% of net sales, compared to $44.6 million, or 34.7% of net sales, in the same period last year.  Retail gross margin for the nine months ended September 30, 2010 was $15.9 million, or 45.3% of net sales, compared to $17.8 million, or 47.5% of net sales, for the same period in 2009.  The 220 basis point decrease reflects reduced sales via our mobile stores, which carry the highest gross margin in our retail business.  Military gross margin for the nine months ended September 30, 2010 was $2.1 million, or 13.7% of net sales, compared to $0.1 million or 4.4% of net sales for the same period in 2009.  The shipments in 2010 under the $29.0 million contract have a higher gross margin than shipments under previous contracts.

SG&A expenses.  SG&A expenses were $53.3 million, or 28.7% of net sales, for the nine months ended September 30, 2010, compared to $56.6 million, or 33.8% of net sales for the same period in 2009.  The decrease primarily reflects decreases in compensation and benefits of $2.2 million, bad debt expense of $0.8 million, advertising of $0.4 million and Lehigh store expenses of $0.7 million, partially offset by increases in incentive accruals of $1.2 million.

Interest expense.  Interest expense was $4.7 million in the nine months ended September 30, 2010, compared to $5.7 million for the same period in the prior year.  The decrease of $1.0 million resulted from a reduction in average borrowings compared to the same period last year partially offset by fees of $0.9 million associated with the early repayment of a portion of the company’s term loans.

Income taxes.  Income tax expense for the nine months ended September 30, 2010 was $2.6 million, compared to $0.2 million for the same period a year ago.  We provided for income taxes at estimated effective tax rates of 37.6% and 36% for the nine-months ended September 30, 2010 and 2009, respectively.  During the nine-month period ended September 30, 2010, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2009 Federal income tax return which decreased our effective tax rate to 36%.  During the nine-month period ended September 30, 2009, we recognized an increase to income tax expense of $0.04 million related to the filing of our 2008 Federal income tax return which increased our effective tax rate to 44.2%.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations, borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.  Capital expenditures were $3.7 million for the first nine months of 2010, compared to $4.0 million for the same period in 2009. Capital expenditures for all of 2010 are anticipated to be approximately $4.5 million.

In March 2009, we amended the terms of our revolving credit facility with GMAC Commercial Finance (“GMAC”) which was set to expire on January 5, 2010.  The size of the facility was reduced to $85 million from $100 million and the maturity date was extended to April 30, 2012.  The interest rates for the term of this amendment were LIBOR plus 3.75% or prime plus 2.25%, at our option.  The financing costs associated with this amendment totaled approximately $1.5 million.

In May 2010, we amended the terms of our revolving credit facility with GMAC to advance $15 million to the Company under the existing revolving portion of its credit facility to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  After the prepayment, principal under the term loans total $11 million in the aggregate. The term loans had an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment was due at maturity in May 2012. The interest rate for the revolving portion of the Company’s credit facility was LIBOR plus 3.75%.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred interest expense were incurred and have been reflected as a component of interest expense.

On October 20, 2010, we entered into a new financing agreement with PNC bank (“PNC”) to replace the existing revolving credit facility with GMAC.  In addition, the new financing agreement with PNC was used to repay the remaining balance of approximately $11 million under the term loans and the remaining balance of $2.0 million under mortgage loans. The term of the new credit facility is five years and the initial interest rate is generally LIBOR plus 1.75%.  In connection with this transaction, we expect to incur additional interest expense of $1.3 million in the fourth quarter comprised of $0.3 million of prepayment fees and $1.0 million of non-cash charges related to deferred finance fees.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of September 30, 2010, we had $40.3 million in borrowings under this facility and total capacity of $69.6 million.  Our credit facilities contain certain restrictive covenants, which require us to maintain a minimum fixed charge coverage ratio and limit the annual amount of capital expenditures.  As of September 30, 2010, we were in compliance with these restrictive covenants.

We believe that our new credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months.  Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facilities.

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

Operating Activities.  Cash used in operating activities totaled $6.0 million for the nine months ended September 30, 2010, compared to cash provided by operating activities of $9.5 million in the same period of 2009.  Cash used in operating activities for the nine months ended September 30, 2010 was primarily impacted by a seasonal increase in accounts receivable and inventory partially offset by an increase in accounts payable.  Cash provided by operating activities for the nine months ended September 30, 2009 was primarily impacted by a reduction in accounts receivable and inventory, which was the result of lower than normal sales during the period and unusually higher inventory levels at the end of 2008.

Investing Activities.  Cash used in investing activities was $3.7 million for the nine months ended September 30, 2010, compared to $4.0 million in the same period of 2009.  Cash used in investing activities reflects an investment in property, plant and equipment of $3.7 million in 2010 and $4.0 million in 2009. Our 2010 and 2009 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2010 was $11.9 million and reflects $14.1 million of proceeds from the aforementioned issuance of common stock, an increase in net borrowings under the revolving credit facility of $27.2 million and repayments on long-term debt of $29.4 million. Cash used in financing activities for the nine months ended September 30, 2009 was $5.8 million and reflects a decrease in net borrowings under the revolving credit facility of $3.9 million, debt financing costs associated with the amendment of our credit facility with GMAC of $1.5 million and repayments of long-term debt of $0.4 million.

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

The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31.  Further discussion of our pension plan and related assumptions is included in Note 10, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2010. Actual results would be different using other assumptions.  Management records an accrual for pension costs associated with our sponsored non-contributory defined benefit pension plan covering our non-union workers.  Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.  At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.

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

Internal Controls.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rocky Brands, Inc.

Date: October 28, 2010	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.