Form 10-K
period 2010-12-31
ROCKY BRANDS, INC.
filed 2011-02-28
CIK 895456

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34382

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $43,167,952 on June 30, 2010.

There were 7,459,037 shares of the Registrant's Common Stock outstanding on February 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brands Mossy Oak and Michelin.  Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around four target markets: outdoor, work, duty and western.  Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $29.95 for our value priced products to $314.99 for our premium products.  In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

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

Competitive Strengths

Our competitive strengths include:

•
Strong portfolio of brands.  We believe the Rocky, Georgia Boot, Durango, Lehigh, Mossy Oak and Michelin brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, duty and western.  We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our owned brands.

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

•
Diverse product sourcing and manufacturing capabilities.  We believe our strategy, of utilizing both company operated and third-party facilities for the sourcing of our products, offers several advantages.  Operating our own facilities significantly improves our knowledge of the entire production process, which allows us to more efficiently source product from third parties that is of the highest quality and at the lowest cost available.  We intend to continue to source a higher proportion of our products from third-party manufacturers, which we believe will enable us to obtain high quality products at lower costs per unit.

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

Our products are marketed under four well-recognized, proprietary brands, Rocky, Georgia Boot, Durango and Lehigh, in addition to the licensed brands of Michelin and Mossy Oak.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories.  We currently design Rocky products for each of our four target markets and offer our products at a range of suggested retail price points: $99.95 to $314.95 for our footwear products, $29.95 to $49.95 for tops and bottoms in our apparel lines and $49.95 to $199.95 for our basic and technical outerwear.

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

We also produce Rocky duty footwear targeting law enforcement professionals, military, security workers and postal service employees, and we believe we have established a leading market share position in this category.

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

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions.  The license to design, develop and manufacture footwear under the Michelin name was secured in 2006.  Suggested retail prices for the Michelin brand are from $99.95 to $159.95.  The license agreement for the Michelin brand expires on December 31, 2012.

Mossy Oak

Mossy Oak is high quality, value priced line of casual and hunting footwear.  The license to design, develop and manufacture footwear under the Mossy Oak name was secured in 2008.  Suggested retail prices for the Mossy Oak Brand are from $39.95 to $79.95 for casual footwear and $49.95 to 89.95 for hunting footwear.

Dickies

Our licensing agreement for the Dickies brand expired on December 31, 2010.  Sales of our Dickies branded merchandise approximated $7.6 million in 2010.  Per our agreement with Dickies, they purchased some of the remaining inventory and we have the right to sell the remaining inventory through June 30, 2011.

Sales and Distribution

Our products are distributed through three distinct business segments: wholesale, retail and military.  You can find more information regarding our three business segments in Note 14 to our consolidated financial statements.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Michelin, and Mossy Oak products through a wide range of wholesale distribution channels. As of December 31, 2010, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

We sell our products to wholesale accounts in the U.S. primarily through a dedicated in-house sales team who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products.  Our sales force for Rocky is organized around major accounts, including Bass Pro Shops, Cabela’s, Dick’s Sporting Goods and Gander Mountain, and around our target markets: outdoor, work, duty and western.  For our Georgia Boot and Durango brands, our sales employees are organized around each brand and target a broad range of distribution channels.  All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

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

Our Lehigh mobile stores are stocked with work footwear, as established by the specific needs of our customers, and typically include our owned brands augmented by branded work footwear from third parties including Dunham and Timberland Pro.  Prior to a scheduled site visit, Lehigh sales managers consult with our corporate customers to ensure that our trucks are appropriately stocked for their specific needs.  Our trucks then perform a site visit where customer employees select work related footwear and apparel. Our corporate customers generally purchase footwear or provide payroll deduction plans for footwear purchases by their employees.  We believe that our ability to service work sites across the U.S. allows us to effectively compete for large, national customers who have employees located throughout the U.S.

Lehigh continues to focus on converting our customers from delivery via our mobile stores to purchasing via the Internet and delivery direct to the consumer via a freight carrier.  This is our lowest cost safety shoe solution for our customers and our most profitable.

Outlet Store

We operate the Rocky outlet store in Nelsonville, Ohio.  Our outlet store primarily sells first quality or discontinued products in addition to a limited amount of factory damaged goods.  Related products from other manufacturers are also sold in the store.  Our outlet store allows us to showcase the breadth of our product lines as well as to cost-effectively sell slow-moving inventory.  Our outlet store also provides an opportunity to interact with consumers to better understand their needs.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third-party facilities, primarily in China.  We do not have long-term contracts with any of our third-party manufacturers.  The products purchased from General Shoes US Corporation and its subsidiaries, one of our third-party manufacturers in China with whom we have had a relationship for over 20 years and which has historically accounted for a significant portion of our manufacturing, represented approximately 20% of our net sales in 2010.  We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available.  In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer.  Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities.  Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

Quality control is stressed at every stage of the manufacturing process and is monitored by trained quality assurance personnel at each of our manufacturing facilities, including our third-party factories.  In addition, we utilize a team of procurement, quality control and logistics employees in our China office to visit factories to conduct quality control reviews of raw materials, work in process inventory and finished goods.  We also utilize quality control personnel at our finished goods distribution facilities to conduct quality control testing on incoming sourced finished goods and raw materials and inspect random samples from our finished goods inventory from each of our manufacturing facilities to ensure that all items meet our high quality standards.

Our products are primarily distributed in the United States, Canada, South America, Europe and Asia.  We ship our products from our finished goods distribution facilities located in Logan, Ohio and Waterloo, Ontario, Canada.  Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico.

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

Backlog

At December 31, 2010, our backlog was $11.3 million compared to $23.2 million at December 31, 2009.  Our backlog at December 31, 2010 includes no outstanding orders under contracts with the U.S. Military versus $11.6 at December 31, 2009.  Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period.  Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results.  Generally, orders may be canceled by retailers prior to shipment without penalty.

Patents, Trademarks and Trade Names

We own numerous design and utility patents for footwear, footwear components (such as insoles and outsoles) and outdoor apparel in the U.S. and in foreign countries including Canada, Mexico, China and Taiwan.  We own U.S. and certain foreign registrations for the trademarks used in our business, including our marks Rocky, Georgia Boot, Durango and Lehigh.  In addition, we license trademarks, including Gore-Tex, Mossy Oak and Michelin, in order to market our products.  Our license to manufacture and distribute products bearing the Dickies brand terminated on December 31, 2010.

Our license with W. L. Gore & Associates, Inc. permits us to use the Gore-Tex and related marks on products and styles that have been approved in advance by Gore.  The license agreement may be terminated by either party upon advance written notice to the other party by October 1 for termination effective December 31 of that same year.

Our license with Mossy Oak permits us to use certain marks and patterns owned by Mossy Oak on our products.  The initial term of the license agreement is for two years ending in May 2011, and the term automatically renews for one-year periods.  The license agreement may be terminated by either party upon ninety days written notice to the other party.

Our license with Gear Six Technologies LLC permits us to use the Michelin and related marks on our products.  The license agreement with Gear Six will terminate on December 31, 2012.

In the U.S., our patents are generally in effect for up to 20 years from the date of the filing of the patent application. Our trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. Trademarks registered outside of the U.S. generally have a duration of 10 years depending on the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application.

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

Employees

At December 31, 2010, we had approximately 2,450 employees of which approximately 2,290 are full time employees.  Approximately 1,875 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico.  None of our employees are represented by a union.  We believe our relations with our employees are good.

Available Information

We make available free of charge on our corporate website, www.rockybrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

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

Our business could suffer if our third-party manufacturers violate labor laws or fail to conform to generally accepted ethical standards.

We require our third-party manufacturers to meet our standards for working conditions and other matters before we are willing to place business with them.  As a result, we may not always obtain the lowest cost production.  Moreover, we do not control our third-party manufacturers or their respective labor practices.  If one of our third-party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply.  In addition, such a manufacturer’s actions could result in negative publicity and may damage our reputation and the value of our brand and discourage retail customers and consumers from buying our products.

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

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities.  Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition.  As of December 31, 2010, we were in compliance with all financial restrictive covenants.

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

We currently plan to retain our internal manufacturing capability in order to continue benefiting from expertise we have gained with respect to footwear manufacturing methods conducted at our manufacturing facilities.  We continue to evaluate our manufacturing facilities and third-party manufacturing alternatives in order to determine the appropriate size and scope of our manufacturing facilities.  There can be no assurance that the costs of products that continue to be manufactured by us can remain competitive with products sourced from third parties.

We rely on distribution centers in Logan, Ohio and Waterloo, Ontario, Canada, and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers.

We rely on distribution centers located in Logan, Ohio and Waterloo, Ontario, Canada. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage a portion of our inventory or impair our ability to use our distribution center as a docking location for merchandise.  Either of these occurrences could impair our ability to adequately supply our retailers and harm our operating results.

We are subject to certain environmental and other regulations.

Some of our operations use substances regulated under various federal, state, local and international environmental and pollution laws, including those relating to the storage, use, discharge, disposal and labeling of, and human exposure to, hazardous and toxic materials.  Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes or incur other significant expenses.  In addition, we could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under any environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault.  There can be no assurance that violations of environmental laws or regulations have not occurred in the past and will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes, and any such violations could harm our business, financial condition, results of operations and cash flows.

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

We own, subject to a mortgage, our 25,000 square foot executive offices that are located in Nelsonville, Ohio which are utilized by all segments.  We also own, subject to a mortgage, our 192,000 square foot finished goods distribution facility in Logan, Ohio which is utilized by our wholesale and retail segments.  We own outright our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our retail segment.  We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the wholesale and military segments. These leases expire in 2019.  In the Dominican Republic, we lease an 81,872 square foot manufacturing facility under a lease expiring in 2014 and lease three additional stand-alone buildings of 24,053 square feet, 39,815 square feet and 28,929 square feet under leases which expire in 2013, 2014 and 2015, respectively.  In Waterloo, Ontario, we lease a 30,300 square foot distribution facility under a lease expiring in 2012 which is utilized by our wholesale segment.

ITEM 3.	LEGAL PROCEEDINGS.

We are, from time to time, a party to litigation which arises in the normal course of our business.  Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of these proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.

ITEM 4.	RESERVED.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ National Market under the symbol “RCKY.”  The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Quarter Ended	High	Low
March 31, 2009	$4.96	$2.71
June 30, 2009	$4.32	$3.23
September 30, 2009	$6.40	$3.66
December 31, 2009	$9.65	$5.55
March 31, 2010	$9.97	$7.16
June 30, 2010	$10.66	$6.15
September 30, 2010	$8.45	$5.68
December 31, 2010	$10.44	$7.25

On February 22, 2011, the last reported sales price of our common stock on the NASDAQ National Market was $13.85 per share.  As of February 22, 2011, there were 94 shareholders of record of our common stock.

We presently intend to retain our earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.  Future dividend policy will depend upon our earnings and financial condition, our need for funds and other factors.  Presently, our credit facility restricts the payment of dividends on our common stock.  At December 31, 2010, we had no retained earnings available for distribution.

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index, which is a published industry index.  The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2005, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/10	12/31/09	12/31/08	12/31/07	12/31/06
Income Statement Data
Net sales	$252,792	$229,486	$259,538	$275,267	$263,491
Gross margin (% of sales)	35.4%	36.8%	39.4%	39.2%	41.5%
Net income (loss)	$7,684	$1,175	$1,167	$(23,105)	$4,819

Per Share
Net (loss) income
Basic	$1.14	$0.21	$0.21	$(4.22)	$0.89
Diluted	$1.14	$0.21	$0.21	$(4.22)	$0.86

Weighted average number of common shares outstanding
Basic	6,748	5,551	5,509	5,476	5,392
Diluted	6,764	5,551	5,513	5,476	5,578

Balance Sheet Data
Inventories	$58,853	$55,420	$70,302	$75,404	$77,949
Total assets	$168,579	$163,390	$196,862	$216,724	$246,356
Working capital	$98,156	$94,324	$124,586	$135,318	$135,569
Long-term debt, less current maturities	$34,608	$55,080	$87,259	$103,220	$103,203
Stockholders' equity	$105,004	$82,478	$80,950	$81,725	$104,128

The 2009 financial data reflects restructuring charges of $0.5 million, net of tax benefits.  The 2008, 2007 and 2006 financial data reflects non-cash intangible impairment charges of $3.0 million, $23.5 million and $0.5 million, net of tax benefits, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2010, and our capital resources and liquidity as of December 31, 2010 and 2009.  Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries.  Our fiscal year begins on January 1 and ends on December 31.  We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments.  We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements.  We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

EXECUTIVE OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brands Mossy Oak and Michelin.

Our products are distributed through three distinct business segments: wholesale, retail and military.  In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten-thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers.  Our retail business includes direct sales of our products to consumers through our Lehigh mobile stores and our websites.  We also sell footwear under the Rocky label to the U.S. military.

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

FINANCIAL SUMMARY

•	Net sales of the wholesale segment increased $14.0 million in 2010 over prior year primarily as a result of increased sales in our work footwear category.

•
Net sales of the retail segment decreased $2.5 million in 2010 from the prior year primarily as a result of our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations and closing 22 mini-stores.  These changes resulted in reductions in both net sales and SG&A expenses.

•	Net sales of the military segment increased $11.8 million in 2010 over the prior year as we continued to ship under the $29.0 million contract issued in July 2009.

•	Gross margin of the wholesale segment increased $4.9 million in 2010 over the prior year as a result of higher sales.

•	Gross margin of the retail segment decreased $1.6 million in 2010 from the prior year as a result of lower overall sales.

•	Gross Margin of the military segment increased $1.6 million in 2010 over the prior year due primarily to higher sales in 2010.

•
Operating expenses decreased $3.5 million in 2010 from prior year primarily as result of restructuring initiatives implemented in the fourth quarter of 2009 that were initiated to reduce operating expenses.  These restructuring initiatives resulted in an additional $0.7 million of operating expenses in 2009.

•	Net interest expense decreased $1.0 million in 2010 from the prior year, primarily due to the repayment of higher rate debt, partially offset by the write-off of deferred financing costs in 2010.

•	Net income increased $6.5 million in 2010 over prior year results due primarily to higher net sales, expense reductions and lower net interest expense.

•
Total debt at December 31, 2010 was $35.1 million or $20.5 million lower than the prior year.  Total debt minus cash and cash equivalents was $30.7 million or 21.9% of total capitalization at December 31, 2010 compared to $53.8 million or 39.0% of total capitalization at year-end 2009.  The reduction in debt from the prior year was due primarily to an equity offering in the second quarter of 2010 and from cash generated from operations.

•
Our cash provided by operating activities decreased $21.9 million in 2010 from the prior year, primarily the result of the 2009 cash provided from operations being abnormally high due to usually high inventory and receivable levels at the end of 2008.

Net sales.  Net sales and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers.  Net sales are recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends.

Cost of goods sold.  Our cost of goods sold represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of goods sold also includes the cost to transport these products to our distribution centers.

SG&A expenses.  Our SG&A expenses consist primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, depreciation, amortization, professional fees, facility expenses, bank charges, and warehouse and outbound freight expenses.

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.6%	63.2%	60.6%
Gross margin	35.4%	36.8%	39.4%
SG&A expense	28.6%	32.7%	33.7%
Restructuring charges	0.0%	0.3%	0.0%
Non-cash intangible impairment charges	0.0%	0.0%	1.9%
Income (loss) from operations	6.8%	3.8%	3.8%

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales.  Net sales increased 10.2% to $252.8 million for 2010 compared to $229.5 million the prior year.  Wholesale sales increased $14.0 million to $188.3 million for 2010 compared to $174.3 million for 2009.  The increase in wholesale sales was the result of a $12.3 million or 15.6% increase in our work footwear category, a $2.3 million or 11.7% increase in our duty footwear category, and a $1.2 million or 4.0% increase in our western footwear category, which was partially offset by a $0.7 million or 5.6% decrease in our apparel category, a $0.6 million or 2.4% decrease in our outdoor footwear category and a $0.5 million decrease in other.  Retail sales were $47.5 million in 2010 compared to $50.0 million for 2009.  The $2.5 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses.  Military segment sales, which occur from time to time, were $17.0 million for 2010 compared to $5.2 million in 2009.  Shipments in 2010 were primarily under the $29.0 million contract issued in July 2009.  Shipments in 2009 were under the $6.4 million contract issued in July 2007 and the July 2009 contract.  Average list prices for our footwear, apparel and accessories were similar in 2010 compared to 2009.

Gross margin.  Gross margin increased to $89.4 million or 35.4% of net sales for 2010 compared to $84.6 million or 36.8% of net sales for the prior year.  Wholesale gross margin for 2010 was $65.5 million, or 34.8% of net sales, compared to $60.6 million, or 34.8% of net sales in 2009.  Retail gross margin for 2010 was $21.8 million, or 45.9% of net sales, compared to $23.4 million, or 46.9% of net sales, in 2009.  The 100 basis point decrease reflected reduced sales via our mobile stores, which carry the highest gross margin in our retail business.  Military gross margin in 2010 was $2.1 million, or 12.4% of net sales, compared to $0.6 million, or 10.7% of net sales in 2009.  The shipments in 2010 under the $29.0 million contract had a higher gross margin than shipments under previous contracts.

SG&A expenses.  SG&A expenses were $72.3 million, or 28.6% of net sales in 2010 compared to $75.1 million, or 32.7% of net sales for 2009.  The net change primarily resulted from decreases in compensation and benefits expenses of $2.5 million, bad debt expenses of $1.0 million, Lehigh store expenses of $1.0 million and a $0.5 million decrease in the amortization of finite-lived intangible assets, partially offset by increases in incentive accruals of $2.3 million.  The reductions in compensation, benefits and store expenses were partially a result of the restructuring initiatives that were implemented in the fourth quarter of 2009.

Restructuring charges.  The restructuring initiatives implemented in the fourth quarter of 2009 were completed during 2010.  No additional restructuring charges were recorded during 2010.

Non-cash intangible impairment charges.  Our 2010 and 2009 evaluation of indefinite lived intangible assets indicated that none of these assets were impaired.

Interest expense.  Interest expense was $6.5 million in 2010, compared to $7.5 million for the prior year.  The decrease of $1.0 million resulted from a reduction in average borrowings compared to the same period last year and the repayment of higher rate debt during 2010, partially offset by the write off of fees of $2.1 million associated with the early repayment of a portion of the company’s term and revolving loans.

Income taxes.  Income tax expense was $3.6 million in 2010, compared to an income tax expense of $0.7 million for the same period a year ago.  The increase in income tax expense for 2010 was due to the $9.4 million increase in pretax income, partially offset by a decrease in the effective tax rate.  The effective tax rate for 2010 was 31.7% compared to 36.5% for 2009.  The decrease in our effective tax rate for 2010 was due principally to making a permanent capital investment in our operations in the Dominican Republic, which reduced the amount of dividends that we need to provide for U.S income taxes.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales.  Net sales decreased 11.6% to $229.5 million for 2009 compared to $259.5 million the prior year.  Wholesale sales decreased $13.1 million to $174.3 million for 2009 compared to $187.3 million for 2008.  The $13.1 million decrease in wholesale sales was the result of decreased sales in the majority of our footwear categories and apparel.  Retail sales were $50.0 million in 2009 compared to $65.8 million for 2008.  The $15.8 million decrease in retail sales resulted from plant closings and layoffs in the manufacturing sector as the current economic conditions have impacted a significant portion of our retail customer base.  In addition, retail sales were negatively impacted by our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower costs.  Military segment sales, which occur from time to time, were $5.2 million for 2009 compared to $6.4 million in 2008.  Shipments in 2009 were under the $6.4 million contract issued in July 2007 and the $29.0 million contract, issued in July 2009.  Average list prices for our footwear, apparel and accessories were similar in 2009 compared to 2008.

Gross margin.  Gross margin decreased to $84.6 million or 36.8% of net sales for 2009 compared to $102.2 million or 39.4% of net sales for the prior year.  Wholesale gross margin for 2009 was $60.6 million, or 34.8% of net sales, compared to $68.5 million, or 36.6% of net sales in 2008.  The 180 basis point decrease was the result of additional sales of closeouts at reduced gross margins, an increase in manufacturing costs, and a decrease in sales price per unit for competitive reasons.  Retail gross margin for 2009 was $23.4 million, or 46.9% of net sales, compared to $33.2 million, or 50.4% of net sales, in 2008.  The 350 basis point decrease reflected reduced sales via our mobile stores, which carry the highest gross margin and lowest operating margin in our retail business.  Military gross margin in 2009 was $0.6 million, or 10.7% of net sales, compared to $0.6 million, or 9.1% of net sales in 2008.

SG&A expenses.  SG&A expenses were $75.1 million, or 32.7% of net sales in 2009 compared to $87.5 million, or 33.7% of net sales for 2008.  The net change primarily resulted from decreases in compensation and benefits expenses of $5.2 million, shipping expenses of $1.8 million, advertising expenses of $1.5 million, Lehigh mobile store expenses of $1.1 million, travel expenses of $0.7, telephone expense of $0.4 million and show expenses of $0.4 million.

Restructuring charges.  As a result of our decision during the fourth quarter of 2009 to initiate a comprehensive series of actions to reduce the operating cost structure and, increase the operating efficiency of both our wholesale and retail divisions we recognized $0.7 million of restructuring charges.  These actions involved the relocation of our wholesale division’s customer care function from Franklin, Tennessee to Nelsonville, Ohio, and the closing of underperforming mini-stores in our retail division.  These charges were composed of severance and employee benefits related costs; transition costs; and facility exit costs, which includes facility shut down and lease contract termination costs.

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

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our working capital increased to $98.2 million at December 31, 2010, compared to $94.3 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology.  Capital expenditures were $4.7 million for 2010 and $4.9 million in 2009. Capital expenditures for 2011 are anticipated to be approximately $6.0 million.

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

In May 2010, the Company completed a public offering of 1.8 million shares of common stock at a price of $8.40 per share.  We received net proceeds from the offering of $14.1 million after deducting $0.9 million in underwriting discounts and $0.1 million in expenses. The proceeds were used to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred financing fees were incurred and have been reflected as a component of interest expense.

In May 2010, we amended the terms of our revolving credit facility with GMAC to advance $15 million to the Company under the existing revolving portion of its credit facility to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  After the prepayment, principal under the term loans totaled $11 million in the aggregate. The term loans had an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment was due at maturity in May 2012. The interest rate for the revolving portion of the Company’s credit facility was LIBOR plus 3.75%.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred financing fees were incurred and have been reflected as a component of interest expense.

In October 2010, we entered into a new financing agreement with PNC bank (“PNC”) to provide a $70 million credit facility that replaced the existing revolving credit facility with GMAC.  In addition, the new financing agreement with PNC was used to repay the remaining balance of approximately $11 million under the term loans. The term of the new credit facility is five years and the initial interest rate is generally LIBOR plus 1.75%.  In connection with this transaction, we incurred additional interest expense of $1.3 million in the fourth quarter comprised of $0.2 million of prepayment fees and $1.1 million of non-cash charges related to deferred financing fees.  The financing costs associated with this amendment totaled approximately $0.4 million.

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2010, we had $33.1 million in borrowings under this facility and total capacity of $61.4 million.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At December 31, 2010, there was no triggering event and the covenant was not in effect.  Our credit facility places a restriction on the amount of dividends that may be paid.  At December 31, 2010, we had no retained earnings available for the payment of dividends.

We believe that our new credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Based on our expected borrowings for 2011, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.4 million in income before income taxes and cash flows.  The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

Cash Flows

Cash Flow Summary	2010	2009	2008
($ in millions)

Cash provided by (used in):
Operating activities	$14.0	$35.9	$18.3
Investing activities	(4.7)	(4.9)	(4.8)
Financing activities	(6.7)	(33.5)	(15.7)

Net change in cash and cash equivalents	$2.6	$(2.5)	$(2.2)

Operating Activities.  Net cash provided by operating activities totaled $14.0 million for 2010, compared to $35.9 million for 2009, and $18.3 million for 2008.  The principal sources of net cash in 2010 included higher net income and increases in accounts payable and other accrued liabilities, partially offset by slightly higher balances of inventory and accounts receivable.  The principal sources of net cash in 2009 included decreases of $14.2 million in accounts receivable and $14.9 million in inventory offset by decreases of $3.1 million in accounts payable.  The net cash provided for 2009 was positively impacted by unusually higher inventory levels at the end of 2008 that decreased to normal levels by the end of 2009.  The principal sources of net cash in 2008 included decreases of $5.1 million in accounts receivable, $5.1 million in inventory and $0.6 million in income taxes receivable offset by decreases of $2.1 million in accounts payable and $1.0 million in accrued and other liabilities.

Investing Activities. Net cash used in investing activities was $4.7 million in 2010 compared to $4.9 million in 2009 and $4.8 million in 2008.  The principal use of cash in 2010, 2009 and 2008 was for the purchase of molds and equipment associated with our manufacturing operations and for information technology software and system upgrades.

Financing Activities.  Cash used by financing activities during 2010 was $6.7 million compared to $33.5 million in 2009 and $15.7 million in 2008.  Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity.  The Company’s financing activities during 2010 included $14.1 million of proceeds from the aforementioned issuance of common stock, net borrowings under the revolving line of credit facility of $20.0 million, repayments on long term debt of $40.5 million and debt financing costs of $0.6 million.  The Company’s financing activities during 2009 included repayments on long term debt of $0.5 million and debt financing costs of $1.5 million.  The Company’s financing activities during 2008 included cash proceeds from the issuance of debt of $0.4 million and repayments on long term debt of $0.4 million.

Borrowings and External Sources of Funds

Our borrowings and external sources of funds were as follows at December 31, 2010 and 2009:

	December 31
($ in millions)	2010	2009

Revolving credit facility	$33.1	$13.1
Term loans	-	40.0
Real estate obligations	1.9	2.3
Other	0.1	0.2
Total debt	35.1	55.6
Less current maturities	0.5	0.5
Net long-term debt	$34.6	$55.1

Our real estate obligations were $1.9 million at December 31, 2010.  The mortgage financing, completed in 2000, includes two of our facilities, with monthly payments of less than $0.1 million through 2014.

We lease certain machinery, trucks, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options.  Future minimum lease payments under non-cancelable operating leases are $1.6 million, $0.9 million, $0.6 million and $0.4 million for years 2011 through 2014, respectively, and $0.0 million for 2015, or approximately $3.5 million in total.

We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities.  In October 2010, we entered into a new financing agreement with PNC bank (“PNC”) to provide a $70 million credit facility that replaced the existing revolving credit facility with GMAC.  In addition, the new financing agreement with PNC was used to repay the remaining balance of approximately $11 million under the term loans. The term of the new credit facility is five years and the initial interest rate is generally LIBOR plus 1.75%.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2010 resulting from financial contracts and commitments.  We have not included information on our recurring purchases of materials for use in our manufacturing operations.  These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2010:

	Payments due by Year
	$ millions
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$35.1	$0.5	$0.9	$33.7	$-
Minimum operating lease commitments	3.5	1.6	1.5	0.4	-
Minimum royalty commitments	1.9	0.9	1.0	-	-
Expected cash requirements for interest (1)	5.5	1.2	2.3	2.0	-
Total contractual obligations	$46.0	$4.2	$5.7	$36.1	$-

(1) Assumes the following interest rates which are consistent with rates as of December 31, 2010: (1) 3.25% on the $70 million revolving credit facility;  and (2) 8.275% on the $1.9 million mortgage loans.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At December 31, 2010, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits.  Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions.  We were able to mitigate the effects of inflation during 2010 due to these factors.  It is anticipated that inflationary pressures during 2011 will be offset through price increases implemented in the beginning of 2011.

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

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances.  These reductions are influenced by historical experience, based on customer returns and allowances.  The actual amount of sales returns and allowances realized may differ from our estimates.  If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made.  Sales returns and allowances for sales returns were approximately 3.3% and 4.6% of sales for 2010 and 2009, respectively.

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

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  At December 31, 2010, approximately $12.5 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

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

Accounting standards not yet adopted

In September 2009, the FASB issued an accounting standards updated, “Revenue Recognition – Multiple Deliverable Revenue Arrangements”.  This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting.  This update eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This update also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this update.  In addition, for each reporting period in the initial year of adoption, this update requires disclosure of the amount of revenue recognized subject to the measurement requirements of this update and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements prior to this update.  This update is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statements and related disclosures.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  This ASU reflects the decision reached in EITF Issue No. 10-A.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  We are currently assessing the potential impact of the adoption of this rule on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”.  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combination that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of the adoption of this rule on our consolidated financial statements.

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

The following item is market rate sensitive for interest rates for the Company: (1) long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2010 of $33.1 million.

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

In May 2010, we amended the terms of our revolving credit facility with GMAC to advance $15 million to the Company under the existing revolving portion of its credit facility to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  After the prepayment, principal under the term loans total $11 million in the aggregate. The term loans had an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment was due at maturity in May 2012. The interest rate for the revolving portion of the Company’s credit facility was LIBOR plus 3.75%.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred financing fees were incurred and have been reflected as a component of interest expense.

In October 2010, we entered into a new financing agreement with PNC bank (“PNC”) to provide a $70 million credit facility that replaced the existing revolving credit facility with GMAC.  In addition, the new financing agreement with PNC was used to repay the remaining balance of approximately $11 million under the term loans. The term of the new credit facility is five years and the initial interest rate is generally LIBOR plus 1.75%.  In connection with this transaction, we incurred additional interest expense of $1.3 million in the fourth quarter comprised of $0.2 million of prepayment fees and $1.1 million of non-cash charges related to deferred financing fees.  The financing costs associated with this amendment totaled approximately $0.4 million.

Based on our expected borrowings for 2011, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.4 million in income before income taxes and cash flows.  The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

We do not have any interest rate management agreements as of December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2010, 2009, and 2008, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-30 hereof and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rocky Brands, Inc.:

We have audited Rocky Brands, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rocky Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of Rocky Brands, Inc., and our report dated February 28, 2011 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.
Columbus, Ohio
February 28, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 25, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)	The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2 - F-3

Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008	F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009, and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	F-6

Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009, and 2008	F-7 - F-29

(2)
The following financial statement schedule for the years ended December 31, 2010, 2009, and 2008 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

Schedule II — Consolidated Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

10.11
Company’s Second Amended and Restated 1995 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders held on May 15, 2002, filed on April 15, 2002).

10.12	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.13
Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.14
Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.15
Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.16
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

10.18
First Amendment to the Rocky Brands, Inc. 2004 Stock Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.19
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

10.20
Employment Agreement, dated June 12, 2008, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.21
Employment Agreement, dated June 12, 2008, between the Company and David Sharp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.22
Employment Agreement, dated June 12, 2008, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.23
Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2010 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.24*	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2011.

10.25*
Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, the financial institutions party thereto (each a “Lender” and collectively, the “Lenders”), and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (being filed in response to a comment letter received from the SEC on November 10, 2010, and our response filed with the SEC on November 23, 2010).

10.26*
Note Purchase Agreement, dated as of May 25, 2007, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as the Loan Parties, the purchasers party thereto (each a “Purchaser” and collectively, the “Purchasers”), and Laminar Direct Capital L.P., as collateral agent for the Purchasers (being filed in response to a comment letter received from the SEC on November 10, 2010, and our response filed with the SEC on November 23, 2010).

10.27*
Amended and Restated Loan and Security Agreement, dated as of May 25, 2007, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, the financial institutions party thereto (each a “Lender” and collectively, the “Lenders”), and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (being filed in response to a comment letter received from the SEC on November 10, 2010, and our response filed with the SEC on November 23, 2010).

10.28*
Revolving Credit, Guaranty, and Security Agreement, dated October 20, 2010, among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, and Rocky Canada, Inc., as borrowers, and the financial institutions party thereto as lenders, and PNC Bank, National Association as agent for the lenders (being filed in response to a comment letter received from the SEC on November 10, 2010, and our response filed with the SEC on November 23, 2010).

10.29*
Amendment No. 2, dated April 30, 2006, to the Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, the financial institutions party thereto (each a “Lender” and collectively, the “Lenders”), and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (being filed in response to a comment letter received from the SEC on November 10, 2010, and our response filed with the SEC on November 23, 2010).

10.30*
Amendment No. 3, dated July 5, 2006, to the Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, the financial institutions party thereto (each a “Lender” and collectively, the “Lenders”), and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (being filed in response to a comment letter received from the SEC on November 10, 2010, and our response filed with the SEC on November 23, 2010).

10.31*
Amendment No. 4, dated November 8, 2006, to the Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, the financial institutions party thereto (each a “Lender” and collectively, the “Lenders”), and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (being filed in response to a comment letter received from the SEC on November 10, 2010, and our response filed with the SEC on November 23, 2010).

10.32*
Amendment No. 5, dated January 1, 2007, to the Loan and Security Agreement, dated as of January 6, 2005, by and among Rocky Brands, Inc., Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, and Rocky Brands Retail LLC, as Borrowers, the financial institutions party thereto (each a “Lender” and collectively, the “Lenders”), and GMAC Commercial Finance LLC, as administrative agent and sole lead arranger for the Lenders (being filed in response to a comment letter received from the SEC on November 10, 2010, and our response filed with the SEC on November 23, 2010).

21*	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99*	Financial Statement Schedule.

 * Filed with this Annual Report on Form 10-K.
** Furnished with this Annual Report on Form 10-K.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: February 28, 2011	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mike Brooks	Chairman, Chief Executive Officer and	February 28, 2011
Mike Brooks	Director (Principal Executive Officer)

/s/ James E. McDonald	Executive Vice President and	February 28, 2011
James E. McDonald	Chief Financial Officer
(Principal Financial and Accounting Officer)

* David Sharp	President and Chief Operating Officer	February 28, 2011
David Sharp	and Director

* Curtis A. Loveland	Secretary and Director	February 28, 2011
Curtis A. Loveland

* J. Patrick Campbell	Director	February 28, 2011
J. Patrick Campbell

* Glenn E. Corlett	Director	February 28, 2011
Glenn E. Corlett

* Michael L. Finn	Director	February 28, 2011
Michael L. Finn

* G. Courtney Haning	Director	February 28, 2011
G. Courtney Haning

* Harley E. Rouda	Director	February 28, 2011
Harley E. Rouda

* James L. Stewart	Director	February 28, 2011
James L. Stewart

* By: /s/ Mike Brooks
Mike Brooks, Attorney-in-Fact

ROCKY BRANDS, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2 - F-3

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7 - F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rocky Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2010, 2009 and 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rocky Brands, Inc. and subsidiaries as of December 31, 2010, and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.
Columbus, Ohio
February 28, 2011

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$4,362,531	$1,797,093
Trade receivables – net	47,593,807	45,831,558
Other receivables	911,103	1,476,643
Inventories	58,852,556	55,420,467
Deferred income taxes	1,218,101	1,475,695
Prepaid expenses	1,793,852	1,309,138

Total current assets	114,731,950	107,310,594

FIXED ASSETS – net	22,129,282	22,669,876

IDENTIFIED INTANGIBLES	30,495,485	30,516,910

OTHER ASSETS	1,222,712	2,892,683

TOTAL ASSETS	$168,579,429	$163,390,063

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

CURRENT LIABILITIES:
Accounts payable	$9,024,851	$6,781,534
Current maturities - long term debt	487,480	511,870
Accrued expenses:
Salaries and wages	2,702,166	343,345
Co-op advertising	109,003	460,190
Interest	52,440	471,091
Taxes - other	590,217	440,223
Commissions	669,389	487,340
Current portion of pension funding	680,000	700,000
Income taxes payable	422,229	26,242
Other	1,837,966	2,764,783
Total current liabilities	16,575,741	12,986,618

LONG TERM DEBT - less current maturities	34,608,338	55,079,776

DEFERRED LIABILITIES:
Deferred income taxes	9,374,685	9,071,639
Pension liability	2,839,293	3,589,875
Other deferred liabilities	177,814	184,481

TOTAL LIABILITIES	63,575,871	80,912,389

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2010 - 7,426,787 and 2009 - 5,576,465; and additional paid-in capital	69,052,101	54,598,104
Accumulated other comprehensive loss	(2,828,989)	(3,217,144)
Retained earnings	38,780,446	31,096,714

Total shareholders' equity	105,003,558	82,477,674

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$168,579,429	$163,390,063

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008

NET SALES	$252,792,263	$229,485,575	$259,538,145

COST OF GOODS SOLD	163,419,549	144,928,219	157,294,936

GROSS MARGIN	89,372,714	84,557,356	102,243,209

OPERATING EXPENSES
Selling, general and administrative expenses	72,303,259	75,072,208	87,496,049
Restructuring charges	-	711,169	-
Non-cash intangible impairment charges	-	-	4,862,514
Total operating expenses	72,303,259	75,783,377	92,358,563

INCOME FROM OPERATIONS	17,069,455	8,773,979	9,884,646

OTHER INCOME AND (EXPENSES):
Interest expense	(6,464,449)	(7,500,513)	(9,318,454)
Other - net	652,213	577,856	(26,718)
Total other - net	(5,812,236)	(6,922,657)	(9,345,172)

INCOME BEFORE INCOME TAXES	11,257,219	1,851,322	539,474

INCOME TAX EXPENSE (BENEFIT)	3,573,487	676,515	(627,665)

NET INCOME	$7,683,732	$1,174,807	$1,167,139

NET INCOME PER SHARE
Basic	$1.14	$0.21	$0.21
Diluted	$1.14	$0.21	$0.21

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	6,747,847	5,551,382	5,508,614

Diluted	6,764,190	5,551,382	5,513,430

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE - December 31, 2007	5,488,293	$53,997,960	$(1,051,232)	$28,777,863	$81,724,591

YEAR ENDED DECEMBER 31, 2008
Change in measurement date,
net of tax benefit of $296,125			(526,850)	(23,095)	(549,945)
Net income				1,167,139	1,167,139
Change in pension liability, net of tax benefit
of $979,187			(1,644,133)		(1,644,133)
Comprehensive loss					(1,026,939)
Stock compensation expense		218,163			218,163
Stock issued and options exercised including
related tax benefits	28,605	33,941			33,941

BALANCE - December 31, 2008	5,516,898	$54,250,064	$(3,222,215)	$29,921,907	$80,949,756

YEAR ENDED DECEMBER 31, 2009
Net income				1,174,807	1,174,807
Change in pension liability, net of tax benefit
of $2,876			5,071		5,071
Comprehensive income					1,179,878
Stock compensation expense	30,317	158,477			158,477
Stock issued and options exercised including
related tax benefits	29,250	189,563			189,563

BALANCE - December 31, 2009	5,576,465	$54,598,104	$(3,217,144)	$31,096,714	$82,477,674

YEAR ENDED DECEMBER 31, 2010
Net income				7,683,732	7,683,732
Change in pension liability, net of tax benefit
of $221,439			388,155		388,155
Comprehensive income					8,071,887
Stock issuance, net of issuance costs	1,800,000	14,105,600			14,105,600
Stock compensation expense	16,072	129,900			129,900
Stock issued and options exercised including
related tax benefits	34,250	218,497			218,497

BALANCE - December 31, 2010	7,426,787	$69,052,101	$(2,828,989)	$38,780,446	$105,003,558

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,683,732	$1,174,807	$1,167,139
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	5,638,775	6,337,942	6,430,910
Deferred income taxes	339,200	322,111	(2,772,194)
Deferred compensation and pension	(147,655)	(178,169)	130,153
Loss (gain) on disposal of fixed assets	72,545	40,710	(24,930)
Stock compensation expense	129,900	158,477	218,163
Intangible impairment charge		-	4,862,514
Write-off of deferred financing costs due to repayment	1,503,007	-	-
Change in assets and liabilities:
Receivables	(1,196,709)	14,219,527	5,078,071
Inventories	(3,432,089)	14,881,707	5,101,490
Income tax receivable	-	(75,481)	644,464
Other current assets	(484,714)	296,982	794,806
Other assets	744,409	1,075,734	(168,462)
Accounts payable	1,834,607	(3,127,202)	(2,095,531)
Accrued and other liabilities	1,370,193	789,855	(1,033,761)
Net cash provided by operating activities	14,055,201	35,917,000	18,332,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,743,453)	(4,918,816)	(4,810,370)
Proceeds from sales of fixed assets	28,560	41,424	61,885
Investment in trademarks and patents	(25,693)	(79,458)	(39,490)
Net cash used in investing activities	(4,740,586)	(4,956,850)	(4,787,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	231,819,597	214,198,296	250,144,347
Repayments of revolving credit facility	(211,803,555)	(245,865,589)	(265,953,951)
Proceeds from long-term debt	-	-	407,243
Repayments of long-term debt	(40,511,871)	(480,724)	(403,008)
Debt financing costs	(577,445)	(1,515,916)	-
Issuance of common stock, net of issuance costs	14,105,600	-	-
Proceeds from exercise of stock options	190,620	164,532	32,938
Tax benefit related to stock options	27,877	25,031	1,003
Net cash used in financing activities	(6,749,177)	(33,474,370)	(15,771,428)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,565,438	(2,514,220)	(2,226,571)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	1,797,093	4,311,313	6,537,884

END OF PERIOD	$4,362,531	$1,797,093	$4,311,313

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky Outdoor Gear, Georgia Boot, Durango, and Lehigh. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around four target markets: outdoor, work, duty and western.  In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of 59 trucks, supported by 12 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer account for more than 10% of consolidated net sales in 2010, 2009 or 2008.

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

Cash and Cash Equivalents - We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Our cash and cash equivalents are primarily held in five banks.  Balances may exceed federally insured limits.

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $868,000 and $1,178,000 at December 31, 2010 and 2009, respectively.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

Concentration of Credit Risk - We have significant transactions with a large number of customers.  No customer represented 10% of trade receivables - net as of December 31, 2010 and 2009.  Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry.  We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

Advertising - We expense advertising costs as incurred.  Advertising expense was approximately $5,069,000, $5,247,000, and $7,005,000 for 2010, 2009 and 2008, respectively.

Revenue Recognition - Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers.  Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends.

Shipping Costs - In accordance with the accounting standard for “Revenue Recognition,” all shipping costs billed to customers have been included in net sales.  Shipping costs associated with those billed to customers and included in selling, general and administrative costs totaled approximately $6,112,000, $5,547,000 and $7,299,000 in 2010, 2009 and 2008, respectively.  Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

Per Share Information - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed similarly but includes the dilutive effect of stock options.  A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2010	2009	2008

Basic - weighted average shares outstanding	6,747,847	5,551,382	5,508,614

Dilutive securities - stock options	16,343	-	4,816

Diluted - weighted average shares outstanding	6,764,190	5,551,382	5,513,430

Anti-Dilutive securities - stock options	206,538	387,031	404,562

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

Accounting standards not yet adopted

In September 2009, the FASB issued an accounting standards updated, “Revenue Recognition – Multiple Deliverable Revenue Arrangements”.  This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting.  This update eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This update also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this update.  In addition, for each reporting period in the initial year of adoption, this update requires disclosure of the amount of revenue recognized subject to the measurement requirements of this update and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements prior to this update.  This update is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of the adoption of these rules on our consolidated financial statements and related disclosures.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  This ASU reflects the decision reached in EITF Issue No. 10-A.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  We are currently assessing the potential impact of the adoption of this rule on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”.  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combination that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  We are currently assessing the potential impact of the adoption of this rule on our consolidated financial statements.

2.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2010	2009

Raw materials	$7,728,707	$5,438,055
Work-in-process	410,110	497,914
Finished goods	50,764,439	49,522,542
Reserve for obsolescence or lower of cost or market	(50,700)	(38,044)

Total	$58,852,556	$55,420,467

3.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2010	Amount	Amortization	Amount
Trademarks
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,414,692	2,062,785	351,907
Customer Relationships	1,000,000	1,000,000	-
Total Intangibles	$33,558,270	$3,062,785	$30,495,485

	Gross	Accumulated	Carrying
December 31, 2009	Amount	Amortization	Amount
Trademarks
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,388,999	2,015,667	373,332
Customer Relationships	1,000,000	1,000,000	-
Total Intangibles	$33,532,577	$3,015,667	$30,516,910

Amortization expense related to finite-lived intangible assets was approximately $47,000, $583,000 and $666,000 in 2010, 2009 and 2008, respectively.  Such amortization expense will be approximately $46,000 per year for 2011 through 2015.

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

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.”  These pronouncements require that we compare the fair value of an intangible asset with its carrying amount.  Our 2010 and 2009 evaluation did not result in the impairment of any of our indefinite lived intangible assets.

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

4.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2010	2009

Deferred financing costs	$410,669	$2,010,624
Prepaid royalties	396,591	446,595
Other	415,452	435,464

Total	$1,222,712	$2,892,683

5.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2010	2009

Land	$671,035	$671,035
Buildings	17,927,764	17,589,521
Machinery and equipment	28,176,579	28,698,770
Furniture and fixtures	4,206,030	4,259,742
Lasts, dies and patterns	14,074,609	13,804,952
Construction work-in-progress	321,207	203,614

Total	65,377,224	65,227,634

Less - accumulated depreciation	(43,247,942)	(42,557,758)

Net Fixed Assets	$22,129,282	$22,669,876

We incurred approximately $5,583,000, $5,739,000 and $5,765,000 in depreciation expense for 2010, 2009 and 2008, respectively.

6.	LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31,
	2010	2009
Bank - revolving credit facility	$33,097,833	$13,081,791
Term loans	-	40,000,000
Real estate obligations	1,926,278	2,309,140
Other	71,707	200,715
Total	35,095,818	55,591,646
Less - current maturities	487,480	511,870
Net long-term debt	$34,608,338	$55,079,776

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

In May 2010, we amended the terms of our revolving credit facility with GMAC to advance $15 million to the Company under the existing revolving portion of its credit facility to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  After the prepayment, principal under the term loans total $11 million in the aggregate. The term loans had an interest rate of 11.5% payable semi-annually over the five year term of the notes. Principal repayment was due at maturity in May 2012. The interest rate for the revolving portion of the Company’s credit facility was LIBOR plus 3.75%.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred financing fees were incurred and have been reflected as a component of interest expense.

In October 2010, we entered into a new financing agreement with PNC bank (“PNC”) to provide a $70 million credit facility that replaced the existing revolving credit facility with GMAC.  In addition, the new financing agreement with PNC was used to repay the remaining balance of approximately $11 million under the term loans. The term of the new credit facility is five years and the initial interest rate is generally LIBOR plus 1.75%.  In connection with this transaction, we incurred additional interest expense of $1.3 million in the fourth quarter comprised of $0.2 million of prepayment fees and $1.1 million of non-cash charges related to deferred financing fees.  The financing costs associated with this amendment totaled approximately $0.4 million.

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2010, we had $33.1 million in borrowings under this facility and total capacity of $61.4 million.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At December 31, 2010, there was no triggering event and the covenant was not in effect.  Our credit facility places a restriction on the amount of dividends that may be paid.  At December 31, 2010, we had no retained earnings available for the payment of dividends.

Long-term debt maturities are as follows for the years ended December 31:

2011	$487,480
2012	451,514
2013	490,327
2014	532,477
2015	33,134,020
Thereafter	-
Total	$35,095,818

As of December 31, 2010, our real estate obligations incur interest at a rate of 8.275%.

7.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options.  We incurred approximately $2,015,488, $3,258,872 and $3,297,618 in rent expense under operating lease arrangements for 2010, 2009 and 2008, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows for the years ended December 31:

2011	$1,628,774
2012	914,033
2013	563,883
2014	397,039
2015	14,348
Total	$3,518,077

8.	FINANCIAL INSTRUMENTS

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets.

•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

•	Market approach (Level 1) - Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach (Level 2) - Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach (Level 3) - Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option-pricing and excess earning models).

The fair values of cash, accounts receivable, other receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments.  Accounts receivable consists primarily of amounts due from our customers, net of allowances.  Other receivables consist primarily of amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries.  The carrying amounts of our revolving line of credit, our mortgages and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year.

9.	INCOME TAXES

The Company accounts for income taxes in accordance with the accounting standard for “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences.

A breakdown of our income tax expense (benefit) is as follows:

	Years Ended December 31,
	2010	2009	2008
Federal:
Current	$2,854,818	$(70,496)	$1,871,007
Deferred	236,444	333,197	(2,145,508)
Total Federal	3,091,262	262,701	(274,501)

State & local:
Current	103,993	186,574	163,906
Deferred	115,386	4,540	(675,680)
Total State & local	219,379	191,114	(511,774)

Foreign
Current	275,476	238,326	109,616
Deferred	(12,630)	(15,626)	48,994
Total Foreign	262,846	222,700	158,610

Total	$3,573,487	$676,515	$(627,665)

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2010	2009	2008
Expected expense at statutory rate	$3,924,136	$653,852	$191,538

Increase (decrease) in income taxes resulting from:

Exempt income from Dominican Republic operations due to tax holiday	(1,034,742)	(842,277)	(670,105)
Tax on repatriated earnings from Dominican Republic operations	465,992	842,277	464,116
Impact of Canadian deemed dividend	164,956	-	-
State and local income taxes	142,596	47,045	(114,095)
Section 199 manufacturing deduction	(91,327)	(2,041)	(37,152)
Meals and entertainment	70,236	71,254	69,420
Nondeductible penalties	1,990	2,010	51,183
Stock compensation expense	-	-	34,107
Provision to return filing adjustments and other	(70,350)	(95,605)	(616,677)

Total	$3,573,487	$676,515	$(627,665)

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Deferred tax assets:
Asset valuation allowances and accrued expenses	$1,172,254	$1,472,003
Inventories	416,236	407,844
State and local income taxes	333,241	288,310
Pension and deferred compensation	1,369,383	1,648,488
Net operating losses	542,807	693,989
Total deferred tax assets	3,833,921	4,510,634
Valuation allowances	(530,343)	(582,343)
Total deferred tax assets	3,303,578	3,928,291

Deferred tax liabilities:
Fixed assets	(223,328)	(492,244)
Intangible assets	(10,525,120)	(10,324,861)
Other assets	(332,443)	(327,859)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)
Total deferred tax liabilities	(11,460,162)	(11,524,235)

Net deferred tax liability	$(8,156,584)	$(7,595,944)

Deferred income taxes - current	$1,218,101	$1,475,695
Deferred income taxes - non-current	(9,374,685)	(9,071,639)
	$(8,156,584)	$(7,595,944)
The valuation allowance is related to certain state and local income tax net operating loss carry forwards.

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

As of December 31, 2010, we had approximately $12,548,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations.  Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings.  If the Five Star undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $4,392,000.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  We are no longer subject to U.S. Federal tax examinations for years before 2007.  State jurisdictions that remain subject to examination range from 2006 to 2009.  Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2004 to 2009.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

The funded status of the Company’s plan and reconciliation of accrued pension cost at December 31, 2010 and 2009 are presented below (information with respect to benefit obligations and plan assets are as of December 31):

	December 31,
	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$11,181,550	$10,024,643
Impact of adoption of the Compensation - Retirement Benefits accounting standard change in measurment date	-	-
Service cost	79,909	115,372
Interest cost	646,708	605,817
Change in discount rate	-	-
Curtailment decrease	-	-
Actuarial (gain)/loss	24,926	816,376
Benefits paid	(384,945)	(380,658)
Projected benefit obligation at end of year	$11,548,148	$11,181,550

Change in plan assets:
Fair value of plan assets at beginning of year	$6,891,675	$6,281,091
Employer contributions	715,192	-
Actual return on plan assets	806,933	991,242
Benefits paid	(384,945)	(380,658)
Fair value of plan assets at end of year	$8,028,855	$6,891,675

Funded status:
Underfunded	$(3,519,293)	$(4,289,875)
Remaining unrecognized benefit obligation existing at transition	-	-
Unrecognized prior service costs due to plan amendments	-	-
Unrecognized net loss	-	-
Total	$(3,519,293)	$(4,289,875)

Amounts in accumulated other comprehensive income that have not yet been recognized as net pension cost:
Remaining unrecognized benefit obligation existing at transition	$-	$-
Unrecognized prior service costs due to plan amendments	253,651	326,043
Unrecognized net loss	4,236,846	4,774,048
Total	$4,490,497	$5,100,091

Amounts recognized in the consolidated financial statements:
Pension liability	$(3,519,293)	$(4,289,875)
Accumulated other comprehensive loss, net of tax effect of $1,661,508 for 2010 and $1,882,947 for 2009	2,828,989	3,217,144
Net amount recognized	$(690,304)	$(1,072,731)

Accumulated benefit obligation	$11,548,148	$11,181,550

Of the amounts in accumulated other comprehensive income as of December 31, 2010, we expect the following to be recognized as net pension cost in 2011:
Remaining unrecognized benefit obligation existing at transition	$-
Unrecognized prior service costs due to plan amendments	75,205
Unrecognized net loss	219,050
Total	$294,255

Net pension cost of our plan is as follows:

	Years Ended December 31,
	2010	2009	2008
Service cost	$79,909	$115,372	$107,851
Interest cost	646,708	605,817	572,246
Expected return on assets	(532,218)	(486,454)	(685,251)
Amortization of unrecognized net loss	287,413	247,143	68,673
Amortization of unrecognized transition obligation	-	-	4,036
Amortization of unrecognized prior service cost	72,392	72,392	73,913
Net periodic pension cost	$554,204	$554,270	$141,468

Our unrecognized benefit obligation existing at the date of transition for the plan is being amortized over 21 years.  Actuarial assumptions used in the accounting for the plan was as follows:

	December 31,
	2010	2009
Discount rate	5.51%	5.91%

Average rate increase in compensation levels	3.00%	3.00%

Expected long-term rate of return on plan assets	8.00%	8.00%

Our pension plan’s asset allocations at December 31, 2010 and 2009 by asset category are:

	December 31,
	2010	2009
Rocky common stock	9.0%	8.0%
Other equity securities	61.0%	53.0%
Municipal bonds	15.0%	21.0%
Corporate obligations	5.0%	0.0%
Cash and cash equivalents	10.0%	18.0%
Accrued income	0.0%	0.0%

Total	100.0%	100.0%

Our investment objectives are to:  (1) maintain the purchasing power of the current assets and all future contributions; (2) maximize return within reasonable and prudent levels of risk; (3) maintain an appropriate asset allocation policy (approximately 55% equity securities, 40% debt securities and 5% cash) that is compatible with the actuarial assumptions, while still having the potential to produce positive returns; and (4) control costs of administering the plan and managing the investments.

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

The expected benefit payments for pensions are as follows for the years ended December 31:

2011	$399,000
2012	496,000
2013	553,000
2014	559,000
2015	570,000
Thereafter	3,175,000

Total	$5,752,000

We are required to make a contribution of approximately $680,000 to the pension plan in 2011.

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

The fair values of our pension plan assets at December 31, 2010, by asset category are as follows:

	December 31, 2010
	Quoted Prices	Other significant observable inputs	Significant unobservable inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$832,672	$-	$-	$832,672
Equity Securities:
U. S. companies	4,716,610	-	-	4,716,610
International companies	850,766	-	-	850,766
Corporate obligations	410,841			410,841
Government securites:
U.S. government agencies	1,217,966	-	-	1,217,966
	$8,028,855	$-	$-	$8,028,855

We also sponsor a 401(k) savings plan for substantially all of our employees.  We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service.  Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee.  This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees.  Our contributions to the 401(k) plan were approximately $1.0 million in 2010, $1.0 million in 2009 and $1.1 million in 2008.

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

The Company has authorized 250,000 shares of voting preferred stock without par value.  No shares are issued or outstanding.  Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value.  Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2010 and 2009, respectively.

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

On October 11, 1995, we adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to 400,000 common shares.  In May 1998, we adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares.  In addition in May 2002, our shareholders approved the issuance of a total of 400,000 additional common shares of our stock under the 1995 Stock Option Plan.  All employees, officers, directors, consultants and advisors providing services to us are eligible to receive options under the Plans.  On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan.  The 2004 Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of December 31, 2010, the Company is authorized to issue 360,031 options under the 2004 Stock Incentive Plan; no options can be granted under the amended and restated 1995 Stock Option Plan.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years.

The following summarizes stock option transactions from January 1, 2009 through December 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	435,801	$15.88
Issued	-	$-
Exercised	(29,250)	$5.63
Forfeited	(71,301)	$8.97
Outstanding at December 31, 2009	335,250	$18.25	1.6	$188,358

Options exercisable at December 31, 2009	335,250	$18.25	1.6	$188,358

Unvested options at December 31, 2009	-	$-	0	$-

Outstanding at December 31, 2009	335,250	$18.25
Issued	-	$-
Exercised	(34,250)	$5.57
Forfeited	(69,000)	$18.81
Outstanding at December 31, 2010	232,000	$19.95	0.9	$167,753

Options exercisable at December 31, 2010	232,000	$19.95	0.9	$167,753

Unvested options at December 31, 2010	-	$-	0	$-

Fair value of options granted during the year:
2010		$-
2009		$-
2008		$-

During the years ended December 31, 2010, 2009 and 2008, a total of 34,250, 29,250 and 8,500 options were exercised with an intrinsic value of approximately $0.2 million, $0.1 million and zero, respectively.  During the years ended December 31, 2010, 2009 and 2008, there were no options issued.  During the year ended December 31, 2010, a total of 69,000 options were forfeited with a fair value of approximately $0.6 million.  A total of zero, 5,000 and 28,000 options vested during the years ended December 31, 2010, 2009 and 2008 with a fair value of zero, zero and zero, respectively.  At December 31, 2010 and 2009, a total of zero options were unvested with a fair value of zero.  At December 31, 2008, a total of 23,750 options were unvested with a fair value of zero.  For the twelve-month periods ended December 31, 2010 and 2009, our compensation expense related to stock option grants was approximately zero and $20,251, respectively.

During the year ended December 31, 2010, we issued 16,072 shares of common stock to members of our Board of Directors.  We recorded compensation expense of $129,900, which was the fair market value of the shares on the grant date.  The shares are fully vested but cannot be sold for one year.

In May 2010, the Company completed a public offering of 1.8 million shares of common stock at a price of $8.40 per share.  We received net proceeds from the offering of $14.1 million after deducting $0.9 million in underwriting discounts and $0.1 million in expenses. The proceeds were used to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.  After the prepayment, principal under the term loans totaled $26 million in the aggregate. The term loans have an interest rate of 11.5% payable semi-annually over the five year term of the notes.  In connection with this transaction, $0.2 million of prepayment fees and $0.2 million of non-cash charges related to deferred financing fees were incurred and have been reflected as a component of interest expense.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2010	2009	2008

Interest paid	$4,824,238	$6,749,462	$8,726,251

Federal, state and local income taxes paid - net of refunds	$2,810,434	$222,629	$1,463,675

Capitalized interest	$8,330	$5,983	$7,555

Fixed asset purchases in accounts payable	$560,248	$151,534	$112,742

14.	SEGMENT INFORMATION

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

Military.  While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. As of December 31, 2010, we have one contract totaling approximately $29.0 million to produce goods for the U.S. military.  This contract contains options for yearly renewals over periods ranging from one to four years.  Our military sales fluctuate from year to year.

The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	Years Ended December 31,
	2010	2009	2008
NET SALES:
Wholesale	$188,268,830	$174,260,798	$187,322,975
Retail	47,476,715	50,007,177	65,837,775
Military	17,046,718	5,217,600	6,377,395
Total Net Sales	$252,792,263	$229,485,575	$259,538,145

GROSS MARGIN:
Wholesale	$65,470,287	$60,562,741	$68,482,473
Retail	21,785,077	23,435,034	33,182,929
Military	2,117,350	559,581	577,807
Total Gross Margin	$89,372,714	$84,557,356	$102,243,209

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group:

	2010	% of Sales	2009	% of Sales	2008	% of Sales
Work footwear	$133,970,454	53.0%	$124,095,030	54.1%	$151,285,523	58.3%
Outdoor footwear	26,066,047	10.3%	26,541,959	11.6%	29,498,557	11.4%
Western footwear	30,707,353	12.1%	29,522,876	12.9%	30,971,343	11.9%
Duty footwear	22,190,068	8.8%	19,869,232	8.7%	17,860,778	6.9%
Military footwear	17,046,718	6.7%	5,217,600	2.3%	6,377,395	2.5%
Apparel	11,529,989	4.6%	12,210,926	5.3%	15,807,910	6.1%
Other	11,281,634	4.5%	12,027,952	5.2%	7,736,639	3.0%

	$252,792,263	100%	$229,485,575	100%	$259,538,145	100%

Net sales to foreign countries, primarily Canada, represented approximately 3.1% in 2010, 2.4% of net sales in 2009, and 3.0% of net sales in 2008.

15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total Year
2010
Net sales	$56,078,986	$55,223,054	$74,760,244	$66,729,979		$252,792,263
Gross margin	18,756,849	19,099,084	27,184,595	$24,332,186		89,372,714
Net income (loss)	(560,744)	523,610	4,682,355	$3,038,511		7,683,732

Net income (loss) per common share:
Basic	$(0.10)	$0.08	$0.63	$0.41		$1.14
Diluted	$(0.10)	$0.08	$0.63	$0.41		$1.14

2009
Net sales	$50,064,561	$51,188,615	$66,572,437	$61,659,962		$229,485,575
Gross margin	20,092,488	17,717,672	24,715,786	$22,031,410		84,557,356
Net income (loss)	(1,121,136)	(1,394,968)	2,781,445	$909,466	(a)	1,174,807

Net income (loss) per common share:
Basic	$(0.20)	$(0.25)	$0.50	$0.16		$0.21
Diluted	$(0.20)	$(0.25)	$0.50	$0.16		$0.21

No cash dividends were paid during 2010 or 2009.

(a)  Includes restructuring charges of approximately $451,000 or $0.08 per share, net of tax benefits.

16.	RESTRUCTURING CHARGES

During the fourth quarter of 2009, we initiated a comprehensive series of actions to reduce the operating cost structure and increase the operating efficiency of both our wholesale and retail divisions.   These actions involved the relocation of our wholesale division’s customer care function from Franklin, Tennessee to Nelsonville, Ohio; and the closing of underperforming mini-stores and trucks in our retail division.  These charges were composed of severance and employee benefits related costs; transition costs; and facility exit costs, which includes facility shut down and lease contract termination costs.  As a result of these actions, we recorded $711,169 of restructuring charges that are included in the 2009 Consolidated Results of Operations under the caption Restructuring charges.

The schedule below summarizes the charges included in the accompanying consolidated statement of operations for 2010 for our wholesale and retail divisions:

	Liability			Liability
	Beginning			Ending
	Balance			Balance
	12/31/2009	Expense	Payments	12/31/2010

Wholesale
Severance and employee benefits	$148,080		$148,080	$-

Transition costs	-		-	-

Facility exit costs	31,475		31,475	-

Total Wholesale	$179,555	$-	$179,555	$-

Retail
Severance and employee benefits	$-		$-	$-

Transition costs	36,091		36,091	-

Facility exit costs	160,717		160,717	-

Total Retail	$196,808	$-	$196,808	$-

Total	$376,363	$-	$376,363	$-