Form 10-Q
period 2011-03-31
ROCKY BRANDS, INC.
filed 2011-04-29
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of April 22, 2011, 7,489,995 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS
		PAGE
		NUMBER

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2011 and 2010 (Unaudited), and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three-Months Ended March 31, 2011 and 2010	6 –15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Reserved	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURE		24

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010	March 31, 2010
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,230,661	$4,362,531	$3,517,629
Trade receivables – net	37,459,868	47,593,807	39,994,342
Other receivables	1,010,981	911,103	1,216,568
Inventories	61,654,840	58,852,556	53,123,111
Deferred income taxes	1,218,101	1,218,101	1,475,695
Prepaid and refundable income taxes	260,555	-	420,150
Prepaid expenses	3,033,002	1,793,852	2,036,964
Total current assets	106,868,008	114,731,950	101,784,459

FIXED ASSETS – net	22,631,554	22,129,282	22,540,705
IDENTIFIED INTANGIBLES	30,512,025	30,495,485	30,519,994
OTHER ASSETS	1,548,308	1,222,712	2,817,110
TOTAL ASSETS	$161,559,895	$168,579,429	$157,662,268

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$10,368,817	$9,024,851	$8,916,985
Current maturities – long term debt	463,749	487,480	520,067
Accrued expenses:
Salaries and wages	961,408	2,702,166	940,916
Co-op advertising	30,623	109,003	186,588
Interest	65,874	52,440	1,617,629
Income taxes payable	-	422,229	-
Taxes - other	554,680	590,217	468,119
Commissions	596,293	669,389	496,856
Current portion of pension funding	680,000	680,000	700,000
Other	2,133,080	1,837,966	2,483,527
Total current liabilities	15,854,524	16,575,741	16,330,687

LONG TERM DEBT – less current maturities	27,300,087	34,608,338	46,225,039
DEFERRED INCOME TAXES	9,374,685	9,374,685	9,071,639
DEFERRED PENSION LIABILITY	2,738,374	2,839,293	3,638,475
DEFERRED LIABILITIES	179,560	177,814	186,227
TOTAL LIABILITIES	55,447,230	63,575,871	75,452,067

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2011 - 7,489,995; December 31, 2010 - 7,426,787 and March 31, 2010 - 5,605,537	69,546,028	69,052,101	54,801,424
Accumulated other comprehensive loss	(2,755,425)	(2,828,989)	(3,127,193)
Retained earnings	39,322,062	38,780,446	30,535,970
Total shareholders' equity	106,112,665	105,003,558	82,210,201
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$161,559,895	$168,579,429	$157,662,268

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
NET SALES	$52,306,275	$56,078,986

COST OF GOODS SOLD	33,040,330	37,322,137

GROSS MARGIN	19,265,945	18,756,849

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,229,351	18,024,687

INCOME FROM OPERATIONS	1,036,594	732,162

OTHER INCOME AND (EXPENSES):
Interest expense, net	(215,532)	(1,644,591)
Other – net	12,554	36,685
Total other - net	(202,978)	(1,607,906)

INCOME (LOSS) BEFORE INCOME TAXES	833,616	(875,744)

INCOME TAX EXPENSE (BENEFIT)	292,000	(315,000)

NET INCOME (LOSS)	$541,616	$(560,744)

NET INCOME (LOSS) PER SHARE
Basic	$0.07	$(0.10)
Diluted	$0.07	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,476,448	5,603,125
Diluted	7,478,611	5,603,125

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$541,616	$(560,744)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,454,857	1,433,982
Deferred compensation and other	105,889	140,297
Loss on disposal of fixed assets	36,526	536
Stock compensation expense	122,500	129,900
Change in assets and liabilities
Receivables	10,034,061	6,097,291
Inventories	(2,802,284)	2,297,356
Other current assets	(1,499,705)	(1,147,977)
Other assets	(325,596)	75,573
Accounts payable	1,416,419	2,139,438
Accrued and other liabilities	(2,172,949)	1,200,421

Net cash provided by operating activities	6,911,334	11,806,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,055,667)	(1,317,282)
Investment in trademarks and patents	(28,706)	(14,735)
Proceeds from sale of fixed assets	1,724	19,600

Net cash used in investing activities	(2,082,649)	(1,312,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	16,246,162	52,182,429
Repayments of revolving credit facility	(23,445,000)	(60,904,022)
Repayments of long-term debt	(133,144)	(124,947)
Proceeds from exercise of stock options	371,427	73,420

Net cash used in financing activities	(6,960,555)	(8,773,120)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,131,870)	1,720,536

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,362,531	1,797,093

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,230,661	$3,517,629

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED MARCH 31, 2011 AND 2010

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three-months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The components of total comprehensive income (loss) are shown below:

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$541,616	$(560,744)
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	73,564	89,951
Total comprehensive income (loss)	$615,180	$(470,793)

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $847,000, $868,000 and $954,000 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

3.	INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Unaudited)		(Unaudited)

Raw materials	$10,759,817	$7,728,707	$8,894,581
Work-in-process	847,197	410,110	613,874
Finished goods	50,192,066	50,764,439	43,661,158
Reserve for obsolescence or lower of cost or market	(144,240)	(50,700)	(46,502)

Total	$61,654,840	$58,852,556	$53,123,111

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

Interest	$209,900	$319,446

Federal, state and local income taxes, net of refunds	$974,785	$131,848

Fixed asset purchases in accounts payable	$487,795	$147,547

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period.  The diluted earnings per share computation includes common share equivalents, when dilutive.  There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three-months ended March 31, 2011 and 2010 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Weighted average shares outstanding	7,476,448	5,603,125

Dilutive stock options	2,163	-

Dilutive weighted average shares outstanding	7,478,611	5,603,125

Anti-dilutive stock options/weighted average shares outstanding	146,389	232,778

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

In September 2009, the FASB issued an accounting standards update “Revenue Recognition – Multiple Deliverable Revenue Arrangements”.  This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting.  This update eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This update also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this update.  In addition, for each reporting period in the initial year of adoption, this update requires disclosure of the amount of revenue recognized subject to the measurement requirements of this update and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements prior to this update.  This update is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  This ASU reflects the decision reached in EITF Issue No. 10-A.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”.  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combination that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this standard did not have a material effect on our consolidated financial statements.

Accounting standards not yet adopted

In April 2011, the FASB has issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Early application is permitted.  We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

7.	INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  We are no longer subject to U.S. Federal tax examinations for years before 2007.  State jurisdictions that remain subject to examination range from 2006 to 2009.  Foreign jurisdiction tax returns that remain subject to examination range from 2004 to 2009 for Canada and from 2005 to 2009 for Puerto Rico.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2011, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.  We provided for income taxes at an estimated effective tax rate of 35% and 36% for the three-months ended March 31, 2011 and 2010, respectively.  The estimated effective tax rate for 2011 is lower than the estimated rate for 2010 as we expect to make additional permanent capital investment in our operations in the Dominican Republic, which will reduce the amount of dividends that we will need to provide for U.S. income taxes.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2011 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,443,398	2,074,951	368,447
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,586,976	$3,074,951	$30,512,025

	Gross	Accumulated	Carrying
December 31, 2010	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,414,692	2,062,785	351,907
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,558,270	$3,062,785	$30,495,485

	Gross	Accumulated	Carrying
March 31, 2010 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,403,734	2,027,318	376,416
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,547,312	$3,027,318	$30,519,994

Amortization expense for intangible assets was $12,165 and $11,652 for the three months ended March 31, 2011 and 2010, respectively.  The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2012	48,093
2013	48,093
2014	48,093
2015	48,093
2016	48,093

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards.  As of March 31, 2011, we were authorized to issue approximately 347,823 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years.  The following summarizes stock option transactions from January 1, 2011 through March 31, 2011:

	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2011	232,000	$19.95
Issued	-	-
Exercised	(51,000)	$7.28
Forfeited	(35,000)	$29.80

Options outstanding at March 31, 2011	146,000	$22.01

Options exercisable at:
January 1, 2011	232,000	$19.95
March 31, 2011	146,000	$22.01

Unvested options at March 31, 2011	-

During the three-month period ended March 31, 2011, we issued 12,208 shares of common stock to members of our Board of Directors.  We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date.  The shares are fully vested but cannot be sold for one year.

In June 2009, our Board of Directors adopted a Rights Agreement, which provides for one preferred share purchase right to be associated with each share of our outstanding common stock.  Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock.  The rights are exercisable after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of our common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of our common stock.  Such exercise would ultimately entitle the holders of the rights to purchase at the exercise price, shares of common stock of the surviving corporation or purchaser, respectively, with an aggregate market value equal to two times the exercise price.  The person or groups effecting such 20 percent acquisition or undertaking such tender offer would not be entitled to exercise any rights.  These rights expire during June 2012.

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

Net pension cost of the Company’s plan is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

Service cost	$30,840	$19,977
Interest	156,330	161,677
Expected return on assets	(156,591)	(133,054)
Amortization of unrecognized net gain or loss	54,763	71,853
Amortization of unrecognized transition obligation	-	-
Amortization of unrecognized prior service cost	18,801	18,098
Net pension cost	$104,143	$138,551

Our unrecognized benefit obligations existing at the date of transition for the non-union plan are being amortized over 21 years.  Actuarial assumptions used in the accounting for the plan were as follows:

	2011	2010

Discount rate	5.51%	5.91%

Average rate of increase in compensation levels	3.0%	3.0%

Expected long-term rate of return on plan assets	8.0%	8.0%

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

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
NET SALES:
Wholesale	$39,794,825	$37,904,864
Retail	11,743,667	12,925,940
Military	767,783	5,248,182
Total Net Sales	$52,306,275	$56,078,986

GROSS MARGIN:
Wholesale	$13,340,154	$12,177,996
Retail	5,824,626	5,903,259
Military	101,165	675,594
Total Gross Margin	$19,265,945	$18,756,849

Segment asset information is not prepared or used to assess segment performance.

12.	LONG-TERM DEBT

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

Also in May 2010, we completed a public offering of 1.8 million shares of common stock at a price of $8.40 per share.  We received net proceeds from the offering of $14.1 million after deducting $0.9 million in underwriting discounts and $0.1 million in expenses. The proceeds were used to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.

In October 2010, we entered into a new financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility that replaced the existing revolving credit facility with GMAC.  In addition, the new financing agreement with PNC was used to repay the remaining balance of approximately $11 million under the term loans. The term of the new credit facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At March 31, 2011, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of March 31, 2011, we had $25.9 million in borrowings under this facility and total capacity of $58.9 million.

In April 2011, we repaid the remaining balance of approximately $1.8 million on our mortgage loans by borrowing under a sub-facility on the PNC credit facility.  The sub-facility is secured by the real estate owned by us.  In connection with this transaction, we incurred approximately $0.1 million of prepayment and other fees that will be reported as additional interest expense in the second quarter of 2011.

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

	Three Months Ended
	March 31,
	2011	2010
Net Sales	100.0%	100.0%
Cost Of Goods Sold	63.2%	66.6%
Gross Margin	36.8%	33.4%

Selling, General and Administrative Expenses	34.8%	32.1%

Income From Operations	2.0%	1.3%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net sales.  Net sales for the three months ended March 31, 2011 were $52.3 million compared to $56.1 million for the same period in 2010.  Wholesale sales for the three months ended March 31, 2011 were $39.8 million compared to $37.9 million for the same period in 2010.  The $1.9 million increase in wholesale sales was the result of a $3.1 million or 62.0% increase in our duty footwear category, a $1.4 million or 7.6% increase in our work footwear category (excluding Dickies) and a $0.4 million or 16.2% increase in our outdoor footwear category, which was partially offset by a $1.7 million decline of our Dickies licensed business and a $1.2 million or 15.2% decrease in our western footwear category.  Our licensing agreement with Dickies expired on December 31, 2010.  Retail sales for the three months ended March 31, 2011 were $11.7 million compared to $12.9 million for the same period in 2010.  The $1.2 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses.  Military segment sales for the three months ended March 31, 2011, were $0.8 million, compared to $5.2 million in the same period in 2010.  Shipments in 2010 were under the $29.0 million contract, issued in July 2009.

Gross margin.  Gross margin for the three months ended March 31, 2011 was $19.3 million, or 36.8% of net sales, compared to $18.8 million, or 33.4% of net sales, in the same period last year.  Wholesale gross margin for the three months ended March 31, 2011 was $13.3 million, or 33.5% of net sales, compared to $12.2 million, or 32.1% of net sales, in the same period last year.  The 140 basis point increase is primarily the result of higher average selling prices as well as higher sales of company owned brands which carry higher gross margins than licensed brands.  Retail gross margin for the three months ended March 31, 2011 was $5.8 million, or 49.6% of net sales, compared to $5.9 million, or 45.7% of net sales, for the same period in 2010.  The 390 basis point increase is primarily the result of higher average selling prices.  Military gross margin for the three months ended March 31, 2011 was $0.1 million, or 13.2% of net sales, compared to less than $0.7 million, or 12.9% of net sales, for the same period in 2010.

SG&A expenses.  SG&A expenses were $18.2 million, or 34.8% of net sales, for the three months ended March 31, 2011, compared to $18.0 million, or 32.1% of net sales for the same period in 2010.  The net change primarily reflects increases in compensation and benefits of $0.4 million, advertising expenses of $0.1 million and insurance costs of $0.1 million, which was partially offset by decreases in bad debt expense of $0.2 million and professional fees of $0.2 million.

Interest expense.  Interest expense was $0.2 million in the three months ended March 31, 2011, compared to $1.6 million for the same period in the prior year.  The decrease of $1.4 million is primarily the result of the repayment of a $40.0 million term note carrying interest at a rate of 11.5%.  This repayment was made with $14 million of proceeds from our May 2010 equity offering as well as $26 million of borrowings from our line of credit which generally carries an interest rate of LIBOR plus 150 basis points.

Income taxes.  Income tax expense for the three months ended March 31, 2011 was $0.3 million, compared to an income tax benefit $0.3 million for the same period a year ago.  We provided for income taxes at effective tax rates of 35% in 2011 and 36% in 2010.  The decrease in the estimated effective tax rate for 2011 is the result of our anticipation of making permanent capital investment in 2011 in our operations in the Dominican Republic, which reduced the amount of dividends that we need to provide for U.S. income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.  Capital expenditures were $2.1 million for the first three months of 2011, compared to $1.3 million for the same period in 2010. Total capital expenditures for 2011 are anticipated to be approximately $6.0 million.

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

Also in May 2010, we completed a public offering of 1.8 million shares of common stock at a price of $8.40 per share.  We received net proceeds from the offering of $14.1 million after deducting $0.9 million in underwriting discounts and $0.1 million in expenses. The proceeds were used to prepay amounts due under term loans with Laminar Direct Capital L.P. and Whitebox Hedged High Yield Partners, L.P.

In October 2010, we entered into a new financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility that replaced the existing revolving credit facility with GMAC.  In addition, the new financing agreement with PNC was used to repay the remaining balance of approximately $11 million under the term loans. The term of the new credit facility is five years and the current interest rate is generally LIBOR plus 1.50%.

In April 2011, we repaid the remaining balance of approximately $1.8 million on our mortgage loans by borrowing under a sub-facility on the PNC credit facility.  The sub-facility is secured by the real estate owned by us.  In connection with this transaction, we incurred approximately $0.1 million of prepayment and other fees that will be reported as additional interest expense in the second quarter of 2011.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At March 31, 2011, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of March 31, 2011, we had $25.9 million in borrowings under this facility and total capacity of $58.9 million.

We believe that our existing credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months.  Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Operating Activities.  Cash provided by operating activities totaled $6.9 million for the three months ended March 31, 2011, compared to $11.8 million in the same period of 2010.  Cash provided by operating activities for the three months ended March 31, 2011 was primarily impacted by reductions in accounts receivable and increases in accounts payable, partially offset by increases in inventory.  Cash provided by operating activities for the three months ended March 31, 2010 was primarily impacted by reductions in accounts receivable and inventory.

Investing Activities.  Cash used in investing activities was $2.1 million for the three months ended March 31, 2011, compared to $1.3 million in the same period of 2010.  Cash used in investing activities reflects an investment in property, plant and equipment of $2.1 million in 2011 and $1.3 million in 2010. Our 2011 and 2010 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities.  Cash used in financing activities for the three months ended March 31, 2011 was $7.0 million and reflects a net reduction under the revolving credit facility of $7.2 million and repayments on long-term debt of $0.1 million. Cash used in financing activities for the three months ended March 31, 2010 was $8.8 million and reflects a decrease in net borrowings under the revolving credit facility of $8.7 million and repayments on long-term debt of $0.1 million.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31.  Further discussion of our pension plan and related assumptions is included in Note 10, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2011. Actual results would be different using other assumptions.  Management records an accrual for pension costs associated with our sponsored non-contributory defined benefit pension plan covering our non-union workers.  Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.  At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2010.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Rocky Brands, Inc.

Date: April 29, 2011	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.