Form 10-Q
period 2011-06-30
ROCKY BRANDS, INC.
filed 2011-07-29
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of July 22, 2011, 7,489,995 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets June 30, 2011 and 2010 (Unaudited), and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2011 and 2010	6 –15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Reserved	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURE		25

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010	June 30, 2010
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,194,944	$4,362,531	$3,166,143
Trade receivables – net	41,965,418	47,593,807	40,782,470
Other receivables	770,106	911,103	1,182,335
Inventories	74,391,866	58,852,556	61,811,667
Deferred income taxes	1,218,101	1,218,101	1,475,695
Prepaid and refundable income taxes	-	-	325,493
Prepaid expenses	2,783,290	1,793,852	1,876,888
Total current assets	124,323,725	114,731,950	110,620,691
FIXED ASSETS – net	23,501,917	22,129,282	22,436,535
IDENTIFIED INTANGIBLES	30,504,268	30,495,485	30,512,822
OTHER ASSETS	931,133	1,222,712	2,112,475
TOTAL ASSETS	$179,261,043	$168,579,429	$165,682,523

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$13,000,426	$9,024,851	$13,415,750
Current maturities – long term debt	6,865	487,480	528,434
Accrued expenses:
Salaries and wages	1,141,786	2,702,166	1,080,435
Co-op advertising	48,238	109,003	259,779
Interest	84,107	52,440	181,502
Income taxes payable	836,171	422,229	-
Taxes - other	714,528	590,217	535,101
Commissions	526,695	669,389	493,086
Current portion of pension funding	680,000	680,000	700,000
Other	1,713,347	1,837,966	2,216,962
Total current liabilities	18,752,163	16,575,741	19,411,049
LONG TERM DEBT – less current maturities	39,517,005	34,608,338	36,370,863
DEFERRED INCOME TAXES	9,374,685	9,374,685	9,071,639
DEFERRED PENSION LIABILITY	2,637,456	2,839,293	3,687,075
DEFERRED LIABILITIES	513,806	177,814	187,973
TOTAL LIABILITIES	70,795,115	63,575,871	68,728,599
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2011 - 7,489,995; December 31, 2010 - 7,426,787 and June 30, 2010 - 7,406,787	69,546,028	69,052,101	68,931,586
Accumulated other comprehensive loss	(2,681,862)	(2,828,989)	(3,037,242)
Retained earnings	41,601,762	38,780,446	31,059,580
Total shareholders' equity	108,465,928	105,003,558	96,953,924
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$179,261,043	$168,579,429	$165,682,523

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET SALES	$52,282,632	$55,223,054	$104,588,907	$111,302,040

COST OF GOODS SOLD	31,665,304	36,123,970	64,705,634	73,446,107

GROSS MARGIN	20,617,328	19,099,084	39,883,273	37,855,933

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,853,029	16,163,354	35,082,380	34,188,041

INCOME FROM OPERATIONS	3,764,299	2,935,730	4,800,893	3,667,892

OTHER INCOME AND (EXPENSES):
Interest expense, net	(292,454)	(2,121,552)	(507,986)	(3,766,143)
Other – net	34,855	3,432	47,409	40,117
Total other - net	(257,599)	(2,118,120)	(460,577)	(3,726,026)

INCOME (LOSS) BEFORE INCOME TAXES	3,506,700	817,610	4,340,316	(58,134)

INCOME TAX EXPENSE (BENEFIT)	1,227,000	294,000	1,519,000	(21,000)

NET INCOME (LOSS)	$2,279,700	$523,610	$2,821,316	$(37,134)

NET INCOME (LOSS) PER SHARE
Basic	$0.30	$0.08	$0.38	$(0.01)
Diluted	$0.30	$0.08	$0.38	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,489,995	6,535,812	7,483,259	6,072,045
Diluted	7,489,995	6,557,289	7,484,341	6,072,045

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,821,316	$(37,134)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,869,535	2,808,696
Deferred compensation and other	544,278	280,594
Loss on disposal of fixed assets	48,125	15,100
Stock compensation expense	122,500	129,900
Change in assets and liabilities
Receivables	5,769,386	5,343,396
Inventories	(15,539,310)	(6,391,200)
Other current assets	(989,438)	(893,243)
Other assets	291,579	930,208
Accounts payable	4,007,970	6,635,696
Accrued and other liabilities	(1,581,534)	(226,349)
Net cash (used in) provided by operating activities	(1,635,593)	8,595,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,336,634)	(2,589,880)
Investment in trademarks and patents	(33,058)	(19,327)
Proceeds from sale of fixed assets	38,219	21,360
Net cash used in investing activities	(4,331,473)	(2,587,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	38,369,172	126,138,795
Repayments of revolving credit facility	(31,950,000)	(115,579,265)
Debt financing costs	-	(150,000)
Repayments of long-term debt	(1,991,120)	(29,251,879)
Issuance of common stock, net of issuance costs	-	14,123,612
Proceeds from exercise of stock options	371,427	79,970
Net cash provided by (used in) financing activities	4,799,479	(4,638,767)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,167,587)	1,369,050

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,362,531	1,797,093

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,194,944	$3,166,143

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The components of total comprehensive income are shown below:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$2,279,700	$523,610	$2,821,316	$(37,134)
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	73,564	89,951	147,128	179,902
Total comprehensive income	$2,353,264	$613,561	$2,968,444	$142,768

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $618,000, $868,000 and $951,000 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

3.	INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Unaudited)		(Unaudited)

Raw materials	$9,932,926	$7,728,707	$10,987,932
Work-in-process	609,292	410,110	581,874
Finished goods	63,993,280	50,764,439	50,288,419
Reserve for obsolescence or lower of cost or market	(143,632)	(50,700)	(46,558)
Total	$74,391,866	$58,852,556	$61,811,667

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010

Interest	$486,546	$3,282,283

Federal, state and local income taxes, net of refunds	$1,105,055	$331,181

Fixed asset purchases in accounts payable	$527,853	$150,054

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period.  The diluted earnings per share computation includes common share equivalents, when dilutive.  There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2011 and 2010 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average shares outstanding	7,489,995	6,535,812	7,483,259	6,072,045

Dilutive stock options	-	21,477	1,082	-

Dilutive weighted average shares outstanding	7,489,995	6,557,289	7,484,341	6,072,045

Anti-dilutive stock options/weighted average shares outstanding	137,879	201,896	141,917	217,251

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

In September 2009, the FASB issued an accounting standards update, “Revenue Recognition – Multiple Deliverable Revenue Arrangements”. This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting. This update eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined. This update also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this update. In addition, for each reporting period in the initial year of adoption, this update requires disclosure of the amount of revenue recognized subject to the measurement requirements of this update and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements prior to this update. This update is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

Accounting standards not yet adopted

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2011, accrued interest or penalties were not material, and no such expenses were recognized during the quarter. We provided for income taxes at an estimated effective tax rate of 35% and 36% for the three and six months ended June 30, 2011 and 2010, respectively. The estimated effective tax rate for 2011 is lower than the estimated rate for 2010 as we expect to make additional permanent capital investment in our operations in the Dominican Republic, which will reduce the amount of dividends that we will need to provide for U.S. income taxes.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2011 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,447,750	2,087,060	360,690
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,591,328	$3,087,060	$30,504,268

	Gross	Accumulated	Carrying
December 31, 2010	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,414,692	2,062,785	351,907
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,558,270	$3,062,785	$30,495,485

	Gross	Accumulated	Carrying
June 30, 2010 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,408,326	2,039,082	369,244
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,551,904	$3,039,082	$30,512,822

Amortization expense for intangible assets was $12,110 and $11,764 for the three months ended June 30, 2011 and 2010, respectively and $24,275 and $23,416 for the six months ended June 30, 2011 and 2010, respectively.  The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2012	48,383
2013	48,383
2014	48,383
2015	48,383
2016	48,383

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan.  The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards.  As of June 30, 2011, we were authorized to issue approximately 347,823 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years.  The following summarizes stock option transactions from January 1, 2011 through June 30, 2011:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2011	232,000	$19.95
Issued	-	-
Exercised	(51,000)	$7.28
Forfeited	(45,000)	$27.84
Options outstanding at June 30, 2011	136,000	$22.09

Options exercisable at:
January 1, 2011	232,000	$19.95
June 30, 2011	136,000	$22.09

Unvested options at June 30, 2011	-

During the six-month period ended June 30, 2011, we issued 12,208 shares of common stock to members of our Board of Directors.  We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date.  The shares are fully vested but cannot be sold for one year.

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
Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$30,840	$19,977	$61,680	$39,954
Interest	156,330	161,677	312,660	323,354
Expected return on assets	(156,591)	(133,054)	(313,182)	(266,108)
Amortization of unrecognized net gain or loss	54,763	71,853	109,526	143,706
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	18,801	18,098	37,602	36,196
Net pension cost	$104,143	$138,551	$208,286	$277,102

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET SALES:
Wholesale	$40,798,222	$38,504,796	$80,593,047	$76,409,660
Retail	10,881,759	11,006,622	22,625,426	23,932,562
Military	602,651	5,711,636	1,370,434	10,959,818
Total Net Sales	$52,282,632	$55,223,054	$104,588,907	$111,302,040

GROSS MARGIN:
Wholesale	$15,453,779	$13,479,972	$28,793,933	$25,657,968
Retail	5,085,257	4,869,379	10,909,883	10,772,638
Military	78,292	749,733	179,457	1,425,327
Total Gross Margin	$20,617,328	$19,099,084	$39,883,273	$37,855,933

Segment asset information is not prepared or used to assess segment performance.

12.	LONG-TERM DEBT

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

In April 2011, we repaid the remaining balance of approximately $1.8 million on our mortgage loans by borrowing under a sub-facility on the PNC credit facility.  The sub-facility is secured by real estate owned by us.  In connection with this transaction, we incurred approximately $0.1 million of prepayment and other fees that were reported as additional interest expense in the second quarter of 2011.  The mortgage loans were incurring interest at 8.28% and were replaced with borrowings under the credit facility for a current interest rate of LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At June 30, 2011, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of June 30, 2011, we had $39.5 million in borrowings under this facility and total capacity of $70.0 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	60.6%	65.4%	61.9%	66.0%
Gross Margin	39.4%	34.6%	38.1%	34.0%

Selling, General and
Administrative Expenses	32.2%	29.3%	33.5%	30.7%

Income From Operations	7.2%	5.3%	4.6%	3.3%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net sales.  Net sales for the three months ended June 30, 2011 were $52.3 million compared to $55.2 million for the same period in 2010.  Wholesale sales for the three months ended June 30, 2011 were $40.8 million compared to $38.5 million for the same period in 2010.  The $2.3 million increase in wholesale sales was the result of a $2.4 million or 50.2% increase in our duty footwear category, a $1.0 million or 17.0% increase in our western footwear category, a $0.9 million or 107.5% increase in apparel and accessories, a $0.2 million or 3.0% increase in our outdoor footwear category and a $0.1 million increase in other, which were partially offset by a $0.5 million or 2.8% decrease in our work footwear category (excluding Dickies) and a $1.8 million decline of our Dickies licensed business.  Our licensing agreement with Dickies expired on December 31, 2010.  Retail sales for the three months ended June 30, 2011 were $10.9 million compared to $11.0 million for the same period in 2010. Military segment sales for the three months ended June 30, 2011, were $0.6 million, compared to $5.7 million in the same period in 2010.  From time to time, we bid on military contracts when they become available.  Our sales under such contracts are dependent on us winning the bids for these contracts.

Gross margin.  Gross margin for the three months ended June 30, 2011 was $20.6 million, or 39.4% of net sales, compared to $19.1 million, or 34.6% of net sales, in the same period last year.  Wholesale gross margin for the three months ended June 30, 2011 was $15.5 million, or 37.9% of net sales, compared to $13.5 million, or 35.0% of net sales, in the same period last year.  The 290 basis point increase was primarily the result of higher average selling prices and reduced manufacturing costs in our manufacturing facilities, which included a $0.6 million refund of labor cost under a labor incentive agreement in Puerto Rico. Retail gross margin for the three months ended June 30, 2011 was $5.1 million, or 46.7% of net sales, compared to $4.9 million, or 44.2% of net sales, for the same period in 2010.  The 250 basis point increase was primarily the result of higher average selling prices.  Military gross margin for the three months ended June 30, 2011 was $0.1 million, or 13.0% of net sales, compared to $0.7 million, or 13.1% of net sales, for the same period in 2010.

SG&A expenses.  SG&A expenses were $16.9 million, or 32.2% of net sales, for the three months ended June 30, 2011, compared to $16.2 million, or 29.3% of net sales for the same period in 2010.  The net change primarily reflects increases in advertising expenses of $0.6 million and freight expenses of $0.2 million, which were partially offset by a decrease in legal and professional fees of $0.1 million.

Interest expense.  Interest expense was $0.3 million in the three months ended June 30, 2011, compared to $2.1 million for the same period in the prior year which included one-time fees of approximately $0.9 million associated with the early repayment of a portion of our senior term note.  The remaining decrease is primarily the result of the repayment of a $40.0 million term note carrying interest at a rate of 11.5%.  This repayment was made with $14 million of proceeds from our May 2010 equity offering as well as $26 million of borrowings from our line of credit which generally carries an interest rate of LIBOR plus 150 basis points.  The interest expense for the three months ended June 30, 2011 included $0.1 million of prepayment penalties and other fees from early repayment of our mortgage loans in April 2011.

Income taxes.  Income tax expense for the three months ended June 30, 2011 was $1.2 million, compared to an income tax expense of $0.3 million for the same period a year ago.  We provided for income taxes at effective tax rates of 35% in 2011 and 36% in 2010.  The decrease in the estimated effective tax rate for 2011 is the result of our anticipation of making permanent capital investment in 2011 in our operations in the Dominican Republic, which reduced the amount of dividends that we need to provide for U.S. income taxes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net sales.  Net sales for the six months ended June 30, 2011 were $104.6 million compared to $111.3 million for the same period in 2010.  Wholesale sales for the six months ended June 30, 2011 were $80.6 million compared to $76.4 million for the same period in 2010.  The $4.2 million increase in wholesale sales was the result of a $5.5 million or 56.3% increase in our duty footwear category, a $0.9 million or 2.4% increase in our work footwear category (excluding Dickies), a $0.9 million or 57.4% increase in sales of apparel and accessories, a $0.5 million or 6.5% increase in our outdoor footwear category and $0.1 million increase in other, which were partially offset by a $3.5 million decline of our Dickies licensed business and a $0.2 million or 1.8% decrease in our western footwear category.  Our licensing agreement with Dickies expired on December 31, 2010.  Retail sales for the six months ended June 30, 2011 were $22.6 million compared to $23.9 million for the same period in 2010.  The $1.3 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses.  Military segment sales for the six months ended June 30, 2011, were $1.4 million, compared to $11.0 million in the same period in 2010.  From time to time, we bid on military contracts when they become available.  Our sales under such contracts are dependent on us winning the bids for these contracts.

Gross margin.  Gross margin for the six months ended June 30, 2011 was $39.9 million, or 38.1% of net sales, compared to $37.9 million, or 34.0% of net sales, in the same period last year.  Wholesale gross margin for the six months ended June 30, 2011 was $28.8 million, or 35.7% of net sales, compared to $25.7 million, or 33.6% of net sales, in the same period last year.  The 210 basis point increase was primarily the result of higher average selling prices as well as reduced manufacturing costs in our manufacturing facilities.  Retail gross margin for the six months ended June 30, 2011 was $10.9 million, or 48.2% of net sales, compared to $10.8 million, or 45.0% of net sales, for the same period in 2010.  The 320 basis point increase was primarily the result of higher average selling prices.  Military gross margin for the six months ended June 30, 2011 was $0.2 million, or 13.1% of net sales, compared $1.4 million, or 13.0% of net sales, for the same period in 2010.

SG&A expenses.  SG&A expenses were $35.1 million, or 33.5% of net sales, for the six months ended June 30, 2011, compared to $34.2 million, or 30.7% of net sales for the same period in 2010.  The net change primarily reflects increases in advertising expenses of $0.7 million, sales commissions of $0.4 million and freight expenses of $0.3 million, which were partially offset by decreases in professional fees of $0.3 million and bad debt expense of $0.2 million.

Interest expense.  Interest expense was $0.5 million in the six months ended June 30, 2011, compared to $3.8 million for the same period in the prior year, which included one-time fees of approximately $0.9 million associated with the early repayment of a portion of our senior term note.  The remaining decrease is primarily the result of the repayment of a $40.0 million term note carrying interest at a rate of 11.5%.  This repayment was made with $14 million of proceeds from our May 2010 equity offering as well as $26 million of borrowings from our line of credit which generally carries an interest rate of LIBOR plus 150 basis points.  The interest expense for the six months ended June 30, 2011 included $0.1 million of prepayment penalties and other fees from early repayment of our mortgage loans in April 2011.

Income taxes.  Income tax expense for the six months ended June 30, 2011 was $1.5 million, compared to an income tax benefit of less than $0.1 million for the same period a year ago.  We provided for income taxes at effective tax rates of 35% in 2011 and 36% in 2010.  The decrease in the estimated effective tax rate for 2011 is the result of our anticipation of making permanent capital investment in 2011 in our operations in the Dominican Republic, which reduced the amount of dividends that we need to provide for U.S. income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.  Capital expenditures were $4.3 million for the first six months of 2011, compared to $2.6 million for the same period in 2010. Total capital expenditures for 2011 are anticipated to be approximately $6.0 million.

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

In April 2011, we repaid the remaining balance of approximately $1.8 million on our mortgage loans by borrowing under a sub-facility on the PNC credit facility.  The sub-facility is secured by real estate owned by us.  In connection with this transaction, we incurred approximately $0.1 million of prepayment and other fees that were reported as additional interest expense in the second quarter of 2011. The mortgage loans were incurring interest at 8.28% and were replaced with borrowings under the credit facility for a current interest rate of LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At June 30, 2011, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of June 30, 2011, we had $39.5 million in borrowings under this facility and total capacity of $70.0 million.

We believe that our existing credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months.  Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Operating Activities.  Cash used in operating activities totaled $1.6 million for the six months ended June 30, 2011, compared to cash provided of $8.6 million in the same period of 2010.  Cash used in operating activities for the six months ended June 30, 2011 was primarily impacted by higher inventory levels, partially offset by reductions in accounts receivable and increases in accounts payable.  Cash provided by operating activities for the six months ended June 30, 2010 was primarily impacted by reductions in accounts receivable and increases in accounts payable, partially offset by an increase in inventory.

Investing Activities.  Cash used in investing activities was $4.3 million for the six months ended June 30, 2011, compared to $2.6 million in the same period of 2010.  Cash used in investing activities reflects an investment in property, plant and equipment of $4.3 million in 2011 and $2.6 million in 2010. Our 2011 and 2010 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2011 was $4.8 million and reflects a net increase in the borrowing under the revolving credit facility of $6.4 million, partially offset by repayments on long-term debt of $2.0 million. Cash used in financing activities for the six months ended June 30, 2010 was $4.6 million and reflects $14.1 million of proceeds from the aforementioned issuance of common stock, an increase in net borrowings under the revolving credit facility of $10.6 million and repayments on long-term debt of $29.3 million.

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

The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31.  Further discussion of our pension plan and related assumptions is included in Note 10, “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2011. Actual results would be different using other assumptions.  Management records an accrual for pension costs associated with our sponsored non-contributory defined benefit pension plan covering our non-union workers.  Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.  At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.
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

Internal Controls.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101+	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.

*                      Filed with this report.
+                      Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: July 29, 2011	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.