Form 10-Q
period 2011-09-30
ROCKY BRANDS, INC.
filed 2011-10-28
CIK 895456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of October 21, 2011, 7,489,995 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS
		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2011 and 2010 (Unaudited), and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2011 and 2010	6 –16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Reserved	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURE		26

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010	September 30, 2010
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,330,196	$4,362,531	$3,965,906
Trade receivables – net	63,339,879	47,593,807	61,261,175
Other receivables	1,055,666	911,103	1,319,589
Inventories	78,887,067	58,852,556	62,913,777
Deferred income taxes	1,238,989	1,218,101	1,490,601
Prepaid expenses	2,822,954	1,793,852	1,494,653
Total current assets	150,674,751	114,731,950	132,445,701
FIXED ASSETS – net	23,572,687	22,129,282	22,114,258
IDENTIFIED INTANGIBLES	30,505,267	30,495,485	30,504,785
OTHER ASSETS	737,489	1,222,712	1,896,914
TOTAL ASSETS	$205,490,194	$168,579,429	$186,961,658

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$11,054,561	$9,024,851	$9,449,927
Current maturities - long term debt	2,955	487,480	508,376
Accrued expenses:
Salaries and wages	2,330,197	2,702,166	2,624,978
Co-op advertising	75,864	109,003	63,222
Interest	97,266	52,440	497,641
Income taxes payable	1,916,316	422,229	2,280,900
Taxes - other	420,082	590,217	490,978
Commissions	606,048	669,389	541,389
Current portion of pension funding	3,348,035	680,000	700,000
Other	1,775,031	1,837,966	2,185,406
Total current liabilities	21,626,355	16,575,741	19,342,817
LONG TERM DEBT – less current maturities	60,054,291	34,608,338	52,910,608
DEFERRED INCOME TAXES	9,521,852	9,374,685	9,060,211
DEFERRED PENSION LIABILITY	-	2,839,293	3,735,674
DEFERRED LIABILITIES	535,937	177,814	189,719
TOTAL LIABILITIES	91,738,435	63,575,871	85,239,029
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2011 - 7,489,995; December 31, 2010 - 7,426,787 and September 30, 2010 - 7,409,537	69,546,028	69,052,101	68,927,984
Accumulated other comprehensive loss	(2,608,298)	(2,828,989)	(2,947,290)
Retained earnings	46,814,029	38,780,446	35,741,935
Total shareholders' equity	113,751,759	105,003,558	101,722,629
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$205,490,194	$168,579,429	$186,961,658

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET SALES	$71,020,546	$74,760,244	$175,609,453	$186,062,284

COST OF GOODS SOLD	45,430,389	47,575,649	110,136,023	121,021,756

GROSS MARGIN	25,590,157	27,184,595	65,473,430	65,040,528

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,026,065	19,159,541	53,108,445	53,347,582

INCOME FROM OPERATIONS	7,564,092	8,025,054	12,364,985	11,692,946

OTHER INCOME AND (EXPENSES):
Interest expense - net	(252,858)	(955,033)	(760,844)	(4,721,176)
Other - net	106,033	246,334	153,442	286,451
Total other - net	(146,825)	(708,699)	(607,402)	(4,434,725)

INCOME BEFORE INCOME TAXES	7,417,267	7,316,355	11,757,583	7,258,221

INCOME TAX EXPENSE	2,205,000	2,634,000	3,724,000	2,613,000

NET INCOME	$5,212,267	$4,682,355	$8,033,583	$4,645,221

NET INCOME PER SHARE
Basic	$0.70	$0.63	$1.07	$0.71
Diluted	$0.70	$0.63	$1.07	$0.71

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,489,995	7,407,409	7,485,529	6,522,058
Diluted	7,489,995	7,422,194	7,486,250	6,541,192

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,033,583	$4,645,221
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,279,667	4,209,421
Deferred compensation and other	670,552	420,891
Deferred income taxes	126,279	(26,334)
Loss on disposal of fixed assets	37,320	14,038
Stock compensation expense	122,500	129,900
Change in assets and liabilities
Receivables	(15,890,635)	(15,272,563)
Inventories	(20,034,511)	(7,493,310)
Other current assets	(1,029,102)	(185,515)
Other assets	485,223	1,145,769
Accounts payable	2,275,812	2,740,554
Accrued and other liabilities	574,398	3,691,301
Net cash used in operating activities	(20,348,914)	(5,980,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,020,945)	(3,729,619)
Investment in trademarks and patents	(46,098)	(23,118)
Proceeds from sale of fixed assets	50,767	24,860
Net cash used in investing activities	(6,016,276)	(3,727,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	67,246,458	196,671,708
Repayments of revolving credit facility	(40,290,000)	(169,463,530)
Debt financing costs	-	(150,000)
Repayments of long-term debt	(1,995,030)	(29,380,841)
Issuance of common stock, net of issuance costs	-	14,105,600
Proceeds from exercise of stock options	371,427	94,380
Net cash provided by financing activities	25,332,855	11,877,317

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,032,335)	2,168,813

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,362,531	1,797,093

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,330,196	$3,965,906

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The components of total comprehensive income are shown below:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$5,212,267	$4,682,355	$8,033,583	$4,645,221
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	73,564	89,952	220,692	269,854
Total comprehensive income	$5,285,831	$4,772,307	$8,254,275	$4,915,075

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $703,000, $868,000 and $1,048,000 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances.

3.	INVENTORIES

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Unaudited)		(Unaudited)

Raw materials	$8,640,940	$7,728,707	$10,641,734
Work-in-process	688,133	410,110	732,910
Finished goods	69,689,314	50,764,439	51,586,413
Reserve for obsolescence or lower of cost or market	(131,320)	(50,700)	(47,280)

Total	$78,887,067	$58,852,556	$62,913,777

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010

Interest	$742,106	$3,763,729

Federal, state and local income taxes, net of refunds	$2,107,815	$385,112

Fixed asset purchases in accounts payable	$314,146	$79,373

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period.  The diluted earnings per share computation includes common share equivalents, when dilutive.  There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2011 and 2010 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average shares outstanding	7,489,995	7,407,409	7,485,529	6,522,058

Dilutive stock options	-	14,785	721	19,134

Dilutive weighted average shares outstanding	7,489,995	7,422,194	7,486,250	6,541,192

Anti-dilutive stock options/weighted average shares outstanding	135,370	196,000	139,689	210,090

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

In September 2009, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU), Revenue Recognition – Multiple Deliverable Revenue Arrangements.  This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting.  This update eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This update also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this update.  In addition, for each reporting period in the initial year of adoption, this update requires disclosure of the amount of revenue recognized subject to the measurement requirements of this update and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements prior to this update.  This update is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU reflects the decision reached in EITF Issue No. 10-A.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combination that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of this standard did not have a material effect on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this update should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other – (Topic 350) Testing Goodwill for Impairment. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a Multiemployer Plan.  The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented.  We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

7.	INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  We are no longer subject to U.S. Federal tax examinations for years before 2008.  State jurisdictions that remain subject to examination range from 2007 to 2010.  Foreign jurisdiction tax returns that remain subject to examination range from 2005 to 2010 for Canada and from 2006 to 2010 for Puerto Rico.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2011, accrued interest or penalties were not material, and no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 32.6% and 37.6% for the nine months ended September 30, 2011 and 2010, respectively.  The estimated effective tax rate for 2011 is lower than the estimated rate for 2010 as we expect to make additional permanent capital investment in our operations in the Dominican Republic, which will reduce the amount of dividends that we will need to provide for U.S. income taxes.

During the three and nine-month periods ended September 30, 2011, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2010 Federal income tax return which decreased our effective tax rates for the three and nine-month period ended September 30, 2011 to 29.7% and 31.7%, respectively.

During the three and nine-month periods ended September 30, 2010, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2009 Federal income tax return which decreased our effective tax rates for the three and nine-month periods ended September 30, 2010 to 36%.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:
	Gross	Accumulated	Carrying
September 30, 2011 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,460,790	2,099,101	361,689
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,604,368	$3,099,101	$30,505,267

	Gross	Accumulated	Carrying
December 31, 2010	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,414,692	2,062,785	351,907
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,558,270	$3,062,785	$30,495,485

	Gross	Accumulated	Carrying
September 30, 2010 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,412,117	2,050,910	361,207
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,555,695	$3,050,910	$30,504,785

Amortization expense for intangible assets was $12,041 and $11,827 for the three months ended September 30, 2011 and 2010, respectively and $36,316 and $35,243 for the nine months ended September 30, 2011 and 2010, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2012	$49,253
2013	49,253
2014	49,253
2015	49,253
2016	49,253

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of June 30, 2011, we were authorized to issue approximately 347,823 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2011 through September 30, 2011:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2011	232,000	$19.95
Issued	-	-
Exercised	(51,000)	$7.28
Forfeited	(46,000)	$27.69
Options outstanding at September 30, 2011	135,000	$22.10

Options exercisable at:
January 1, 2011	232,000	$19.95
September 30, 2011	135,000	$22.10

Unvested options at September 30, 2011	-

During the nine-month period ended September 30, 2011, we issued 12,208 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

We recently made a decision to fully fund and terminate the pension plan. We expect the transaction to be completed by the end of 2011. As a result, we expect to contribute approximately $4.2 million into the plan and record a pension termination expense of approximately $3.2 million net of tax in the fourth quarter of 2011. The ultimate pension expense and contribution is dependent on the fair value of plan assets at settlement.

Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Service cost	$30,840	$19,977	$92,520	$59,931
Interest	156,331	161,677	468,991	485,031
Expected return on assets	(156,592)	(133,055)	(469,774)	(399,163)
Amortization of unrecognized net gain or loss	54,762	71,854	164,288	215,560
Amortization of unrecognized prior service cost	18,802	18,098	56,404	54,294
Net pension cost	$104,143	$138,551	$312,429	$415,653

Our unrecognized benefit obligations existing at the date of transition for the non-union plan are being amortized over 21 years. Actuarial assumptions used in the accounting for the plan were as follows:

	2011	2010

Discount rate	5.51%	5.91%

Average rate of increase in compensation levels	3.0%	3.0%

Expected long-term rate of return on plan assets	8.0%	8.0%

11.	SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, mail order catalogs, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Retail includes all sales from our stores, websites and all sales in our Lehigh division, which includes sales via shoemobiles to individual customers. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments.
	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET SALES:
Wholesale	$60,229,521	$59,396,157	$140,822,568	$135,805,817
Retail	10,342,743	11,112,373	32,968,169	35,044,935
Military	448,282	4,251,714	1,818,716	15,211,532
Total Net Sales	$71,020,546	$74,760,244	$175,609,453	$186,062,284

GROSS MARGIN:
Wholesale	$20,656,965	$21,425,840	$49,450,898	$47,083,808
Retail	4,873,532	5,102,592	15,783,415	15,875,230
Military	59,660	656,163	239,117	2,081,490
Total Gross Margin	$25,590,157	$27,184,595	$65,473,430	$65,040,528

Segment asset information is not prepared or used to assess segment performance.

12.	LONG-TERM DEBT

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

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At September 30, 2011, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2011, we had $60.1 million in borrowings under this facility and total capacity of $70.0 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	64.0%	63.6%	62.7%	65.0%
Gross Margin	36.0%	36.4%	37.3%	35.0%

Selling, General and
Administrative Expenses	25.4%	25.6%	30.2%	28.7%

Income From Operations	10.6%	10.8%	7.1%	6.3%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net sales.  Net sales for the three months ended September 30, 2011 were $71.0 million compared to $74.8 million for the same period in 2010.  Wholesale sales for the three months ended September 30, 2011 were $60.2 million compared to $59.4 million for the same period in 2010.  The $0.8 million increase in wholesale sales was the result of a $2.9 million or 46.9% increase in our duty footwear category, a $0.9 million or 11.3% increase in our western footwear category and a $0.6 million or 4.8% increase in our outdoor footwear category, which were partially offset by a $0.5 million or 2.4% decrease in our work footwear category (excluding Dickies), a $0.2 million or 2.7% decrease in apparel and accessories, a $0.9 million decrease in other and a $2.0 million decline of our Dickies licensed business.  Our licensing agreement with Dickies expired on December 31, 2010.  Retail sales for the three months ended September 30, 2011 were $10.3 million compared to $11.1 million for the same period in 2010.  The $0.8 million decline in retail sales was a result of our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses.  Military segment sales for the three months ended September 30, 2011, were $0.4 million, compared to $4.3 million in the same period in 2010.  From time to time, we bid on military contracts when they become available.  Our sales under such contracts are dependent on us winning the bids for these contracts.

Gross margin.  Gross margin for the three months ended September 30, 2011 was $25.6 million, or 36.0% of net sales, compared to $27.2 million, or 36.4% of net sales, in the same period last year.  Wholesale gross margin for the three months ended September 30, 2011 was $20.7 million, or 34.3% of net sales, compared to $21.4 million, or 36.1% of net sales, in the same period last year.  The 180 basis point decrease was primarily the result of higher product costs.  Retail gross margin for the three months ended September 30, 2011 was $4.9 million, or 47.1% of net sales, compared to $5.1 million, or 45.9% of net sales, for the same period in 2010.  The 120 basis point increase was primarily the result of higher average selling prices.  Military gross margin for the three months ended September 30, 2011 was $0.1 million, or 13.3% of net sales, compared to $0.7 million, or 15.4% of net sales, for the same period in 2010.

SG&A expenses.  SG&A expenses were $18.0 million, or 25.4% of net sales, for the three months ended September 30, 2011, compared to $19.2 million, or 25.6% of net sales for the same period in 2010.  The net change primarily reflects decreases in compensation of $0.6 million and travel expenses of $0.2 million.

Interest expense.  Interest expense was $0.3 million in the three months ended September 30, 2011, compared to $1.0 million for the same period in the prior year.  The decrease is primarily the result of lower interest rates on our borrowings from our line of credit, which generally carries an interest rate of LIBOR plus 150 basis points.

Income taxes.  Income tax expense for the three months ended September 30, 2011 was $2.2 million, compared to an income tax expense of $2.6 million for the same period a year ago.  We have provided for income taxes at an estimated effective tax rate of 32.6% in 2011 and 37.6% in 2010.  The decrease in the estimated effective tax rate for 2011 is the result of our permanent capital investment in 2011 in our operations in the Dominican Republic, which reduced the amount of dividends that we need to provide for U.S. income taxes.  During the three months ended September 30, 2011, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2010 Federal income tax return which reduced our reported effective tax rate from 31.2% to 29.7%.  During the three months ended September 30, 2010, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2009 Federal income tax return which reduced our reduced our reported effective tax rate from 37.6% to 36%.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net sales.  Net sales for the nine months ended September 30, 2011 were $175.6 million compared to $186.1 million for the same period in 2010.  Wholesale sales for the nine months ended September 30, 2011 were $140.8 million compared to $135.8 million for the same period in 2010.  The $5.0 million increase in wholesale sales was the result of a $8.4 million or 52.9% increase in our duty footwear category, a $1.1 million or 5.7% increase in our outdoor footwear category, a $0.7 million or 8.6% increase in sales of apparel and accessories, a $0.7 million or 3.0% increase in our western footwear category and $0.3 million or 0.5% increase in our work footwear category (excluding Dickies), which were partially offset by a $5.5 million decline of our Dickies licensed business and a $0.7 million decrease in other.  Our licensing agreement with Dickies expired on December 31, 2010.  Retail sales for the nine months ended September 30, 2011 were $33.0 million compared to $35.0 million for the same period in 2010.  The $2.0 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses.  Military segment sales for the nine months ended September 30, 2011, were $1.8 million, compared to $15.2 million in the same period in 2010.  From time to time, we bid on military contracts when they become available.  Our sales under such contracts are dependent on us winning the bids for these contracts.

Gross margin.  Gross margin for the nine months ended September 30, 2011 was $65.5 million, or 37.3% of net sales, compared to $65.0 million, or 35.0% of net sales, in the same period last year.  Wholesale gross margin for the nine months ended September 30, 2011 was $49.5 million, or 35.1% of net sales, compared to $47.1 million, or 34.7% of net sales, in the same period last year.  The 40 basis point increase was primarily the result of higher average selling prices which was partially offset by higher product costs.  Retail gross margin for the nine months ended September 30, 2011 was $15.8 million, or 47.9% of net sales, compared to $15.9 million, or 45.3% of net sales, for the same period in 2010.  The 260 basis point increase was primarily the result of higher average selling prices.  Military gross margin for the nine months ended September 30, 2011 was $0.2 million, or 13.1% of net sales, compared $2.1 million, or 13.7% of net sales, for the same period in 2010.

SG&A expenses.  SG&A expenses were $53.1 million, or 30.2% of net sales, for the nine months ended September 30, 2011, compared to $53.3 million, or 28.7% of net sales for the same period in 2010.  The net change primarily reflects decreases in compensation costs of $0.6 million, professional fees of $0.3 million, travel expenses of $0.3 million and bad debt expense of $0.2 million, which were partially offset by increases in advertising expenses of $0.6 million, benefit costs of $0.4 million and freight expenses of $0.3 million.

Interest expense.  Interest expense was $0.8 million in the nine months ended September 30, 2011, compared to $4.7 million for the same period in the prior year, which included one-time fees of approximately $0.9 million associated with the early repayment of a portion of our senior term note.  The remaining decrease is primarily the result of the repayment of a $40.0 million term note carrying interest at a rate of 11.5%.  This repayment was made with $14 million of proceeds from our May 2010 equity offering as well as $26 million of borrowings from our line of credit which generally carries an interest rate of LIBOR plus 150 basis points.  The interest expense for the nine months ended September 30, 2011 included $0.1 million of prepayment penalties and other fees from early repayment of our mortgage loans in April 2011.

Income taxes.  Income tax expense for the nine months ended September 30, 2011 was $3.7 million, compared to an income tax expense of $2.6 million for the same period a year ago.  We provided for income taxes at an estimated effective tax rate of 32.6% in 2011 and 37.6% in 2010.  The decrease in the estimated effective tax rate for 2011 is the result of our permanent capital investment in 2011 in our operations in the Dominican Republic, which reduced the amount of dividends that we need to provide for U.S. income taxes.  During the nine-month period ended September 30, 2011, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2010 Federal income tax return which decreased our effective tax rates for the nine-month period ended September 30, 2011 to 31.7%.  During the nine-month period ended September 30, 2010, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2009 Federal income tax return which decreased our effective tax rate for the nine-month period ended September 30, 2010 to 36%.

Defined Benefit Pension Plan Termination

The Company recently made a decision to fully fund and terminate its defined benefit pension plan.  We expect the transaction to be completed by the end of 2011.  As a result, we expect to contribute approximately $4.2 million into the plan and record a pension termination expense of approximately $3.2 million net of tax in the fourth quarter of 2011.  The ultimate pension expense and contribution is dependent on the fair value of plan assets at settlement.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology.  Capital expenditures were $6.0 million for the first nine months of 2011, compared to $3.7 million for the same period in 2010. Total capital expenditures for 2011 are anticipated to be approximately $7.0 million.

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

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At September 30, 2011, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.  As of September 30, 2011, we had $60.1 million in borrowings under this facility and total capacity of $70.0 million.

We believe that our existing credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months.  Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Operating Activities.  Cash used in operating activities totaled $20.3 million for the nine months ended September 30, 2011, compared to $6.0 million in the same period of 2010.  Cash used in operating activities for the nine months ended September 30, 2011 and 2010 were primarily impacted by seasonally higher inventory and accounts receivable levels, which were partially offset by increases in accounts payable.

Investing Activities.  Cash used in investing activities was $6.0 million for the nine months ended September 30, 2011, compared to $3.7 million in the same period of 2010.  Cash used in investing activities reflects an investment in property, plant and equipment of $6.0 million in 2011 and $3.7 million in 2010. Our 2011 and 2010 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2011 was $25.3 million and reflects a net increase in the borrowing under the revolving credit facility of $27.0 million, partially offset by repayments on long-term debt of $2.0 million. Cash used in financing activities for the nine months ended September 30, 2010 was $11.9 million and reflects $14.1 million of proceeds from the aforementioned issuance of common stock, an increase in net borrowings under the revolving credit facility of $27.2 million and repayments on long-term debt of $29.4 million.

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

The funded status of our plans and reconciliation of accrued pension cost is determined annually as of December 31.  Further discussion of our pension plan and related assumptions is included in Note 10 “Retirement Plans,” to the unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2011. Actual results would be different using other assumptions.  Management records an accrual for pension costs associated with our sponsored non-contributory defined benefit pension plan covering our non-union workers.  Future adverse changes in market conditions or poor operating results of underlying plan assets could result in losses or a higher accrual.  At December 31, 2005, we froze the non-contributory defined benefit pension plan for all non-U.S. territorial employees.  We recently made a decision to fully fund and terminate the pension plan before the end of 2011.

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

Internal Controls.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101+
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.

*                           Filed with this report.
+                           Furnished with this report.

  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: October 28, 2011	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.