Form 10-K
period 2011-12-31
ROCKY BRANDS, INC.
filed 2012-02-28
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $83,866,688 on June 30, 2011.

There were 7,503,568 shares of the Registrant's Common Stock outstanding on February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

PART I

ITEM 1. BUSINESS.

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brands Mossy Oak and Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around five target markets: outdoor, work, duty, commercial military and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $29.95 for our value priced products to $374.99 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our consumer and business websites, our Lehigh Outfitters mobile and retail stores (including a fleet of trucks, supported by small warehouses that include retail stores, which we refer to as mini-stores), and our Rocky outlet store. We also sell footwear under the Rocky label to the U.S. military.

Competitive Strengths

Our competitive strengths include:

•	Strong portfolio of brands. We believe the Rocky, Georgia Boot, Durango, Lehigh, Mossy Oak and Michelin brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, duty, commercial military and western. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our owned brands.

•	Commitment to product innovation. We believe a critical component of our success in the marketplace has been a result of our continued commitment to product innovation. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features and designs. We have a dedicated group of product design and development professionals, including well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace.

•	Long-term retailer relationships. We believe that our long history of designing, manufacturing and marketing premium quality, branded footwear has enabled us to develop strong relationships with our retailers in each of our distribution channels. We reinforce these relationships by continuing to offer innovative footwear products, by continuing to meet the individual needs of each of our retailers and by working with our retailers to improve the visual merchandising of our products in their stores. We believe that strengthening our relationships with retailers will allow us to increase our presence through additional store locations and expanded shelf space, improve our market position in a consolidating retail environment and enable us to better understand and meet the evolving needs of both our retailers and consumers.
3

•	Diverse product sourcing and manufacturing capabilities. We believe our strategy of utilizing both company operated and third-party facilities for the sourcing of our products, offers several advantages. Operating our own facilities significantly improves our knowledge of the entire production process, which allows us to more efficiently source product from third parties that is of the highest quality and at the lowest cost available. We intend to continue to source a higher proportion of our products from third-party manufacturers, which we believe will enable us to obtain high quality products at lower costs per unit.

Growth Strategy

We intend to increase our sales through the following strategies:

•	Expand into new target markets under existing brands. We believe there is significant opportunity to extend certain of our brands into our other target markets. We intend to continue to introduce products across varying feature sets and price points in order to meet the needs of our retailers.

•	Cross-sell our brands to our retailers. We believe that many retailers of our existing and acquired brands target consumers with similar characteristics and, as a result, we believe there is significant opportunity to offer each of our retailers a broader assortment of footwear and apparel that target multiple markets and span a range of feature sets and price points.

•	Expand business internationally. We intend to extend certain of our brands into international markets. We believe this is a significant opportunity because of the long history and authentic heritage of these brands. We intend on growing our business internationally through a network of distributors.

•	Increase apparel offerings. We believe the long history and authentic heritage of our owned brands provide significant opportunity to extend each of these brands into complementary apparel. We intend to continue to increase our Rocky apparel offerings and believe that similar opportunities exist for our Georgia Boot and Durango brands in their respective markets.

•	Acquire or develop new brands. We intend to continue to acquire or develop new brands that are complementary to our portfolio and could leverage our operational infrastructure and distribution network.

Product Lines

Our product lines consist of high quality products that target the following markets:

•	Outdoor. Our outdoor product lines consist of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping or hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace. Our outdoor product lines consist of all-season sport/hunting footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoorsmen comfortable on rugged terrain or in extreme weather conditions.

•	Work. Our work product lines consist of footwear and apparel marketed to industrial and construction workers, as well as workers in the hospitality industry, such as restaurants or hotels. All of our work products are specially designed to be comfortable, incorporate safety features for specific work environments or tasks and meet applicable federal and other standards for safety. This category includes products such as safety toe footwear for steel workers and non-slip footwear for kitchen workers.

•	Duty. Our duty product line consists of footwear products marketed to law enforcement, security personnel and postal employees who are required to spend a majority of time at work on their feet. All of our duty footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable. Duty footwear is generally designed to fit as part of a uniform and typically incorporates stylistic features, such as black leather uppers in addition to the comfort features that are incorporated in all of our footwear products.

•	Commercial Military. Our commercial military product line consists of footwear products marketed to military personnel as a substitute for the government issued military boots. Our commercial military boots are designed to be comfortable, lightweight, and durable and are marketed under the Rocky brand name.

•	Western. Our western product line currently consists of authentic footwear products marketed to farmers and ranchers who generally live in rural communities in North America. We also selectively market our western footwear to consumers enamored with the western lifestyle.

Our products are marketed under four well-recognized, proprietary brands, Rocky, Georgia Boot, Durango and Lehigh, in addition to the licensed brands of Michelin and Mossy Oak.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our four target markets and offer our products at a range of suggested retail price points: $99.95 to $374.99 for our footwear products, $29.95 to $49.95 for tops and bottoms in our apparel lines and $49.95 to $229.99 for our basic and technical outerwear.

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

We also produce Rocky duty and commercial military footwear targeting law enforcement professionals, military, security workers and postal service employees, and we believe we have established a leading market share position in this category.

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

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear. Georgia Boot footwear is sold at suggested retail price points ranging from $79.95 to $314.99. This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments. Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the work place. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

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

Durango

Durango is our moderately priced, high quality line of western footwear. Launched in 1965, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear market. Our current line of products is offered at suggested retail price points ranging from $79.95 to $169.99, and we market products designed for both work and casual wear. Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion. Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue. Other products in the Durango line that target casual and fashion oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.

Lehigh

The Lehigh brand was launched in 1922 and is our moderately priced, high quality line of safety shoes sold at suggested retail price points ranging from $29.95 to $191.99. Our current line of products is designed to meet occupational safety footwear needs. Most of this footwear incorporates steel toes to protect workers and often incorporates other safety features such as metatarsal guards or non-slip outsoles. Additionally, certain models incorporate durability features to combat abrasive surfaces or caustic substances often found in some work places.

With the recent shift in manufacturing jobs to service jobs in the U.S., Lehigh began marketing products for the hospitality industry. These products have non-slip outsoles designed to reduce slips, trips and falls in kitchen environments where floors are often tiled and greasy. Price points for this kind of footwear range from $29.95 to $72.99.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested retail prices for the Michelin brand are from $99.95 to $161.99. The license agreement for the Michelin brand expires on December 31, 2012.  We do not intend to renew this agreement.

Mossy Oak

Mossy Oak is high quality, value priced line of casual and hunting footwear. The license to design, develop and manufacture footwear under the Mossy Oak name was secured in 2008. Suggested retail prices for the Mossy Oak Brand are from $39.95 to $79.95 for casual footwear and $49.95 to $114.99 for hunting footwear.

Sales and Distribution

Our products are distributed through three distinct business segments: wholesale, retail and military. You can find more information regarding our three business segments in Note 14 to our consolidated financial statements.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Michelin, and Mossy Oak products through a wide range of wholesale distribution channels. As of December 31, 2011, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

We sell our products to wholesale accounts in the U.S. primarily through a dedicated in-house sales team who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products. Our sales force for Rocky is organized around major accounts, including Bass Pro Shops, Cabela’s, Dick’s Sporting Goods and Gander Mountain, and around our target markets: outdoor, work, duty, commercial military and western. For our Georgia Boot and Durango brands, our sales employees are organized around each brand and target a broad range of distribution channels. All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our wholesale distribution channels vary by market:

•	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, catalogs and mass merchants.

•	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores and hardware stores.

•	Our duty products are sold primarily through uniform stores and catalog specialists.

•	Our commercial military products are sold primarily through base exchanges such as AAFES and consumer websites.

•	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores and more recently, fashion oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies under the Lehigh retail brand: consumer and business websites, mobile and retail stores and our outlet store.

Websites

We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.lehighoutfitters.com, www.lehighsafetyshoes.com, www.slipgrips.com, www.builtfootwear.com and www.durangoboot.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products. We also sell directly to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers. Our customer’s employees order directly through their employer’s established Custom Fit website and the footwear is delivered directly to the consumer via a common freight carrier.

Mobile and Retail Stores

Lehigh markets branded work footwear through mobile stores to industrial and hospitality related corporate customers across the U.S. We work closely with our customers to select footwear products best suited for the specific safety needs of their work site and that meet the standards determined by the Occupational Safety & Health Administration or other standards required by our customers. Our customers include large, national companies such as 3M, Abbott Laboratories, Alcoa, Carnival Cruise Lines, Federal Express, IBM and Texas Instruments.

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

Lehigh continues to focus on converting our customers from delivery via our mobile stores to purchasing via our Custom Fit sites and delivery direct. This is our lowest cost safety shoe solution for our customers and our most profitable. As part of this strategy, we continue to remove mobile trucks and stores as we convert this business.

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

Military

While we are focused on continuing to build our wholesale and retail business, we also actively bid on footwear contracts with the U.S. military, which requires products to be made in the U.S. Our manufacturing facilities in Puerto Rico, a U.S. territory, allow us to competitively bid for such contracts. In July 2009, we were awarded a $29.0 million blanket purchase order from the GSA to produce footwear for the U.S. Military. While there is approximately $10 million remaining under this purchase order, we do not currently expect to make any significant additional shipments. We currently do not expect a renewal of this contract.

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

We utilize a number of marketing initiatives.  With a goal of leveraging our brand within the markets where our dealers and consumers work, live and play, we utilize sponsorships, media outlets and grassroots campaigns to expose Rocky, Georgia Boot and Durango to more customers.  Rocky will increase its brand strength across all divisions through sponsorships with Archer’s Choice  and The Choice with Ralph and Vicki Cianciarulo on the Outdoor Channel and former professional BASS fisherman Hank Parker on HP-3D which airs on NBC Sports, Pursuit Channel, and Wild TV in the outdoor market.  Country musician, military veteran and outdoor enthusiast Craig Morgan will serve as an advocate for all Rocky products, while Kalitta MotorSports NHRA racing team will give the brand exceptional recognition in the work, western and duty markets.  Celebrating its 75th anniversary, Georgia Boot is sponsoring the Clint Bowyer team in the Lucas Oil series of racing which is televised on SPEED, NBC Sports, and CBS.  To acknowledge the anniversary, we will be giving back to communities in which our consumers reside by supporting underfunded trade schools and 4-H programs.  Durango continues to reach target western and fashion consumers through music, partnering with the Country Music Association (CMA) and the CMA Music Festival, CMA Awards, and LiveNation musical events throughout the United States.  The above sponsorship properties combined with significant in-store point of purchase efforts, print advertising, and online/social campaigns will enhance brand awareness across all of our brands and categories.

We also support independent dealers by listing their locations in our national print advertisements. In addition to our national advertising campaign, we have developed attractive merchandising displays and store-in-store concept fixturing that are available to our retailers who purchase the breadth of our product lines. We also attend numerous tradeshows, including the Denver International Western Retailer Market and the Shooting, Hunting, Outdoor Exposition. Tradeshows allow us to showcase our entire product line to retail buyers and have historically been an important source of new accounts.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third-party facilities, primarily in China. We do not have long-term contracts with any of our third-party manufacturers. The products purchased from General Shoes US Corporation and its subsidiaries, one of our third-party manufacturers in China with whom we have had a relationship for over 20 years and which has historically accounted for a significant portion of our manufacturing, represented approximately 16% of our net sales in 2011. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada, South America, Europe and Asia. We ship our products from our finished goods distribution facilities located in Logan, Ohio and Waterloo, Ontario, Canada. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico. Net sales to foreign countries, primarily Canada, represented approximately 4.1% of net sales in 2011, 3.1% of net sales in 2010 and 2.4% of net sales in 2009.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico. In addition, we maintain a sales office and distribution facility in Canada and an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $4.8 million at December 31, 2011, $3.9 million at December 31, 2010 and $3.3 million at December 31, 2009.

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

Backlog

At December 31, 2011, our backlog was $10.5 million compared to $11.3 million at December 31, 2010. Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by retailers prior to shipment without penalty.

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

Our license with Mossy Oak permits us to use certain marks and patterns owned by Mossy Oak on our products. The initial term of the license agreement was for two years ending in May 2011, and the term automatically renews for one-year periods. The license agreement may be terminated by either party upon ninety days written notice to the other party.

Our license with Gear Six Technologies LLC permits us to use the Michelin and related marks on our products. The license agreement with Gear Six will terminate on December 31, 2012. We do not intend to renew this agreement.

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

Employees

At December 31, 2011, we had approximately 2,225 employees of which approximately 2,118 are full time employees. Approximately 1,781 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees are represented by a union. We believe our relations with our employees are good.

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

ITEM 1A. RISK FACTORS.

Business Risks

Our implementation of a new Enterprise Resource Planning (“ERP”) system has the potential for business interruption and associated adverse impact on operating results as well as internal controls.

During 2011, we began a project to implement a new ERP system to replace our current system. Extensive planning has been underway to support the effective implementation of the new ERP system, which is expected to be completed in the third quarter of 2012; however, such implementation carries certain risks, including potential for business interruption with the associated adverse impact on operating income. In addition, internal controls that are modified or redesigned to support the new ERP system implemented may result in deficiencies in the future that could constitute significant deficiencies, or in the aggregate, a material weakness in internal control over financial reporting.

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

The development of our business has been, and will continue to be, highly dependent upon David Sharp, President and Chief Executive Officer, and James E. McDonald, Executive Vice President, Chief Financial Officer and Treasurer. Messrs. Sharp and McDonald each have an at-will employment agreement with us. Each employment agreement provides that in the event of termination of employment, without cause, the terminated executive will receive a severance benefit. In the event of termination for any reason, the terminated executive may not compete with us for a period of one year. Except for Mike Brooks, Chairman of the Board, none of our other executive officers and key employees has an employment agreement with our company. The loss of the services of any of these officers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2011, there was no triggering event and the covenant was not in effect.

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

We own, subject to a mortgage, our 25,000 square foot executive offices that are located in Nelsonville, Ohio, which are utilized by all segments. We also own, subject to a mortgage, our 192,000 square foot finished goods distribution facility in Logan, Ohio, which is utilized by our wholesale and retail segments. We also own, subject to a mortgage, our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our retail segment. In Waterloo, Ontario, we lease a 30,300 square foot distribution facility under a lease expiring in 2012 which is utilized by our wholesale segment. We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the wholesale and military segments. These leases expire in 2019. In the Dominican Republic, we lease five stand-alone manufacturing facilities as follows:

Square Footage	Lease Expiration
81,872	2014
24,053	2013
39,815	2014
28,929	2015
13,918	2016

ITEM 3.	LEGAL PROCEEDINGS.

We are, from time to time, a party to litigation which arises in the normal course of our business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of these proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ National Market under the symbol “RCKY.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Quarter Ended	High	Low
March 31, 2010	$9.97	$7.16
June 30, 2010	$10.66	$6.15
September 30, 2010	$8.45	$5.68
December 31, 2010	$10.44	$7.25
March 31, 2011	$16.47	$10.07
June 30, 2011	$16.30	$10.78
September 30, 2011	$13.46	$9.56
December 31, 2011	$12.00	$8.75

On February 24, 2012, the last reported sales price of our common stock on the NASDAQ National Market was $11.86 per share. As of February 24, 2012, there were 86 shareholders of record of our common stock.

We presently intend to retain our earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings and financial condition, our need for funds and other factors. Presently, our credit facility restricts the payment of dividends on our common stock. No cash dividends were paid during 2011, 2010 or 2009.

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2006, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/11	12/31/10	12/31/09	12/31/08	12/31/07
Income Statement Data
Net sales	$239,599	$252,792	$229,486	$259,538	$275,267
Gross margin (% of sales)	36.7%	35.4%	36.8%	39.4%	39.2%
Net income (loss)	$8,307	$7,684	$1,175	$1,167	$(23,105)

Per Share
Net (loss) income
Basic	$1.11	$1.14	$0.21	$0.21	$(4.22)
Diluted	$1.11	$1.14	$0.21	$0.21	$(4.22)

Weighted average number of common shares outstanding
Basic	7,487	6,748	5,551	5,509	5,476
Diluted	7,487	6,764	5,551	5,513	5,476

Balance Sheet Data
Inventories	$65,019	$58,853	$55,420	$70,302	$75,404
Total assets	$174,066	$168,579	$163,390	$196,862	$216,724
Working capital	$108,575	$98,156	$94,324	$124,586	$135,318
Long-term debt, less current maturities	$35,000	$34,608	$55,080	$87,259	$103,220
Stockholders' equity	$116,660	$105,004	$82,478	$80,950	$81,725

The 2011 financial data reflects charges for $3.7 million, net of tax benefits, for the termination of our defined benefit pension plan. The 2009 financial data reflects restructuring charges of $0.5 million, net of tax benefits. The 2008 and 2007 financial data reflects non-cash intangible impairment charges of $3.0 million and $23.5 million, net of tax benefits, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2011, and our capital resources and liquidity as of December 31, 2011 and 2010. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

During 2011, we began a project to implement a new Enterprise Resources Planning (ERP) system to replace our current system. As part of this implementation, we have invested over $2 million into the project and expect the implementation of the system to be completed in the third quarter of 2012. If we fail to properly execute and complete the implementation of this system, we could be adversely impacted both financially and operationally.

FINANCIAL SUMMARY

•	Net sales of the wholesale segment increased $4.3 million in 2011 over prior year primarily as a result of increased sales in our commercial military footwear category, which was partially offset by the discontinuation of the Dickies license business at the end of 2010.

•	Net sales of the retail segment decreased $2.7 million in 2011 from the prior year primarily as a result of our ongoing transition to more internet driven transactions and the continued removal of our Lehigh mobile stores from operations and closing additional mini-stores. These changes resulted in reductions in both net sales and SG&A expenses.

•	Net sales of the military segment decreased $14.8 million in 2011 from the prior year. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts.

•	Gross margin of the wholesale segment increased $1.5 million in 2011 over the prior year as a result of higher sales.

•	Gross margin of the retail segment decreased $1.1 million in 2011 from the prior year as a result of lower overall sales and an inventory adjustment in our Nelsonville, Ohio retail store.

•	Gross margin of the military segment decreased $1.8 million in 2011 over the prior year due primarily to lower sales in 2011.

•	Selling, general and administrative expenses decreased $2.4 million in 2011 from prior year primarily as result of lower compensation expense, professional fees and operating costs of our Lehigh division.

•	In 2011, we fully funded and terminated our defined benefit pension plan. As a result, we recorded a pretax pension termination charge of $5.3 million as a component of total operating expense and an income tax benefit of $1.6 million as a reduction to income tax expense.

•	Net interest expense decreased $5.5 million in 2011 from the prior year due to the repayment of higher rate debt in 2010.

•	Net income increased $0.6 million in 2011 over prior year results due primarily to expense reductions and lower net interest expense, which was mostly offset by the pension termination charge.

•	Total debt at December 31, 2011 was $35.0 million or $0.1 million lower than the prior year. Total debt minus cash and cash equivalents was $31.3 million or 20.7% of total capitalization at December 31, 2011 compared to $30.7 million or 21.9% of total capitalization at year-end 2010.

•	Our cash provided by operating activities decreased $7.5 million in 2011 from the prior year, primarily the result of the $4.9 million of cash used to fund and terminate the pension plan and a higher balance of inventories.

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

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.3%	64.6%	63.2%
Gross margin	36.7%	35.4%	36.8%
SG&A expense	29.2%	28.6%	32.7%
Restructuring charges	0.0%	0.0%	0.3%
Pension termination charges	2.2%	0.0%	0.0%
Income from operations	5.3%	6.8%	3.8%

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales. Net sales decreased 5.2% to $239.6 million for 2011 compared to $252.8 million the prior year. Wholesale sales increased $4.3 million to $192.6 million for 2011 compared to $188.3 million for 2010. The increase in wholesale sales was the result of a $11.2 million or 129.6% increase in our commercial military footwear category, a $1.3 million or 11.3% increase in apparel and accessories, a $1.0 million or 3.3% increase in our western footwear category, a $0.5 million or 2.1% increase in our outdoor footwear category and a $0.5 million or 3.9% increase in our duty footwear category, which were partially offset by a $7.4 million decline of our Dickies licensed business and a $2.8 million decrease in other footwear. Our licensing agreement with Dickies expired on December 31, 2010. Retail sales were $44.8 million in 2011 compared to $47.5 million for 2010. The $2.7 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses and improve operating margins. Military segment sales, which occur from time to time, were $2.2 million for 2011 compared to $17.0 million in 2010. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts. Average list prices for our footwear, apparel and accessories were higher in 2011 than 2010 as we increased our list prices to offset higher manufacturing and sourcing costs.

Gross margin. Gross margin decreased to $87.9 million or 36.7% of net sales for 2011 compared to $89.4 million or 35.4% of net sales for the prior year. Wholesale gross margin for 2011 was $66.9 million, or 34.8% of net sales, compared to $65.5 million, or 34.8% of net sales in 2010. Retail gross margin for 2011 was $20.7 million, or 46.2% of net sales, compared to $21.8 million, or 45.9% of net sales, in 2010. The 30 basis point increase was the result of higher average selling prices and increased sales from our consumer web business, which carries a higher margin, partially offset by a $0.8 million inventory adjustment in the fourth quarter resulting from our annual physical inventory. The adjustment was related to our retail store in Nelsonville, Ohio. We have implemented additional procedures to ensure the accuracy of the inventory going forward. Military gross margin in 2011 was $0.3 million, or 13.4% of net sales, compared to $2.1 million, or 12.4% of net sales in 2010.

SG&A expenses. SG&A expenses were $69.9 million, or 29.2% of net sales in 2011 compared to $72.3 million, or 28.6% of net sales for 2010. The net change primarily resulted from decreases in compensation and benefits expenses of $1.2 million, Lehigh mobile and store expenses of $0.8 million, legal and professional fees of $0.6 million, incentive accruals of $0.6 million and bad debt expenses of $0.3 million, partially offset by increases in advertising expenses of $0.8 million and freight expenses of $0.4 million.

Pension termination charge. In the fourth quarter of 2011, we made a decision to fully fund and terminate our defined benefit pension plan. During the fourth quarter, we contributed $4.9 million into the plan and incurred related expenses and other adjustments of $0.4 million. As a result of these actions, we recorded pension termination charges totaling $5.3 million and an income tax benefit of $1.6 million.

Interest expense. Interest expense was $1.0 million in 2011, compared to $6.5 million for the prior year. The decrease of $5.5 million resulted primarily from the repayment of a $40.0 million term note carrying interest at a rate of 11.5% and the increased write-off of fees in 2010. This repayment was made with $14 million of proceeds from our May 2010 equity offering as well as $26 million of borrowings from our new line of credit which generally carries an interest rate of LIBOR plus 150 basis points. Our previous credit facility carried an interest rate of LIBOR plus 300 basis points. The interest expense for 2010 included the write off of fees of $2.1 million associated with the early repayment of a portion of the company’s term and revolving loans. The interest expense for 2011 included $0.1 million of prepayment penalties and other fees from early repayment of our mortgage loans in April 2011.

Income taxes. Income tax expense was $3.7 million in 2011, compared to an income tax expense of $3.6 million for the same period a year ago. The increase in income tax expense for 2011 was due to the $0.8 million increase in pretax income, mostly offset by a decrease in the effective tax rate. The effective tax rate for 2011 was 31.0% compared to 31.7% for 2010. The decrease in our effective tax rate for 2011 was due principally to increasing our permanent capital investment in 2011 in our operations in the Dominican Republic, which reduced the amount of dividends that we need to provide for U.S income taxes.

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

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital increased to $108.6 million at December 31, 2011, compared to $98.2 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $7.6 million for 2011 and $4.7 million in 2010. Capital expenditures for 2012 are anticipated to be approximately $6.3 million.

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

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2011, we had $35.0 million in borrowings under this facility and total capacity of $68.2 million.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2011, there was no triggering event and the covenant was not in effect. Our credit facility places a restriction on the amount of dividends that may be paid. No cash dividends were paid during 2011, 2010 or 2009.

We believe that our credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Based on our expected borrowings for 2011, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.4 million in income before income taxes and cash flows. The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

Cash Flows

Cash Flow Summary	2011	2010	2009
($ in millions)

Cash provided by (used in):
Operating activities	$6.5	$14.0	$35.9
Investing activities	(7.5)	(4.7)	(4.9)
Financing activities	0.3	(6.7)	(33.5)

Net change in cash and cash equivalents	$(0.7)	$2.6	$(2.5)

Operating Activities. Net cash provided by operating activities totaled $6.5 million for 2011, compared to $14.0 million for 2010, and $35.9 million for 2009. The principal sources of net cash in 2011 included higher net income and decreases in accounts receivable, which were partially offset by the $4.9 million in pension contributions to fund and terminate the defined benefit pension plan, higher balances of inventory and reduced accounts payable. The principal sources of net cash in 2010 included higher net income and increases in accounts payable and other accrued liabilities, partially offset by slightly higher balances of inventory and accounts receivable. The principal sources of net cash in 2009 included decreases of $14.2 million in accounts receivable and $14.9 million in inventory offset by decreases of $3.1 million in accounts payable. The net cash provided for 2009 was positively impacted by unusually higher inventory levels at the end of 2008 that decreased to normal levels by the end of 2009.

Investing Activities. Net cash used in investing activities was $7.5 million in 2011 compared to $4.7 million in 2010 and $4.9 million in 2009. The principal use of cash in 2011, 2010 and 2009 was for the purchase of molds and equipment associated with our manufacturing operations and for information technology software and system upgrades.

Financing Activities. Cash provided by financing activities during 2011 was $0.3 million compared to cash used by financing activities of $6.7 million in 2010 and $33.5 million in 2009. Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity. Our financing activities during 2011 included net borrowings under the revolving line of credit facility of $1.9 million and repayments on long term debt of $2.0 million. During 2011, we repaid our long-term real estate obligations with borrowings under the revolving line of credit. Our financing activities during 2010 included $14.1 million of proceeds from the aforementioned issuance of common stock, net borrowings under the revolving line of credit facility of $20.0 million, repayments on long term debt of $40.5 million and debt financing costs of $0.6 million. Our financing activities during 2009 included repayments on long term debt of $0.5 million and debt financing costs of $1.5 million.

Borrowings and External Sources of Funds

Our borrowings and external sources of funds were as follows at December 31, 2011 and 2010:

	December 31
($ in millions)	2011	2010

Revolving credit facility	$35.0	$33.1
Real estate obligations	-	1.9
Other	-	0.1
Total debt	35.0	35.1
Less current maturities	-	0.5
Net long-term debt	$35.0	$34.6

We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. In October 2010, we entered into a financing agreement with PNC bank to provide a $70 million credit facility that replaced the existing revolving credit facility with GMAC. The term of the credit facility is five years and the interest rate is currently LIBOR plus 1.50%.

Our real estate obligations were $1.9 million at December 31, 2010. These obligations were repaid in 2011 by borrowing under a sub-facility on the PNC revolving credit agreement.

We lease certain machinery, trucks, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $1.0 million, $0.6 million, $0.5 million and $0.0 million for years 2012 through 2015, respectively, or approximately $2.1 million in total.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2011 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2011:

	Payments due by Year
	$ millions
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$35.0	$-	$-	$35.0	$-
Minimum operating lease commitments	2.0	1.0	1.0	-	-
Minimum royalty commitments	0.8	0.7	0.1	-	-
Expected cash requirements for interest (1)	4.3	1.1	2.3	0.9	-
Total contractual obligations	$42.1	$2.8	$3.4	$35.9	$-

(1) Assumes a 3.25% interest rate, which is the highest rate possible as of December 31, 2011 on the $70 million revolving credit facility.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2011, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2011, 2010 and 2009 due to these factors. It is anticipated that inflationary pressures during 2012 will be offset through price increases that were implemented in the later part of 2011.

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

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 3.3% of sales for 2011 and 2010.

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

Pension expenses are determined by actuaries using assumptions concerning the discount rate, expected return on plan assets and rate of compensation increase. An actuarial analysis of benefit obligations and plan assets is determined as of December each year. The funded status of our plan and reconciliation of accrued pension cost is determined annually as of December 31. Actual results would be different using other assumptions. On December 31, 2005 we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. In the fourth quarter of 2011, we fully funded and terminated the pension plan.

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. At December 31, 2011, approximately $14.7 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

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

In September 2011, the FASB issued ASU No. 2011-9, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a

Multiemployer Plan. The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.. We are currently assessing the potential impact of the adoption of this amendment on our consolidated financial statements and related disclosures.

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

The following item is market rate sensitive for interest rates for the Company: long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2011 of $35.0 million.

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

In October 2010, we entered into a new financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility that replaced an existing revolving credit facility with GMAC. In addition, the new financing agreement with PNC was used to repay the remaining balance of approximately $11 million under the term loans. The term of the new credit facility is five years and the current interest rate is generally LIBOR plus 1.50%.

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

We do not have any interest rate management agreements as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010, and 2009, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-30 hereof and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rocky Brands, Inc.:

We have audited Rocky Brands, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company and our report dated February 28, 2012 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

February 28, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 9, 2012, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)	The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2 - F-3

Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009	F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, 2010, and 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	F-6

Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010, and 2009	F-7 - F-30

(2)	The following financial statement schedule for the years ended December 31, 2011, 2010, and 2009 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

Schedule II — Consolidated Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.2	Amendment to Company’s Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006).

3.3	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the “Registration Statement”)).

4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).

10.1	Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.2	Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.3	Indemnification Agreement, dated December 12, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.4	Information concerning Indemnification Agreements substantially similar to Exhibit 10. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.5	Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.6	Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.7	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.8	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.10	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.11	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.12	Amendment to the Rocky Brands, Inc. Agreement with J. Michael Brooks (dated April 16, 1985), dated December 22, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-Kfor the fiscal year ended December 31, 2008).

10.13	First Amendment to the Rocky Brands, Inc. 2004 Stock Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14	Employment Agreement, dated June 12, 2008, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.15	Employment Agreement, dated June 12, 2008, between the Company and David Sharp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.16	Employment Agreement, dated June 12, 2008, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.17	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2011 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.18	Revolving Credit, Guaranty, and Security Agreement, dated October 20, 2010, among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, and Rocky Canada, Inc., as borrowers, and the financial institutions party thereto as lenders, and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.19*	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2012.

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99*	Financial Statement Schedule.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: February 28, 2012	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ David N. Sharp	President and Chief Executive Officer	February 28, 2012
David N. Sharp	and Director (Principal Executive Officer)

/s/ James E. McDonald	Executive Vice President and	February 28, 2012
James E. McDonald	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mike Brooks	Chairman and Director	February 28, 2012
Mike Brooks

* Curtis A. Loveland	Secretary and Director	February 28, 2012
Curtis A. Loveland

* J. Patrick Campbell	Director	February 28, 2012
J. Patrick Campbell

* Glenn E. Corlett	Director	February 28, 2012
Glenn E. Corlett

* Michael L. Finn	Director	February 28, 2012
Michael L. Finn

* G. Courtney Haning	Director	February 28, 2012
G. Courtney Haning

* Harley E. Rouda	Director	February 28, 2012
Harley E. Rouda

* James L. Stewart	Director	February 28, 2012
James L. Stewart

* By:	/s/ David N. Sharp
David N. Sharp, Attorney-in-Fact

ROCKY BRANDS, INC.
AND Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2 - F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rocky Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

February 28, 2012

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$3,650,291	$4,362,531
Trade receivables – net	45,008,793	47,593,807
Other receivables	946,686	911,103
Inventories	65,019,048	58,852,556
Income tax receivable	1,164,664	-
Deferred income taxes	1,154,040	1,218,101
Prepaid expenses	2,561,941	1,793,852
Total current assets	119,505,463	114,731,950

FIXED ASSETS – net	23,557,102	22,129,282

IDENTIFIED INTANGIBLES	30,493,107	30,495,485

OTHER ASSETS	510,293	1,222,712

TOTAL ASSETS	$174,065,965	$168,579,429

See notes to consolidated financial statements

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

CURRENT LIABILITIES:
Accounts payable	$5,696,363	$9,024,851
Current maturities - long term debt	-	487,480
Accrued expenses:
Salaries and wages	2,310,906	2,702,166
Taxes - other	609,992	590,217
Accrued freight	633,254	787,593
Commissions	709,201	669,389
Current portion of pension funding	-	680,000
Income taxes payable	-	422,229
Other	970,806	1,211,816
Total current liabilities	10,930,522	16,575,741

LONG TERM DEBT - less current maturities	35,000,000	34,608,338

DEFERRED LIABILITIES:
Deferred income taxes	10,987,395	9,374,685
Pension liability	-	2,839,293
Other deferred liabilities	488,437	177,814

TOTAL LIABILITIES	57,406,354	63,575,871

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2011 - 7,489,995 and 2010 - 7,426,787; and additional paid-in capital	69,572,270	69,052,101
Accumulated other comprehensive loss	-	(2,828,989)
Retained earnings	47,087,341	38,780,446

Total shareholders' equity	116,659,611	105,003,558

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$174,065,965	$168,579,429

See notes to consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009

NET SALES	$239,599,096	$252,792,263	$229,485,575

COST OF GOODS SOLD	151,668,341	163,419,549	144,928,219

GROSS MARGIN	87,930,755	89,372,714	84,557,356

OPERATING EXPENSES
Selling, general and administrative expenses	69,852,696	72,303,259	75,072,208
Restructuring charges	-	-	711,169
Pension termination charge	5,280,998	-	-
Total operating expenses	75,133,694	72,303,259	75,783,377

INCOME FROM OPERATIONS	12,797,061	17,069,455	8,773,979

OTHER INCOME AND (EXPENSES):
Interest expense	(979,511)	(6,464,449)	(7,500,513)
Other - net	216,914	652,213	577,856
Total other - net	(762,597)	(5,812,236)	(6,922,657)

INCOME BEFORE INCOME TAXES	12,034,464	11,257,219	1,851,322

INCOME TAX EXPENSE	3,727,569	3,573,487	676,515

NET INCOME	$8,306,895	$7,683,732	$1,174,807

NET INCOME PER SHARE
Basic	$1.11	$1.14	$0.21
Diluted	$1.11	$1.14	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,486,655	6,747,847	5,551,382

Diluted	7,487,196	6,764,190	5,551,382

See notes to consolidated financial statements

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE - December 31, 2008	5,516,898	$54,250,064	$(3,222,215)	$29,921,907	$80,949,756

YEAR ENDED DECEMBER 31, 2009
Net income				1,174,807	1,174,807
Change in pension liability, net of tax benefit of $2,876			5,071		5,071
Comprehensive income					1,179,878
Stock compensation expense	30,317	158,477			158,477
Stock issued and options exercised including related tax benefits	29,250	189,563			189,563

BALANCE - December 31, 2009	5,576,465	54,598,104	(3,217,144)	31,096,714	83,657,552

YEAR ENDED DECEMBER 31, 2010
Net income				7,683,732	7,683,732
Change in pension liability, net of tax benefit of $221,439			388,155		388,155
Comprehensive income					8,071,887
Stock issuance, net of issuance costs	1,800,000	14,105,600			14,105,600
Stock compensation expense	16,072	129,900			129,900
Stock issued and options exercised including related tax benefits	34,250	218,497			218,497

BALANCE - December 31, 2010	7,426,787	$69,052,101	$(2,828,989)	$38,780,446	$105,003,558

YEAR ENDED DECEMBER 31, 2011
Net income				8,306,895	8,306,895
Termination of pension liability, net of tax benefits of $1,092,258			2,828,989		2,828,989
Comprehensive income					11,135,884
Stock compensation expense	12,208	122,500			122,500
Stock issued and options exercised including related tax benefits	51,000	397,669			397,669

BALANCE - December 31, 2011	7,489,995	$69,572,270	$-	$47,087,341	$116,659,611

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,306,895	$7,683,732	$1,174,807
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	5,659,005	5,638,775	6,337,942
Deferred income taxes	584,512	339,200	322,111
Deferred compensation and pension	416,572	(147,655)	(178,169)
Loss on disposal of fixed assets	53,124	72,545	40,710
Stock compensation expense	122,500	129,900	158,477
Write-off of deferred financing costs due to repayment	-	1,503,007	-
Change in assets and liabilities:
Receivables	2,549,431	(1,196,709)	14,219,527
Inventories	(6,166,492)	(3,432,089)	14,881,707
Income tax receivable	(1,164,664)	-	(75,481)
Other current assets	(768,089)	(484,714)	296,982
Other assets	712,419	744,409	1,075,734
Accounts payable	(2,922,410)	1,834,607	(3,127,202)
Accrued and other liabilities	(853,245)	1,370,193	789,855
Net cash provided by operating activities	6,529,558	14,055,201	35,917,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,559,846)	(4,743,453)	(4,918,816)
Proceeds from sales of fixed assets	62,295	28,560	41,424
Investment in trademarks and patents	(46,098)	(25,693)	(79,458)
Net cash used in investing activities	(7,543,649)	(4,740,586)	(4,956,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	76,376,444	231,819,597	214,198,296
Repayments of revolving credit facility	(74,474,277)	(211,803,555)	(245,865,589)
Repayments of long-term debt	(1,997,985)	(40,511,871)	(480,724)
Debt financing costs	-	(577,445)	(1,515,916)
Issuance of common stock, net of issuance costs	-	14,105,600	-
Proceeds from exercise of stock options	371,427	190,620	164,532
Tax benefit related to stock options	26,242	27,877	25,031
Net cash provided by (used in) financing activities	301,851	(6,749,177)	(33,474,370)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(712,240)	2,565,438	(2,514,220)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,362,531	1,797,093	4,311,313

END OF PERIOD	$3,650,291	$4,362,531	$1,797,093

See notes to consolidated financial statements

ROCKY BRANDS, INC.

AND Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of 39 trucks, supported by 3 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer account for more than 10% of consolidated net sales in 2011, 2010 or 2009.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $556,000 and $868,000 at December 31, 2011 and 2010, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of trade receivables - net as of December 31, 2011 and 2010. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $5,864,000, $5,069,000, and $5,247,000 for 2011, 2010 and 2009, respectively.

Revenue Recognition - Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends.

Shipping Costs - In accordance with the accounting standard for “Revenue Recognition,” all shipping costs billed to customers have been included in net sales. Shipping costs associated with those billed to customers and included in selling, general and administrative costs totaled approximately $6,464,000, $6,112,000 and $5,547,000 in 2011, 2010 and 2009, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

Per Share Information - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2011	2010	2009
Basic - weighted average shares outstanding	7,486,655	6,747,847	5,551,382

Dilutive securities - stock options	541	16,343	-

Diluted - weighted average shares outstanding	7,487,196	6,764,190	5,551,382

Anti-Dilutive securities - stock options	140,027	206,538	387,031

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

In September 2011, the FASB issued ASU No. 2011-9, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.. We are currently assessing the potential impact of the adoption of this amendment on our consolidated financial statements and related disclosures.

2.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2011	2010

Raw materials	$8,303,064	$7,728,707
Work-in-process	476,991	410,110
Finished goods	56,342,273	50,764,439
Reserve for obsolescence or lower of cost or market	(103,280)	(50,700)

Total	$65,019,048	$58,852,556

3.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2011	Amount	Amortization	Amount
Trademarks
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,460,790	2,111,261	349,529
Customer Relationships	1,000,000	1,000,000	-
Total Intangibles	$33,604,368	$3,111,261	$30,493,107

	Gross	Accumulated	Carrying
December 31, 2010	Amount	Amortization	Amount
Trademarks
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,414,692	2,062,785	351,907
Customer Relationships	1,000,000	1,000,000	-
Total Intangibles	$33,558,270	$3,062,785	$30,495,485

Amortization expense related to finite-lived intangible assets was approximately $48,000, $47,000 and $583,000 in 2011, 2010 and 2009, respectively. Such amortization expense will be approximately $46,000 per year for 2012 through 2016.

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

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. Our 2011 and 2010 evaluation did not result in the impairment of any of our indefinite lived intangible assets.

4.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2011	2010

Deferred financing costs	$336,752	$410,669
Prepaid royalties	-	396,591
Other	173,541	415,452
Total	$510,293	$1,222,712

5.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2011	2010

Land	$671,035	$671,035
Buildings	17,504,573	17,927,764
Machinery and equipment	30,410,341	28,176,579
Furniture and fixtures	2,465,674	4,206,030
Lasts, dies and patterns	9,581,520	14,074,609
Construction work-in-progress	1,926,973	321,207

Total	62,560,116	65,377,224

Less - accumulated depreciation	(39,003,014)	(43,247,942)

Net Fixed Assets	$23,557,102	$22,129,282

We incurred approximately $5,609,000, $5,583,000 and $5,739,000 in depreciation expense for 2011, 2010 and 2009, respectively.

6.	LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31,
	2011	2010
Bank - revolving credit facility	$35,000,000	$33,097,833
Real estate obligations	-	1,926,278
Other	-	71,707
Total	35,000,000	35,095,818
Less - current maturities	-	487,480
Net long-term debt	$35,000,000	$34,608,338

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

The total amount available on our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2011, we had $35.0 million in borrowings under this facility and total capacity of $68.2 million.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2011, there was no triggering event and the covenant was not in effect. Our credit facility places a restriction on the amount of dividends that may be paid. No cash dividends were paid in 2011, 2010 or 2009.

Our revolving credit facility matures in 2015. We have no other long-term debt maturities.

7.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $1,583,000, $2,015,000 and $3,259,000 in rent expense under operating lease arrangements for 2011, 2010 and 2009, respectively.

Future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ended December 31:

2012	$1,038,000
2013	563,000
2014	457,000
2015	21,000
2016	-
Total	$2,079,000

8.	FINANCIAL INSTRUMENTS

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets.

•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

•	Market approach (Level 1) - Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach (Level 2) - Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach (Level 3) - Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option-pricing and excess earning models).

The fair values of cash, accounts receivable, other receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. Accounts receivable consists primarily of amounts due from our customers, net of allowances. Other receivables consist primarily of amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amount of our revolving line of credit approximates fair value, as it is comparable to the available financing in the marketplace during the year.

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

A breakdown of our income tax expense (benefit) is as follows:

	Years Ended December 31,
	2011	2010	2009
Federal:
Current	$2,585,271	$2,854,818	$(70,496)
Deferred	366,042	236,444	333,197
Total Federal	2,951,313	3,091,262	262,701

State & local:
Current	259,034	103,993	186,574
Deferred	230,018	115,386	4,540
Total State & local	489,052	219,379	191,114

Foreign
Current	298,752	275,476	238,326
Deferred	(11,548)	(12,630)	(15,626)
Total Foreign	287,204	262,846	222,700

Total	$3,727,569	$3,573,487	$676,515

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2011	2010	2009
Expected expense at statutory rate	$4,170,152	$3,924,136	$653,852

Increase (decrease) in income taxes resulting from:

Exempt income from Dominican Republic
operations due to tax holiday	(1,237,418)	(1,034,742)	(842,277)
Tax on repatriated earnings from Dominican
Republic operations	472,863	465,992	842,277
Impact of Canadian deemed dividend	43,389	164,956	-
State and local income taxes	327,741	142,596	47,045
Section 199 manufacturing deduction	(103,918)	(91,327)	(2,041)
Meals and entertainment	65,506	70,236	71,254
Nondeductible penalties	84	1,990	2,010
Provision to return filing adjustments and other	(10,830)	(70,350)	(95,605)

Total	$3,727,569	$3,573,487	$676,515

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Deferred tax assets:
Asset valuation allowances and accrued expenses	$959,464	$1,172,254
Inventories	631,192	416,236
State and local income taxes	440,728	333,241
Pension and deferred compensation	94,325	1,369,383
Net operating losses	510,097	542,807
Total deferred tax assets	2,635,806	3,833,921
Valuation allowances	(507,211)	(530,343)
Total deferred tax assets	2,128,595	3,303,578

Deferred tax liabilities:
Fixed assets	(208,435)	(223,328)
Intangible assets	(10,792,180)	(10,525,120)
Other assets	(582,064)	(332,443)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)
Total deferred tax liabilities	(11,961,950)	(11,460,162)

Net deferred tax liability	$(9,833,355)	$(8,156,584)

Deferred income taxes - current	$1,154,040	$1,218,101
Deferred income taxes - non-current	(10,987,395)	(9,374,685)
	$(9,833,355)	$(8,156,584)

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

As of December 31, 2011, we had approximately $14,741,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. If the Five Star undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $5,160,000.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2008. In 2011, we were subjected to an IRS examination for our consolidated U.S Federal return for the year 2009. There were no adjustments to our return as a result of that examination. State jurisdictions that remain subject to examination range from 2007 to 2010. Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2005 to 2010. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of the accounting standard for Income Taxes relating to uncertain tax provisions, accrued interest or penalties were not material, and no such expenses were recognized during the year.

Accounting for uncertainty in income taxes requires financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements.  Under this guidance, income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the standard.  The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing this standard.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

10.	RETIREMENT PLANS

Prior to the end of 2011, we sponsored a noncontributory defined benefit pension plan covering our non-union workers in our Ohio and Puerto Rico operations. Benefits under the non-union plan were based upon years of service and highest compensation levels as defined. We contributed to the plan the minimum amount required by regulation. On December 31, 2005 we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees.

In the fourth quarter of 2011, we made a decision to fully fund and terminate the pension plan. During the fourth quarter, we contributed $4.9 million into the plan and incurred related expenses and other adjustments of $0.4 million. As a result of these actions, we recorded pension termination charges totaling $5.3 million and an income tax benefit of $1.6 million.

The funded status of the Company’s plan and reconciliation of accrued pension cost at December 31, 2011 and 2010 is presented below (information with respect to benefit obligations and plan assets are as of December 31):

	December 31,	December 31,
	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$11,548,148	$11,181,550
Service cost	123,360	79,909
Interest cost	625,322	646,708
Change in discount rate	-	-
Curtailment decrease	-	-
Actuarial (gain)/loss	296,751	24,926
Benefits paid	(12,593,581)	(384,945)
Projected benefit obligation at end of year	$-	$11,548,148

Change in plan assets:
Fair value of plan assets at beginning of year	$8,028,855	$6,891,675
Employer contributions	5,038,632	715,192
Actual return on plan assets	(473,906)	806,933
Benefits paid	(12,593,581)	(384,945)
Fair value of plan assets at end of year	$-	$8,028,855

Funded status:
Underfunded	$-	$(3,519,293)
Remaining unrecognized benefit obligation existing at transition	-	-
Unrecognized prior service costs due to plan amendments	-	-
Unrecognized net loss	-	-
Total	$-	$(3,519,293)

Amounts in accumulated other comprehensive income that have not yet been recognized as net pension cost:
Remaining unrecognized benefit obligation existing at transition	$-	$-
Unrecognized prior service costs due to plan amendments	-	253,651
Unrecognized net loss	-	4,236,846
Total	$-	$4,490,497

Amounts recognized in the consolidated financial statements:
Pension liability	$-	$(3,519,293)
Accumulated other comprehensive loss, net of tax effect of $1,661,508 for 2010	-	2,828,989
Net amount recognized	$-	$(690,304)

Accumulated benefit obligation	$-	$11,548,148

Net pension cost of our plan is as follows:

	Years Ended December 31,
	2011	2010	2009
Service cost	$123,360	$79,909	$115,372
Interest cost	625,322	646,708	605,817
Expected return on assets	(626,365)	(532,218)	(486,454)
Amortization of unrecognized net loss	219,050	287,413	247,143
Amortization of unrecognized transition obligation	-	-	-
Amortization of unrecognized prior service cost	75,205	72,392	72,392
Net periodic pension cost	$416,572	$554,204	$554,270

Our unrecognized benefit obligation existing at the date of transition for the plan was being amortized over 21 years. Actuarial assumptions used in the accounting for the plan was as follows:

December 31,
2010
Discount rate	5.51%

Average rate increase in compensation levels	3.00%

Expected long-term rate of return on plan assets	8.00%

Our pension plan’s asset allocations at December 31, 2010 by asset category were:

December 31,
2010
Rocky common stock	9.0%
Other equity securities	61.0%
Municipal bonds	15.0%
Corporate obligations	5.0%
Cash and cash equivalents	10.0%

Total	100.0%

The fair values of our pension plan assets at December 31, 2010, by asset category were as follows:

	December 31, 2010
	Quoted Prices	Other significant observable inputs	Significant unobservable inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$832,672	$-	$-	$832,672
Equity Securities:
U. S. companies	4,716,610	-	-	4,716,610
International companies	850,766	-	-	850,766
Corporate obligations	410,841			410,841
Government securites:
U.S. government agencies	1,217,966	-	-	1,217,966
	$8,028,855	$-	$-	$8,028,855

We also sponsor a 401(k) savings plan for substantially all of our employees. We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee. This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees. Our contributions to the 401(k) plan were approximately $1.0 million in 2011, $1.0 million in 2010 and $1.0 million in 2009.

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

12. CAPITAL STOCK AND STOCK BASED COMPENSATION

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2011 and 2010, respectively.

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

On October 11, 1995, we adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to 400,000 common shares. In May 1998, we adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares. In addition in May 2002, our shareholders approved the issuance of a total of 400,000 additional common shares of our stock under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to us are eligible to receive options under the Plans. On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of December 31, 2011, the Company is authorized to issue 347,823 options under the 2004 Stock Incentive Plan; no options can be granted under the amended and restated 1995 Stock Option Plan.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years.

The following summarizes stock option transactions from January 1, 2010 through December 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	335,250	$18.25
Issued	-	$-
Exercised	(34,250)	$5.57
Forfeited	(69,000)	$18.81
Outstanding at December 31, 2010	232,000	$19.95	0.9	$167,753

Options exercisable at December 31, 2010	232,000	$19.95	0.9	$167,753

Unvested options at December 31, 2010	-	$-	-	$-

Outstanding at December 31, 2010	232,000	$19.95
Issued	-	$-
Exercised	(51,000)	$7.28
Forfeited	(81,000)	$26.25
Outstanding at December 31, 2011	100,000	$21.31	0.4	$-

Options exercisable at December 31, 2011	100,000	$21.31	0.4	$-

Unvested options at December 31, 2011	-	$-	-	$-

There were no options granted during the years 2011, 2010 or 2009.

During the years ended December 31, 2011, 2010 and 2009, a total of 51,000, 34,250 and 29,250 options were exercised with an intrinsic value of approximately $0.1 million, $0.2 million and $0.1 million, respectively. During the years ended December 31, 2011, 2010 and 2009, there were no options issued. During the year ended December 31, 2011, a total of 81,000 options were forfeited with a fair value of approximately $0.9 million. A total of 5,000 options vested during the year ended December 31, 2009 with zero fair value. No options vested during the years ended December 31, 2011 and 2010. At December 31, 2011 and 2010, there were no options unvested. For the twelve-month periods ended December 31, 2011 and 2010, there was no compensation expense related to stock option grants.

During the year ended December 31, 2011, we issued 12,208 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2011	2010	2009

Interest paid	$1,037,301	$4,824,238	$6,749,462

Federal, state and local income taxes paid - net of refunds	$4,690,479	$2,810,434	$222,629

Capitalized interest	$1,394	$8,330	$5,983

Fixed asset purchases in accounts payable	$154,170	$560,248	$151,534

14.	SEGMENT INFORMATION

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

Military. While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. Our sales under such contracts are dependent on us winning the bids for these contracts. In July 2009, we were awarded a $29.0 million blanket purchase order from the GSA to produce footwear for the U.S. Military. While there is approximately $10 million remaining under this purchase order, we do not currently expect to make any significant additional shipments. We currently do not expect a renewal of this contract.

The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	Years Ended December 31,
	2011	2010	2009
NET SALES:
Wholesale	$192,554,089	$188,268,830	$174,260,798
Retail	44,812,808	47,476,715	50,007,177
Military	2,232,199	17,046,718	5,217,600
Total Net Sales	$239,599,096	$252,792,263	$229,485,575

GROSS MARGIN:
Wholesale	$66,936,863	$65,470,287	$60,562,741
Retail	20,695,454	21,785,077	23,435,034
Military	298,438	2,117,350	559,581
Total Gross Margin	$87,930,755	$89,372,714	$84,557,356

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group:

	2011	% of Sales	2010	% of Sales	2009	% of Sales
Work footwear	$121,731,462	50.8%	$133,970,454	53.0%	$124,095,030	54.1%
Outdoor footwear	26,960,781	11.3%	26,066,047	10.3%	26,541,959	11.6%
Western footwear	32,101,389	13.4%	30,707,353	12.1%	29,522,876	12.9%
Duty and commercial military footwear	34,278,075	14.3%	22,190,068	8.8%	19,869,232	8.7%
Military footwear	2,232,199	0.9%	17,046,718	6.7%	5,217,600	2.3%
Apparel	12,954,362	5.4%	11,529,989	4.6%	12,210,926	5.3%
Other	9,340,828	3.9%	11,281,634	4.5%	12,027,952	5.2%
	$239,599,096	100%	$252,792,263	100%	$229,485,575	100%

Net sales to foreign countries, primarily Canada, represented approximately 4.1% of net sales in 2011, 3.1% of net sales in 2010 and 2.4% of net sales in 2009.

15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total Year
2011
Net sales	$52,306,275	$52,282,632	$71,020,546	$63,989,643		$239,599,096
Gross margin	19,265,945	20,617,328	25,590,157	22,457,325	(a)	87,930,755
Net income	541,616	2,279,700	5,212,267	273,312	(b)	8,306,895

Net income per common share:
Basic	$0.07	$0.30	$0.70	$0.04		$1.11
Diluted	$0.07	$0.30	$0.70	$0.04		$1.11

2010
Net sales	$56,078,986	$55,223,054	$74,760,244	$66,729,979		$252,792,263
Gross margin	18,756,849	19,099,084	27,184,595	$24,332,186		89,372,714
Net income (loss)	(560,744)	523,610	4,682,355	$3,038,511		7,683,732

Net income (loss) per common share:
Basic	$(0.10)	$0.08	$0.63	$0.41		$1.14
Diluted	$(0.10)	$0.08	$0.63	$0.41		$1.14

No cash dividends were paid during 2011 or 2010.

(a) Includes a retail inventory adjustment that reduced reduced gross margin by $0.8 million

(b) Includes pension termination charges of approximately $3,653,000 or $0.49 per share, net of tax benefits.

16.	RESTRUCTURING CHARGES

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

