Form 10-Q
period 2012-03-31
ROCKY BRANDS, INC.
filed 2012-04-25
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 20, 2012, 7,503,568 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets March 31, 2012 and 2011 (Unaudited), and December 31, 2011	3

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	5

Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three-Months Ended March 31, 2012 and 2011	6 –15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Mine Safety Disclosures	22

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURE	23

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011	March 31, 2011
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,424,864	$3,650,291	$2,230,661
Trade receivables – net	38,587,112	45,008,793	37,459,868
Other receivables	783,349	946,686	1,010,981
Inventories	64,113,346	65,019,048	61,654,840
Income tax receivable	947,575	1,164,664	260,555
Deferred income taxes	1,154,040	1,154,040	1,218,101
Prepaid expenses	2,842,105	2,561,941	3,033,002
Total current assets	110,852,391	119,505,463	106,868,008

FIXED ASSETS – net	24,572,535	23,557,102	22,631,554
IDENTIFIED INTANGIBLES	30,498,545	30,493,107	30,512,025
OTHER ASSETS	468,692	510,293	1,548,308
TOTAL ASSETS	$166,392,163	$174,065,965	$161,559,895

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$12,643,640	$5,696,363	$10,368,817
Current maturities – long term debt	-	-	463,749
Accrued expenses:
Salaries and wages	765,143	2,310,906	961,408
Taxes - other	481,847	609,992	554,680
Accrued freight	463,325	633,254	729,659
Commissions	490,331	709,201	596,293
Current portion of pension funding	-	-	680,000
Other	1,056,597	970,806	1,499,918
Total current liabilities	15,900,883	10,930,522	15,854,524

LONG TERM DEBT – less current maturities	21,512,650	35,000,000	27,300,087
DEFERRED INCOME TAXES	10,987,395	10,987,395	9,374,685
DEFERRED PENSION LIABILITY	-	-	2,738,374
DEFERRED LIABILITIES	488,437	488,437	179,560
TOTAL LIABILITIES	48,889,365	57,406,354	55,447,230

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2012 - 7,503,568; December 31, 2011 - 7,489,995 and March 31, 2011 - 7,489,995	69,694,770	69,572,270	69,546,028

Accumulated other comprehensive loss	-	-	(2,755,425)
Retained earnings	47,808,028	47,087,341	39,322,062
Total shareholders' equity	117,502,798	116,659,611	106,112,665
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$166,392,163	$174,065,965	$161,559,895

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
NET SALES	$53,325,918	$52,306,275

COST OF GOODS SOLD	35,303,837	33,040,330

GROSS MARGIN	18,022,081	19,265,945

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	16,742,058	18,229,351

INCOME FROM OPERATIONS	1,280,023	1,036,594

OTHER INCOME AND (EXPENSES):
Interest expense, net	(144,347)	(215,532)
Other – net	(8,989)	12,554
Total other - net	(153,336)	(202,978)

INCOME BEFORE INCOME TAXES	1,126,687	833,616

INCOME TAX EXPENSE	406,000	292,000

NET INCOME	$720,687	$541,616

NET INCOME PER SHARE
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,503,270	7,476,448
Diluted	7,503,270	7,478,611

COMPREHENSIVE INCOME
Net income	$720,687	$541,616
Other comprehensive income:
Amortization of unrecognized transition obligation,
service and net loss	-	73,564
TOTAL COMPREHENSIVE INCOME	$720,687	$615,180

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$720,687	$541,616
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,344,368	1,454,857
Deferred compensation and other	-	105,889
(Gain) loss on disposal of fixed assets	(16,844)	36,526
Stock compensation expense	122,500	122,500
Change in assets and liabilities
Receivables	6,585,018	10,034,061
Inventories	905,702	(2,802,284)
Other current assets	(63,075)	(1,499,705)
Other assets	41,601	(325,596)
Accounts payable	6,631,539	1,416,419
Accrued and other liabilities	(1,976,916)	(2,172,949)
Net cash provided by operating activities	14,294,580	6,911,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,038,016)	(2,055,667)
Investment in trademarks and patents	(17,782)	(28,706)
Proceeds from sale of fixed assets	23,141	1,724
Net cash used in investing activities	(2,032,657)	(2,082,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	9,977,125	16,246,162
Repayments of revolving credit facility	(23,464,475)	(23,445,000)
Repayments of long-term debt	-	(133,144)
Proceeds from exercise of stock options	-	371,427
Net cash used in financing activities	(13,487,350)	(6,960,555)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,225,427)	(2,131,870)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	3,650,291	4,362,531

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,424,864	$2,230,661

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED MARCH 31, 2012 AND 2011

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts from prior year have been reclassified to conform to current year presentation.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $466,000, $556,000 and $847,000 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Unaudited)		(Unaudited)

Raw materials	$10,998,966	$8,303,064	$10,759,817
Work-in-process	628,803	476,991	847,197
Finished goods	52,601,357	56,342,273	50,192,066
Reserve for obsolescence or
lower of cost or market	(115,780)	(103,280)	(144,240)
Total	$64,113,346	$65,019,048	$61,654,840

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011

Interest	$177,125	$209,900

Federal, state and local income taxes,
net of refunds	$165,910	$974,785

Fixed asset purchases in accounts payable	$469,908	$487,795

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three-months ended March 31, 2012 and 2011 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Weighted average
shares outstanding	7,503,270	7,476,448

Dilutive stock options	-	2,163

Dilutive weighted average
shares outstanding	7,503,270	7,478,611

Anti-dilutive stock options/weighted
average shares outstanding	13,626	146,389

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

In April 2011, the Financial Accounting and Standards Board (FASB) issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2008. State jurisdictions that remain subject to examination range from 2007 to 2010. Foreign jurisdiction tax returns that remain subject to examination range from 2005 to 2010 for Canada and from 2005 to 2010 for Puerto Rico. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2012, accrued interest or penalties were not material, and no such expenses were recognized during the quarter. We provided for income taxes at an estimated effective tax rate of 36% and 35% for the three months ended March 31, 2012 and 2011, respectively. The estimated effective tax rate for 2012 is higher than the estimated rate for 2011 as we made additional permanent capital investment in our operations in the Dominican Republic in 2011, which reduced the amount of dividends that we needed to provide for U.S. income taxes. We do not expect to make additional permanent capital investment in 2012.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2012 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,478,571	2,123,604	354,967
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,622,149	$3,123,604	$30,498,545

	Gross	Accumulated	Carrying
December 31, 2011	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,460,790	2,111,261	349,529
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,604,368	$3,111,261	$30,493,107

	Gross	Accumulated	Carrying
March 31, 2011 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,443,398	2,074,951	368,447
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,586,976	$3,074,951	$30,512,025

Amortization expense for intangible assets was $12,343 and $12,165 for the three months ended March 31, 2012 and 2011, respectively. The weighted average amortization period for patents is 15 years

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2013	$48,508
2014	47,735
2015	47,160
2016	44,386
2017	39,818

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of March 31, 2012, we were authorized to issue approximately 334,250 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2012 through March 31, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2012	100,000	$21.31
Issued	-	-
Exercised	-	-
Forfeited	(89,000)	$20.93
Options outstanding at March 31, 2012	11,000	$24.36

Options exercisable at:
January 1, 2012	100,000	$21.31
March 31, 2012	11,000	$24.36

Unvested options at March 31, 2012	-

During the three-month period ended March 31, 2012, we issued 13,573 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

Prior to the fourth quarter of 2011, we sponsored a noncontributory defined benefit pension plan covering non-union workers in our Ohio and Puerto Rico operations. Benefits under the non-union plan are based upon years of service and highest compensation levels as defined. On December 31, 2005, we froze the noncontributory defined benefit pension plan for all non-U.S. territorial employees. In the fourth quarter of 2011, we made a determination to fully fund and terminate the pension plan.

Net pension cost of the Company’s plan is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011

Service cost	$-	$30,840
Interest	-	156,330
Expected return on assets	-	(156,591)
Amortization of unrecognized
net gain or loss	-	54,763
Amortization of unrecognized
transition obligation	-	-
Amortization of unrecognized
prior service cost	-	18,801
Net pension cost	$-	$104,143

11.	SEGMENT INFORMATION

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

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
NET SALES:
Wholesale	$42,368,412	$39,794,825
Retail	10,496,171	11,743,667
Military	461,335	767,783
Total Net Sales	$53,325,918	$52,306,275

GROSS MARGIN:
Wholesale	$12,932,839	$13,340,154
Retail	5,071,602	5,824,626
Military	17,640	101,165
Total Gross Margin	$18,022,081	$19,265,945

Segment asset information is not prepared or used to assess segment performance.

12.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At March 31, 2012, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2012, we had $21.5 million in borrowings under this facility and total capacity of $62.0 million.

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

	Three Months Ended
	March 31,
	2012	2011
Net Sales	100.0%	100.0%
Cost Of Goods Sold	66.2%	63.2%
Gross Margin	33.8%	36.8%

Selling, General and
Administrative Expenses	31.4%	34.8%

Income From Operations	2.4%	2.0%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net sales. Net sales for the three months ended March 31, 2012 were $53.3 million compared to $52.3 million for the same period in 2011. Wholesale sales for the three months ended March 31, 2012 were $42.4 million compared to $39.8 million for the same period in 2011. The $2.6 million increase in wholesale sales was the result of a $1.5 million or 21.6% increase in our western footwear category, a $1.2 million or 27.9% increase in our commercial military footwear category, a $1.2 million or 5.7% increase in our work footwear category and a $0.1 million or 4.7% increase in our outdoor footwear category, which was partially offset by a$0.8 million or 19.6% decrease in our duty footwear category, a $0.1 million or 7.9% decrease in apparel and accessories and a $0.5 million decline in other. Retail sales for the three months ended March 31, 2012 were $10.5 million compared to $11.7 million for the same period in 2011. The $1.2 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses and improve margins. Military segment sales for the three months ended March 31, 2012, were $0.4 million, compared to $0.8 million in the same period in 2011. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts.

Gross margin. Gross margin for the three months ended March 31, 2012 was $18.0 million, or 33.8% of net sales, compared to $19.3 million, or 36.8% of net sales, in the same period last year. Wholesale gross margin for the three months ended March 31, 2012 was $12.9 million, or 30.5% of net sales, compared to $13.3 million, or 33.5% of net sales, in the same period last year. The 300 basis point decrease is primarily the result of a rollout to all stores for one of our largest national accounts. This initial roll out negatively impacted gross margins during the quarter due to temporary price concessions and the higher concentration of sales to this large account in the quarter. Retail gross margin for the three months ended March 31, 2012 was $5.1 million, or 48.3% of net sales, compared to $5.8 million, or 49.6% of net sales, for the same period in 2011. The 130 basis point decrease is primarily the result of lower average selling prices. Military gross margin for the three months ended March 31, 2012 was less than $0.1 million, or 3.8% of net sales, compared to $0.1 million, or 13.2% of net sales, for the same period in 2011.

SG&A expenses. SG&A expenses were $16.7 million, or 31.4% of net sales, for the three months ended March 31, 2012, compared to $18.2 million, or 34.9% of net sales for the same period in 2011. The net change primarily reflects decreases in compensation and benefits expense of $1.0 million and decreased operating expenses of $0.6 million for our retail operations due to the continued closing of mobile stores,which was partially offset by increases in advertising expenses of $0.4 million.

Interest expense. Interest expense was $0.1 million in the three months ended March 31, 2012, compared to $0.2 million for the same period in the prior year. The decrease of $0.1 million is primarily the result of lower average borrowings.

Income taxes. Income tax expense for the three months ended March 31, 2012 was $0.4 million, compared to $0.3 million for the same period a year ago. We provided for income taxes at effective tax rates of 36% in 2011 and 35% in 2011. The estimated effective tax rate for 2012 is higher than the estimated rate for 2011 as we were anticipating making additional permanent capital investment in our operations in the Dominican Republic in 2011, which reduced the amount of dividends that we needed to provide for U.S. income taxes. We do not expect to make additional permanent capital investment in 2012.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $2.0 million for the first three months of 2012, compared to $2.1 million for the same period in 2011. Total capital expenditures for 2012 are anticipated to be approximately $6.3 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At March 31, 2012, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2012, we had $21.5 million in borrowings under this facility and total capacity of $62.0 million.

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

Operating Activities. Cash provided by operating activities totaled $14.3 million for the three months ended March 31, 2012, compared to $6.9 million in the same period of 2011. Cash provided by operating activities for the three months ended March 31, 2012 was primarily impacted by decreases in accounts receivable, increases in accounts payable and decreases in inventory, partially offset by decreases in accrued expenses. Cash provided by operating activities for the three months ended March 31, 2011 was primarily impacted by reductions in accounts receivable and increases in accounts payable, partially offset by higher inventory.

Investing Activities. Cash used in investing activities was $2.0 million for the three months ended March 31, 2012, compared to $2.1 million in the same period of 2011. Cash used in investing activities reflects an investment in property, plant and equipment of $2.0 million in 2012 and $2.1 million in 2011. Our 2012 and 2011 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2012 was $13.5 million and reflects a net reduction under the revolving credit facility of $13.5 million. Cash used in financing activities for the three months ended March 31, 2011 was $7.0 million and reflects a net reduction under the revolving credit facility of $7.2 million and repayments on long-term debt of $0.1 million.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Our management regularly reviews our accounting policies to make certain they are current and also to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our operating results and financial condition. These include, but are not limited to, matters related to accounts receivable, inventories, intangibles and income taxes. Implementation of these accounting policies includes estimates and judgments by management based on historical experience and other factors believed to be reasonable. This may include judgments about the carrying value of assets and liabilities based on considerations that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on actual customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2011.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In April 2012, we implemented a new Enterprise Resources Planning system to replace our current system. This implementation had no material effect on our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 –MINE SAFETY DISCLOSRES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101+	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.

 _____________________

* Filed with this report.

+ Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date:  April 25, 2012

/s/ James E. McDonald

James E. McDonald, Executive Vice President and Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

-23-