Form 10-Q
period 2012-06-30
ROCKY BRANDS, INC.
filed 2012-07-27
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 20, 2012, 7,503,568 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011	June 30, 2011
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$1,850,905	$3,650,291	$3,194,944
Trade receivables – net	36,729,487	45,008,793	41,965,418
Other receivables	760,596	946,686	770,106
Inventories	74,048,921	65,019,048	74,391,866
Income tax receivable	933,293	1,164,664	-
Deferred income taxes	1,154,040	1,154,040	1,218,101
Prepaid expenses	2,240,461	2,561,941	2,783,290
Total current assets	117,717,703	119,505,463	124,323,725

FIXED ASSETS – net	24,822,919	23,557,102	23,501,917
IDENTIFIED INTANGIBLES	30,490,861	30,493,107	30,504,268
OTHER ASSETS	436,525	510,293	931,133
TOTAL ASSETS	$173,468,008	$174,065,965	$179,261,043

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$10,740,705	$5,696,363	$13,000,426
Current maturities – long term debt	-	-	6,865
Accrued expenses:
Salaries and wages	1,122,898	2,310,906	1,141,786
Taxes - other	595,214	609,992	714,528
Accrued freight	511,152	633,254	496,050
Commissions	457,214	709,201	526,695
Income taxes payable	-	-	836,171
Current portion of pension funding	-	-	680,000
Other	933,674	970,806	1,349,642
Total current liabilities	14,360,857	10,930,522	18,752,163

LONG TERM DEBT – less current maturities	29,909,957	35,000,000	39,517,005
DEFERRED INCOME TAXES	10,987,395	10,987,395	9,374,685
DEFERRED PENSION LIABILITY	-	-	2,637,456
DEFERRED LIABILITIES	488,437	488,437	513,806
TOTAL LIABILITIES	55,746,646	57,406,354	70,795,115

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2012 - 7,503,568; December 31, 2011 - 7,489,995 and June 30, 2011 - 7,489,995	69,694,770	69,572,270	69,546,028
Accumulated other comprehensive loss	-	-	(2,681,862)
Retained earnings	48,026,592	47,087,341	41,601,762
Total shareholders' equity	117,721,362	116,659,611	108,465,928
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,468,008	$174,065,965	$179,261,043

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET SALES	$44,408,358	$52,282,632	$97,734,276	$104,588,907

COST OF GOODS SOLD	29,056,731	31,665,304	64,360,568	64,705,634

GROSS MARGIN	15,351,627	20,617,328	33,373,708	39,883,273

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	14,893,727	16,853,029	31,635,785	35,082,380

INCOME FROM OPERATIONS	457,900	3,764,299	1,737,923	4,800,893

OTHER INCOME AND (EXPENSES):
Interest expense, net	(130,606)	(292,454)	(274,953)	(507,986)
Other – net	13,270	34,855	4,281	47,409
Total other - net	(117,336)	(257,599)	(270,672)	(460,577)

INCOME BEFORE INCOME TAXES	340,564	3,506,700	1,467,251	4,340,316

INCOME TAX EXPENSE	122,000	1,227,000	528,000	1,519,000

NET INCOME	$218,564	$2,279,700	$939,251	$2,821,316

NET INCOME PER SHARE
Basic	$0.03	$0.30	$0.13	$0.38
Diluted	$0.03	$0.30	$0.13	$0.38

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,503,568	7,489,995	7,503,419	7,483,259
Diluted	7,503,568	7,489,995	7,503,419	7,484,341

COMPREHENSIVE INCOME
Net income	$218,564	$2,279,700	$939,251	$2,821,316
Other comprehensive income:
Amortization of unrecognized transition obligation, service and net loss	-	73,564	-	147,128
TOTAL COMPREHENSIVE INCOME	$218,564	$2,353,264	$939,251	$2,968,444

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$939,251	$2,821,316
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,822,201	2,869,535
Deferred compensation and other	-	544,278
(Gain) loss on disposal of fixed assets	(57,503)	48,125
Stock compensation expense	122,500	122,500
Change in assets and liabilities
Receivables	8,465,396	5,769,386
Inventories	(9,029,873)	(15,539,310)
Other current assets	552,851	(989,438)
Other assets	73,768	291,579
Accounts payable	4,990,781	4,007,970
Accrued and other liabilities	(1,614,007)	(1,581,534)

Net cash provided by (used in) operating activities	7,265,365	(1,635,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,051,981)	(4,336,634)
Investment in trademarks and patents	(22,547)	(33,058)
Proceeds from sale of fixed assets	99,820	38,219

Net cash used in investing activities	(3,974,708)	(4,331,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	30,019,432	38,369,172
Repayments of revolving credit facility	(35,109,475)	(31,950,000)
Repayments of long-term debt	-	(1,991,120)
Proceeds from exercise of stock options	-	371,427

Net cash (used in) provided by financing activities	(5,090,043)	4,799,479

DECREASE IN CASH AND CASH EQUIVALENTS	(1,799,386)	(1,167,587)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	3,650,291	4,362,531

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$1,850,905	$3,194,944

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts from the prior year have been reclassified to conform to current year presentation.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $519,000, $556,000 and $618,000 at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Unaudited)		(Unaudited)

Raw materials	$12,792,812	$8,303,064	$9,932,926
Work-in-process	993,791	476,991	609,292
Finished goods	60,371,168	56,342,273	63,993,280
Reserve for obsolescence or
lower of cost or market	(108,850)	(103,280)	(143,632)

Total	$74,048,921	$65,019,048	$74,391,866

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011

Interest	$319,432	$486,546

Federal, state and local income taxes,
net of refunds	$273,766	$1,105,055

Fixed asset purchases in accounts payable	$207,731	$527,853

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2012 and 2011 are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average
shares outstanding	7,503,568	7,489,995	7,503,419	7,483,259

Dilutive stock options	-	-	-	1,082

Dilutive weighted average
shares outstanding	7,503,568	7,489,995	7,503,419	7,484,341

Anti-dilutive stock options/weighted
average shares outstanding	10,000	137,879	11,813	141,917

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

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

Accounting standards not yet adopted

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. We are currently assessing the potential impact of the adoption of this amendment on our consolidated financial statements and related disclosures.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2012, accrued interest or penalties were not material, and no such expenses were recognized during the quarter. We provided for income taxes at an estimated effective tax rate of 36% and 35% for the six months ended June 30, 2012 and 2011, respectively. The estimated effective tax rate for 2012 is higher than the rate for 2011 as we made additional permanent capital investment in our operations in the Dominican Republic in 2011, which reduced the amount of dividends that we needed to provide for U.S. income taxes. We do not expect to make additional permanent capital investment in 2012.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2012 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,483,337	2,136,054	347,283
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,626,915	$3,136,054	$30,490,861

	Gross	Accumulated	Carrying
December 31, 2011	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,460,790	2,111,261	349,529
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,604,368	$3,111,261	$30,493,107

	Gross	Accumulated	Carrying
June 30, 2011 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,447,750	2,087,060	360,690
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,591,328	$3,087,060	$30,504,268

Amortization expense for intangible assets was $12,450 and $12,110 for the three months ended June 30, 2012 and 2011, respectively and $24,793 and 24,275 for the six months ended June 30, 2012 and 2011, respectively.  The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2013	$48,826
2014	48,053
2015	47,477
2016	44,704
2017	40,136

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of June 30, 2012, we were authorized to issue approximately 334,250 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2012 through June 30, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2012	100,000	$21.31
Issued	-	-
Exercised	-	-
Forfeited	(90,000)	$20.97
Options outstanding at June 30, 2012	10,000	$24.36

Options exercisable at:
January 1, 2012	100,000	$21.31
June 30, 2012	10,000	$24.36

Unvested options at June 30, 2012	-

During the six months ended June 30, 2012, we granted 13,573 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

In June 2009, our Board of Directors adopted a Rights Agreement, which provides for one preferred share purchase right to be associated with each share of our outstanding common stock. Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock. The rights are exercisable after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of our common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of our common stock. Such exercise would ultimately entitle the holders of the rights to purchase at the exercise price, shares of common stock of the surviving corporation or purchaser, respectively, with an aggregate market value equal to two times the exercise price. The person or groups effecting such 20 percent acquisition or undertaking such tender offer would not be entitled to exercise any rights. The Rights Agreement was renewed in June 2012 and expires in June 2017.

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

Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$-	$30,840	$-	$61,680
Interest	-	156,330	-	312,660
Expected return on assets	-	(156,591)	-	(313,182)
Amortization of unrecognized
net gain or loss	-	54,763	-	109,526
Amortization of unrecognized
transition obligation	-	-	-	-
Amortization of unrecognized
prior service cost	-	18,801	-	37,602
Net pension cost	$-	$104,143	$-	$208,286

11.	SEGMENT INFORMATION

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET SALES:
Wholesale	$34,697,580	$40,798,222	$77,065,992	$80,593,047
Retail	9,139,712	10,881,759	19,635,883	22,625,426
Military	571,066	602,651	1,032,401	1,370,434
Total Net Sales	$44,408,358	$52,282,632	$97,734,276	$104,588,907

GROSS MARGIN:
Wholesale	$11,058,323	$15,453,779	$23,991,162	$28,793,933
Retail	4,267,641	5,085,257	9,339,243	10,909,883
Military	25,663	78,292	43,303	179,457
Total Gross Margin	$15,351,627	$20,617,328	$33,373,708	$39,883,273

Segment asset information is not prepared or used to assess segment performance.

12.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At June 30, 2012, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2012, we had $29.9 million in borrowings under this facility and total capacity of $66.0 million.

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

Generally accepted accounting standards establish a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level l measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under generally accepted accounting standards are described below:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The only asset or liability measured at fair value on a recurring basis by the Company at June 30, 2012, December 31, 2011 and June 30, 2011 was cash and cash equivalents of $1,850,905, $3,650,291 and $3,194,944, respectively. Cash and cash equivalents are considered to be Level 1.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	65.4%	60.6%	65.9%	61.9%
Gross Margin	34.6%	39.4%	34.1%	38.1%

Selling, General and
Administrative Expenses	33.5%	32.2%	32.4%	33.5%

Income From Operations	1.1%	7.2%	1.7%	4.6%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net sales. Net sales for the three months ended June 30, 2012 were $44.4 million compared to $52.3 million for the same period in 2011. Wholesale sales for the three months ended June 30, 2012 were $34.7 million compared to $40.8 million for the same period in 2011. The $6.1 million decrease in wholesale sales was the result of a $3.0 million or 51.4% decrease in our hunting footwear category, a $2.0 million or 11.2% decrease in our work footwear category, a $0.7 million or 36.3% decrease in our apparel category, a $0.4 million or 8.6% decrease in our commercial military footwear category, a $0.2 million or 8.2% decrease in our duty footwear category and a $0.3 million decline in other, which was partially offset by a $0.5 million or 8.4% increase in our western footwear category. On June 29, 2012, severe storms eliminated power to more than 660,000 homes and businesses in Ohio including our distribution center in Logan, Ohio. As a result of this power outage, our shipping capabilities were temporarily suspended which caused approximately $2.5 million of shipments to move from the second quarter into the third quarter. In addition to the power outage, the decrease to the hunting category is due to retailers buying closer to the season than in the prior year period. Retail sales for the three months ended June 30, 2012 were $9.1 million compared to $10.9 million for the same period in 2011. The $1.8 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses. Military segment sales for the three months ended June 30, 2012, were $0.6 million, compared to $0.6 million in the same period in 2011. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts.

Gross margin. Gross margin for the three months ended June 30, 2012 was $15.4 million, or 34.6% of net sales, compared to $20.6 million, or 39.4% of net sales, in the same period last year. Wholesale gross margin for the three months ended June 30, 2012 was $11.1 million, or 31.9% of net sales, compared to $15.5 million, or 37.9% of net sales, in the same period last year. The 600 basis point decrease is primarily the result of an increase in product costs as a result of manufacturing variances in our production facility. Retail gross margin for the three months ended June 30, 2012 was $4.3 million, or 46.7% of net sales, compared to $5.1 million, or 46.7% of net sales, for the same period in 2011. Military gross margin for the three months ended June 30, 2012 was less than $0.1 million, or 4.5% of net sales, compared to $0.1 million, or 13.0% of net sales, for the same period in 2011.

SG&A expenses. SG&A expenses were $14.9 million, or 33.5% of net sales, for the three months ended June 30, 2012, compared to $16.9 million, or 32.2% of net sales for the same period in 2011. The net change primarily reflects decreases in compensation and benefits expense of $0.6 million, lower advertising expenses of $0.6 million and decreased operating expenses of $0.5 million for our retail operations due to the continued closing of mobile stores.

Interest expense. Interest expense was $0.1 million in the three months ended June 30, 2012, compared to $0.3 million for the same period in the prior year. The decrease of $0.2 million is primarily the result of lower average borrowings and $0.1 million of prepayment penalties and other fees from the early repayment of our mortgage loans in April 2011.

Income taxes. Income tax expense for the three months ended June 30, 2012 was $0.1 million, compared to $1.2 million for the same period a year ago. We provided for income taxes at effective tax rates of 36% in 2012 and 35% in 2011. The estimated effective tax rate for 2012 is higher than the rate for 2011 as we were anticipating making additional permanent capital investment in our operations in the Dominican Republic in 2011, which reduced the amount of dividends that we needed to provide for U.S. income taxes. We do not expect to make additional permanent capital investment in 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net sales. Net sales for the six months ended June 30, 2012 were $97.7 million compared to $104.6 million for the same period in 2011. Wholesale sales for the six months ended June 30, 2012 were $77.1 million compared to $80.6 million for the same period in 2011. The $3.5 million decrease in wholesale sales was the result of a $2.8 million or 32.9% decrease in our hunting footwear category, a $1.0 million or 15.0% decrease in our duty footwear category, a $0.7 million or 29.3% decrease in our apparel category, a $0.2 million or 0.7% decrease in our work footwear category and a $1.6 million decline in other, which was partially offset by a $2.0 million or 15.2% increase in our western footwear category and a $0.8 million or 8.1% increase in our commercial military footwear category. As a result of the previously mentioned power outage, our shipping capabilities were temporarily suspended which caused approximately $2.5 million of shipments to move from the second quarter into the third quarter. In addition to the power outage, the decrease to the hunting category is due to retailers buying closer to the season than in the prior year. Retail sales for the six months ended June 30, 2012 were $19.6 million compared to $22.6 million for the same period in 2011. The $3.0 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses. Military segment sales for the six months ended June 30, 2012, were $1.0 million, compared to $1.4 million in the same period in 2011. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts.

Gross margin. Gross margin for the six months ended June 30, 2012 was $33.4 million, or 34.1% of net sales, compared to $39.9 million, or 38.1% of net sales, in the same period last year. Wholesale gross margin for the six months ended June 30, 2012 was $24.0 million, or 31.1% of net sales, compared to $28.8 million, or 35.7% of net sales, in the same period last year. The 460 basis point decrease is primarily the result of an increase in product costs as a result of manufacturing variances in our production facility and a rollout to all stores for one of our largest accounts in the first quarter of 2012 that negatively impacted gross margins due to temporary price concessions. Retail gross margin for the six months ended June 30, 2012 was $9.3 million, or 47.6% of net sales, compared to $10.9 million, or 48.2% of net sales, for the same period in 2011. The 60 basis point decrease is primarily the result of lower average selling prices, primarily in the first quarter of 2012. Military gross margin for the six months ended June 30, 2012 was less than $0.1 million, or 4.2% of net sales, compared to $0.2 million, or 13.1% of net sales, for the same period in 2011.

SG&A expenses. SG&A expenses were $31.6 million, or 32.4% of net sales, for the six months ended June 30, 2012, compared to $35.1 million, or 33.5% of net sales for the same period in 2011. The net change primarily reflects decreases in compensation and benefits expense of $1.6 million and decreased operating expenses of $1.1 million for our retail operations due to the continued closing of mobile stores.

Interest expense. Interest expense was $0.3 million in the six months ended June 30, 2012, compared to $0.5 million for the same period in the prior year. The decrease of $0.2 million is primarily the result of lower average borrowings and $0.1 million of prepayment penalties and other fees from the early repayment of our mortgage loans in April 2011.

Income taxes. Income tax expense for the six months ended June 30, 2012 was $0.5 million, compared to $1.5 million for the same period a year ago. We provided for income taxes at effective tax rates of 36% in 2012 and 35% in 2011. The estimated effective tax rate for 2012 is higher than the rate for 2011 as we were anticipating making additional permanent capital investment in our operations in the Dominican Republic in 2011, which reduced the amount of dividends that we needed to provide for U.S. income taxes. We do not expect to make additional permanent capital investment in 2012.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $4.1 million for the first six months of 2012, compared to $4.3 million for the same period in 2011. Total capital expenditures for 2012 are anticipated to be approximately $6.3 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At June 30, 2012, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2012, we had $29.9 million in borrowings under this facility and total capacity of $66.0 million.

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

Operating Activities. Cash provided by operating activities totaled $7.3 million for the six months ended June 30, 2012, compared to cash used by operating activities of $1.6 million in the same period of 2011. Cash provided by operating activities for the six months ended June 30, 2012 was primarily impacted by decreases in accounts receivable and increases in accounts payable, partially offset by increases in inventory. Cash used in operating activities for the six months ended June 30, 2011 was primarily impacted by higher inventory levels, partially offset by reductions in accounts receivable and increases in accounts payable.

Investing Activities. Cash used in investing activities was $4.0 million for the six months ended June 30, 2012, compared to $4.3 million in the same period of 2011. Cash used in investing activities reflects an investment in property, plant and equipment of $4.1 million in 2012 and $4.3 million in 2011. Our 2012 and 2011 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2012 was $5.1 million and reflects a net reduction under the revolving credit facility of $5.1 million. Cash provided by financing activities for the six months ended June 30, 2011 was $4.8 million and reflects a net increase in the borrowing under the revolving credit facility of $6.4 million, partially offset by repayments on long-term debt of $2.0 million.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In April 2012, we implemented a new Enterprise Resources Planning system to replace our current system. This implementation had no material effect on our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSRES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (“eXtensible Business Reporting Language”) will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405 (a)(2)(ii) of Regulation ST: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

_____________________

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: July 27, 2012
/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

