Form 10-Q
period 2012-09-30
ROCKY BRANDS, INC.
filed 2012-10-31
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, 7,503,568 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011	September 30, 2011
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,509,973	$3,650,291	$3,330,196
Trade receivables – net	60,648,404	45,008,793	63,339,879
Other receivables	811,730	946,686	1,055,666
Inventories	73,028,601	65,019,048	78,887,067
Income tax receivable	-	1,164,664	-
Deferred income taxes	1,091,657	1,154,040	1,238,989
Prepaid expenses	2,122,697	2,561,941	2,822,954
Total current assets	141,213,062	119,505,463	150,674,751

FIXED ASSETS – net	24,396,719	23,557,102	23,572,687
IDENTIFIED INTANGIBLES	30,485,935	30,493,107	30,505,267
OTHER ASSETS	392,565	510,293	737,489
TOTAL ASSETS	$196,488,281	$174,065,965	$205,490,194

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$13,366,846	$5,696,363	$11,054,561
Current maturities – long term debt	-	-	2,955
Accrued expenses:
Salaries and wages	2,028,785	2,310,906	2,330,197
Taxes - other	498,437	609,992	420,082
Accrued freight	699,352	633,254	544,801
Commissions	649,537	709,201	606,048
Income taxes payable	1,676,590	-	1,916,316
Current portion of pension funding	-	-	3,348,035
Other	1,445,016	970,806	1,403,360
Total current liabilities	20,364,563	10,930,522	21,626,355

LONG TERM DEBT – less current maturities	41,862,634	35,000,000	60,054,291
DEFERRED INCOME TAXES	10,765,962	10,987,395	9,521,852
DEFERRED LIABILITIES	406,323	488,437	535,937
TOTAL LIABILITIES	73,399,482	57,406,354	91,738,435

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2012 - 7,503,568; December 31, 2011 - 7,489,995 and September 30, 2011 - 7,489,995	69,694,770	69,572,270	69,546,028

Accumulated other comprehensive loss	-	-	(2,608,298)
Retained earnings	53,394,029	47,087,341	46,814,029
Total shareholders' equity	123,088,799	116,659,611	113,751,759
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$196,488,281	$174,065,965	$205,490,194

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET SALES	$72,539,400	$71,020,546	$170,273,676	$175,609,453

COST OF GOODS SOLD	46,356,820	45,430,389	110,717,388	110,136,023

GROSS MARGIN	26,182,580	25,590,157	59,556,288	65,473,430

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	18,244,196	18,026,065	49,879,981	53,108,445

INCOME FROM OPERATIONS	7,938,384	7,564,092	9,676,307	12,364,985

OTHER INCOME AND (EXPENSES):
Interest expense, net	(192,249)	(252,858)	(467,202)	(760,844)
Other – net	138,757	106,033	143,038	153,442
Total other - net	(53,492)	(146,825)	(324,164)	(607,402)

INCOME BEFORE INCOME TAXES	7,884,892	7,417,267	9,352,143	11,757,583

INCOME TAX EXPENSE	2,517,455	2,205,000	3,045,455	3,724,000

NET INCOME	$5,367,437	$5,212,267	$6,306,688	$8,033,583

NET INCOME PER SHARE
Basic	$0.72	$0.70	$0.84	$1.07
Diluted	$0.72	$0.70	$0.84	$1.07

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,503,568	7,489,995	7,503,469	7,485,529
Diluted	7,503,568	7,489,995	7,503,469	7,486,250

COMPREHENSIVE INCOME
Net income	$5,367,437	$5,212,267	$6,306,688	$8,033,583
Other comprehensive income:
Amortization of unrecognized transition obligation, service cost and net loss	-	73,564	-	220,692
TOTAL COMPREHENSIVE INCOME	$5,367,437	$5,285,831	$6,306,688	$8,254,275

 See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,306,688	$8,033,583
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	4,337,217	4,279,667
Deferred compensation and other	-	670,552
Deferred income taxes	(159,050)	126,279
(Gain) loss on disposal of fixed assets	(61,515)	37,320
Stock compensation expense	122,500	122,500
Change in assets and liabilities
Receivables	(15,504,655)	(15,890,635)
Inventories	(8,009,553)	(20,034,511)
Other current assets	1,603,908	(1,029,102)
Other assets	117,728	485,223
Accounts payable	7,588,751	2,275,812
Accrued and other liabilities	1,681,444	574,398

Net cash used in operating activities	(1,976,537)	(20,348,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,111,209)	(6,020,945)
Investment in trademarks and patents	(30,104)	(46,098)
Proceeds from sale of fixed assets	114,898	50,767

Net cash used in investing activities	(5,026,415)	(6,016,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	50,047,109	67,246,458
Repayments of revolving credit facility	(43,184,475)	(40,290,000)
Repayments of long-term debt	-	(1,995,030)
Proceeds from exercise of stock options	-	371,427

Net cash provided by financing activities	6,862,634	25,332,855

DECREASE IN CASH AND CASH EQUIVALENTS	(140,318)	(1,032,335)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	3,650,291	4,362,531

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$3,509,973	$3,330,196

 See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts from the prior year have been reclassified to conform to current year presentation.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $568,000, $556,000 and $703,000 at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
	2012	2011	2011
	(Unaudited)		(Unaudited)

Raw materials	$11,569,388	$8,303,064	$8,640,940
Work-in-process	923,646	476,991	688,133
Finished goods	60,642,767	56,342,273	69,689,314
Reserve for obsolescence or
lower of cost or market	(107,200)	(103,280)	(131,320)

Total	$73,028,601	$65,019,048	$78,887,067

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011

Interest	$518,111	$742,106

Federal, state and local income taxes,
net of refunds	$340,764	$2,107,815

Fixed asset purchases in accounts payable	$235,902	$314,146

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2012 and 2011 are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average
shares outstanding	7,503,568	7,489,995	7,503,469	7,485,529

Dilutive stock options	-	-	-	721

Dilutive weighted average
shares outstanding	7,503,568	7,489,995	7,503,469	7,486,250

Anti-dilutive stock options/weighted
average shares outstanding	10,000	135,370	11,204	139,689

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

In April 2011, the Financial Accounting and Standards Board (FASB) issued accounting standards update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2009. State jurisdictions that remain subject to examination range from 2008 to 2011. Foreign jurisdiction tax returns that remain subject to examination range from 2006 to 2011 for Canada and from 2006 to 2011 for Puerto Rico. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of September 30, 2012, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 34.5% and 32.6% for the nine months ended September 30, 2012 and 2011, respectively. The estimated effective tax rate for 2012 and 2011 is lower than the statutory rate due to permanent capital investment in our operations in the Dominican Republic in 2012 and 2011, which reduced the amount of dividends that we needed to provide for U.S. income taxes.

During the three and nine month periods ended September 30, 2012, we recognized a decrease to income tax expense of $0.2 million related to the filing of our 2011 Federal income tax return and our annual tax return to tax provision calculation adjustment which decreased our effective tax rates for the three and nine-month period ended September 30, 2012 to 31.9% and 32.6%, respectively.

During the three and nine month periods ended September 30, 2011, we recognized a decrease to income tax expense of $0.1 million related to the filing of our 2010 Federal income tax return tax return and our annual tax return to tax provision calculation adjustment which decreased our effective tax rates for the three and nine-month period ended September 30, 2011 to 29.7% and 31.7%, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2012 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,490,895	2,148,538	342,357
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,634,473	$3,148,538	$30,485,935

	Gross	Accumulated	Carrying
December 31, 2011	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,460,790	2,111,261	349,529
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,604,368	$3,111,261	$30,493,107

	Gross	Accumulated	Carrying
September 30, 2011 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,460,790	2,099,101	361,689
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,604,368	$3,099,101	$30,505,267

Amortization expense for intangible assets was $12,484 and $12,041 for the three months ended September 30, 2012 and 2011, respectively and $37,277 and $36,316 for the nine months ended September 30, 2012 and 2011, respectively.  The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2013	$49,330
2014	48,557
2015	47,982
2016	45,207
2017	40,640

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of September 30, 2012, we were authorized to issue approximately 334,250 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2012 through September 30, 2012:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2012	100,000	$21.31
Issued	-	-
Exercised	-	-
Forfeited	(90,000)	$20.97
Options outstanding at September 30, 2012	10,000	$24.36

Options exercisable at:
January 1, 2012	100,000	$21.31
September 30, 2012	10,000	$24.36

Unvested options at September 30, 2012	-

During the nine months ended September 30, 2012, we granted 13,573 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

Net pension cost of the Company’s plan is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Service cost	$-	$30,840	$-	$92,520
Interest	-	156,331	-	468,991
Expected return on assets	-	(156,592)	-	(469,774)
Amortization of unrecognized
net gain or loss	-	54,762	-	164,288
Amortization of unrecognized
transition obligation	-	-	-	-
Amortization of unrecognized
prior service cost	-	18,802	-	56,404
Net pension cost	$-	$104,143	$-	$312,429

11.	SEGMENT INFORMATION

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET SALES:
Wholesale	$62,924,989	$60,229,521	$139,990,981	$140,822,568
Retail	9,614,411	10,342,743	29,250,294	32,968,169
Military	-	448,282	1,032,401	1,818,716
Total Net Sales	$72,539,400	$71,020,546	$170,273,676	$175,609,453

GROSS MARGIN:
Wholesale	$21,753,950	$20,656,965	$45,745,112	$49,450,898
Retail	4,428,630	4,873,532	13,767,873	15,783,415
Military	-	59,660	43,303	239,117
Total Gross Margin	$26,182,580	$25,590,157	$59,556,288	$65,473,430

Segment asset information is not prepared or used to assess segment performance.

12.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At September 30, 2012, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2012, we had $41.9 million in borrowings under this facility and total capacity of $70.0 million.

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

The only asset or liability measured at fair value on a recurring basis by the Company at September 30, 2012, December 31, 2011 and September 30, 2011 was cash and cash equivalents of $3,509,973, $3,650,291 and $3,330,196, respectively. Cash and cash equivalents are considered to be Level 1.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	63.9%	64.0%	65.0%	62.7%
Gross Margin	36.1%	36.0%	35.0%	37.3%

Selling, General and
Administrative Expenses	25.2%	25.4%	29.3%	30.2%

Income From Operations	10.9%	10.6%	5.7%	7.1%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net sales. Net sales for the three months ended September 30, 2012 were $72.5 million compared to $71.0 million for the same period in 2011. Wholesale sales for the three months ended September 30, 2012 were $62.9 million compared to $60.2 million for the same period in 2011. The $2.7 million increase in wholesale sales was the result of a $3.8 million or 41.6% increase in our western footwear category and a $1.1 million or 16.9% increase in our commercial military footwear category, which was partially offset by a $2.2 million or 32.7% decrease in our apparel category. Retail sales for the three months ended September 30, 2012 were $9.6 million compared to $10.3 million for the same period in 2011. The $0.7 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses. There were no military segment sales for the three months ended September 30, 2012, compared to $0.4 million in the same period in 2011. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts.

Gross margin. Gross margin for the three months ended September 30, 2012 was $26.2 million, or 36.1% of net sales, compared to $25.6 million, or 36.0% of net sales, in the same period last year. Wholesale gross margin for the three months ended September 30, 2012 was $21.8 million, or 34.6% of net sales, compared to $20.7 million, or 34.3% of net sales, in the same period last year. Retail gross margin for the three months ended September 30, 2012 was $4.4 million, or 46.1% of net sales, compared to $4.9 million, or 47.1% of net sales, for the same period in 2011. The 100 basis point decrease was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the three months ended September 30, 2012 was zero compared to $0.1 million, or 13.3% of net sales, for the same period in 2011.

SG&A expenses. SG&A expenses were $18.2 million, or 25.2% of net sales, for the three months ended September 30, 2012, compared to $18.0 million, or 25.4% of net sales for the same period in 2011. The net change primarily reflected increases in advertising expense of $0.7 million, freight expense of $0.2 million and show expenses of $0.1 million, which were partially offset by decreases in compensation and benefits expense of $0.6 million and decreased operating expenses of $0.3 million for our retail operations due to the continued closing of mobile stores.

Interest expense. Interest expense was $0.2 million in the three months ended September 30, 2012, compared to $0.3 million for the same period in the prior year. The decrease of $0.1 million was primarily the result of lower average borrowings in the current year period.

Income taxes. Income tax expense for the three months ended September 30, 2012 was $2.5 million, compared to $2.2 million for the same period a year ago. We provided for income taxes at an estimated annual effective tax rate of 34.5% in 2012 and 32.6% for 2011. The estimated effective tax rate for 2012 is higher than the rate for 2011 as we made more permanent capital investment in our operations in the Dominican Republic in 2011 than in 2012, which reduced the amount of dividends that we needed to provide for U.S. income taxes.

During the three month period ended September 30, 2012, we recognized a decrease to income tax expense of $0.2 million related to our provision reconciliation to the filing of our 2011 Federal income tax return which decreased our effective tax rate from 34.2% to 31.9%. During the three month period ended September 30, 2011, we recognized a decrease to income tax expense of $0.1 million related to our provision reconciliation to the filing of our 2010 Federal income tax return which decreased our effective tax rate from 31.2% to 29.7%.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net sales. Net sales for the nine months ended September 30, 2012 were $170.3 million compared to $175.6 million for the same period in 2011. Wholesale sales for the nine months ended September 30, 2012 were $140.0 million compared to $140.8 million for the same period in 2011. The $0.8 million decrease in wholesale sales was the result of a $2.9 million or 32.3% decrease in our apparel category, a $2.8 million or 13.3% decrease in our hunting footwear category, a $0.9 million or 8.7% decrease in our duty footwear category, a $0.9 million or 1.4% decrease in our work footwear category, and a $1.1 million decline in other, which were partially offset by a $5.9 million or 25.7% increase in our western footwear category and a $1.9 million or 11.9% increase in our commercial military footwear category. Retail sales for the nine months ended September 30, 2012 were $29.3 million compared to $33.0 million for the same period in 2011. The $3.7 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses. Military segment sales for the nine months ended September 30, 2012, were $1.0 million, compared to $1.8 million in the same period in 2011. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts.

Gross margin. Gross margin for the nine months ended September 30, 2012 was $59.6 million, or 35.0% of net sales, compared to $65.5 million, or 37.3% of net sales, in the same period last year. Wholesale gross margin for the nine months ended September 30, 2012 was $45.7 million, or 32.7% of net sales, compared to $49.5 million, or 35.1% of net sales, in the same period last year. The 240 basis point decrease was primarily due to an increase in product costs and the result of a rollout to all stores for one of our largest accounts in the first quarter of 2012 that negatively impacted gross margins due to temporary price concessions. Retail gross margin for the nine months ended September 30, 2012 was $13.8 million, or 47.1% of net sales, compared to $15.8 million, or 47.9% of net sales, for the same period in 2011. The 80 basis point decrease was primarily the result of lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the nine months ended September 30, 2012 was less than $0.1 million, or 4.2% of net sales, compared to $0.2 million, or 13.1% of net sales, for the same period in 2011.

SG&A expenses. SG&A expenses were $49.9 million, or 29.3% of net sales, for the nine months ended September 30, 2012, compared to $53.1 million, or 30.2% of net sales for the same period in 2011. The net change primarily reflected decreases in compensation and benefits expense of $2.3 million and decreased operating expenses of $1.4 million for our retail operations due to the continued closing of mobile stores, which were partially offset by increased spending on advertising of $0.6 million.

Interest expense. Interest expense was $0.5 million in the nine months ended September 30, 2012, compared to $0.8 million for the same period in the prior year. The decrease of $0.3 million was primarily the result of lower average borrowings and $0.1 million of prepayment penalties and other fees from the early repayment of our mortgage loans in April 2011.

Income taxes. Income tax expense for the nine months ended September 30, 2012 was $3.0 million, compared to $3.7 million for the same period a year ago. We provided for income taxes at an estimated annual effective tax rate of 34.5% in 2012 and 32.6% for 2011. The estimated effective tax rate for 2012 is higher than the rate for 2011 as we made more permanent capital investment in our operations in the Dominican Republic in 2011 than in 2012, which reduced the amount of dividends that we needed to provide for U.S. income taxes.

During the nine month period ended September 30, 2012, we recognized a decrease to income tax expense of $0.2 million related to our provision reconciliation to the filing of our 2011 Federal income tax return which decreased our effective tax rate from 34.5% to 32.6%. During the nine month period ended September 30, 2011, we recognized a decrease to income tax expense of $0.1 million related to our provision reconciliation to the filing of our 2010 Federal income tax return which decreased our effective tax rate from 32.6% to 31.7%.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $5.1 million for the first nine months of 2012, compared to $6.0 million for the same period in 2011. Total capital expenditures for 2012 are anticipated to be approximately $6.3 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At September 30, 2012, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2012, we had $41.9 million in borrowings under this facility and total capacity of $70.0 million.

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

Operating Activities. Cash used by operating activities totaled $2.0 million for the nine months ended September 30, 2012, compared to cash used by operating activities of $20.3 million in the same period of 2011. Cash used by operating activities for the nine months ended September 30, 2012 and 2011 was primarily impacted by seasonally higher inventory and accounts receivable levels, partially offset by increases in accounts payable.

Investing Activities. Cash used in investing activities was $5.0 million for the nine months ended September 30, 2012, compared to $6.0 million in the same period of 2011. Cash used in investing activities reflects an investment in property, plant and equipment of $5.1 million in 2012 and $6.0 million in 2011. Our 2012 and 2011 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2012 was $6.9 million and reflected a net borrowing under the revolving credit facility of $6.9 million. Cash provided by financing activities for the nine months ended September 30, 2011 was $25.3 million and reflected a net increase in the borrowing under the revolving credit facility of $27.0 million, partially offset by repayments on long-term debt of $2.0 million.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In April 2012, we implemented a new Enterprise Resources Planning system to replace our current system. This implementation had no material effect on our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSRES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101+	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

_____________________

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: October 30, 2012	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

