Form 10-Q/A
period 2012-09-30
ROCKY BRANDS, INC.
filed 2012-10-31
CIK 895456

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of October 26, 2012, 7,503,568 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Rocky Brands, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on October 31, 2012 (“the Form 10-Q”), is solely to furnish an updated Exhibit 101 to the Form 10-Q, consisting of Rocky Brands’ interactive data files.

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

Rocky Brands, Inc.

Date: October 31, 2012	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.