Form 10-K
period 2012-12-31
ROCKY BRANDS, INC.
filed 2013-03-04
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $89,559,203 on June 30, 2012.

There were 7,516,448 shares of the Registrant's Common Stock outstanding on February 24, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

1

TABLE OF CONTENTS

PART I

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

PART I

ITEM 1. BUSINESS.

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brands Mossy Oak and Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around five target markets: outdoor, work, duty, commercial military and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $14.98 for our value priced products to $384.99 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada as well as in several international markets. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our consumer and business websites, our Lehigh Outfitters mobile and retail stores (including a fleet of trucks, supported by small warehouses that include retail stores, which we refer to as mini-stores), and our Rocky outlet store. We also sell footwear under the Rocky label to the U.S. military.

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

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our four target markets and offer our products at a range of suggested retail price points: $99.95 to $384.99 for our footwear products, $29.95 to $49.95 for tops and bottoms in our apparel lines and $49.95 to $599.99 for our basic and technical outerwear.

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

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear. Georgia Boot footwear is sold at suggested retail price points ranging from $79.95 to $354.99. This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments. Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the work place. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

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

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested retail prices for the Michelin brand are from $99.95 to $161.99. The previous license agreement for the Michelin brand expired on December 31, 2012. We entered into a new agreement on January 1, 2013 to use the Michelin name through December 31, 2014.

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

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Michelin, and Mossy Oak products through a wide range of wholesale distribution channels. As of December 31, 2012, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

We sell our products to wholesale accounts in the U.S. primarily through a dedicated in-house sales team who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products. Our sales force for Rocky is organized around major accounts, including Bass Pro Shops, Cabela’s, Dick’s Sporting Goods, Tractor Supply Company and Gander Mountain, and around our target markets: outdoor, work, duty, commercial military and western. For our Georgia Boot and Durango brands, our sales employees are organized around each brand and target a broad range of distribution channels. All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

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

Websites

We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.lehighoutfitters.com, www.lehighsafetyshoes.com, www.slipgrips.com, www.rockymilitary.com, www.rockys2v.com, and www.durangoboot.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products. We also sell directly to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers. Our customer’s employees order directly through their employer’s established Custom Fit website and the footwear is delivered directly to the consumer via a common freight carrier.

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

Military

While we are focused on continuing to build our wholesale and retail business, we also actively bid on footwear contracts with the U.S. military, which requires products to be made in the U.S. Our manufacturing facilities in Puerto Rico, a U.S. territory, allow us to competitively bid for such contracts. In July 2009, we were awarded a $29.0 million blanket purchase order from the GSA to produce footwear for the U.S. Military. The final shipment of this contract was delivered in early 2012. Recently, we received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. The first year of the contract includes a minimum purchase amount of $3.0 million and a maximum of $15.0 million. Shipment of the boots is expected to begin in March 2013. The contract includes an option for four additional years with the same terms.

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

We utilize a number of marketing initiatives.  With a goal of leveraging our brand within the markets where our dealers and consumers work, live and play, we utilize sponsorships, media outlets and grassroots campaigns to expose Rocky, Georgia Boot and Durango to more customers.  Rocky expects to increase its brand strength across all divisions through sponsorships with Archer’s Choice  and The Choice with Ralph and Vicki Cianciarulo on the Outdoor Channel and former professional BASS fisherman Hank Parker on HP-3D which airs on NBC Sports, Pursuit Channel, and Wild TV in the outdoor market.  Country musician, military veteran and outdoor enthusiast Craig Morgan will serve as an advocate for all Rocky products, while Kalitta MotorSports NHRA racing team will give the brand exceptional recognition in the work, western and duty markets.  Celebrating its 75th anniversary, Georgia Boot is sponsoring the Clint Bowyer team in the Lucas Oil series of racing which is televised on SPEED, NBC Sports, and CBS.  To acknowledge the anniversary, we will be giving back to communities in which our consumers reside by supporting underfunded trade schools and 4-H programs.  Durango continues to reach target western and fashion consumers through music, partnering with the Country Music Association (CMA) and the CMA Music Festival, CMA Awards, and LiveNation musical events throughout the United States.  The above sponsorship properties combined with significant in-store point of purchase efforts, print advertising, and online/social campaigns will enhance brand awareness across all of our brands and categories.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third-party facilities, primarily in China. We do not have long-term contracts with any of our third-party manufacturers. The products purchased from General Shoes US Corporation and its subsidiaries, one of our third-party manufacturers in China with whom we have had a relationship for over 20 years and which has historically accounted for a significant portion of our manufacturing, represented approximately 12% of our net sales in 2012. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada, South America, Europe and Asia. We ship our products from our finished goods distribution facilities located in Logan, Ohio and Waterloo, Ontario, Canada and a third-party logistics operation on the west coast. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico. Net sales to foreign countries, primarily Canada, represented approximately 3.9 % of net sales in 2012, 4.1% of net sales in 2011, and 3.1% of net sales in 2010.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico. In addition, we maintain a sales office and distribution facility in Canada and an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $4.4 million at December 31, 2012, $4.8 million at December 31, 2011, and $3.9 million at December 31, 2010.

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

Backlog

At December 31, 2012, our backlog was $9.4 million compared to $10.5 million at December 31, 2011. Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by retailers prior to shipment without penalty.

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

Our license with Gear Six Technologies LLC permits us to use the Michelin and related marks on our products. Our original license agreement with Gear Six terminated on December 31, 2012. We entered into a new agreement on January 1, 2013 to use the Michelin name through December 31, 2014.

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

Employees

At December 31, 2012, we had approximately 2,225 employees of which approximately 2,154 are full time employees. Approximately 1,802 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees are represented by a union. We believe our relations with our employees are good.

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

During 2011, we began a project to implement a new ERP system to replace our current systems. During 2012, we completed a majority of this implementation and expect to be completed by mid-2013 with the final phase of the project. These types of project implementations carry certain risks, including potential for business interruption with the associated adverse impact on operating income. In addition, internal controls that are modified or redesigned to support the new ERP system implemented may result in deficiencies in the future that could constitute significant deficiencies, or in the aggregate, a material weakness in internal control over financial reporting.

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

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition. Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2012, there was no triggering event and the covenant was not in effect.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own, subject to a mortgage, our 25,000 square foot executive offices that are located in Nelsonville, Ohio, which are utilized by all segments. We also own, subject to a mortgage, our 192,000 square foot finished goods distribution facility in Logan, Ohio, which is utilized by our wholesale and retail segments. We also own, subject to a mortgage, our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our retail segment. In Waterloo, Ontario, we lease a 30,300 square foot distribution facility under a lease expiring in 2013, which is utilized by our wholesale segment. We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the wholesale and military segments. These leases expire in 2019. In the Dominican Republic, we lease five stand-alone manufacturing facilities as follows:

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

Market Information

Our common stock trades on the NASDAQ National Market under the symbol “RCKY.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Quarter Ended	High	Low
March 31, 2011	$16.47	$10.07
June 30, 2011	$16.30	$10.78
September 30, 2011	$13.46	$9.56
December 31, 2011	$12.00	$8.75
March 31, 2012	$13.81	$8.80
June 30, 2012	$14.33	$11.91
September 30, 2012	$14.19	$10.74
December 31, 2012	$13.75	$10.84

On February 22, 2013, the last reported sales price of our common stock on the NASDAQ National Market was $14.03 per share. As of February 22, 2013, there were 84 shareholders of record of our common stock.

We presently intend to retain our earnings to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings and financial condition, our need for funds and other factors. Presently, our credit facility restricts the payment of dividends on our common stock. No cash dividends were paid during 2012, 2011 or 2010.

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2007, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/12	12/31/11	12/31/10	12/31/09	12/31/08
Income Statement Data
Net sales	$228,318	$239,599	$252,792	$229,486	$259,538
Gross margin (% of sales)	35.2%	36.7%	35.4%	36.8%	39.4%
Net income (loss)	$8,855	$8,307	$7,684	$1,175	$1,167

Per Share
Net income
Basic	$1.18	$1.11	$1.14	$0.21	$0.21
Diluted	$1.18	$1.11	$1.14	$0.21	$0.21

Weighted average number of common shares outstanding
Basic	7,503	7,487	6,748	5,551	5,509
Diluted	7,503	7,487	6,764	5,551	5,513

Balance Sheet Data
Inventories	$67,196	$65,019	$58,853	$55,420	$70,302
Total assets	$174,844	$174,066	$168,579	$163,390	$196,862
Working capital	$105,435	$108,575	$98,156	$94,324	$124,586
Long-term debt, less current maturities	$23,461	$35,000	$34,608	$55,080	$87,259
Stockholders' equity	$125,637	$116,660	$105,004	$82,478	$80,950

The 2011 financial data reflects charges for $3.7 million, net of tax benefits, for the termination of our defined benefit pension plan. The 2009 financial data reflects restructuring charges of $0.5 million, net of tax benefits. The 2008 financial data reflects a non-cash intangible impairment charge of $3.0 million, net of tax benefits.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2012, and our capital resources and liquidity as of December 31, 2012 and 2011. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

EXECUTIVE OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brands Michelin and Mossy Oak.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten-thousand retail store locations in the U.S. and Canada as well as in several international markets. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile stores and our websites. We also sell footwear under the Rocky label to the U.S. military.

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

During 2011, we began a project to implement a new Enterprise Resources Planning (ERP) system to replace our current system. As part of this implementation, we have invested over $5 million into the project. During 2012, we completed a majority of this implementation and expect to be completed by mid-2013 with the final phase of the project. If we fail to properly execute and complete the implementation of this system, we could be adversely impacted both financially and operationally.

FINANCIAL SUMMARY

•	Net sales of the wholesale segment decreased $6.6 million in 2012 over prior year primarily as a result of decreased sales in our work footwear, outdoor footwear and apparel categories.

•	Net sales of the retail segment decreased $3.5 million in 2012 from the prior year primarily as a result of our ongoing transition to more internet driven transactions and the continued removal of our Lehigh mobile stores from operations and closing additional mini-stores. These changes resulted in reductions in both net sales and SG&A expenses.

•	Net sales of the military segment decreased $1.2 million in 2012 from the prior year. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts. Recently, we received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. The first year of the contract includes a minimum purchase amount of $3.0 million and a maximum of $15.0 million. Shipment of the boots is expected to begin in March 2013. The contract includes an option for four additional years with the same terms.

•	Gross margin of the wholesale segment decreased $6.2 million in 2012 over the prior year as a result of the lower sales and decreased margin as a percentage of sales.

•	Gross margin of the retail segment decreased $1.2 million in 2012 from the prior year as a result of lower overall sales.

•	Gross margin of the military segment decreased $0.3 million in 2012 over the prior year due primarily to lower sales in 2012.

•	Selling, general and administrative expenses decreased $3.2 million in 2012 from prior year primarily as result of lower compensation expense and operating costs of our Lehigh division.

•	Net interest expense decreased $0.3 million in 2012 from the prior year due to the continued reduction of debt in 2012.

•	Net income increased $0.5 million in 2012 over prior year results primarily due to the absence of the pension termination charges in 2012, which was mostly offset by lower sales in the current year.

•	Total debt at December 31, 2012 was $23.4 million or $11.5 million lower than the prior year. Total debt minus cash and cash equivalents was $19.4 million or 13.0% of total capitalization at December 31, 2012 compared to $31.3 million or 20.7% of total capitalization at year-end 2011.

•	Our cash provided by operating activities increased $11.5 million in 2012 from the prior year, primarily the result of cash generated from earnings and changes in working capital.

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

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.8%	63.3%	64.6%
Gross margin	35.2%	36.7%	35.4%
SG&A expense	29.2%	29.2%	28.6%
Pension termination charges	0.0%	2.2%	0.0%
Income from operations	6.0%	5.3%	6.8%

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales. Net sales decreased 4.7% to $228.3 million for 2012 compared to $239.6 million the prior year. Wholesale sales decreased $6.6 million to $186.0 million for 2012 compared to $192.6 million for 2011. The decrease in wholesale sales was the result of a $5.2 million or 6.1% decrease in our work footwear category, a $4.3 million or 16.1% decrease in our outdoor footwear category, a $3.2 million or 25.2% decrease in apparel and accessories, a $1.4 million or 9.7% decrease in our duty footwear category and a $1.0 million decrease in other footwear, which were partially offset by a $5.2 million or 21.0% increase in our western footwear category, a $2.9 million or 39.7% increase in our lifestyle footwear category and a $0.4 million or 1.8% increase in our commercial military footwear category. Retail sales were $41.3 million in 2012 compared to $44.8 million for 2011. The $3.5 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses. Military segment sales, which occur from time to time, were $1.0 million for 2012 compared to $2.2 million in 2011. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts. Recently, we received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. The first year of the contract includes a minimum purchase amount of $3.0 million and a maximum of $15.0 million. Shipment of the boots is expected to begin in March 2013. The contract includes an option for four additional years with the same terms. Average list prices for our footwear, apparel and accessories were higher in 2012 than 2011 as we increased our list prices to offset higher manufacturing and sourcing costs.

Gross margin. Gross margin decreased to $80.3 million or 35.2% of net sales for 2012 compared to $87.9 million or 36.7% of net sales for the prior year. Wholesale gross margin for 2012 was $60.8 million, or 32.7% of net sales, compared to $66.9 million, or 34.8% of net sales in 2011. The 210 basis point decrease was primarily due to an increase in product costs and higher customer promotions in the current year. Retail gross margin for 2012 was $19.5 million, or 47.2% of net sales, compared to $20.7 million, or 46.2% of net sales, in 2011. The 100 basis point increase in 2012 over the prior year was the result of the $0.8 million inventory adjustment in the fourth quarter of 2011 resulting from our annual physical inventory. Military gross margin in 2012 was less than $0.1 million, or 4.2% of net sales, compared to $0.3 million, or 13.4% of net sales in 2011.

SG&A expenses. SG&A expenses were $66.7 million, or 29.2% of net sales in 2012 compared to $69.9 million, or 29.2% of net sales for 2011. The net change primarily resulted from decreases in compensation and benefits expenses of $3.5 million and Lehigh mobile and store expenses of $1.5 million, partially offset by increases in advertising expenses of $1.3 million and freight expenses of $0.5 million.

Interest expense. Interest expense was $0.7 million in 2012, compared to $1.0 million for the prior year. The decrease of $0.3 million resulted primarily from lower average borrowings in the current year. The interest expense for 2011 included $0.1 million of prepayment penalties and other fees from the early repayment of our mortgage loans in April 2011.

Income taxes. Income tax expense was $4.2 million in 2012, compared to $3.7 million for the same period a year ago. The increase in income tax expense for 2012 was due to a $0.5 million increase in pretax income and an increase in the effective tax rate. The effective tax rate for 2012 was 32.3% compared to 31.0% for 2011. The increase in our effective tax rate for 2012 was due principally to a lower permanent capital investment in 2012 in our operations in the Dominican Republic as compared to 2011. Our permanent capital investment in the Dominican Republic reduces the amount of dividends that we need to provide for U.S income taxes.

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

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital decreased to $105.4 million at December 31, 2012, compared to $108.6 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $6.1 million for 2012 and $7.6 million in 2011. Capital expenditures for 2013 are anticipated to be approximately $7.6 million.

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

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2012, we had $23.4 million in borrowings under this facility and total capacity of $68.6 million.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2012, there was no triggering event and the covenant was not in effect. Our credit facility places a restriction on the amount of dividends that may be paid. No cash dividends were paid in 2012, 2011 or 2010.

We believe that our credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Based on our expected borrowings for 2012, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.2 million in income before income taxes and cash flows. The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

Cash Flows

Cash Flow Summary	2012	2011	2010
($ in millions)

Cash provided by (used in):
Operating activities	$18.0	$6.5	$14.0
Investing activities	(6.1)	(7.5)	(4.7)
Financing activities	(11.5)	0.3	(6.7)

Net change in cash and cash equivalents	$0.4	$(0.7)	$2.6

Operating Activities. Net cash provided by operating activities totaled $18.0 million for 2012, compared to $6.5 million for 2011, and $14.0 million for 2010. The principal sources of net cash in 2012 included higher net income, increases in accounts payable and decreases in accounts receivable, which were partially offset by higher balances of inventory and accrued liabilities. The principal sources of net cash in 2011 included higher net income and decreases in accounts receivable, which were partially offset by the $4.9 million in pension contributions to fund and terminate the defined benefit pension plan, higher balances of inventory and reduced accounts payable. The principal sources of net cash in 2010 included higher net income and increases in accounts payable and other accrued liabilities, partially offset by slightly higher balances of inventory and accounts receivable.

Investing Activities. Net cash used in investing activities was $6.1 million in 2012 compared to $7.5 million in 2011 and $4.7 million in 2010. The principal use of cash in 2012, 2011 and 2010 was for the purchase of molds and equipment associated with our manufacturing operations and for information technology software and system upgrades.

Financing Activities. Cash used in financing activities during 2012 was $11.5 million compared to cash provided by financing activities of $0.3 million in 2011 and cash used in financing activities of $6.7 million in 2010. Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity. Our financing activities during 2012 included net repayments under the revolving line of credit facility of $11.5 million. Our financing activities during 2011 included net borrowings under the revolving line of credit facility of $1.9 million and repayments on long term debt of $2.0 million. During 2011, we repaid our long-term real estate obligations with borrowings under the revolving line of credit. Our financing activities during 2010 included $14.1 million of proceeds from the aforementioned issuance of common stock, net borrowings under the revolving line of credit facility of $20.0 million, repayments on long term debt of $40.5 million and debt financing costs of $0.6 million.

Borrowings and External Sources of Funds

Our borrowings and external sources of funds were as follows at December 31, 2012 and 2011:

	December 31
($ in millions)	2012	2011

Revolving credit facility	$23.5	$35.0
Less current maturities	-	-
Net long-term debt	$23.5	$35.0

We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. In October 2010, we entered into a financing agreement with PNC bank to provide a $70 million credit facility. The term of the credit facility is five years and the interest rate is currently LIBOR plus 1.50%.

We lease certain machinery, trucks, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $0.7 million, $0.5 million, $0.0 million, $0.0 million and $0.0 million for years 2013 through 2017, respectively, or approximately $1.2 million in total.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2012 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2012:

	Payments due by Year
	$ millions

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$23.5	$-	$23.5	$-	$-
Minimum operating lease commitments	1.2	0.7	0.5	-	-
Minimum royalty commitments	0.2	0.1	0.1	-	-
Expected cash requirements for interest (1)	2.2	0.8	1.4	-	-
Total contractual obligations	$27.1	$1.6	$25.5	$-	$-

(1) Assumes a 3.25% interest rate, which is the highest rate possible as of December 31, 2012 on the $70 million revolving credit facility.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2012, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2012, 2011 and 2010 due to these factors. It is anticipated that inflationary pressures during 2013 will be offset through price increases that were implemented in the later part of 2012.

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

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 4.8% of sales for 2012 and 3.3% of sales for 2011.

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

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. At December 31, 2012, approximately $15.6 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

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

Accounting standards not yet adopted

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We are currently assessing the potential impact of the adoption of this amendment on our consolidated financial statements and related disclosures.

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

The following item is market rate sensitive for interest rates for the Company: long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2011 of $23.5 million.

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

We do not have any interest rate management agreements as of December 31, 2012.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2012, 2011, and 2010, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-30 hereof and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited Rocky Brands, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 4, 2013 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 4, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 8, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)	The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Reports of Independent Registered Public Accounting Firm.	F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2 - F-3

Consolidated Statements of Comprehensive Income for the years ended
F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011, and 2010
F-5

December 31, 2012, 2011, and 2010
F-6

December 31, 2012, 2011, and 2010
F-7 - F-23

(2)	The following financial statement schedule for the years ended December 31, 2012, 2011, and 2010 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

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
3.2

Amendment to Company’s Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.3	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the “Registration Statement”)).

4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).

4.4	Amended and Restated Rights Agreement dated as of June 7, 2012, by and between the Company and the Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2012).

10.1	Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.2	Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.3	Indemnification Agreement, dated December 12, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.4	Information concerning Indemnification Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.5	Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.6	Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.7	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.8	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.10	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.11	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.12	Amendment to the Rocky Brands, Inc. Agreement with J. Michael Brooks (dated April 16, 1985), dated December 22, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.13	First Amendment to the Rocky Brands, Inc. 2004 Stock Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14	Employment Agreement, dated June 12, 2008, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.15	Employment Agreement, dated June 12, 2008, between the Company and David Sharp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.16	Employment Agreement, dated June 12, 2008, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.17	Revolving Credit, Guaranty, and Security Agreement, dated October 20, 2010, among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, and Rocky Canada, Inc., as borrowers, and the financial institutions party thereto as lenders, and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.18	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2012 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.19*	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2013.

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.
24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99*	Financial Statement Schedule.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: March 4, 2013	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ David N. Sharp	President and Chief Executive Officer	March 4, 2013
David N. Sharp	and Director (Principal Executive Officer)

/s/ James E. McDonald	Executive Vice President and	March 4, 2013
James E. McDonald	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mike Brooks	Chairman and Director	March 4, 2013
Mike Brooks

* Curtis A. Loveland	Secretary and Director	March 4, 2013
Curtis A. Loveland

* J. Patrick Campbell	Director	March 4, 2013
J. Patrick Campbell

* Glenn E. Corlett	Director	March 4, 2013
Glenn E. Corlett

* Michael L. Finn	Director	March 4, 2013
Michael L. Finn

* G. Courtney Haning	Director	March 4, 2013
G. Courtney Haning

* Harley E. Rouda	Director	March 4, 2013
Harley E. Rouda

* James L. Stewart	Director	March 1, 2013
James L. Stewart

* By: /s/ David N. Sharp
David N. Sharp, Attorney-in-Fact

ROCKY BRANDS, INC.
AND Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2 - F-3

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended

December 31, 2012, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2012, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, 2011 and 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012, and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2013 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 4, 2013

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

CURRENT ASSETS:
Cash and cash equivalents	$4,022,579	$3,650,291
Trade receivables – net	44,555,057	45,008,793
Other receivables	575,984	946,686
Inventories	67,196,245	65,019,048
Income tax receivable	-	1,164,664
Deferred income taxes	1,252,030	1,154,040
Prepaid expenses	2,127,726	2,561,941
Total current assets	119,729,621	119,505,463

FIXED ASSETS – net	24,252,465	23,557,102

IDENTIFIED INTANGIBLES	30,498,802	30,493,107

OTHER ASSETS	363,527	510,293

TOTAL ASSETS	$174,844,415	$174,065,965

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

CURRENT LIABILITIES:
Accounts payable	$9,930,518	$5,696,363
Accrued expenses:
Salaries and wages	592,568	2,310,906
Taxes - other	704,064	609,992
Accrued freight	857,991	633,254
Commissions	711,459	709,201
Income taxes payable	335,210	-
Other	1,162,650	970,806
Total current liabilities	14,294,460	10,930,522

LONG TERM DEBT	23,461,340	35,000,000

DEFERRED LIABILITIES:
Deferred income taxes	11,148,333	10,987,395
Other deferred liabilities	303,406	488,437

TOTAL LIABILITIES	49,207,539	57,406,354

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2012 - 7,503,568 and 2011 - 7,489,995; and additional paid-in capital	69,694,770	69,572,270
Retained earnings	55,942,106	47,087,341

Total shareholders' equity	125,636,876	116,659,611

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$174,844,415	$174,065,965

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010

NET SALES	$228,317,663	$239,599,096	$252,792,263

COST OF GOODS SOLD	148,031,073	151,668,341	163,419,549

GROSS MARGIN	80,286,590	87,930,755	89,372,714

OPERATING EXPENSES
Selling, general and administrative expenses	66,679,761	69,852,696	72,303,259
Pension termination charge	-	5,280,998	-
Total operating expenses	66,679,761	75,133,694	72,303,259

INCOME FROM OPERATIONS	13,606,829	12,797,061	17,069,455

OTHER INCOME AND (EXPENSES):
Interest expense	(650,873)	(979,511)	(6,464,449)
Other - net	131,463	216,914	652,213
Total other - net	(519,410)	(762,597)	(5,812,236)

INCOME BEFORE INCOME TAXES	13,087,419	12,034,464	11,257,219

INCOME TAX EXPENSE	4,232,654	3,727,569	3,573,487

NET INCOME	$8,854,765	$8,306,895	$7,683,732

NET INCOME PER SHARE
Basic	$1.18	$1.11	$1.14
Diluted	$1.18	$1.11	$1.14

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,503,494	7,486,655	6,747,847

Diluted	7,503,494	7,487,196	6,764,190

COMPREHENSIVE INCOME
Net income	$8,854,765	$8,306,895	$7,683,732
Other comprehensive income:
Change in pension liability, net of tax benefits of $1,092,258 and $221,439 for 2011 and 2010, respectively.	-	2,828,989	388,155
TOTAL COMPREHENSIVE INCOME	$8,854,765	$11,135,884	$8,071,887

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE - December 31, 2009	5,576,465	54,598,104	(3,217,144)	31,096,714	83,657,552

YEAR ENDED DECEMBER 31, 2010
Net income				7,683,732	7,683,732
Change in pension liability, net of tax benefit
of $221,439			388,155		388,155
Stock issuance, net of issuance costs	1,800,000	14,105,600			14,105,600
Stock compensation expense	16,072	129,900			129,900
Stock issued and options exercised including
related tax benefits	34,250	218,497			218,497

BALANCE - December 31, 2010	7,426,787	$69,052,101	$(2,828,989)	$38,780,446	$105,003,558

YEAR ENDED DECEMBER 31, 2011
Net income				8,306,895	8,306,895
Termination of pension liability, net of tax
benefits of $1,092,258			2,828,989		2,828,989
Stock compensation expense	12,208	122,500			122,500
Stock issued and options exercised including related tax benefits	51,000	397,669			397,669

BALANCE - December 31, 2011	7,489,995	$69,572,270	$-	$47,087,341	$116,659,611

YEAR ENDED DECEMBER 31, 2012
Comprehensive income				8,854,765	8,854,765
Stock compensation expense	13,573	122,500			122,500

BALANCE - December 31, 2012	7,503,568	$69,694,770	$-	$55,942,106	$125,636,876

See notes to consolidated financial statements.

ROCKY BRANDS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,854,765	$8,306,895	$7,683,732
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	5,897,100	5,659,005	5,638,775
Deferred income taxes	62,948	584,512	339,200
Deferred compensation and pension	-	416,572	(147,655)
(Gain) loss on disposal of fixed assets	(50,949)	53,124	72,545
Stock compensation expense	122,500	122,500	129,900
Write-off of deferred financing costs due to prepayment	-	-	1,503,007
Change in assets and liabilities:
Receivables	824,438	2,549,431	(1,196,709)
Inventories	(2,177,197)	(6,166,492)	(3,432,089)
Income tax receivable	-	(1,164,664)	-
Other current assets	1,598,879	(768,089)	(484,714)
Other assets	146,766	712,419	744,409
Accounts payable	3,769,551	(2,922,410)	1,834,607
Accrued and other liabilities	(1,055,248)	(853,245)	1,370,193
Net cash provided by operating activities	17,993,553	6,529,558	14,055,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,145,390)	(7,559,846)	(4,743,453)
Proceeds from sales of fixed assets	118,398	62,295	28,560
Investment in trademarks and patents	(55,613)	(46,098)	(25,693)
Net cash used in investing activities	(6,082,605)	(7,543,649)	(4,740,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	63,140,815	76,376,444	231,819,597
Repayments of revolving credit facility	(74,679,475)	(74,474,277)	(211,803,555)
Repayments of long-term debt	-	(1,997,985)	(40,511,871)
Debt financing costs	-	-	(577,445)
Issuance of common stock, net of issuance costs	-	-	14,105,600
Proceeds from exercise of stock options	-	371,427	190,620
Tax benefit related to stock options	-	26,242	27,877
Net cash (used in) provided by financing activities	(11,538,660)	301,851	(6,749,177)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	372,288	(712,240)	2,565,438

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,650,291	4,362,531	1,797,093

END OF PERIOD	$4,022,579	$3,650,291	$4,362,531

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of 21 trucks, supported by 3 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer account for more than 10% of consolidated net sales in 2012, 2011 or 2010.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $650,000 and $556,000 at December 31, 2012 and 2011, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of trade receivables - net as of December 31, 2012 and 2011. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $7,118,000, $5,864,000, and $5,069,000 for 2012, 2011 and 2010, respectively.

Revenue Recognition - Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends.

Shipping Costs - In accordance with the accounting standard for “Revenue Recognition,” all shipping costs billed to customers have been included in net sales. Shipping costs associated with those billed to customers and included in selling, general and administrative costs totaled approximately $6,921,000, $6,464,000 and $6,112,000 in 2012, 2011 and 2010, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

Per Share Information - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2012	2011	2010
Basic - weighted average shares outstanding	7,503,494	7,486,655	6,747,847

Dilutive securities - stock options	-	541	16,343

Diluted - weighted average shares outstanding	7,503,494	7,487,196	6,764,190

Anti-Dilutive securities - stock options	10,902	140,027	206,538

Comprehensive Income - Comprehensive income includes changes in equity that result from transactions and economic events from non-core operations. Comprehensive income is composed of two subsets – net income and other comprehensive income.

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

Accounting standards not yet adopted

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We are currently assessing the potential impact of the adoption of this amendment on our consolidated financial statements and related disclosures.

2.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2012	2011

Raw materials	$10,611,641	$8,303,064
Work-in-process	407,262	476,991
Finished goods	56,359,742	56,342,273
Reserve for obsolescence or
lower of cost or market	(182,400)	(103,280)

Total	$67,196,245	$65,019,048

3.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2012	Amount	Amortization	Amount
Trademarks
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,516,402	2,161,178	355,224
Customer Relationships	1,000,000	1,000,000	-
Total Intangibles	$33,659,980	$3,161,178	$30,498,802

	Gross	Accumulated	Carrying
December 31, 2011	Amount	Amortization	Amount
Trademarks
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,460,790	2,111,261	349,529
Customer Relationships	1,000,000	1,000,000	-
Total Intangibles	$33,604,368	$3,111,261	$30,493,107

Amortization expense related to finite-lived intangible assets was approximately $50,000, $48,000 and $47,000 in 2012, 2011 and 2010, respectively. Such amortization expense will be approximately $48,000 per year for 2013 through 2017.

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

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. Our 2012 and 2011 evaluation did not result in the impairment of any of our indefinite lived intangible assets.

4.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2012	2011

Deferred financing costs, net	$248,213	$336,752
Other	115,314	173,541
Total	$363,527	$510,293

5.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2012	2011

Land	$671,035	$671,035
Buildings	17,716,426	17,504,573
Machinery and equipment	32,935,355	30,410,341
Furniture and fixtures	2,472,083	2,465,674
Lasts, dies and patterns	10,019,986	9,581,520
Construction work-in-progress	1,001,880	1,926,973

Total	64,816,765	62,560,116

Less - accumulated depreciation	(40,564,300)	(39,003,014)

Net Fixed Assets	$24,252,465	$23,557,102

We incurred approximately $5,847,000, $5,609,000 and $5,583,000 in depreciation expense for 2012, 2011 and 2010, respectively.

6.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

At December 31, 2012 and 2011, we had $23,461,340 and $35,000,000 outstanding under this facility. None of this facility was deemed to be current at December 31, 2012 or 2011.

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

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2012, we had $23.4 million in borrowings under this facility and total capacity of $68.6 million.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2012, there was no triggering event and the covenant was not in effect. Our credit facility places a restriction on the amount of dividends that may be paid. No cash dividends were paid in 2012, 2011 or 2010.

Our revolving credit facility matures in 2015. We have no other long-term debt maturities.

7.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $1,067,000, $1,583,000 and $2,015,000 in rent expense under operating lease arrangements for 2012, 2011 and 2010, respectively.

Future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ended December 31:

2013	$685,000
2014	454,000
2015	23,000
2016	5,000
2017	5,000

Total	$1,172,000

8.	FINANCIAL INSTRUMENTS

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

The only asset or liability measured at fair value on a recurring basis by the Company at December 31, 2012 and 2011 was cash and cash equivalents of $4,022,579 and $3,650,291, respectively. Cash and cash equivalents are considered to be Level 1.

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

A breakdown of our income tax expense is as follows:

	Years Ended December 31,
	2012	2011	2010
Federal:
Current	$3,946,096	$2,585,271	$2,854,818
Deferred	307,639	366,042	236,444
Total Federal	4,253,735	2,951,313	3,091,262

State & local:
Current	26,073	259,034	103,993
Deferred	(242,227)	230,018	115,386
Total State & local	(216,154)	489,052	219,379

Foreign
Current	197,538	298,752	275,476
Deferred	(2,465)	(11,548)	(12,630)
Total Foreign	195,073	287,204	262,846

Total	$4,232,654	$3,727,569	$3,573,487

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2012	2011	2010
Expected expense at statutory rate	$4,523,826	$4,170,152	$3,924,136

Increase (decrease) in income taxes resulting from:

Exempt income from Dominican Republic
operations due to tax holiday	(1,180,971)	(1,237,418)	(1,034,742)
Tax on repatriated earnings from Dominican
Republic operations	879,884	472,863	465,992
Impact of Canadian deemed dividend	57,847	43,389	164,956
State and local income taxes	(203,178)	327,741	142,596
Section 199 manufacturing deduction	(62,704)	(103,918)	(91,327)
Meals and entertainment	59,092	65,506	70,236
Nondeductible penalties	4,614	84	1,990
Provision to return filing adjustments and other	154,244	(10,830)	(70,350)
Total	$4,232,654	$3,727,569	$3,573,487

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2012 and 2011 consist of the following:

	December 31,
	2012	2011
Deferred tax assets:
Asset valuation allowances and accrued expenses	$1,009,659	$959,464
Inventories	653,931	631,192
State and local income taxes	355,949	440,728
Pension and deferred compensation	94,568	94,325
Net operating losses	521,567	510,097
Total deferred tax assets	2,635,674	2,635,806
Valuation allowances	(513,527)	(507,211)
Total deferred tax assets	2,122,147	2,128,595

Deferred tax liabilities:
Fixed assets	(393,106)	(208,435)
Intangible assets	(10,875,800)	(10,792,180)
Other assets	(370,273)	(582,064)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)
Total deferred tax liabilities	(12,018,450)	(11,961,950)

Net deferred tax liability	$(9,896,303)	$(9,833,355)

Deferred income taxes - current	$1,252,030	$1,154,040
Deferred income taxes - non-current	(11,148,333)	(10,987,395)
	$(9,896,303)	$(9,833,355)

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

As of December 31, 2012, we had approximately $15,569,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. If the Five Star undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $5,450,000.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2009. State jurisdictions that remain subject to examination range from 2008 to 2011. Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2006 to 2011.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2012 no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

The funded status of the Company’s plan and reconciliation of accrued pension cost at December 31, 2011 is presented below (information with respect to benefit obligations and plan assets are as of December 31):

December 31,
2011
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$11,548,148
Service cost	123,360
Interest cost	625,322
Change in discount rate	-
Curtailment decrease	-
Actuarial (gain)/loss	296,751
Benefits paid	(12,593,581)
Projected benefit obligation at end of year	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$8,028,855
Employer contributions	5,038,632
Actual return on plan assets	(473,906)
Benefits paid	(12,593,581)
Fair value of plan assets at end of year	$-

Net pension cost of our plan is as follows:

	2011	2010
Service cost	$123,360	$79,909
Interest cost	625,322	646,708
Expected return on assets	(626,365)	(532,218)
Amortization of unrecognized net loss	219,050	287,413
Amortization of unrecognized transition obligation	-	-
Amortization of unrecognized prior service cost	75,205	72,392
Net periodic pension cost	$416,572	$554,204

We also sponsor a 401(k) savings plan for substantially all of our employees. We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee. This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees. Our contributions to the 401(k) plan were approximately $0.9 million in 2012, $1.0 million in 2011 and $1.0 million in 2010.

11.	COMMITMENTS AND CONTINGENCIES

We are, from time to time, a party to litigation which arises in the normal course of business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of such proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.

12.	CAPITAL STOCK AND STOCK BASED COMPENSATION

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2012 and 2011, respectively.

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

On October 11, 1995, we adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to 400,000 common shares. In May 1998, we adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares. In addition in May 2002, our shareholders approved the issuance of a total of 400,000 additional common shares of our stock under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to us are eligible to receive options under the Plans. On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of December 31, 2012, the Company is authorized to issue 334,250 options under the 2004 Stock Incentive Plan; no options can be granted under the amended and restated 1995 Stock Option Plan.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years.

The following summarizes stock option transactions from January 1, 2011 through December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	232,000	$19.95
Issued	-	$-
Exercised	(51,000)	$7.28
Forfeited	(81,000)	$26.25
Outstanding at December 31, 2011	100,000	$21.31	0.4	$-

Options exercisable at December 31, 2011	100,000	$21.31	0.4	$-

Unvested options at December 31, 2011	-	$-	-	$-

Outstanding at December 31, 2011	100,000	$21.31
Issued	-	$-
Exercised	-	$-
Forfeited	(90,000)	$20.97
Outstanding at December 31, 2012	10,000	$24.36	1.0	$-

Options exercisable at December 31, 2012	10,000	$24.36	1.0	$-

Unvested options at December 31, 2012	-	$-	-	$-

There were no options granted during the years 2012, 2011 or 2010.

During the years ended December 31, 2012, 2011 and 2010, a total of zero, 51,000 and 34,250 options were exercised with an intrinsic value of approximately zero, $0.1 million and $0.2 million, respectively. During the years ended December 31, 2012, 2011 and 2010, there were no options issued. During the year ended December 31, 2012, a total of 90,000 options were forfeited with a fair value of approximately $0.8 million. No options vested during the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, there were no options unvested. For the years ended December 31, 2012 and 2011, there was no compensation expense related to stock option grants.

During the year ended December 31, 2012, we issued 13,573 shares of common stock to members of our Board of Directors. We recorded compensation expense of $122,500, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2012	2011	2010
Interest paid	$718,117	$1,037,301	$4,824,238

Federal, state and local income taxes paid - net of refunds	$2,671,990	$4,690,479	$2,810,434

Capitalized interest	$-	$1,394	$8,330

Fixed asset purchases in accounts payable	$618,774	$154,170	$560,248

14.	SEGMENT INFORMATION

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

In July 2009, we were awarded a $29.0 million blanket purchase order from the GSA to produce footwear for the U.S. Military. During 2012, we made limited shipments under this contract. Recently, we received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. The first year of the contract includes a minimum purchase amount of $3.0 million and a maximum of $15.0 million. Shipment of the boots is expected to begin in March 2013. The contract includes an option for four additional years with the same terms.

The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	Years Ended December 31,
	2012	2011	2010
NET SALES:
Wholesale	$186,000,531	$192,554,089	$188,268,830
Retail	41,284,731	44,812,808	47,476,715
Military	1,032,401	2,232,199	17,046,718
Total Net Sales	$228,317,663	$239,599,096	$252,792,263

GROSS MARGIN:
Wholesale	$60,767,856	$66,936,863	$65,470,287
Retail	19,475,431	20,695,454	21,785,077
Military	43,303	298,438	2,117,350
Total Gross Margin	$80,286,590	$87,930,755	$89,372,714

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group:

	2012	% of Sales	2011	% of Sales	2010	% of Sales
Work footwear	$116,504,833	51.0%	$121,731,462	50.8%	$133,970,454	53.0%
Outdoor footwear	22,387,493	9.8%	26,960,781	11.3%	26,066,047	10.3%
Western footwear	29,998,191	13.1%	25,094,929	10.5%	30,707,353	12.1%
Duty and commercial
military footwear	35,023,601	15.3%	34,278,075	14.3%	22,190,068	8.8%
Lifestyle footwear	10,162,700	4.5%	7,276,053	3.0%	178,472	0.1%
Apparel	9,651,847	4.2%	12,954,362	5.4%	11,529,989	4.6%
Other	3,556,597	1.6%	9,071,235	4.0%	11,103,162	4.4%
Military footwear	1,032,401	0.5%	2,232,199	0.9%	17,046,718	6.7%

	$228,317,663	100%	$239,599,096	100%	$252,792,263	100%

Net sales to foreign countries, primarily Canada, represented approximately 3.9% of net sales in 2012, 4.1% of net sales in 2011 and 3.1% of net sales in 2010.

15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total Year
2012
Net sales	$53,325,918	$44,408,358	$72,539,400	$58,043,987		$228,317,663
Gross margin	18,022,081	15,351,627	26,182,580	20,730,302		80,286,590
Net income	720,687	218,564	5,367,437	2,548,077		8,854,765

Net income per common share:
Basic	$0.10	$0.03	$0.72	$0.34		$1.18
Diluted	$0.10	$0.03	$0.72	$0.34		$1.18

2011
Net sales	$52,306,275	$52,282,632	$71,020,546	$63,989,643		$239,599,096
Gross margin	19,265,945	20,617,328	25,590,157	$22,457,325	(a)	87,930,755
Net income	541,616	2,279,700	5,212,267	$273,312	(b)	8,306,895

Net income per common share:
Basic	$0.07	$0.30	$0.70	$0.04		$1.11
Diluted	$0.07	$0.30	$0.70	$0.04		$1.11

No cash dividends were paid during 2012 or 2011.

(a) Includes a retail inventory adjustment that reduced gross margin by $0.8 million

(b) Includes pension termination charges of approximately $3,653,000 or $0.49 per share, net of tax benefits.

