Form 10-K/A
period 2012-12-31
ROCKY BRANDS, INC.
filed 2013-03-05
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Rocky Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 4, 2013 (the “Form 10-K”), is solely to furnish an updated Exhibit 23 to incorporate the electronic signature and to furnish an Exhibit 24 to the Form 10-K consisting of the powers of attorney.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

23	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

___________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: March 5, 2013	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.