Form 10-Q
period 2013-03-31
ROCKY BRANDS, INC.
filed 2013-04-25
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

As of April 19, 2013, 7,516,448 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2013 and 2012 (Unaudited), and December 31, 2012	3

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2013 and 2012	6 –12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURE		20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012	March 31, 2012
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$1,865,887	$4,022,579	$2,424,864
Trade receivables – net	42,329,436	44,555,057	38,587,112
Other receivables	461,297	575,984	783,349
Inventories	68,258,101	67,196,245	64,113,346
Income tax receivable	1,077,092	-	947,575
Deferred income taxes	1,252,030	1,252,030	1,154,040
Prepaid expenses	2,903,410	2,127,726	2,842,105
Total current assets	118,147,253	119,729,621	110,852,391

FIXED ASSETS – net	24,465,470	24,252,465	24,572,535
IDENTIFIED INTANGIBLES	30,490,800	30,498,802	30,498,545
OTHER ASSETS	328,242	363,527	468,692
TOTAL ASSETS	$173,431,765	$174,844,415	$166,392,163

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$11,426,322	$9,930,518	$12,643,640
Accrued expenses:
Salaries and wages	771,501	592,568	765,143
Taxes - other	633,200	704,064	481,847
Accrued freight	699,073	857,991	463,325
Commissions	325,061	711,459	490,331
Income taxes payable	-	335,210	-
Other	1,222,878	1,162,650	1,056,597
Total current liabilities	15,078,035	14,294,460	15,900,883

LONG TERM DEBT	20,252,298	23,461,340	21,512,650
DEFERRED INCOME TAXES	11,148,333	11,148,333	10,987,395
DEFERRED LIABILITIES	255,906	303,406	488,437
TOTAL LIABILITIES	46,734,572	49,207,539	48,889,365

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2013 - 7,516,448; December 31, 2012 - 7,503,568 and March 31, 2012 - 7,503,568	69,862,770	69,694,770	69,694,770
Retained earnings	56,834,423	55,942,106	47,808,028
Total shareholders' equity	126,697,193	125,636,876	117,502,798
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,431,765	$174,844,415	$166,392,163

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
NET SALES	$53,715,476	$53,325,918

COST OF GOODS SOLD	35,044,706	35,303,837

GROSS MARGIN	18,670,770	18,022,081

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,164,182	16,742,058

INCOME FROM OPERATIONS	1,506,588	1,280,023

OTHER INCOME AND (EXPENSES):
Interest expense, net	(129,558)	(144,347)
Other – net	(4,934)	(8,989)
Total other - net	(134,492)	(153,336)

INCOME BEFORE INCOME TAXES	1,372,096	1,126,687

INCOME TAX EXPENSE	480,000	406,000

COMPREHENSIVE INCOME	$892,096	$720,687

NET INCOME PER SHARE
Basic	$0.12	$0.10
Diluted	$0.12	$0.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,516,162	7,503,270
Diluted	7,516,162	7,503,270

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$892,096	$720,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,532,135	1,344,368
Gain on disposal of fixed assets	(10,046)	(16,844)
Stock compensation expense	168,000	122,500
Change in assets and liabilities
Receivables	2,340,308	6,585,018
Inventories	(1,061,856)	905,702
Other current assets	(1,852,776)	(63,075)
Other assets	35,506	41,601
Accounts payable	1,709,723	6,631,539
Accrued and other liabilities	(759,729)	(1,976,916)

Net cash provided by operating activities	2,993,361	14,294,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,949,812)	(2,038,016)
Investment in trademarks and patents	(4,901)	(17,782)
Proceeds from sale of fixed assets	13,702	23,141

Net cash used in investing activities	(1,941,011)	(2,032,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	12,535,958	9,977,125
Repayments of revolving credit facility	(15,745,000)	(23,464,475)

Net cash used in financing activities	(3,209,042)	(13,487,350)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,156,692)	(1,225,427)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,022,579	3,650,291

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,865,887	$2,424,864

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $697,000, $650,000 and $466,000 at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
	2013	2012	2012
	(Unaudited)		(Unaudited)

Raw materials	$13,363,226	$10,611,641	$10,998,966
Work-in-process	663,388	407,262	628,803
Finished goods	54,341,967	56,359,742	52,601,357
Reserve for obsolescence or lower of cost or market	(110,480)	(182,400)	(115,780)

Total	$68,258,101	$67,196,245	$64,113,346

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012

Interest	$130,957	$177,125

Federal, state and local income taxes, net of refunds	$1,872,280	$165,910

Fixed asset purchases in accounts payable	$404,855	$469,908

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2013 and 2012 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012

Weighted average shares outstanding	7,516,162	7,503,270

Dilutive stock options	-	-

Dilutive weighted average shares outstanding	7,516,162	7,503,270

Anti-dilutive stock options/weighted average shares outstanding	9,322	13,626

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

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

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of March 31, 2013, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 35% and 36% for the three months ended March 31, 2013 and 2012, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2013 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,521,304	2,174,082	347,222
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,664,882	$3,174,082	$30,490,800

	Gross	Accumulated	Carrying
December 31, 2012	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,516,402	2,161,178	355,224
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,659,980	$3,161,178	$30,498,802

	Gross	Accumulated	Carrying
March 31, 2012 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,478,571	2,123,604	354,967
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,622,149	$3,123,604	$30,498,545

Amortization expense for intangible assets was $12,903 and $12,343 for the three months ended March 31, 2013 and 2012, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2014	$50,584
2015	50,009
2016	47,235
2017	42,667
2018	36,523

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of March 31, 2013, we were authorized to issue approximately 321,370 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2013 through March 31, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2013	10,000	$24.36
Issued	-	-
Exercised	-	-
Forfeited	(1,000)	$24.36

Options outstanding at March 31, 2013	9,000	$24.36

Options exercisable at:
January 1, 2013	10,000	$24.36
March 31, 2013	9,000	$24.36

Unvested options at March 31, 2013	-

During the three month period ended March 31, 2013, we issued 12,880 shares of common stock to members of our Board of Directors. We recorded compensation expense of $168,000, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, mail order catalogs, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Retail includes all sales from our consumer websites, stores and all sales in our Lehigh division, which includes sales via shoemobiles to individual customers. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
NET SALES:
Wholesale	$41,998,417	$42,368,412
Retail	10,837,645	10,496,171
Military	879,414	461,335
Total Net Sales	$53,715,476	$53,325,918

GROSS MARGIN:
Wholesale	$13,569,861	$12,932,839
Retail	4,979,400	5,071,602
Military	121,509	17,640
Total Gross Margin	$18,670,770	$18,022,081

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At March 31, 2013, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2013, we had $20.3 million in borrowings under this facility and total capacity of $65.2 million.

12.	FINANCIAL INSTRUMENTS

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

The only asset or liability measured at fair value on a recurring basis by the Company at March 31, 2013, December 31, 2012 and March 31, 2012 was cash and cash equivalents of $1,865,887, $4,022,579 and $2,424,864, respectively. Cash and cash equivalents are considered to be Level 1.

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

	Three Months Ended
	March 31,
	2013	2012
Net Sales	100.0%	100.0%
Cost Of Goods Sold	65.2%	66.2%
Gross Margin	34.8%	33.8%

Selling, General and Administrative Expenses	32.0%	31.4%

Income From Operations	2.8%	2.4%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales. Net sales for the three months ended March 31, 2013 were $53.7 million compared to $53.3 million for the same period in 2012. Wholesale sales for the three months ended March 31, 2013 were $42.0 million compared to $42.4 million for the same period in 2012. The $0.4 million decrease in wholesale sales was the result of a $1.7 million decrease in our commercial footwear category and a $1.3 million decrease in our work footwear category, which was partially offset by a $1.9 million increase in our western footwear category and a $0.6 million increase in our lifestyle footwear category. During first quarter of 2013, we began shipping to Tractor Supply under an agreement to produce boots under their trade name C.E. Schmidt. During the first quarter of 2013, we had sales of $2.3 million under this agreement that is included in the work footwear category. Retail sales for the three months ended March 31, 2013 were $10.8 million compared to $10.5 million for the same period in 2012. Military segment sales for the three months ended March 31, 2013, were $0.9 million, compared to $0.4 million in the same period in 2012. Recently, we received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the three months ended March 31, 2013 was $18.7 million, or 34.8% of net sales, compared to $18.0 million, or 33.8% of net sales, in the same period last year. Wholesale gross margin for the three months ended March 31, 2013 was $13.6 million, or 32.3% of net sales, compared to $12.9 million, or 30.5% of net sales, in the same period last year. The 180 basis point increase was primarily the result of improved manufacturing efficiencies. The Retail gross margin for the three months ended March 31, 2013 was $5.0 million, or 45.9% of net sales, compared to $5.1 million, or 48.3% of net sales, for the same period in 2012. The 240 basis point decrease was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the three months ended March 31, 2013 was $0.1 million, or 13.8% of net sales, compared to less than $0.1 million, or 3.8% of net sales, for the same period in 2012.

SG&A expenses. SG&A expenses were $17.2 million, or 32.0% of net sales, for the three months ended March 31, 2013, compared to $16.7 million, or 31.4% of net sales for the same period in 2012. The net change primarily reflected increased freight costs of $0.5 million.

Interest expense. Interest expense was $0.1 million in the three months ended March 31, 2013, compared to $0.1 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended March 31, 2013 was $0.5 million, compared to $0.4 million for the same period a year ago. We provided for income taxes at effective tax rates of 35% in 2013 and 36% in 2012. The estimated effective tax rate for 2013 is lower than the estimated rate for 2012 as we are anticipating making additional permanent capital investment in our operations in the Dominican Republic, which will reduce the amount of dividends that we need to provide for U.S. income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $1.9 million for the first three months of 2013, compared to $2.0 million for the same period in 2012. Total capital expenditures for 2013 are anticipated to be approximately $7.6 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At March 31, 2013, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2013, we had $20.3 million in borrowings under this facility and total capacity of $65.2 million.

We believe that our existing credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Operating Activities. Cash provided by operating activities totaled $3.0 million for the three months ended March 31, 2013, compared to $14.3 million in the same period of 2012. Cash provided by operating activities for the three months ended March 31, 2013 was primarily impacted by decreases in accounts receivable and increases in accounts payable, partially offset by increases in inventory and other current assets, primarily income tax receivables. Cash provided by operating activities for the three months ended March 31, 2012 was primarily impacted by decreases in accounts receivable, increases in accounts payable and decreases in inventory, partially offset by decreases in accrued expenses.

Investing Activities. Cash used in investing activities was $1.9 million for the three months ended March 31, 2013, compared to $2.0 million in the same period of 2012. Cash used in investing activities reflects an investment in property, plant and equipment of $1.9 million in 2013 and $2.0 million in 2012. Our 2013 and 2012 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2013 was $3.2 million and was entirely related to a net reduction under the revolving credit facility. Cash used in financing activities for the three months ended March 31, 2012 was $13.5 million and was entirely related to a net reduction under the revolving credit facility.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2012.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSRES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101+	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: April 25, 2013	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

