Form 10-Q
period 2013-06-30
ROCKY BRANDS, INC.
filed 2013-07-29
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, 7,516,448 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets June 30, 2013 and 2012 (Unaudited), and December 31, 2012	3

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2013 and 2012	6 –13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURE		22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012	June 30, 2012
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,855,524	$4,022,579	$1,850,905
Trade receivables – net	46,429,928	44,555,057	36,729,487
Other receivables	496,669	575,984	760,596
Inventories	81,159,941	67,196,245	74,048,921
Income tax receivable	270,878	-	933,293
Deferred income taxes	1,252,030	1,252,030	1,154,040
Prepaid expenses	2,862,360	2,127,726	2,240,461
Total current assets	135,327,330	119,729,621	117,717,703
FIXED ASSETS – net	24,418,143	24,252,465	24,822,919
IDENTIFIED INTANGIBLES	30,503,659	30,498,802	30,490,861
OTHER ASSETS	330,743	363,527	436,525
TOTAL ASSETS	$190,579,875	$174,844,415	$173,468,008

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$15,252,448	$9,930,518	$10,740,705
Accrued expenses:
Salaries and wages	1,157,593	592,568	1,122,898
Taxes - other	793,439	704,064	595,214
Accrued freight	652,695	857,991	511,152
Commissions	584,890	711,459	457,214
Income taxes payable	-	335,210	-
Other	1,577,503	1,162,650	933,674
Total current liabilities	20,018,568	14,294,460	14,360,857

LONG TERM DEBT	31,438,173	23,461,340	29,909,957
DEFERRED INCOME TAXES	11,148,333	11,148,333	10,987,395
DEFERRED LIABILITIES	255,906	303,406	488,437
TOTAL LIABILITIES	62,860,980	49,207,539	55,746,646
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2013 - 7,516,448; December 31, 2012 - 7,503,568 and June 30, 2012 - 7,503,568	69,862,770	69,694,770	69,694,770
Retained earnings	57,856,125	55,942,106	48,026,592
Total shareholders' equity	127,718,895	125,636,876	117,721,362
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$190,579,875	$174,844,415	$173,468,008

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET SALES	$59,419,751	$44,408,358	$113,135,227	$97,734,276

COST OF GOODS SOLD	39,109,264	29,056,731	74,153,970	64,360,568

GROSS MARGIN	20,310,487	15,351,627	38,981,257	33,373,708

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,441,736	14,893,727	34,605,918	31,635,785

INCOME FROM OPERATIONS	2,868,751	457,900	4,375,339	1,737,923

OTHER INCOME AND (EXPENSES):
Interest expense, net	(147,194)	(130,606)	(276,752)	(274,953)
Other – net	4,723	13,270	(211)	4,281
Total other - net	(142,471)	(117,336)	(276,963)	(270,672)

INCOME BEFORE INCOME TAXES	2,726,280	340,564	4,098,376	1,467,251

INCOME TAX EXPENSE	954,000	122,000	1,434,000	528,000

COMPREHENSIVE INCOME	$1,772,280	$218,564	$2,664,376	$939,251

NET INCOME PER SHARE
Basic	$0.24	$0.03	$0.35	$0.13
Diluted	$0.24	$0.03	$0.35	$0.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,516,448	7,503,568	7,516,306	7,503,419
Diluted	7,516,448	7,503,568	7,516,306	7,503,419

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,664,376	$939,251
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,129,940	2,822,201
Loss (gain) on disposal of fixed assets	10,714	(57,503)
Stock compensation expense	168,000	122,500
Change in assets and liabilities
Receivables	(1,795,556)	8,465,396
Inventories	(13,963,696)	(9,029,873)
Other current assets	(1,005,512)	552,851
Other assets	32,784	73,768
Accounts payable	5,658,892	4,990,781
Accrued and other liabilities	354,678	(1,614,007)

Net cash (used in) provided by operating activities	(4,745,380)	7,265,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,654,890)	(4,051,981)
Investment in trademarks and patents	(31,062)	(22,547)
Proceeds from sale of fixed assets	37,801	99,820

Net cash used in investing activities	(3,648,151)	(3,974,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	36,896,833	30,019,432
Repayments of revolving credit facility	(28,920,000)	(35,109,475)
Dividends paid on common stock	(750,357)	-

Net cash provided by (used in) financing activities	7,226,476	(5,090,043)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,167,055)	(1,799,386)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	4,022,579	3,650,291

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,855,524	$1,850,905

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $820,000, $650,000 and $519,000 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
	2013	2012	2012
	(Unaudited)		(Unaudited)

Raw materials	$15,478,537	$10,611,641	$12,792,812
Work-in-process	1,010,923	407,262	993,791
Finished goods	64,787,021	56,359,742	60,371,168
Reserve for obsolescence or lower of cost or market	(116,540)	(182,400)	(108,850)

Total	$81,159,941	$67,196,245	$74,048,921

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012

Interest	$269,953	$319,432

Federal, state and local income taxes, net of refunds	$2,020,008	$273,766

Fixed asset purchases in accounts payable	$281,812	$207,731

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2013 and 2012 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average shares outstanding	7,516,448	7,503,568	7,516,306	7,503,419

Dilutive stock options	-	-	-	-

Dilutive weighted average shares outstanding	7,516,448	7,503,568	7,516,306	7,503,419

Anti-dilutive stock options/weighted average shares outstanding	9,000	10,000	9,160	11,813

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

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

Accounting standards not yet adopted

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. We are currently assessing the potential impact of the adoption of this update on our consolidated financial statements.

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

Our policy is to accrue interest and penalties on any uncertain tax positions as a component of income tax expense. As of June 30, 2013, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 35% and 36% for the three and six months ended June 30, 2013 and 2012, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2013 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,547,465	2,187,384	360,081
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,691,043	$3,187,384	$30,503,659

	Gross	Accumulated	Carrying
December 31, 2012	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,516,402	2,161,178	355,224
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,659,980	$3,161,178	$30,498,802

	Gross	Accumulated	Carrying
June 30, 2012 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,483,337	2,136,054	347,283
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,626,915	$3,136,054	$30,490,861

Amortization expense for intangible assets was $13,302 and $12,450 for the three months ended June 30, 2013 and 2012, respectively and $26,205 and $24,793 for the six months ended June 30, 2013 and 2012, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2014	$52,328
2015	51,753
2016	48,979
2017	44,411
2018	38,267

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of June 30, 2013, we were authorized to issue approximately 321,370 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2013 through June 30, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2013	10,000	$24.36
Issued	-	-
Exercised	-	-
Forfeited	(1,000)	$24.36
Options outstanding at June 30, 2013	9,000	$24.36

Options exercisable at:
January 1, 2013	10,000	$24.36
June 30, 2013	9,000	$24.36

Unvested options at June 30, 2013	-

During the six month period ended June 30, 2013, we issued 12,880 shares of common stock to members of our Board of Directors. We recorded compensation expense of $168,000, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

In the second quarter of 2013, we declared a dividend on our common stock of $0.10 per share with a record date of May 28, 2013 and payable on June 11, 2013. The $750,356 dividend paid is reflected as a reduction to retained earnings in the Condensed Consolidated Balance Sheet.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET SALES:
Wholesale	$45,839,745	$34,697,580	$87,838,162	$77,065,992
Retail	9,776,433	9,139,712	20,614,078	19,635,883
Military	3,803,573	571,066	4,682,987	1,032,401
Total Net Sales	$59,419,751	$44,408,358	$113,135,227	$97,734,276

GROSS MARGIN:
Wholesale	$15,198,460	$11,058,323	$28,768,321	$23,991,162
Retail	4,581,459	4,267,641	9,560,859	9,339,243
Military	530,568	25,663	652,077	43,303
Total Gross Margin	$20,310,487	$15,351,627	$38,981,257	$33,373,708

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At June 30, 2013, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2013, we had total capacity under this facility of $70.0 million of which we had borrowings of $31.4 million.

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

Level 2: Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data bycorrelation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The only asset or liability measured at fair value on a recurring basis by the Company at June 30, 2013, December 31, 2012 and June 30, 2012 was cash and cash equivalents of $2,855,524, $4,022,579 and $1,850,905, respectively. Cash and cash equivalents are considered to be Level 1.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	65.8%	65.4%	65.5%	65.9%
Gross Margin	34.2%	34.6%	34.5%	34.1%

Selling, General and Administrative Expenses	29.4%	33.5%	30.6%	32.4%

Income From Operations	4.8%	1.1%	3.9%	1.7%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net sales. Net sales for the three months ended June 30, 2013 were $59.4 million compared to $44.4 million for the same period in 2012. Wholesale sales for the three months ended June 30, 2013 were $45.8 million compared to $34.7 million for the same period in 2012. The $11.1 million increase in wholesale sales was the result of an increase from all footwear and apparel categories, primarily led by a $5.4 million increase in our work footwear category, a $2.7 million increase in our western footwear category and a $1.0 million increase in our lifestyle footwear category. During first quarter of 2013, we began shipping to Tractor Supply under an agreement to produce boots under their trade name C.E. Schmidt. During the second quarter of 2013, we had sales of $3.5 million under this agreement that is included in the work footwear category. In addition, in the second quarter of 2012, severe storms knocked out power to our distribution center in Logan, OH. As a result, approximately $2.5 million of sales shifted from the second quarter of 2012 into the third quarter of 2012. Retail sales for the three months ended June 30, 2013 were $9.8 million compared to $9.1 million for the same period in 2012. The $0.7 million increase is primarily driven by a significant gain in our business-to-consumer e-commerce sales. Military segment sales for the three months ended June 30, 2013, were $3.8 million, compared to $0.6 million in the same period in 2012. We recently received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the three months ended June 30, 2013 was $20.3 million, or 34.2% of net sales, compared to $15.4 million, or 34.6% of net sales, in the same period last year. Wholesale gross margin for the three months ended June 30, 2013 was $15.2 million, or 33.2% of net sales, compared to $11.1 million, or 31.9% of net sales, in the same period last year. The 130 basis point increase was primarily the result of improved manufacturing efficiencies. The Retail gross margin for the three months ended June 30, 2013 was $4.6 million, or 46.9% of net sales, compared to $4.3 million, or 46.7% of net sales, for the same period in 2012. Military gross margin for the three months ended June 30, 2013 was $0.5 million, or 13.9% of net sales, compared to less than $0.1 million, or 4.5% of net sales, for the same period in 2012.

SG&A expenses. SG&A expenses were $17.4 million, or 29.4% of net sales, for the three months ended June 30, 2013, compared to $14.9 million, or 33.5% of net sales for the same period in 2012. The $2.5 million increase primarily reflected increased advertising expenses of $1.0 million as well as increased selling costs of $0.7 million, higher distribution costs of $0.1 million and increased freight expenses of $0.3 million associated with the additional sales during the quarter.

Interest expense. Interest expense was $0.1 million in the three months ended June 30, 2013, compared to $0.1 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended June 30, 2013 was $1.0 million, compared to $0.1 million for the same period a year ago. We provided for income taxes at effective tax rates of 35% in 2013 and 36% in 2012. The estimated effective tax rate for 2013 is lower than the estimated rate for 2012 as we are anticipating making additional permanent capital investment in our operations in the Dominican Republic, which will reduce the amount of dividends that we need to provide for U.S. income taxes.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net sales. Net sales for the six months ended June 30, 2013 were $113.1 million compared to $97.7 million for the same period in 2012. Wholesale sales for the six months ended June 30, 2013 were $87.8 million compared to $77.1 million for the same period in 2012. The $10.7 million increase in wholesale sales was the result of an increase from most of our footwear and apparel categories, primarily led by a $4.5 million increase in our western footwear category, a $4.0 million increase in our work footwear category, a $1.6 million increase in our lifestyle footwear category and a $1.5 million increase in our apparel sales, which was partially offset by a $1.3 million decline in our commercial military footwear category. During first quarter of 2013, we began shipping to Tractor Supply under an agreement to produce boots under their trade name C.E. Schmidt. During the first six months of 2013, we had sales of $5.8 million under this agreement that is included in the work footwear category. In addition, in the second quarter of 2012, severe storms knocked out power to our distribution center in Logan, OH. As a result, approximately $2.5 million of sales shifted from the second quarter of 2012 into the third quarter of 2012. Retail sales for the six months ended June 30, 2013 were $20.6 million compared to $19.6 million for the same period in 2012. The $1.0 million increase in retail sales was primarily driven by a significant gain in our business-to-consumer e-commerce sales. Military segment sales for the six months ended June 30, 2013, were $4.7 million, compared to $1.0 million in the same period in 2012. We recently received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the six months ended June 30, 2013 was $39.0 million, or 34.5% of net sales, compared to $33.4 million, or 34.1% of net sales, in the same period last year. Wholesale gross margin for the six months ended June 30, 2013 was $28.8 million, or 32.8% of net sales, compared to $24.0 million, or 31.1% of net sales, in the same period last year. The 170 basis point increase was primarily the result of improved manufacturing efficiencies. The Retail gross margin for the six months ended June 30, 2013 was $9.6 million, or 46.4% of net sales, compared to $9.3 million, or 47.6% of net sales, for the same period in 2012. The 120 basis point decrease was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the six months ended June 30, 2013 was $0.7 million, or 13.9% of net sales, compared to less than $0.1 million, or 4.2% of net sales, for the same period in 2012.

SG&A expenses. SG&A expenses were $34.6 million, or 30.6% of net sales, for the six months ended June 30, 2013, compared to $31.6 million, or 32.4% of net sales for the same period in 2012. The net change primarily reflected increased advertising expenses of $1.1 million and higher freight costs of $0.8 million, partially offset by lower compensation and benefits costs of $0.4 million.

Interest expense. Interest expense was $0.3 million in the six months ended June 30, 2013, compared to $0.3 million for the same period in the prior year.

Income taxes. Income tax expense for the six months ended June 30, 2013 was $1.4 million, compared to $0.5 million for the same period a year ago. We provided for income taxes at effective tax rates of 35% in 2013 and 36% in 2012. The estimated effective tax rate for 2013 is lower than the estimated rate for 2012 as we are anticipating making additional permanent capital investment in our operations in the Dominican Republic, which will reduce the amount of dividends that we need to provide for U.S. income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $3.7 million for the first six months of 2013, compared to $4.1 million for the same period in 2012. Total capital expenditures for 2013 are anticipated to be approximately $7.6 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At June 30, 2013, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2013, we had total capacity under this facility of $70.0 million of which we had borrowings of $31.4 million.

We believe that our existing credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Operating Activities. Cash used in operating activities totaled $4.7 million for the six months ended June 30, 2013, compared to cash provided by operating activities of $7.3 million in the same period of 2012. Cash used in operating activities for the six months ended June 30, 2013 was primarily impacted by increases in inventory and accounts receivable, partially offset by increases in accounts payable. Cash provided by operating activities for the six months ended June 30, 2012 was primarily impacted by decreases in accounts receivable and increases in accounts payable, partially offset by increases in inventory.

Investing Activities. Cash used in investing activities was $3.6 million for the six months ended June 30, 2013, compared to $4.0 million in the same period of 2012. Cash used in investing activities reflects an investment in property, plant and equipment of $3.7 million in 2013 and $4.1 million in 2012. Our 2013 and 2012 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2013 was $7.2 million and was primarily related to a net increase under the revolving credit facility of $8.0 million, partially offset by the payment $0.8 million of dividends on common stock. Cash used in financing activities for the six months ended June 30, 2012 was $5.1 million and entirely reflected a net reduction under the revolving credit facility.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSRES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101+	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: July 29, 2013	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

