Form 10-Q
period 2013-09-30
ROCKY BRANDS, INC.
filed 2013-11-06
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 7,516,448 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2013 and 2012 (Unaudited), and December 31, 2012	3

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2013 and 2012	6 –13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURE		22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012	September 30, 2012
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,580,425	$4,022,579	$3,509,973
Trade receivables – net	60,620,981	44,555,057	60,648,404
Other receivables	358,717	575,984	811,730
Inventories	78,900,140	67,196,245	73,028,601
Deferred income taxes	1,223,479	1,252,030	1,091,657
Prepaid expenses	2,259,419	2,127,726	2,122,697
Total current assets	147,943,161	119,729,621	141,213,062
FIXED ASSETS – net	24,978,962	24,252,465	24,396,719
IDENTIFIED INTANGIBLES	30,511,954	30,498,802	30,485,935
OTHER ASSETS	291,862	363,527	392,565
TOTAL ASSETS	$203,725,939	$174,844,415	$196,488,281

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$13,099,826	$9,930,518	$13,366,846
Accrued expenses:
Salaries and wages	1,343,374	592,568	2,028,785
Taxes - other	654,143	704,064	498,437
Accrued freight	896,795	857,991	699,352
Commissions	535,842	711,459	649,537
Income taxes payable	1,027,176	335,210	1,676,590
Other	2,550,044	1,162,650	1,445,016
Total current liabilities	20,107,200	14,294,460	20,364,563
LONG TERM DEBT	42,366,415	23,461,340	41,862,634
DEFERRED INCOME TAXES	11,096,260	11,148,333	10,765,962
DEFERRED LIABILITIES	255,906	303,406	406,323
TOTAL LIABILITIES	73,825,781	49,207,539	73,399,482
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2013 - 7,516,448; December 31, 2012 - 7,503,568 and September 30, 2012 - 7,503,568	69,862,770	69,694,770	69,694,770
Retained earnings	60,037,388	55,942,106	53,394,029
Total shareholders' equity	129,900,158	125,636,876	123,088,799
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$203,725,939	$174,844,415	$196,488,281

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET SALES	$70,176,216	$72,539,400	$183,311,443	$170,273,676

COST OF GOODS SOLD	47,436,546	46,356,820	121,590,516	110,717,388

GROSS MARGIN	22,739,670	26,182,580	61,720,927	59,556,288

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,341,247	18,244,196	52,947,165	49,879,981

INCOME FROM OPERATIONS	4,398,423	7,938,384	8,773,762	9,676,307

OTHER INCOME AND (EXPENSES):
Interest expense, net	(200,129)	(192,249)	(476,881)	(467,202)
Other – net	73,484	138,757	73,273	143,038
Total other - net	(126,645)	(53,492)	(403,608)	(324,164)

INCOME BEFORE INCOME TAXES	4,271,778	7,884,892	8,370,154	9,352,143

INCOME TAX EXPENSE	1,337,582	2,517,455	2,771,582	3,045,455

COMPREHENSIVE INCOME	$2,934,196	$5,367,437	$5,598,572	$6,306,688

NET INCOME PER SHARE
Basic	$0.39	$0.72	$0.74	$0.84
Diluted	$0.39	$0.72	$0.74	$0.84

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,516,448	7,503,568	7,516,354	7,503,469
Diluted	7,516,448	7,503,568	7,516,354	7,503,469

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,598,572	$6,306,688
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,678,251	4,337,217
Deferred income taxes	(23,522)	(159,050)
Loss (gain) on disposal of fixed assets	29,162	(61,515)
Stock compensation expense	168,000	122,500
Change in assets and liabilities
Receivables	(15,848,657)	(15,504,655)
Inventories	(11,703,895)	(8,009,553)
Other current assets	(131,693)	1,603,908
Other assets	71,665	117,728
Accounts payable	3,373,121	7,588,751
Accrued and other liabilities	2,595,932	1,681,444

Net cash used in operating activities	(11,193,064)	(1,976,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,645,646)	(5,111,209)
Investment in trademarks and patents	(52,854)	(30,104)
Proceeds from sale of fixed assets	47,625	114,898

Net cash used in investing activities	(5,650,875)	(5,026,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	59,240,075	50,047,109
Repayments of revolving credit facility	(40,335,000)	(43,184,475)
Dividends paid on common stock	(1,503,290)	-

Net cash provided by financing activities	17,401,785	6,862,634

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	557,846	(140,318)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,022,579	3,650,291

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,580,425	$3,509,973

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $589,000, $650,000 and $568,000 at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
	2013	2012	2012
	(Unaudited)		(Unaudited)
Raw materials	$12,196,363	$10,611,641	$11,569,388
Work-in-process	752,869	407,262	923,646
Finished goods	66,070,208	56,359,742	60,642,767
Reserve for obsolescence or lower of cost or market	(119,300)	(182,400)	(107,200)
Total	$78,900,140	$67,196,245	$73,028,601

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012

Interest	$479,280	$518,111

Federal, state and local income taxes, net of refunds	$2,081,478	$340,764

Fixed asset purchases in accounts payable	$414,961	$235,902

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2013 and 2012 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average shares outstanding	7,516,448	7,503,568	7,516,354	7,503,469
Dilutive stock options	-	-	-	-
Dilutive weighted average shares outstanding	7,516,448	7,503,568	7,516,354	7,503,469
Anti-dilutive stock options/weighted average shares outstanding	8,413	10,000	8,908	11,204

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

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

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2010. State jurisdictions that remain subject to examination range from 2009 to 2012. Foreign jurisdiction tax returns that remain subject to examination range from 2006 to 2011 for Canada and from 2007 to 2012 for Puerto Rico.

Our policy is to accrue interest and penalties on any uncertain tax positions as a component of income tax expense. As of September 30, 2013, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 35.0% and 34.5% for the nine months ended September 30, 2013 and 2012, respectively.

During the three and nine month periods ended September 30, 2013, we recognized a decrease to income tax expense of $0.2 million related to the filing of our 2012 Federal income tax return and our annual tax return to tax provision calculation adjustment which decreased our effective tax rates for the three and nine-month period ended September 30, 2013 to 31.3% and 33.1%, respectively.

During the three and nine month periods ended September 30, 2012, we recognized a decrease to income tax expense of $0.2 million related to the filing of our 2011 Federal income tax return and our annual tax return to tax provision calculation adjustment which decreased our effective tax rates for the three and nine-month period ended September 30, 2012 to 31.9% and 32.6%, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2013 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,569,257	2,200,881	368,376
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,712,835	$3,200,881	$30,511,954

	Gross	Accumulated	Carrying
December 31, 2012	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,516,402	2,161,178	355,224
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,659,980	$3,161,178	$30,498,802

	Gross	Accumulated	Carrying
September 30, 2012 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,490,895	2,148,538	342,357
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,634,473	$3,148,538	$30,485,935

Amortization expense for intangible assets was $13,497 and $12,484 for the three months ended September 30, 2013 and 2012, respectively and $39,702 and $37,277 for the nine months ended September 30, 2013 and 2012, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2014	$53,545
2015	52,970
2016	50,196
2017	45,628
2018	39,484

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of September 30, 2013, we were authorized to issue approximately 321,370 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. The following summarizes stock option transactions from January 1, 2013 through September 30, 2013:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2013	10,000	$24.36
Issued	-	-
Exercised	-	-
Forfeited	(2,000)	$24.36
Options outstanding at September 30, 2013	8,000	$24.36

Options exercisable at:
January 1, 2013	10,000	$24.36
September 30, 2013	8,000	$24.36
Unvested options at September 30, 2013	-

During the nine month period ended September 30, 2013, we issued 12,880 shares of common stock to members of our Board of Directors. We recorded compensation expense of $168,000, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

In the third quarter of 2013, we declared a dividend on our common stock of $0.10 per share with a record date of August 27, 2013 and payable on September 10, 2013. The third quarter dividend totaled $751,644. For the nine months ended September 30, 2013, we have paid $1,503,290 in dividends that are reflected as a reduction to retained earnings in the Condensed Consolidated Balance Sheet.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET SALES:
Wholesale	$57,377,365	$62,924,989	$145,215,527	$139,990,981
Retail	9,618,059	9,614,411	30,232,137	29,250,294
Military	3,180,792	-	7,863,779	1,032,401
Total Net Sales	$70,176,216	$72,539,400	$183,311,443	$170,273,676

GROSS MARGIN:
Wholesale	$17,884,159	$21,753,950	$46,652,480	$45,745,112
Retail	4,406,352	4,428,630	13,967,211	13,767,873
Military	449,159	-	1,101,236	43,303
Total Gross Margin	$22,739,670	$26,182,580	$61,720,927	$59,556,288

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At September 30, 2013, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2013, we had total capacity under this facility of $70.0 million of which we had borrowings of $42.4 million.

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

The only asset or liability measured at fair value on a recurring basis by the Company at September 30, 2013, December 31, 2012 and September 30, 2012 was cash and cash equivalents of $4,580,425, $4,022,579 and $3,509,973, respectively. Cash and cash equivalents are considered to be Level 1.

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

13.	SUBSEQUENT EVENTS

Subsequent to the end of the quarter, we announced that we signed a definitive asset purchase agreement with Kommonwealth, Inc. to acquire certain assets including the Creative Recreation trademark, a lifestyle footwear brand best known for its popular crossover between athletic sneakers and dress shoes. The total purchase price will be approximately $11 million, subject to a working capital adjustment. The acquisition will be funded by our existing cash balances and funds available under our existing revolving credit facility. The acquisition is subject to customary closing conditions and is expected to close in the fourth quarter of 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	67.6%	63.9%	66.3%	65.0%
Gross Margin	32.4%	36.1%	33.7%	35.0%

Selling, General and Administrative Expenses	26.1%	25.2%	28.9%	29.3%

Income From Operations	6.3%	10.9%	4.8%	5.7%

Creative Recreation

Subsequent to the end of the quarter, we announced that we signed a definitive asset purchase agreement with Kommonwealth, Inc. to acquire certain assets including the Creative Recreation trademark, a lifestyle footwear brand best known for its popular crossover between athletic sneakers and dress shoes. The total purchase price will be approximately $11 million, subject to a working capital adjustment. The acquisition will be funded by our existing cash balances and funds available under our existing revolving credit facility. The acquisition is subject to customary closing conditions and is expected to close in the fourth quarter of 2013.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net sales. Net sales for the three months ended September 30, 2013 were $70.2 million compared to $72.5 million for the same period in 2012. Wholesale sales for the three months ended September 30, 2013 were $57.4 million compared to $62.9 million for the same period in 2012. The $5.5 million decrease in wholesale sales was primarily the result of a $3.4 million decrease in our hunting footwear category, a $2.2 million decrease in our apparel category, a $1.5 million decrease in our commercial footwear category and a $1.2 million decrease in our lifestyle footwear category, which was partially offset by increases in our western footwear category of $1.2 million and our work footwear category of $1.0 million. During first quarter of 2013, we began shipping to Tractor Supply under an agreement to produce boots under their trade name C.E. Schmidt. During the third quarter of 2013, we had sales of $2.0 million under this agreement that is included in the work footwear category. Retail sales for the three months ended September 30, 2013 were $9.6 million compared to $9.6 million for the same period in 2012. Military segment sales for the three months ended September 30, 2013, were $3.2 million, compared to zero in the same period in 2012. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the three months ended September 30, 2013 was $22.7 million, or 32.4% of net sales, compared to $26.2 million, or 36.1% of net sales, in the same period last year. Wholesale gross margin for the three months ended September 30, 2013 was $17.9 million, or 31.2% of net sales, compared to $21.8 million, or 34.6% of net sales, in the same period last year. The 340 basis point decrease was primarily the result of sales of the lower margin C.E. Schmidt work footwear in 2013 which carries a lower overall margin and increased product costs from our manufacturing facilities. The Retail gross margin for the three months ended September 30, 2013 was $4.4 million, or 45.8% of net sales, compared to $4.4 million, or 46.1% of net sales, for the same period in 2012. Military gross margin for the three months ended September 30, 2013 was $0.4 million, or 14.1% of net sales, compared to zero for the same period in 2012.

SG&A expenses. SG&A expenses were $18.3 million, or 26.1% of net sales, for the three months ended September 30, 2013, compared to $18.2 million, or 25.2% of net sales for the same period in 2012. The increase in SG&A as a percentage of net sales was driven by lower sales and approximately $0.1 million of expenses related to the aforementioned acquisition.

Interest expense. Interest expense was $0.2 million in the three months ended September 30, 2013, compared to $0.2 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended September 30, 2013 was $1.3 million, compared to $2.5 million for the same period a year ago. We provided for income taxes at an estimated annual effective tax rate of 35% in 2013 and 34.5% in 2012.

During the three month period ended September 30, 2013, we recognized a decrease to income tax expense of $0.2 million related to our provision reconciliation to the filing of our 2012 Federal income tax return which decreased our effective tax rate from 35% to 33.1%. During the three month period ended September 30, 2012, we recognized a decrease to income tax expense of $0.2 million related to our provision reconciliation to the filing of our 2011 Federal income tax return which decreased our effective tax rate from 34.2% to 31.9%.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net sales. Net sales for the nine months ended September 30, 2013 were $183.3 million compared to $170.3 million for the same period in 2012. Wholesale sales for the nine months ended September 30, 2013 were $145.2 million compared to $140.0 million for the same period in 2012. The $5.2 million increase in wholesale sales was primarily the result of an increase in our western footwear category of $5.7 million and our work footwear category of $5.0 million, which were partially offset by a decrease in our hunting footwear category of $3.3 million and our commercial military category of $2.9 million. During first quarter of 2013, we began shipping to Tractor Supply under an agreement to produce boots under their trade name C.E. Schmidt. During the first nine months of 2013, we had sales of $7.8 million under this agreement that is included in the work footwear category. Retail sales for the nine months ended September 30, 2013 were $30.2 million compared to $29.3 million for the same period in 2012. The $0.9 million increase in retail sales was primarily driven by a significant gain in our business-to-consumer e-commerce sales. Military segment sales for the nine months ended September 30, 2013, were $7.9 million, compared to $1.0 million in the same period in 2012. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the nine months ended September 30, 2013 was $61.7 million, or 33.7% of net sales, compared to $59.6 million, or 35.0% of net sales, in the same period last year. Wholesale gross margin for the nine months ended September 30, 2013 was $46.7 million, or 32.1% of net sales, compared to $45.7 million, or 32.7% of net sales, in the same period last year. The 60 basis point decrease was primarily the result of sales of the lower margin C.E. Schmidt work footwear in 2013 which carries a lower overall margin. The Retail gross margin for the nine months ended September 30, 2013 was $14.0 million, or 46.2% of net sales, compared to $13.8 million, or 47.1% of net sales, for the same period in 2012. The 90 basis point decrease was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the nine months ended September 30, 2013 was $1.1 million, or 14.0% of net sales, compared to less than $0.1 million, or 4.2% of net sales, for the same period in 2012.

SG&A expenses. SG&A expenses were $52.9 million, or 28.9% of net sales, for the nine months ended September 30, 2013, compared to $49.9 million, or 29.3% of net sales for the same period in 2012. The net change primarily reflected higher freight costs of $1.3 million, increased advertising expenses of $1.2 million and approximately $0.1 million of expenses related to the aforementioned acquisition.

Interest expense. Interest expense was $0.5 million in the nine months ended September 30, 2013, compared to $0.5 million for the same period in the prior year.

Income taxes. Income tax expense for the nine months ended September 30, 2013 was $2.8 million, compared to $3.0 million for the same period a year ago. We provided for income taxes at an estimated annual effective tax rate of 35% in 2013 and 34.5% in 2012.

During the nine month period ended September 30, 2012, we recognized a decrease to income tax expense of $0.2 million related to our provision reconciliation to the filing of our 2012 Federal income tax return which decreased our effective tax rate from 35.0% to 33.1%. During the nine month period ended September 30, 2012, we recognized a decrease to income tax expense of $0.2 million related to our provision reconciliation to the filing of our 2011 Federal income tax return which decreased our effective tax rate from 34.5% to 32.6%.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $5.6 million for the first nine months of 2013, compared to $5.1 million for the same period in 2012. Total capital expenditures for 2013 are anticipated to be approximately $7.6 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At September 30, 2013, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2013, we had total capacity under this facility of $70.0 million of which we had borrowings of $42.4 million.

We believe that our existing credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Operating Activities. Cash used by operating activities totaled $11.2 million for the nine months ended September 30, 2013, compared to $2.0 million in the same period of 2012. Cash used by operating activities for the nine months ended September 30, 2013 and 2012 was primarily impacted by seasonally higher inventory and accounts receivable levels, partially offset by increases in accounts payable and accrued liabilities.

Investing Activities. Cash used in investing activities was $5.7 million for the nine months ended September 30, 2013, compared to $5.0 million in the same period of 2012. Cash used in investing activities reflects an investment in property, plant and equipment of $5.6 million in 2013 and $5.1 million in 2012. Our 2013 and 2012 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2013 was $17.4 million and was primarily related to a net increase under the revolving credit facility of $18.9 million, partially offset by the payment $1.5 million of dividends on common stock. Cash used in financing activities for the nine months ended September 30, 2012 was $6.9 million and entirely reflected a net reduction under the revolving credit facility.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSRES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101+	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

_____________________

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: November 6, 2013	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

