Form 10-K
period 2013-12-31
ROCKY BRANDS, INC.
filed 2014-03-06
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $102,545,911 on June 30, 2013.

There were 7,539,808 shares of the Registrant's Common Stock outstanding on February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, Creative Recreation and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western and lifestyle. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $18.99 for our value priced products to $384.99 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada as well as in several international markets. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our consumer and business websites, our Lehigh Outfitters mobile and retail stores and our Rocky outlet store. We also sell footwear under the Rocky label to the U.S. military.

Competitive Strengths

Our competitive strengths include:

•	Strong portfolio of brands. We believe the Rocky, Georgia Boot, Durango, Lehigh, Creative Recreation and Michelin brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, duty, commercial military, western and lifestyle. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our owned brands.

•	Commitment to product innovation. We believe a critical component of our success in the marketplace has been a result of our continued commitment to product innovation. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features and designs. We have a dedicated group of product design and development professionals, including well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace.

•	Long-term retailer relationships. We believe that our long history of designing, manufacturing and marketing premium quality, branded footwear has enabled us to develop strong relationships with our retailers in each of our distribution channels. We reinforce these relationships by continuing to offer innovative footwear products, by continuing to meet the individual needs of each of our retailers and by working with our retailers to improve the visual merchandising of our products in their stores. We believe that strengthening our relationships with retailers will allow us to increase our presence through additional store locations and expanded shelf space, improve our market position in a consolidating retail environment and enable us to better understand and meet the evolving needs of both our retailers and consumers.

•	Diverse product sourcing and manufacturing capabilities. We believe our strategy of utilizing both company operated and third-party facilities for the sourcing of our products, offers several advantages. Operating our own facilities significantly improves our knowledge of the entire production process, which allows us to more efficiently source product from third parties that is of the highest quality and at the lowest cost available. We intend to continue to source a higher proportion of our products from third-party manufacturers, which we believe will enable us to obtain high quality products at lower costs per unit.

Growth Strategy

We intend to increase our sales through the following strategies:

•	Expand into new target markets under existing brands. We believe there is significant opportunity to extend certain of our brands into our other target markets. We intend to continue to introduce products across varying feature sets and price points in order to meet the needs of our retailers.

•	Cross-sell our brands to our retailers. We believe that many retailers of our existing and acquired brands target consumers with similar characteristics and, as a result, we believe there is significant opportunity to offer each of our retailers a broader assortment of footwear and apparel that target multiple markets and span a range of feature sets and price points.

•	Expand business internationally. We intend to extend certain of our brands into international markets. We believe this is a significant opportunity because of the long history and authentic heritage of these brands. We intend on growing our business internationally through a network of distributors.

•	Increase apparel offerings. We believe the long history and authentic heritage of our owned brands provide significant opportunity to extend each of these brands into complementary apparel. We intend to continue to increase our Rocky apparel offerings and believe that similar opportunities exist for our Georgia Boot and Durango brands in their respective markets.

•	Acquire or develop new brands. We intend to continue to acquire or develop new brands that are complementary to our portfolio and could leverage our operational infrastructure and distribution network.

Product Lines

Our product lines consist of high quality products that target the following markets:

•	Outdoor. Our outdoor product lines consist of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping or hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace. Our outdoor product lines consist of all-season sport/hunting footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoorsmen comfortable on rugged terrain or in extreme weather conditions.

•	Work. Our work product lines consist of footwear and apparel marketed to industrial and construction workers, as well as workers in the hospitality industry, such as restaurants or hotels. All of our work products are specially designed to be comfortable, incorporate safety features for specific work environments or tasks and meet applicable federal and other standards for safety. This category includes products such as safety toe footwear for steel workers and non-slip footwear for kitchen workers.

•	Duty. Our duty product line consists of footwear products marketed to law enforcement, security personnel and postal employees who are required to spend a majority of time at work on their feet. All of our duty footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable. Duty footwear is generally designed to fit as part of a uniform and typically incorporates stylistic features, such as black leather uppers in addition to the comfort features that are incorporated in all of our footwear products.

•	Commercial Military. Our commercial military product line consists of footwear products marketed to military personnel as a substitute for the government issued military boots. Our commercial military boots are designed to be comfortable, lightweight, and durable and are marketed under the Rocky brand name.

•	Western. Our western product line currently consists of authentic footwear products marketed to farmers and ranchers who generally live in rural communities in North America. We also selectively market our western footwear to consumers enamored with the western lifestyle.

•	Lifestyle. Our lifestyle product line currently consists of footwear products marketed to more fashion minded urban consumers.

Our products are marketed under five well-recognized, proprietary brands, Rocky, Georgia Boot, Durango, Creative Recreation, and Lehigh, in addition to the licensed brand Michelin.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our four target markets and offer our products at a range of suggested retail price points: $79.99 to $384.99 for our footwear products, $18.99 to $174.99 for tops and bottoms in our apparel lines and $8.99 to $599.99 for our basic and technical outerwear.

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

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear. Georgia Boot footwear is sold at suggested retail price points ranging from $49.99 to $354.99. This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments. Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the work place. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

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

Durango

Durango is our moderately priced, high quality line of western footwear and leather jackets. Launched in 1965, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear and apparel market. Our current line of products is offered at suggested retail price points ranging from $49.99 to $435.99, and we market products designed for both work and casual wear. Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion. Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue. Other products in the Durango line that target casual and fashion oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.

Creative Recreation

In December 2013, we completed the acquisition of certain assets of Kommonwealth, Inc. including the Creative Recreation trademark. Headquartered in Los Angeles, California, since 2002, Creative Recreation was first to create and market versatile footwear that could easily transition between casual and more formal environments. Creative Recreation’s collections of upscale sneakers quickly gained strong acceptance and support from a wide array of key influencers across multiple categories including music, sports, and acting. Creative Recreation’s ability to successfully fuse style and versatility across a diversified assortment of products has created a wide target demographic and a strong distribution network that spans multiple channels and price points including Barneys New York, Nordstrom and Journeys. The current line of products is offered at suggested retail price points ranging from $50.00 to $190.00.

Lehigh

The Lehigh brand was launched in 1922 and is our moderately priced, high quality line of safety shoes sold at suggested retail price points ranging from $74.99 to $199.99. Our current line of products is designed to meet occupational safety footwear needs. Most of this footwear incorporates steel toes to protect workers and often incorporates other safety features such as metatarsal guards or non-slip outsoles. Additionally, certain models incorporate durability features to combat abrasive surfaces or caustic substances often found in some work places.

With the shift in manufacturing jobs to service jobs in the U.S., Lehigh began marketing products for the hospitality industry. These products have non-slip outsoles designed to reduce slips, trips and falls in kitchen environments where floors are often tiled and greasy. Price points for this kind of footwear range from $44.99 to $84.99.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested retail prices for the Michelin brand are from $35.00 to $249.99. The license agreement for the Michelin brand expires December 31, 2014.

Sales and Distribution

Our products are distributed through three distinct business segments: wholesale, retail and military. You can find more information regarding our three business segments in Note 14 to our consolidated financial statements.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Creative Recreation and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2013, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

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

Our wholesale distribution channels vary by market:

•	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, catalogs and mass merchants.

•	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores and hardware stores.

•	Our duty products are sold primarily through uniform stores and catalog specialists.

•	Our commercial military products are sold primarily through base exchanges such as AAFES and consumer websites.

•	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores and more recently, fashion oriented footwear retailers.

•	Our lifestyle products are sold primarily through fashion oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies under the Lehigh retail brand: Lehigh business-to-business including direct sales and through our Custom Fit websites, consumer e-commerce websites, and our stores which include our outlet store, mobile and retail stores.

Websites

We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.durangoboot.com, www.lehighoutfitters.com, www.lehighsafetyshoes.com, www.slipgrips.com, www.rockymilitary.com, www.rockys2v.com, westernretailer.com, 4eursole.com, cr8rec.com, huntingstartshere.com and tacticaldemand.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products. We also sell directly to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers. Our customers’ employees order directly through their employers’ established Custom Fit website and the footwear is delivered directly to the consumer via a common freight carrier. Our customers include large, national companies such as Carnival Cruise Lines, Princess Cruise Lines, Norwegian Cruise Lines, Pepsi, Holiday Retirement, Schneider, Hagemeyer, Saint Gobain, Holland America Cruise Lines, and Waste Management.

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

Mobile and Retail Stores

Lehigh’s successful continued focus on converting our customers from delivery via our mobile and retail stores to purchasing via our Custom Fit sites and delivery direct, has led to the reduction of the mobile and retail stores in 2013. In 2014 we will service New York City Transit Authority, Savannah River Nuclear site, and the state of Hawaii, with mobile and retail stores.

Military

While we are focused on continuing to build our wholesale and retail business, we also actively bid on footwear contracts with the U.S. military, which requires products to be made in the U.S. Our manufacturing facilities in Puerto Rico, a U.S. territory, allow us to competitively bid for such contracts. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. The first year of the contract includes a minimum purchase amount of $3.0 million and a maximum of $15.0 million. Shipment of the boots began in the first quarter of 2013. The contract includes an option for four additional years with the same terms.

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

We utilize a number of marketing initiatives.  With a goal of leveraging our brand within the markets where our dealers and consumers work, live and play, we utilize sponsorships, media outlets and grassroots campaigns to expose Rocky, Georgia Boot and Durango to more customers. Rocky expects to increase its brand strength across all divisions through sponsorships with Archer’s Choice and The Choice hosted by Ralph and Vicki Cianciarulo on the Outdoor Channel, as well as former professional wrestler Shawn Michaels on Shawn Michaels MRA in the outdoor market. Musician and outdoor enthusiast Aaron Lewis will serve as an advocate for all Rocky products on his show On The Road Outdoors, while Don Schumacher NHRA racing team will give the brand exceptional recognition in the work, western and duty markets. Georgia Boot is a proud marketing partner with Clint Bowyer and Clint Bowyer Racing's #15 dirt late model. The Georgia Boot #15 competes on the Lucas Oil Late Model Dirt Series which is televised on Fox Sports 1, MavTV, NBC Sports, and CBS. For 2014, Georgia Boot will also become the official work boot of the Stihl Timbersports series. Georgia Boot will have a presence at all collegiate and professional events and will also be a part of each telecast on ABC and ESPNU. Durango continues to reach target western and fashion consumers through music, partnering with the Country Music Association (CMA) and the CMA Music Festival, CMA Awards and the Grand Ole Opry.  The above sponsorship properties combined with significant in-store point of purchase efforts, print advertising, and online/social campaigns will enhance brand awareness across all of our brands and categories.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third-party facilities, primarily in China. We do not have long-term contracts with any of our third-party manufacturers. The products purchased from General Shoes US Corporation and its subsidiaries, one of our third-party manufacturers in China with whom we have had a relationship for over 20 years and which has historically accounted for a significant portion of our manufacturing, represented approximately 15% of our net sales in 2013. The products purchased from GuangDong Dongguan YongDu Shoes Company, another one of our third-party manufacturers in China with whom we have had a long-term relationship, represented approximately 13% of our net sales in 2013. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada, South America, Europe and Asia. We ship our products from our finished goods distribution facility located in Logan, Ohio and third-party logistics operations in Kent, Washington and Ontario, Canada. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico. Net sales to foreign countries, primarily Canada, represented approximately 2.9% of net sales in 2013, 3.9 % of net sales in 2012, and 4.1% of net sales in 2011.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico. In addition, we maintain a sales office and distribution facility in Canada and an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $4.9 million at December 31, 2013, $4.4 million at December 31, 2012, and $4.8 million at December 31, 2011.

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

Seasonality and Weather

Historically, we have experienced significant seasonal fluctuations in our business because we derive a significant portion of our revenues from sales of our outdoor products. Many of our outdoor products are used by consumers in cold or wet weather. As a result, a majority of orders for these products are placed by our retailers in January through April for delivery in July through October. In order to meet demand, we must manufacture and source outdoor footwear year round to be in a position to ship advance orders for these products during the last two quarters of each year. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of each year. In addition, mild or dry weather conditions historically have had a material adverse effect on sales of our outdoor products, particularly if they occurred in broad geographical areas during late fall or early winter. Since 2005, we have experienced and we expect that we will continue to experience less seasonality and that our business will be subject to reduced weather risk because we now derive a higher proportion of our sales from work-related footwear products. Generally, work, duty and western footwear is sold year round and is not subject to the same level of seasonality or variation in weather as our outdoor product lines. However, because of seasonal fluctuations and variations in weather conditions from year to year, there is no assurance that the results for any particular interim period will be indicative of results for the full year or for future interim periods. With the acquisition of the Creative Recreation brand and the move toward more lifestyle geared products that are less dependent on weather conditions, we hope to reduce the seasonality and dependence on the variations in the weather.

Backlog

At December 31, 2013, our backlog was $16.7 million compared to $9.4 million at December 31, 2012. Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by retailers prior to shipment without penalty.

Patents, Trademarks and Trade Names

We own numerous design and utility patents for footwear, footwear components (such as insoles and outsoles) and outdoor apparel in the U.S. and in foreign countries including Canada, Mexico, China and Taiwan. We own U.S. and certain foreign registrations for the trademarks used in our business, including our trademarks Rocky, Georgia Boot, Durango, Lehigh and Creative Recreation. In addition, we license trademarks, including Gore-Tex and Michelin, in order to market our products.

Our license with W. L. Gore & Associates, Inc. permits us to use the Gore-Tex and related marks on products and styles that have been approved in advance by Gore. The license agreement may be terminated by either party upon advance written notice to the other party by October 1 for termination effective December 31 of that same year.

Our license with Gear Six Technologies LLC permits us to use the Michelin and related marks on our products. Our license agreement with Gear Six to use the Michelin name extends through December 31, 2014.

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

Employees

At December 31, 2013, we had approximately 2,546 employees of which approximately 2,485 are full time employees. Approximately 2,102 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees are represented by a union. We believe our relations with our employees are good.

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

If any of these factors were to render the conduct of business in these countries undesirable or impracticable, we would have to manufacture or source our products elsewhere. There can be no assurance that additional sources or products would be available to us or, if available, that these sources could be relied on to provide product at terms favorable to us. The occurrence of any of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The development of our business has been, and will continue to be, highly dependent upon David Sharp, President and Chief Executive Officer, and James E. McDonald, Executive Vice President, Chief Financial Officer and Treasurer. Messrs. Sharp and McDonald each have an at-will employment agreement with us. Each employment agreement provides that in the event of termination of employment, without cause, the terminated executive will receive a severance benefit. In the event of termination for any reason, the terminated executive may not compete with us for a period of one year. Except for Mike Brooks, Chairman of the Board, Gary Adam, President – Sales of Rocky Brands International, LLC, Jason Brooks, President – Sales of Rocky Brands Wholesale, LLC, and Richard Simms, President – Sales of Lehigh Outfitters, LLC, and Michael Walker, Senior Vice President and General Manager, Supply Chain Operations, of the Company, none of our other executive officers and key employees has an employment agreement with our company. The loss of the services of any of these officers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition. Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2013, there was no triggering event and the covenant was not in effect.

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

We rely on distribution centers in Logan, Ohio, Kent, Washington and Waterloo, Ontario, Canada, and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers.

We rely on distribution centers located in Logan, Ohio, Kent, Washington and Waterloo, Ontario, Canada. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage a portion of our inventory or impair our ability to use our distribution center as a docking location for merchandise. Either of these occurrences could impair our ability to adequately supply our retailers and harm our operating results.

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

We own U.S. registrations for a number of our trademarks, trade names and designs, including such marks as Rocky, Georgia Boot, Durango, Lehigh and Creative Recreation. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks. Over time, we have increased distribution of our goods in several foreign countries. Accordingly, we have applied for trademark registrations in a number of these countries. We intend to enforce our trademarks and trade names against unauthorized use by third parties.

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

Our dividend policy may change.

Although we have recently begun to pay dividends to our shareholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments.

The failure to successfully integrate the Creative Recreation business could have a material adverse effect on our business.

In light of our recent acquisition of certain assets of Kommonwealth, Inc., including the trademark Creative Recreation, our success will depend in part on our ability to integrate the operations and personnel of Creative Recreation and our company into a single organization. There can be no assurance that we will be able to effectively integrate our existing operations with the newly-acquired Creative Recreation operations. Integration of these operations could also place additional pressures on our management as well on its key resources. The failure to successfully manage this integration could have a material adverse effect on our business.

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

We own, subject to a mortgage, our 25,000 square foot executive offices that are located in Nelsonville, Ohio, which are utilized by all segments. We also own, subject to a mortgage, our 192,000 square foot finished goods distribution facility in Logan, Ohio, which is utilized by our wholesale and retail segments. We also own, subject to a mortgage, our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our retail segment. We lease an office in California for our Creative Recreation business. We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the wholesale and military segments. These leases expire in 2019. In the Dominican Republic, we lease seven stand-alone manufacturing facilities as follows:

Square Footage	Lease Expiration

81,872	2014
34,557	2014
24,053	2018
28,929	2015
13,918	2016
34,373	2018
20,135	2018

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information

Our common stock trades on the NASDAQ National Market under the symbol “RCKY.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Quarter Ended	High	Low
March 31, 2012	$13.81	$8.80
June 30, 2012	$14.33	$11.91
September 30, 2012	$14.19	$10.74
December 31, 2012	$13.75	$10.84
March 31, 2013	$16.00	$13.00
June 30, 2013	$16.41	$13.13
September 30, 2013	$19.37	$14.87
December 31, 2013	$19.97	$13.32

On February 21, 2014, the last reported sales price of our common stock on the NASDAQ National Market was $15.19 per share. As of February 21, 2014, there were 83 shareholders of record of our common stock.

Dividends

During the second quarter of 2013, we announced that our board of directors had adopted a dividend policy under which the Company currently intends to pay an annual cash dividend of $0.40 per share on its common stock. During 2013, we paid dividends on our common stock totaling $2,254,935. No cash dividends were paid during 2012 or 2011.

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2008, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/13	12/31/12	12/31/11	12/31/10	12/31/09
Income Statement Data
Net sales	$244,871	$228,537	$239,969	$252,792	$229,486
Gross margin (% of sales)	34.1%	35.2%	36.8%	35.4%	36.8%
Net income (loss)	$7,373	$8,855	$8,307	$7,684	$1,175
Dividends paid on common stock	2,255	-	-	-	-

Per Share
Net income
Basic	$0.98	$1.18	$1.11	$1.14	$0.21
Diluted	$0.98	$1.18	$1.11	$1.14	$0.21

Weighted average number of common shares outstanding
Basic	7,517	7,503	7,487	6,748	5,551
Diluted	7,517	7,503	7,487	6,764	5,551

Balance Sheet Data
Inventories	$78,172	$67,196	$65,019	$58,853	$55,420
Total assets	$199,025	$174,844	$174,066	$168,579	$163,390
Working capital	$118,242	$105,435	$108,575	$98,156	$94,324
Long-term debt, less current maturities	$38,388	$23,461	$35,000	$34,608	$55,080
Stockholders' equity	$131,213	$125,637	$116,660	$105,004	$82,478

The 2013 financial data reflects charges for $0.8 million, net of tax benefits, for acquisition related expenses and a gain on bargain purchase of $0.4 million, net of tax. The 2011 financial data reflects charges for $3.7 million, net of tax benefits, for the termination of our defined benefit pension plan. The 2009 financial data reflects restructuring charges of $0.5 million, net of tax benefits. Certain amounts from prior year related to royalty income have been reclassified to conform to current year presentation. In 2013, we began reporting royalty income as a component of net sales.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2013, and our capital resources and liquidity as of December 31, 2013 and 2012. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

Certain amounts from prior year related to royalty income have been reclassified to conform to current year presentation. In 2013, we began reporting royalty income as a component of net sales.

Creative Recreation

In December 2013, we completed the acquisition of certain assets of Kommonwealth, Inc. including the Creative Recreation trademark. Headquartered in Los Angeles, California, since 2002, Creative Recreation was first to create and market versatile footwear brand that could easily transition between casual and more formal environments. Creative Recreation’s collections of upscale sneakers quickly gained strong acceptance and support from a wide array of key influencers across multiple categories including music, sports, and acting. Creative Recreation’s ability to successfully fuse style and versatility across a diversified assortment of products has created a wide target demographic and a strong distribution network that spans multiple channels and price points.

We believe by combining Rocky’s strong operating platform and access to capital with Creative Recreation’s design expertise we can strategically expand their business both domestically and overseas. At the same time, this transaction provides us with a compelling vehicle to penetrate the casual end of the market to complement our work, western and outdoor categories.

The total purchase price was approximately $8.7 million including cash and assumption of certain liabilities. This purchase price is subject to a working capital adjustment. The acquisition was funded by our existing cash balances and funds available under our existing revolving credit facility. We did not have any sales in 2013 related to this acquisition and the business incurred approximately $0.2 million of operating expenses during 2013. In addition, we incurred approximately $1.2 million of related acquisition expenses that were reflected in the results of operations for the year 2013. In addition, we recorded a gain on bargain purchase of $0.6 million related to this acquisition.

EXECUTIVE OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, Creative Recreation and the licensed brand Michelin.

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

FINANCIAL SUMMARY

•	Net sales of the wholesale segment increased $6.7 million in 2013 over prior year primarily as a result of increased sales in our work footwear and western footwear categories. The increase in the work footwear category was the result of higher sales of private label footwear in 2013.

•	Net sales of the retail segment increased $1.8 million in 2013 from the prior year primarily as a result of higher sales from our business and consumer web platforms.

•	Net sales of the military segment increased $7.8 million in 2013 from the prior year. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. The first year of the contract includes a minimum purchase amount of $3.0 million and a maximum of $15.0 million. Shipment of the boots began in the first quarter of 2013. The contract includes an option for four additional years with the same terms.

•	Gross margin of the wholesale segment increased $1.4 million in 2013 over the prior year as a result of the higher sales, which was partially offset by decreased margin as a percentage of sales.

•	Gross margin of the retail segment increased $0.4 million in 2013 from the prior year as a result of higher overall sales.

•	Gross margin of the military segment increased $1.2 million in 2013 over the prior year due primarily to higher sales.

•	Selling, general and administrative expenses increased $5.8 million in 2013 from prior year primarily as result of higher selling expenses and acquisition related expenses related to the purchase of the Kommonwealth assets.

•	Net interest expense increased slightly in 2013 from the prior year due to slightly higher levels of debt.

•	Net income decreased $1.5 million in 2013 from prior year results primarily due higher selling expenses and expenses associated with the acquisition of the Creative Recreation brand, partially offset by the gain on bargain purchase.

•	Total debt at December 31, 2013 was $38.4 million or $15.0 million higher than the prior year. Total debt minus cash and cash equivalents was $34.2 million or 20.1% of total capitalization at December 31, 2013 compared to $19.4 million or 13.0% of total capitalization at year-end 2012.

•	Our cash from operating activities decreased $20.4 million in 2012 from the prior year, primarily the result of higher working capital, primarily inventory and accounts receivable.

Net sales. Net sales and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Net sales are recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends. Net sales include royalty income from licensing our brands.

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

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.9%	64.8%	63.2%
Gross margin	34.1%	35.2%	36.8%
SG&A expense	29.1%	29.2%	29.1%
Acquisition related expenses	0.5%	0.0%	0.0%
Pension termination charges	0.0%	0.0%	2.2%
Income from operations	4.5%	6.0%	5.5%

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales. Net sales increased 7.1% to $244.9 million for 2013 compared to $228.5 million the prior year. Wholesale sales increased $6.7 million to $192.9 million for 2013 compared to $186.2 million for 2012. The increase in wholesale sales was primarily the result of a $9.0 million or 11.4% increase in our work footwear category and a $6.3 million or 21.2% increase in our western footwear category, which were partially offset by a $3.3 million or 34.2% decrease in apparel and accessories, a $3.2 million or 14.7% decrease in our commercial military footwear category and a $3.2 million or 14.3% decrease in our outdoor footwear category. During the first quarter of 2013, we began shipping to Tractor Supply under an agreement to produce boots under their trade name C.E. Schmidt. During 2013, we had sales of $10.3 million under this agreement that is included in the work footwear category. Retail sales increased to $43.1 million for 2013 compared to $41.3 million for 2012. The $1.8 million increase in retail sales resulted from increased sales in our business-to-consumer ecommerce web platforms. Military segment sales, which occur from time to time, were $8.9 million for 2013 compared to $1.0 million in 2012. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. The first year of the contract includes a minimum purchase amount of $3.0 million and a maximum of $15.0 million. Shipment of the boots began in March 2013. The contract includes an option for four additional years with the same terms. Average list prices for our footwear, apparel and accessories were higher in 2013 than 2012 as we increased our list prices to offset higher manufacturing and sourcing costs.

Gross margin. Gross margin increased to $83.5 million or 34.1% of net sales for 2013 compared to $80.5 million or 35.2% of net sales for the prior year. Wholesale gross margin for 2013 was $62.4 million, or 32.4% of net sales, compared to $61.0 million, or 32.8% of net sales in 2012. The 40 basis point decrease was primarily the result of sales of C.E. Schmidt work footwear in 2013 which carries lower margins. Retail gross margin for 2013 was $19.9 million, or 46.1% of net sales, compared to $19.5 million, or 47.2% of net sales, in 2012. The 110 basis point decrease in 2013 from the prior year was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin in 2013 was $1.3 million, or 14.3% of net sales, compared to $0.1 million, or 4.2% of net sales in 2012.

SG&A expenses. SG&A expenses were $71.4 million, or 29.1% of net sales in 2013 compared to $66.7 million, or 29.2% of net sales for 2012. The net change primarily reflected higher selling and distribution expenses of $2.0 million and higher advertising costs of $0.9 million.

Acquisition related items. Acquisition related items in 2013 included expenses of $1.2 million related to the aforementioned acquisition of the Creative Recreation brand, which are included as a component of income from operations. In addition, a gain on bargain purchase of $0.6 million was recorded and is included as a component of total other income and expenses.

Interest expense. Interest expense was $0.7 million in 2013, compared to $0.7 million for the prior year.

Income taxes. Income tax expense was $3.4 million in 2013, compared to $4.2 million for the same period a year ago. The decrease in income tax expense for 2013 was due to a $2.3 million decrease in pretax income and a decrease in the effective tax rate. The effective tax rate for 2013 was 31.8% compared to 32.3% for 2012. The effective tax rate for 2013 is less than the federal statutory rate due principally to our permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales. Net sales decreased 4.8% to $228.5 million for 2012 compared to $240.0 million the prior year. Wholesale sales decreased $6.7 million to $186.2 million for 2012 compared to $192.9 million for 2011. The decrease in wholesale sales was the result of a $5.2 million or 6.1% decrease in our work footwear category, a $4.3 million or 16.1% decrease in our outdoor footwear category, a $3.2 million or 25.2% decrease in apparel and accessories, a $1.4 million or 9.7% decrease in our duty footwear category and a $1.0 million decrease in other footwear, which were partially offset by a $5.2 million or 21.0% increase in our western footwear category, a $2.9 million or 39.7% increase in our lifestyle footwear category and a $0.4 million or 1.8% increase in our commercial military footwear category. Retail sales were $41.3 million in 2012 compared to $44.8 million for 2011. The $3.5 million decrease in retail sales resulted from our ongoing transition to more internet driven transactions and the decision to remove a portion of our Lehigh mobile stores from operations to help lower operating expenses. Military segment sales, which occur from time to time, were $1.0 million for 2012 compared to $2.2 million in 2011. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts. Recently, we received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. The first year of the contract includes a minimum purchase amount of $3.0 million and a maximum of $15.0 million. Shipment of the boots is expected to begin in March 2013. The contract includes an option for four additional years with the same terms. Average list prices for our footwear, apparel and accessories were higher in 2012 than 2011 as we increased our list prices to offset higher manufacturing and sourcing costs.

Gross margin. Gross margin decreased to $80.5 million or 35.2% of net sales for 2012 compared to $88.3 million or 36.8% of net sales for the prior year. Wholesale gross margin for 2012 was $61.0 million, or 32.8% of net sales, compared to $67.3 million, or 34.9% of net sales in 2011. The 210 basis point decrease was primarily due to an increase in product costs and higher customer promotions in the current year. Retail gross margin for 2012 was $19.5 million, or 47.2% of net sales, compared to $20.7 million, or 46.2% of net sales, in 2011. The 100 basis point increase in 2012 over the prior year was the result of the $0.8 million inventory adjustment in the fourth quarter of 2011 resulting from our annual physical inventory. Military gross margin in 2012 was less than $0.1 million, or 4.2% of net sales, compared to $0.3 million, or 13.4% of net sales in 2011.

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

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital increased to $118.2 million at December 31, 2013, compared to $105.4 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $7.7 million for 2013 and $6.1 million in 2012. Capital expenditures for 2014 are anticipated to be approximately $8.4 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2013, we had $38.4 million in borrowings under this facility and total capacity of $70 million.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2013, there was no triggering event and the covenant was not in effect. Our credit facility places a restriction on the amount of dividends that may be paid. During 2013, we paid dividends on our common stock totaling $2,254,935. No dividends were paid during 2012 or 2011.

We believe that our credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Based on our expected borrowings for 2013, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.4 million in income before income taxes and cash flows. The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

Cash Flows

Cash Flow Summary	2013	2012	2011
($ in millions)
Cash provided by (used in):
Operating activities	$(2.4)	$18.0	$6.5
Investing activities	(10.0)	(6.1)	(7.5)
Financing activities	12.6	(11.5)	0.3
Net change in cash and cash equivalents	$0.2	$0.4	$(0.7)

Operating Activities. Net cash used in operating activities totaled $2.4 million for 2013, compared to cash provided by $18.0 million for 2012, and $6.5 million for 2011. The principle use of net cash in 2013 was the result of higher working capital primarily increases in inventory and accounts receivable and decreases in accounts payable. The principal sources of net cash in 2012 included higher net income, increases in accounts payable and decreases in accounts receivable, which were partially offset by higher balances of inventory and accrued liabilities. The principal sources of net cash in 2011 included higher net income and decreases in accounts receivable, which were partially offset by the $4.9 million in pension contributions to fund and terminate the defined benefit pension plan, higher balances of inventory and reduced accounts payable.

Investing Activities. Net cash used in investing activities was $10.0 million in 2013 compared to $6.1 million in 2012 and $7.5 million in 2011. The principal use of cash in 2013, 2012 and 2011 was for the purchase of molds and equipment associated with our manufacturing operations and for information technology software and system upgrades. The 2013 amount includes $2.2 million related to the purchase of the Creative Recreation brand.

Financing Activities. Cash provided by financing activities during 2013 was $12.6 million compared to cash used in financing activities during 2012 of $11.5 million compared to cash provided by financing activities of $0.3 million in 2011. Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity. Our financing activities during 2013 included net borrowings under the revolving line of credit facility of $14.9 million. The increases in the borrowings were primarily due to the afore-mentioned acquisition and higher levels of inventory. Our financing activities during 2012 included net repayments under the revolving line of credit facility of $11.5 million. Our financing activities during 2011 included net borrowings under the revolving line of credit facility of $1.9 million and repayments on long term debt of $2.0 million. During 2011, we repaid our long-term real estate obligations with borrowings under the revolving line of credit.

Borrowings and External Sources of Funds

Our borrowings and external sources of funds were as follows at December 31, 2013 and 2012:

	December 31
($ in millions)	2013	2012

Revolving credit facility	$38.4	$23.5
Less current maturities	-	-
Net long-term debt	$38.4	$23.5

We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. In October 2010, we entered into a financing agreement with PNC bank to provide a $70 million credit facility. The term of the credit facility is five years and the interest rate is currently LIBOR plus 1.50%.

We lease certain machinery, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $1.1 million, $0.5 million, $0.4 million, $0.4 million and $0.1 million for years 2014 through 2018, respectively, or approximately $2.5 million in total.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2013 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2013:

	Payments due by Year
	$ millions

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$38.4	$-	$38.4	$-	$-
Minimum operating lease commitments	2.5	1.1	0.9	0.5	-
Minimum royalty commitments	0.2	0.1	0.1	-	-
Expected cash requirements for interest (1)	2.3	1.3	1.0	-	-
Total contractual obligations	$43.4	$2.5	$40.4	$0.5	$-

(1) Assumes a 3.25% interest rate, which is the highest rate possible as of December 31, 2013 on the $70 million revolving credit facility.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2013, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2013, 2012, and 2011 due to these factors. It is anticipated that inflationary pressures during 2014 will be offset through price increases that are to be implemented in the early part of 2014.

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

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 4.3% of sales for 2013 and 4.8% of sales for 2012.

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

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. At December 31, 2013, approximately $16.3 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

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

The following item is market rate sensitive for interest rates for the Company: long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2013 of $38.4 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%. Our revolving credit facility matures in 2015. We have no other long-term debt maturities.

We do not have any interest rate management agreements as of December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2013, 2012, and 2011, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-30 hereof and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 4, 2014 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 6, 2014

ITEM 9B.	OTHER INFORMATION

Effective January 2, 2014, we entered into employment agreements with Messrs. Mike Brooks, David Sharp, James E. McDonald, Gary Adam, Jason Brooks, and Richard Simms. The employment agreements are attached to this Form 10-K as Exhibits 10.25 through 10.30, respectively, and are incorporated herein by reference.

We also began a new incentive compensation program effective January 2, 2014, a description of which is attached to this Form 10-K as Exhibit 10.21 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 7, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)	The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2 - F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012, and 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	F-6

Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012, and 2011	F-7 - F-23

(2)	The following financial statement schedule for the years ended December 31, 2013, 2012, and 2011 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

Schedule II -- Consolidated Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits:

Exhibit
Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.2	Amendment to Company’s Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.3	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the “Registration Statement”)).

4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).

4.4	Amended and Restated Rights Agreement dated as of June 7, 2012, by and between the Company and the Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2012).

10.1	Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.2	Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.3	Indemnification Agreement, dated December 12, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.4	Information concerning Indemnification Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.5	Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.6	Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.7	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.8	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.10	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.11	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.12	Amendment to the Rocky Brands, Inc. Agreement with J. Michael Brooks (dated April 16, 1985), dated December 22, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.13	First Amendment to the Rocky Brands, Inc. 2004 Stock Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14	Employment Agreement, dated June 12, 2008, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.15	Employment Agreement, dated June 12, 2008, between the Company and David Sharp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.16	Employment Agreement, dated June 12, 2008, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.17	Revolving Credit, Guaranty, and Security Agreement, dated October 20, 2010, among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, and Rocky Canada, Inc., as borrowers, and the financial institutions party thereto as lenders, and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.18	Amendment No. 1 to Loan Agreement, dated May 9, 2013, by and among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, and Rocky Canada, Inc., the lenders party thereto, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 8, 2013, filed with the Securities and Exchange Commission on May 14, 2013).

10.19	Joinder and Amendment No. 2 to Loan Documents, dated December 13, 2013, by and among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, Rocky Canada, Inc., and Creative Recreation, LLC, the lenders party thereto, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2013, filed with the Securities and Exchange Commission on December 19, 2013).

10.20	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2013 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.21*	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2014.

10.22	Company’s Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders).

10.23*	Form of Restricted Stock Unit Award Agreement.

10.24*	Form of Performance Stock Unit Award Agreement.

10.25*	Employment Agreement, effective as of January 2, 2014, between the Company and Mike Brooks.

10.26*	Employment Agreement, effective as of January 2, 2014, between the Company and David Sharp.

10.27*	Employment Agreement, effective as of January 2, 2014, between the Company and James E. McDonald.

10.28*	Employment Agreement, effective as of January 2, 2014, between the Company and Gary Adam.

10.29*	Employment Agreement, effective as of January 2, 2014, between the Company and Jason Brooks.

10.30*	Employment Agreement, effective as of January 2, 2014, between the Company and Richard Simms.

21*	Subsidiaries of the Company.

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99*	Financial Statement Schedule.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Annual Report on Form 10-K.
** Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: March 6, 2014	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ David N. Sharp	President and Chief Executive Officer	March 6, 2014
David N. Sharp	and Director (Principal Executive Officer)

/s/ James E. McDonald	Executive Vice President and	March 6, 2014
James E. McDonald	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mike Brooks	Chairman and Director	March 6, 2014
Mike Brooks

* Curtis A. Loveland	Secretary and Director	March 6, 2014
Curtis A. Loveland

* J. Patrick Campbell	Director	March 6, 2014
J. Patrick Campbell

* Glenn E. Corlett	Director	March 6, 2014
Glenn E. Corlett

* Michael L. Finn	Director	March 6, 2014
Michael L. Finn

* G. Courtney Haning	Director	March 6, 2014
G. Courtney Haning

* Harley E. Rouda	Director	March 6, 2014
Harley E. Rouda

* James L. Stewart	Director	March 6, 2014
James L. Stewart

* By: /s/ David N. Sharp
David N. Sharp, Attorney-in-Fact

ROCKY BRANDS, INC.
AND Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2 - F-3

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F-6

Notes to Consolidated Financial Statements	F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, 2012 and 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 6, 2014

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$4,215,617	$4,022,579
Trade receivables – net	49,069,668	44,555,057
Other receivables	325,888	575,984
Inventories	78,171,670	67,196,245
Income tax receivable	242,228	-
Deferred income taxes	1,104,050	1,252,030
Prepaid expenses	2,529,407	2,127,726
Total current assets	135,658,528	119,729,621

FIXED ASSETS – net	26,205,080	24,252,465

IDENTIFIED INTANGIBLES	36,807,099	30,498,802

OTHER ASSETS	354,051	363,527

TOTAL ASSETS	$199,024,758	$174,844,415

See notes to consolidated financial statements

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

CURRENT LIABILITIES:
Accounts payable	$11,486,473	$9,930,518
Accrued expenses:
Salaries and wages	659,002	592,568
Taxes - other	901,116	704,064
Accrued freight	1,143,848	857,991
Commissions	698,435	711,459
Accrued duty	1,444,369	-
Income taxes payable	-	335,210
Other	1,083,196	1,162,650
Total current liabilities	17,416,439	14,294,460

LONG TERM DEBT	38,388,198	23,461,340

DEFERRED LIABILITIES:
Deferred income taxes	11,750,718	11,148,333
Other deferred liabilities	255,906	303,406
TOTAL LIABILITIES	67,811,261	49,207,539

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2013 - 7,536,448 and 2012 - 7,503,568; and additional paid-in capital	70,153,570	69,694,770
Retained earnings	61,059,927	55,942,106
Total shareholders' equity	131,213,497	125,636,876
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$199,024,758	$174,844,415

See notes to consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011

NET SALES	$244,870,731	$228,537,050	$239,968,770

COST OF GOODS SOLD	161,328,280	148,031,073	151,668,341

GROSS MARGIN	83,542,451	80,505,977	88,300,429

OPERATING EXPENSES
Selling, general and administrative expenses	71,351,688	66,679,761	69,852,696
Acquisition related expenses	1,172,047	-	-
Pension termination charge	-	-	5,280,998
Total operating expenses	72,523,735	66,679,761	75,133,694

INCOME FROM OPERATIONS	11,018,716	13,826,216	13,166,735

OTHER INCOME AND (EXPENSES):
Interest expense	(688,502)	(650,873)	(979,511)
Gain on bargain purchase	601,975	-	-
Other - net	(116,665)	(87,924)	(152,760)
Total other - net	(203,192)	(738,797)	(1,132,271)

INCOME BEFORE INCOME TAXES	10,815,524	13,087,419	12,034,464

INCOME TAX EXPENSE	3,442,768	4,232,654	3,727,569

NET INCOME	$7,372,756	$8,854,765	$8,306,895

NET INCOME PER SHARE
Basic	$0.98	$1.18	$1.11
Diluted	$0.98	$1.18	$1.11

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,517,364	7,503,494	7,486,655
Diluted	7,517,364	7,503,494	7,487,196

COMPREHENSIVE INCOME
Net income	$7,372,756	$8,854,765	$8,306,895
Other comprehensive income:
Change in pension liability, net of tax benefits of $1,092,258 for 2011.	-	-	2,828,989
TOTAL COMPREHENSIVE INCOME	$7,372,756	$8,854,765	$11,135,884

See notes to consolidated financial statements

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE - December 31, 2010	7,426,787	$69,052,101	$(2,828,989)	$38,780,446	$105,003,558

YEAR ENDED DECEMBER 31, 2011
Net income				8,306,895	8,306,895
Termination of pension liability, net of tax benefits of $1,092,258			2,828,989		2,828,989
Stock compensation expense	12,208	122,500			122,500
Stock issued and options exercised including related tax benefits	51,000	397,669			397,669

BALANCE - December 31, 2011	7,489,995	$69,572,270	-	$47,087,341	$116,659,611

YEAR ENDED DECEMBER 31, 2012
Comprehensive income				8,854,765	8,854,765
Stock compensation expense	13,573	122,500			122,500

BALANCE - December 31, 2012	7,503,568	$69,694,770	$-	$55,942,106	$125,636,876

YEAR ENDED DECEMBER 31, 2013
Comprehensive income				7,372,756	7,372,756
Dividends paid on common stock				(2,254,935)	(2,254,935)
Stock compensation expense	32,880	458,800			458,800

BALANCE - December 31, 2013	7,536,448	$70,153,570	$-	$61,059,927	$131,213,497

See notes to consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,372,756	$8,854,765	$8,306,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,264,246	5,897,100	5,659,005
Deferred income taxes	750,363	62,948	584,512
Deferred compensation and pension	-	-	416,572
Loss (gain) on disposal of fixed assets	52,293	(50,949)	53,124
Gain on acquisition	(601,975)
Stock compensation expense	458,800	122,500	122,500
Change in assets and liabilities:
Receivables	(3,182,751)	824,438	2,549,431
Inventories	(9,813,065)	(2,177,197)	(6,166,492)
Income tax receivable	(242,228)	-	(1,164,664)
Other current assets	(319,340)	1,598,879	(768,089)
Other assets	68,214	146,766	712,419
Accounts payable	(4,779,055)	3,769,551	(2,922,410)
Accrued and other liabilities	1,518,524	(1,055,248)	(853,245)
Net cash (used in) provided by operating activities	(2,453,218)	17,993,553	6,529,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,717,102)	(6,145,390)	(7,559,846)
Proceeds from sales of fixed assets	47,625	118,398	62,295
Acquisition of business assets	(2,229,000)	-	-
Investment in trademarks and patents	(68,452)	(55,613)	(46,098)
Net cash used in investing activities	(9,966,929)	(6,082,605)	(7,543,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	78,622,969	63,140,815	76,376,444
Repayments of revolving credit facility	(63,696,111)	(74,679,475)	(74,474,277)
Repayments of long-term debt	-	-	(1,997,985)
Debt financing costs	(58,738)	-	-
Dividends paid on common stock	(2,254,935)	-	-
Proceeds from exercise of stock options	-	-	371,427
Tax benefit related to stock options	-	-	26,242
Net cash provided by (used in) financing activities	12,613,185	(11,538,660)	301,851

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	193,038	372,288	(712,240)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,022,579	3,650,291	4,362,531
END OF PERIOD	$4,215,617	$4,022,579	$3,650,291

See notes to consolidated financial statements

ROCKY BRANDS, INC.
AND Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Rocky Brands, Inc. (“Rocky”) and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. (“Lifestyle”), Five Star Enterprises Ltd. (“Five Star”), Rocky Canada, Inc. (“Rocky Canada”), Rocky Brands Wholesale, LLC, Rocky Brands International, LLC, Lehigh Outfitters, LLC and Creative Recreation, LLC, collectively referred to as the “Company.” All inter-company transactions have been eliminated.

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky Outdoor Gear, Georgia Boot, Durango, Lehigh and Creative Recreation. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around five target markets: outdoor, work, duty, western and lifestyle. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh mobile and retail stores (including a fleet of 4 trucks, supported by 2 small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer account for more than 10% of consolidated net sales in 2013, 2012 or 2011.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $781,000 and $650,000 at December 31, 2013 and 2012, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of trade receivables - net as of December 31, 2013 and 2012. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $8,038,000, $7,118,000, and $5,864,000 for 2013, 2012 and 2011, respectively.

Revenue Recognition - Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends. Net sales include royalty income from licensing our brands.

Shipping Costs - In accordance with the accounting standard for “Revenue Recognition,” all shipping costs billed to customers have been included in net sales. Shipping costs associated with those billed to customers and included in selling, general and administrative costs totaled approximately $8,294,000, $6,921,000 and $6,464,000 in 2013, 2012 and 2011, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

Per Share Information - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2013	2012	2011
Basic - weighted average shares outstanding	7,517,364	7,503,494	7,486,655

Dilutive securities - stock options	-	-	541

Diluted - weighted average shares outstanding	7,517,364	7,503,494	7,487,196

Anti-Dilutive securities - stock options	8,630	10,902	140,027

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

2.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2013	2012

Raw materials	$10,958,796	$10,611,641
Work-in-process	660,910	407,262
Finished goods	66,657,704	56,359,742
Reserve for obsolescence or lower of cost or market	(105,740)	(182,400)
Total	$78,171,670	$67,196,245

3.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2013	Amount	Amortization	Amount
Trademarks
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,584,855	2,214,667	370,188
Customer Relationships	2,200,000	1,006,667	1,193,333
Total Intangibles	$40,028,433	$3,221,334	$36,807,099

	Gross	Accumulated	Carrying
December 31, 2012	Amount	Amortization	Amount
Trademarks
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,516,402	2,161,178	355,224
Customer Relationships	1,000,000	1,000,000	-
Total Intangibles	$33,659,980	$3,161,178	$30,498,802

Amortization expense related to finite-lived intangible assets was approximately $60,000, $50,000 and $48,000 in 2013, 2012 and 2011, respectively. Such amortization expense will be approximately $130,000 per year for 2014 through 2018. The increase in future years is attributed to the additional amortization related to the additional customer relationship from the acquisition.

The weighted average lives of patents and customer relationships are 7 years.

As discussed further in Note 16, during late 2013, we acquired substantially all the assets of Kommonwealth, Inc. including the Creative Recreation trademark. As part of this acquisition, we recorded the fair value of the trademark of $5.1 million and the fair value of the customer relationship of $1.2 million. The trademark is an indefinite-lived intangible asset and will be reviewed annually for impairment or as events occur that would require a more frequent review. The customer relationship intangible will be amortized over 15 years.

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

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. Our 2013 and 2012 evaluation did not result in the impairment of any of our indefinite lived intangible assets.

4.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2013	2012
Deferred financing costs, net	$217,076	$248,213
Other	136,975	115,314
Total	$354,051	$363,527

5.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2013	2012

Land	$671,035	$671,035
Buildings	18,398,436	17,716,426
Machinery and equipment	35,752,876	32,935,355
Furniture and fixtures	2,548,700	2,472,083
Lasts, dies and patterns	10,016,163	10,019,986
Construction work-in-progress	1,905,447	1,001,880

Total	69,292,657	64,816,765

Less - accumulated depreciation	(43,087,577)	(40,564,300)

Net Fixed Assets	$26,205,080	$24,252,465

We incurred approximately $6,204,000, $5,847,000 and $5,609,000 in depreciation expense for 2013, 2012 and 2011, respectively.

6.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

At December 31, 2013 and 2012, we had $38,388,198 and $23,461,340 outstanding under this facility. None of this facility was deemed to be current at December 31, 2013 or 2012.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2013, we had $38,388,198 in borrowings under this facility and total capacity of $70.0 million.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2013, there was no triggering event and the covenant was not in effect. Our credit facility places a restriction on the amount of dividends that may be paid. During 2013, we paid dividends on our common stock totaling $2,254,935. No dividends were paid during 2012 or 2011.

Our revolving credit facility matures in 2015. We have no other long-term debt maturities.

7.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $840,000, $1,067,000 and $1,583,000 in rent expense under operating lease arrangements for 2013, 2012 and 2011, respectively.

Future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ended December 31:

2014	$1,091,797
2015	469,958
2016	397,369
2017	399,359
2018	98,526
Total	$2,457,009

8.	FINANCIAL INSTRUMENTS

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

The only asset or liability measured at fair value on a recurring basis by the Company at December 31, 2013 and 2012 was cash and cash equivalents of $4,215,617 and $4,022,579, respectively. Cash and cash equivalents are considered to be Level 1.

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

A breakdown of our income tax expense is as follows:

	Years Ended December 31,
	2013	2012	2011
Federal:
Current	$2,540,701	$3,946,096	$2,585,271
Deferred	778,213	307,639	366,042
Total Federal	3,318,914	4,253,735	2,951,313

State & local:
Current	109,254	26,073	259,034
Deferred	(29,619)	(242,227)	230,018
Total State & local	79,635	(216,154)	489,052

Foreign
Current	42,450	197,538	298,752
Deferred	1,769	(2,465)	(11,548)
Total Foreign	44,219	195,073	287,204

Total	$3,442,768	$4,232,654	$3,727,569

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2013	2012	2011
Expected expense at statutory rate	$3,775,418	$4,523,826	$4,170,152

Increase (decrease) in income taxes resulting from:

Exempt income from Dominican Republic operations due to tax holiday	(1,871,847)	(1,180,971)	(1,237,418)
Tax on repatriated earnings from Dominican Republic operations	1,592,238	879,884	472,863
Impact of Canadian deemed dividend	9,712	57,847	43,389
State and local income taxes	45,948	(203,178)	327,741
Section 199 manufacturing deduction	(51,396)	(62,704)	(103,918)
Meals and entertainment	76,465	59,092	65,506
Nondeductible penalties	1,500	4,614	84
Provision to return filing adjustments and other	(135,270)	154,244	(10,830)
Total	$3,442,768	$4,232,654	$3,727,569

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
Deferred tax assets:
Asset valuation allowances and accrued expenses	$1,094,449	$1,009,659
Inventories	735,528	653,931
State and local income taxes	345,583	355,949
Pension and deferred compensation	94,599	94,568
Net operating losses	565,088	521,567
Total deferred tax assets	2,835,247	2,635,674
Valuation allowances	(562,776)	(513,527)
Total deferred tax assets	2,272,471	2,122,147

Deferred tax liabilities:
Fixed assets	(875,542)	(393,106)
Intangible assets	(11,192,160)	(10,875,800)
Other assets	(472,166)	(370,273)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)
Total deferred tax liabilities	(12,919,139)	(12,018,450)

Net deferred tax liability	$(10,646,668)	$(9,896,303)

Deferred income taxes - current	$1,104,050	$1,252,030
Deferred income taxes - non-current	(11,750,718)	(11,148,333)
	$(10,646,668)	$(9,896,303)

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

As of December 31, 2013, we had approximately $16,332,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. If the Five Star undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $5,716,000.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2010. State jurisdictions that remain subject to examination range from 2009 to 2012. Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2007 to 2012.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2013 no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Net pension cost of our plan is as follows:

2011
Service cost	$123,360
Interest cost	625,322
Expected return on assets	(626,365)
Amortization of unrecognized net loss	219,050
Amortization of unrecognized transition obligation	-
Amortization of unrecognized prior service cost	75,205
Net periodic pension cost	$416,572

We also sponsor a 401(k) savings plan for substantially all of our employees. We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee. This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees. Our contributions to the 401(k) plan were approximately $0.9 million in 2013, $0.9 million in 2012 and $1.0 million in 2011.

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

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2013 and 2012, respectively.

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

On October 11, 1995, we adopted the 1995 Stock Option Plan which provides for the issuance of options to purchase up to 400,000 common shares. In May 1998, we adopted the Amended and Restated 1995 Stock Option Plan which provides for the issuance of options to purchase up to an additional 500,000 common shares. In addition in May 2002, our shareholders approved the issuance of a total of 400,000 additional common shares of our stock under the 1995 Stock Option Plan. All employees, officers, directors, consultants and advisors providing services to us are eligible to receive options under the Plans. On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of December 31, 2013, the Company is authorized to issue 301,370 options under the 2004 Stock Incentive Plan; no options can be granted under the amended and restated 1995 Stock Option Plan.

The plans generally provide for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years.

The following summarizes stock option transactions from January 1, 2012 through December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	100,000	$21.31
Issued	-	$-
Exercised	-	$-
Forfeited	(90,000)	$20.97
Outstanding at December 31, 2012	10,000	$24.36	1.0	$-

Options exercisable at December 31, 2012	10,000	$24.36	1.0	$-

Unvested options at December 31, 2012	-	$-	-	$-

Outstanding at December 31, 2012	10,000	$24.36
Issued	-	$-
Exercised	-	$-
Forfeited	(10,000)	$24.36
Outstanding at December 31, 2013	-	$-		$-

Options exercisable at December 31, 2013	-	$-		$-

Unvested options at December 31, 2013	-	$-	-	$-

There were no options granted during the years 2013, 2012 or 2011.

During the years ended December 31, 2013, 2012 and 2011, a total of zero, zero and 51,000 options were exercised with an intrinsic value of approximately zero, zero and $0.1 million, respectively. During the years ended December 31, 2013, 2012 and 2011, there were no options issued. During the year ended December 31, 2013, a total of 10,000 options were forfeited with a fair value of approximately $0.1 million. No options vested during the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, there were no options unvested. For the years ended December 31, 2013 and 2012, there was no compensation expense related to stock option grants.

During the year ended December 31, 2013, we issued 32,880 shares of common stock to members of our Board of Directors and an employee. We recorded compensation expense of $458,800, which was the fair market value of the shares on the grant dates. The shares are fully vested.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2013	2012	2011
Interest paid	$683,475	$718,117	$1,037,301

Federal, state and local income taxes paid - net of refunds	$3,248,181	$2,671,990	$4,690,479

Capitalized interest	$-	$-	$1,394

Fixed asset purchases in accounts payable	$459,941	$618,774	$154,170

14.	SEGMENT INFORMATION

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

Retail. In our retail segment, we sell our products directly to consumers through our consumer and business direct websites, our Lehigh mobile and retail stores and our Rocky outlet store. Our Lehigh operations include a small fleet of trucks, supported by small warehouses that include retail stores, which we refer to as mini-stores. Through our outlet store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins.

Military. While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. Our sales under such contracts are dependent on us winning the bids for these contracts.

We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. The first year of the contract includes a minimum purchase amount of $3.0 million and a maximum of $15.0 million. Shipment of the boots began in the first quarter of 2013. The contract includes an option for four additional years with the same terms.

The following is a summary of segment results for the Wholesale, Retail, and Military segments. Certain amounts from prior year have been reclassified to conform to current year presentation.

	Years Ended December 31,
	2013	2012	2011
NET SALES:
Wholesale	$192,901,438	$186,219,918	$192,923,763
Retail	43,092,829	41,284,731	44,812,808
Military	8,876,464	1,032,401	2,232,199
Total Net Sales	$244,870,731	$228,537,050	$239,968,770

GROSS MARGIN:
Wholesale	$62,420,052	$60,987,243	$67,306,537
Retail	19,856,441	19,475,431	20,695,454
Military	1,265,958	43,303	298,438
Total Gross Margin	$83,542,451	$80,505,977	$88,300,429

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group:

	2013	% of Sales	2012	% of Sales	2011	% of Sales
Work footwear	$123,131,787	50.3%	$116,504,833	51.0%	$121,731,462	50.7%
Western footwear	36,998,504	15.1%	29,998,191	13.1%	25,094,929	10.5%
Duty and commercial military footwear	33,517,114	13.7%	35,023,601	15.3%	34,278,075	14.3%
Outdoor footwear	20,194,524	8.2%	22,387,493	9.8%	26,960,781	11.2%
Lifestyle footwear	10,599,879	4.3%	10,162,700	4.4%	7,276,053	3.0%
Apparel	6,676,075	2.7%	9,651,847	4.2%	12,954,362	5.4%
Other	4,454,968	1.8%	3,556,597	1.6%	9,071,235	3.8%
Military footwear	8,876,464	3.6%	1,032,401	0.5%	2,232,199	0.9%
Royalty income	421,416	0.2%	219,387	0.1%	369,674	0.2%
	$244,870,731	100%	$228,537,050	100%	$239,968,770	100%

Net sales to foreign countries, primarily Canada, represented approximately 2.9% of net sales in 2013, 3.9% of net sales in 2012 and 4.1% of net sales in 2011.

15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (certain amounts from prior year have been reclassified to conform to current year presentation):

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter		Total Year
2013
Net sales	$53,715,476	$59,419,751	$70,176,216		$61,559,288		$244,870,731
Gross margin	18,670,770	20,310,487	22,739,670		21,821,524		83,542,451
Net income	892,096	1,772,280	2,934,196	(a)	1,774,184	(a)	7,372,756
Dividends paid	-	750,357	752,933		751,645		2,254,935

Net income per common share:
Basic	$0.12	$0.24	$0.39		$0.24		$0.98
Diluted	$0.12	$0.24	$0.39		$0.24		$0.98

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2012
Net sales	$53,325,918	$44,408,358	$72,539,400	$58,263,374	$228,537,050
Gross margin	18,022,081	15,351,627	26,182,580	20,949,689	80,505,977
Net income	720,687	218,564	5,367,437	2,548,077	8,854,765

Net income per common share:
Basic	$0.10	$0.03	$0.72	$0.34	$1.18
Diluted	$0.10	$0.03	$0.72	$0.34	$1.18

No cash dividends were paid during 2012.

(a) Includes after-tax acquisition related expenses of $0.1 million and $0.7 million for the third and fourth quarter, respectively, as discussed in Note 16.

16.	ACQUISITION OF CREATIVE RECREATION

On December 13, 2013, we completed the acquisition of certain assets of Kommonwealth, Inc. including the Creative Recreation trademark, a lifestyle footwear brand best known for its popular crossover between athletic sneakers and dress shoes. The total purchase price was $8,722,843 including cash and assumption of certain liabilities. This purchase price is subject to a working capital adjustment. The acquisition was funded by our existing cash balances and funds available under our existing revolving credit facility. We did not have any sales in 2013 related to this acquisition and had net pre-tax operational expenses of $172,418 that was included as a component of income from operations. In addition, we incurred $1,172,047 of acquisition related expenses. The acquisition related expenses were included as a component of income from operations for the year ended December 31, 2013 and consisted of the following:

Investment banker fees	$503,072
Professional fees	187,585
Valuation services	37,561
Stock compensation expense	290,800
Freight and warehousing expenses	86,726
Travel Expenses	66,303

Total acquisition related expenses	$1,172,047

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations, with the excess of the fair market value of the assets acquired and liabilities assumed in excess of the purchase price recorded as a gain on purchase. Based on the purchase price allocation, the purchase price resulted in a gain on purchase. The purchase price allocation is based upon certain estimates made by management with the assistance of an independent, third-party valuation company.

Purchase Price Allocation

We negotiated the respective purchase prices of the assets based on the expected cash flows to be derived from the assets after integration into our existing sourcing and distribution networks. The acquisition purchase price was allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and the assistance of third-party appraisals. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Purchase Price	$2,229,000

Preliminary Allocation of Purchase Price

Accounts receivable	(1,081,764)
Inventories	(1,162,360)
Prepaid expenses and deposits	(82,339)
Property and equipment	(698,355)
Trademarks	(5,100,000)
Customer relationships	(1,200,000)

Total assets acquired	(9,324,818)

Accounts payable	6,493,843

Net gain on purchase	$(601,975)

Intangible assets related to the acquisitions represent the fair value of trademarks and customer relationships. See Note 3 intangible assets.

