Form 10-Q
period 2014-03-31
ROCKY BRANDS, INC.
filed 2014-05-01
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

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

As of April 25, 2014, 7,539,808 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

TABLE OF CONTENTS

		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2014 and 2013 (Unaudited), and December 31, 2013	3

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	5

	Notes to the Interim Unaudited Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2014 and 2013	6 –13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURE		22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013	March 31, 2013
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,203,846	$4,215,617	$1,865,887
Trade receivables – net	52,735,602	49,069,668	42,329,436
Other receivables	357,133	325,888	461,297
Inventories	78,308,659	78,171,670	68,258,101
Income tax receivable	759,938	242,228	1,077,092
Deferred income taxes	1,104,050	1,104,050	1,252,030
Prepaid expenses	2,708,168	2,529,407	2,903,410
Total current assets	140,177,396	135,658,528	118,147,253

FIXED ASSETS – net	27,971,316	26,205,080	24,465,470
IDENTIFIED INTANGIBLES	36,773,351	36,807,099	30,490,800
OTHER ASSETS	322,863	354,051	328,242
TOTAL ASSETS	$205,244,926	$199,024,758	$173,431,765

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$19,583,618	$11,486,473	$11,426,322
Accrued expenses:
Salaries and wages	899,044	659,002	771,501
Taxes - other	563,816	901,116	633,200
Accrued freight	1,055,875	1,143,848	699,073
Commissions	522,301	698,435	325,061
Accrued duty	1,680,971	1,444,369	-
Other	1,110,371	1,083,196	1,222,878
Total current liabilities	25,415,996	17,416,439	15,078,035

LONG TERM DEBT	36,590,000	38,388,198	20,252,298
DEFERRED INCOME TAXES	11,750,718	11,750,718	11,148,333
DEFERRED LIABILITIES	255,906	255,906	255,906
TOTAL LIABILITIES	74,012,620	67,811,261	46,734,572

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2014 - 7,539,808; December 31, 2013 - 7,536,448 and March 31, 2013 - 7,516,448	70,202,570	70,153,570	69,862,770
Retained earnings	61,029,736	61,059,927	56,834,423
Total shareholders' equity	131,232,306	131,213,497	126,697,193
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$205,244,926	$199,024,758	$173,431,765

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
NET SALES	$65,783,284	$53,715,476

COST OF GOODS SOLD	43,930,135	35,044,706

GROSS MARGIN	21,853,149	18,670,770

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,515,539	17,164,182

INCOME FROM OPERATIONS	1,337,610	1,506,588

OTHER INCOME AND (EXPENSES):
Interest expense, net	(218,673)	(129,558)
Other – net	(6,149)	(4,934)
Total other - net	(224,822)	(134,492)

INCOME BEFORE INCOME TAXES	1,112,788	1,372,096

INCOME TAX EXPENSE	389,000	480,000

COMPREHENSIVE INCOME	$723,788	$892,096

NET INCOME PER SHARE
Basic	$0.10	$0.12
Diluted	$0.10	$0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,539,733	7,516,162
Diluted	7,539,733	7,516,162

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$723,788	$892,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,645,382	1,532,135
Loss (gain) on disposal of fixed assets	42,772	(10,046)
Stock compensation expense	49,000	168,000
Change in assets and liabilities
Receivables	(3,697,179)	2,340,308
Inventories	(136,989)	(1,061,856)
Other current assets	(696,471)	(1,852,776)
Other assets	31,188	35,506
Accounts payable	7,897,364	1,709,723
Accrued and other liabilities	(97,588)	(759,729)

Net cash provided by operating activities	5,761,267	2,993,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,248,711)	(1,949,812)
Investment in trademarks and patents	-	(4,901)
Proceeds from sale of fixed assets	27,850	13,702

Net cash used in investing activities	(3,220,861)	(1,941,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	18,224,187	12,535,958
Repayments of revolving credit facility	(20,022,385)	(15,745,000)
Dividends paid on common stock	(753,979)	-

Net cash used in financing activities	(2,552,177)	(3,209,042)

DECREASE IN CASH AND CASH EQUIVALENTS	(11,771)	(2,156,692)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,215,617	4,022,579

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,203,846	$1,865,887

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $860,000, $781,000 and $697,000 at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Unaudited)		(Unaudited)

Raw materials	$13,368,153	$10,958,796	$13,363,226
Work-in-process	1,035,510	660,910	663,388
Finished goods	64,013,146	66,657,704	54,341,967
Reserve for obsolescence or lower of cost or market	(108,150)	(105,740)	(110,480)
Total	$78,308,659	$78,171,670	$68,258,101

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013

Interest	$193,354	$130,957

Federal, state and local income taxes, net of refunds	$906,060	$1,872,280

Fixed asset purchases in accounts payable	$659,722	$404,855

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2014 and 2013 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Weighted average shares outstanding	7,539,733	7,516,162

Dilutive stock options	-	-

Dilutive weighted average shares outstanding	7,539,733	7,516,162

Anti-dilutive stock options/weighted average shares outstanding	-	9,322

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

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

Accounting standards not yet adopted

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1. The component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. 2. The component of an entity or group of components of an entity is disposed of by sale. 3. The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). The update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years

7.	INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2010. State jurisdictions that remain subject to examination range from 2009 to 2012. Foreign jurisdiction tax returns that remain subject to examination range from 2007 to 2012 for Canada and from 2007 to 2012 for Puerto Rico. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of March 31, 2014, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 35% and 35% for the three months ended March 31, 2014 and 2013, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2014 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,584,855	2,228,415	356,440
Customer relationships	2,200,000	1,026,667	1,173,333
Total Identified Intangibles	$40,028,433	$3,255,082	$36,773,351

	Gross	Accumulated	Carrying
December 31, 2013	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,584,855	2,214,667	370,188
Customer relationships	2,200,000	1,006,667	1,193,333
Total Identified Intangibles	$40,028,433	$3,221,334	$36,807,099

	Gross	Accumulated	Carrying
March 31, 2013 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,521,304	2,174,082	347,222
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,664,882	$3,174,082	$30,490,800

Amortization expense for intangible assets was $33,748 and $12,903 for the three months ended March 31, 2014 and 2013, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2015	$134,246
2016	131,471
2017	126,904
2018	120,760
2019	112,776

As discussed further in Note 13, during late 2013, we acquired substantially all the assets of Kommonwealth, Inc. including the Creative Recreation trademark. As part of this acquisition, we recorded the fair value of the trademark of $5.1 million and the fair value of the customer relationship of $1.2 million. The trademark is an indefinite-lived intangible asset and will be reviewed annually for impairment or as events occur that would require a more frequent review. The customer relationship intangible will be amortized over 15 years.

9.	CAPITAL STOCK

On May 11, 2004, our shareholders approved the 2004 Stock Incentive Plan. The Plan includes 750,000 of our common shares that may be granted for stock options and restricted stock awards. As of March 31, 2014, we were authorized to issue approximately 229,010 shares under our existing plans.

The Plan generally provides for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to five years, and lives not exceeding ten years. There were 23,000 stock options granted on January 2, 2014, each with an exercise price of $14.57. There were also 23,000 restricted stock units and 23,000 performance share units granted on January 2, 2014, which restricted stock units will vest 20% per year beginning on January 2, 2015 and which performance share units will vest based upon performance in fiscal 2014 and fiscal 2015.

During the three month period ended March 31, 2014, we issued 3,360 shares of common stock to members of our Board of Directors. We recorded compensation expense of $49,000, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, mail order catalogs, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Retail includes all sales from our consumer websites, stores and all sales in our Lehigh division. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
NET SALES:
Wholesale	$53,080,807	$41,998,417
Retail	11,105,011	10,837,645
Military	1,597,466	879,414
Total Net Sales	$65,783,284	$53,715,476

GROSS MARGIN:
Wholesale	$16,620,634	$13,569,861
Retail	5,021,663	4,979,400
Military	210,852	121,509
Total Gross Margin	$21,853,149	$18,670,770

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At March 31, 2014, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2014, we had $36.6 million in borrowings under this facility and total capacity of $70 million.

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

The only asset or liability measured at fair value on a recurring basis by the Company at March 31, 2014, December 31, 2013 and March 31, 2013 was cash and cash equivalents of $4,203,846, $4,215,617 and $1,865,887, respectively. Cash and cash equivalents are considered to be Level 1.

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

Intangible assets related to the acquisitions represent the fair value of trademarks and customer relationships. See Note 8 intangible assets.

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

	Three Months Ended
	March 31,
	2014	2013
Net Sales	100.0%	100.0%
Cost Of Goods Sold	66.8%	65.2%
Gross Margin	33.2%	34.8%

Selling, General and Administrative Expenses	31.2%	32.0%

Income From Operations	2.0%	2.8%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales. Net sales for the three months ended March 31, 2014 were $65.8 million compared to $53.7 million for the same period in 2013. Wholesale sales for the three months ended March 31, 2014 were $53.1 million compared to $42.0 million for the same period in 2013. The $11.1 million increase in wholesale sales was the result of a $3.7 million increase in our lifestyle footwear category which was primarily the result of the additional sales from the Creative Recreation brand, a $3.4 million increase in our work footwear category, a $1.5 million increase in our western footwear category, a $0.9 million increase in our duty footwear category, a $0.8 million increase in our outdoor footwear category and a $0.8 million increase in our commercial military footwear category. Retail sales for the three months ended March 31, 2014 were $11.1 million compared to $10.8 million for the same period in 2013. Military segment sales for the three months ended March 31, 2014, were $1.6 million, compared to $0.9 million in the same period in 2013. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the three months ended March 31, 2014 was $21.9 million, or 33.2% of net sales, compared to $18.7 million, or 34.8% of net sales, in the same period last year. Wholesale gross margin for the three months ended March 31, 2014 was $16.6 million, or 31.3% of net sales, compared to $13.6 million, or 32.3% of net sales, in the same period last year. The 100 basis point decrease was primarily due to product sale at reduced prices to a key retail partner that reduced margins in the quarter. The Retail gross margin for the three months ended March 31, 2014 was $5.0 million, or 45.2% of net sales, compared to $5.0 million, or 45.9% of net sales, for the same period in 2013. The 70 basis point decrease was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the three months ended March 31, 2014 was $0.2 million, or 13.2% of net sales, compared to $0.1 million, or 13.8% of net sales, for the same period in 2013.

SG&A expenses. SG&A expenses were $20.5 million, or 31.2% of net sales, for the three months ended March 31, 2014, compared to $17.2 million, or 32.0% of net sales for the same period in 2013. The net increase primarily related to the additional expenses of $1.6 million related to the Creative Recreation business, higher selling and distribution expenses of $0.9 million related to the increase in sales and higher advertising expenses of $0.3 million.

Interest expense. Interest expense was $0.2 million in the three months ended March 31, 2014, compared to $0.1 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended March 31, 2014 was $0.4 million, compared to $0.5 million for the same period a year ago. We provided for income taxes at effective tax rates of 35% for 2014 and 2013.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $3.2 million for the first three months of 2014, compared to $1.9 million for the same period in 2013. Total capital expenditures for 2014 are anticipated to be approximately $8.4 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At March 31, 2014, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2014, we had $36.6 million in borrowings under this facility and total capacity of $70.0 million.

We believe that our existing credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Operating Activities. Cash provided by operating activities totaled $5.8 million for the three months ended March 31, 2014, compared to $3.0 million in the same period of 2013. Cash provided by operating activities for the three months ended March 31, 2014 was primarily impacted by increases in accounts payable, partially offset by increases receivables. Cash provided by operating activities for the three months ended March 31, 2013 was primarily impacted by decreases in accounts receivable and increases in accounts payable, partially offset by increases in inventory and other current assets, primarily income tax receivables. Inventory levels were higher due to the early receipts of fall season goods.

Investing Activities. Cash used in investing activities was $3.2 million for the three months ended March 31, 2014, compared to $1.9 million in the same period of 2013. Cash used in investing activities reflects an investment in property, plant and equipment of $3.2 million in 2014 and $1.9 million in 2013. Our 2014 and 2013 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2014 was $2.6 million and was related to a net reduction under the revolving credit facility and for the payment of dividends on our common stock. Cash used in financing activities for the three months ended March 31, 2013 was $3.2 million and was entirely related to a net reduction under the revolving credit facility.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2013.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*           Filed with this report.

+           Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: May 1, 2014	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

