Form 10-Q
period 2014-06-30
ROCKY BRANDS, INC.
filed 2014-07-30
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, 7,546,654 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013	June 30, 2013
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,960,134	$4,215,617	$2,855,524
Trade receivables – net	54,088,664	49,069,668	46,429,928
Other receivables	754,889	325,888	496,669
Inventories	86,438,290	78,171,670	81,159,941
Income tax receivable	7,039	242,228	270,878
Deferred income taxes	1,104,050	1,104,050	1,252,030
Prepaid expenses	2,657,619	2,529,407	2,862,360
Total current assets	149,010,685	135,658,528	135,327,330
FIXED ASSETS – net	27,641,771	26,205,080	24,418,143
IDENTIFIED INTANGIBLES	36,741,214	36,807,099	30,503,659
OTHER ASSETS	348,958	354,051	330,743
TOTAL ASSETS	$213,742,628	$199,024,758	$190,579,875
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$18,433,803	$11,486,473	$15,252,448
Accrued expenses:
Salaries and wages	2,127,934	659,002	1,157,593
Taxes - other	539,919	901,116	793,439
Accrued freight	858,244	1,143,848	652,695
Commissions	698,799	698,435	584,890
Accrued duty	2,430,325	1,444,369	-
Other	1,157,565	1,083,196	1,577,503
Total current liabilities	26,246,589	17,416,439	20,018,568
LONG TERM DEBT	43,359,640	38,388,198	31,438,173
DEFERRED INCOME TAXES	11,750,718	11,750,718	11,148,333
DEFERRED LIABILITIES	293,823	255,906	255,906
TOTAL LIABILITIES	81,650,770	67,811,261	62,860,980
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2014 - 7,543,210; December 31, 2013 - 7,536,448 and June 30, 2013 - 7,516,448	70,304,984	70,153,570	69,862,770
Retained earnings	61,786,874	61,059,927	57,856,125
Total shareholders' equity	132,091,858	131,213,497	127,718,895
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$213,742,628	$199,024,758	$190,579,875

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET SALES	$68,822,520	$59,419,751	$134,605,804	$113,135,227

COST OF GOODS SOLD	46,236,858	39,109,264	90,166,993	74,153,970

GROSS MARGIN	22,585,662	20,310,487	44,438,811	38,981,257

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,041,283	17,441,736	40,556,822	34,605,918

INCOME FROM OPERATIONS	2,544,379	2,868,751	3,881,989	4,375,339

OTHER INCOME AND (EXPENSES):
Interest expense, net	(225,299)	(147,194)	(443,972)	(276,752)
Other – net	6,381	4,723	232	(211)
Total other - net	(218,918)	(142,471)	(443,740)	(276,963)

INCOME BEFORE INCOME TAXES	2,325,461	2,726,280	3,438,249	4,098,376

INCOME TAX EXPENSE	814,000	954,000	1,203,000	1,434,000

COMPREHENSIVE INCOME	$1,511,461	$1,772,280	$2,235,249	$2,664,376

NET INCOME PER SHARE
Basic	$0.20	$0.24	$0.30	$0.35
Diluted	$0.20	$0.24	$0.30	$0.35

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,543,173	7,516,448	7,541,462	7,516,306
Diluted	7,543,173	7,516,448	7,541,462	7,516,306

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,235,249	$2,664,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,380,985	3,129,940
Loss on disposal of fixed assets	110,065	10,714
Stock compensation expense	151,414	168,000
Change in assets and liabilities
Receivables	(5,447,997)	(1,795,556)
Inventories	(8,266,620)	(13,963,696)
Other current assets	106,977	(1,005,512)
Other assets	5,093	32,784
Accounts payable	7,273,763	5,658,892
Accrued and other liabilities	1,920,737	354,678

Net cash provided by (used in) operating activities	1,469,666	(4,745,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,214,536)	(3,654,890)
Investment in trademarks and patents	(1,603)	(31,062)
Proceeds from sale of fixed assets	27,850	37,801

Net cash used in investing activities	(5,188,289)	(3,648,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	41,443,827	36,896,833
Repayments of revolving credit facility	(36,472,385)	(28,920,000)
Dividends paid on common stock	(1,508,302)	(750,357)

Net cash provided by financing activities	3,463,140	7,226,476

DECREASE IN CASH AND CASH EQUIVALENTS	(255,483)	(1,167,055)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,215,617	4,022,579

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,960,134	$2,855,524

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $887,000, $781,000 and $820,000 at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
	2014	2013	2013
	(Unaudited)		(Unaudited)

Raw materials	$16,017,918	$10,958,796	$15,478,537
Work-in-process	1,081,286	660,910	1,010,923
Finished goods	69,421,166	66,657,704	64,787,021
Reserve for obsolescence or lower of cost or market	(82,080)	(105,740)	(116,540)
Total	$86,438,290	$78,171,670	$81,159,941

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013

Interest	$387,994	$269,953

Federal, state and local income taxes, net of refunds	$964,750	$2,020,008

Fixed asset purchases in accounts payable	$133,508	$281,812

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2014 and 2013 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average shares outstanding	7,543,173	7,516,448	7,541,462	7,516,306

Dilutive stock options	-	-	-	-

Dilutive weighted average shares outstanding	7,543,173	7,516,448	7,541,462	7,516,306

Anti-dilutive stock options/weighted average shares outstanding	-	9,000	-	9,160

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

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

Accounting standards not yet adopted

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1. The component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. 2. The component of an entity or group of components of an entity is disposed of by sale. 3. The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). The update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We have not yet determined the impact this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not yet determined the impact this ASU will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718). Some share-based payment awards that require a specific performance target to be achieved before the employee can benefit from the award, also require an employee to render service until the performance target is achieved. In some cases, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be entitled to benefit from the award regardless of whether the employee is rendering service on the date the performance target is achieved. Some entities account for those performance targets as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value. Others treat them as nonvesting conditions that affect the grant-date fair value of the award. The amendments apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The update is effective for public entities for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We have not yet determined the impact this ASU will have on our consolidated financial statements.

7.	INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2010. State jurisdictions that remain subject to examination range from 2009 to 2012. Foreign jurisdiction tax returns that remain subject to examination range from 2008 to 2013 for Canada and from 2008 to 2013 for Puerto Rico. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of June 30, 2014, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 35% for the three and six months ended June 30, 2014 and 2013.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2014 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,586,460	2,242,157	344,303
Customer relationships	2,200,000	1,046,667	1,153,333
Total Identified Intangibles	$40,030,038	$3,288,824	$36,741,214

	Gross	Accumulated	Carrying
December 31, 2013	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,584,855	2,214,667	370,188
Customer relationships	2,200,000	1,006,667	1,193,333
Total Identified Intangibles	$40,028,433	$3,221,334	$36,807,099

	Gross	Accumulated	Carrying
June 30, 2013 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,547,465	2,187,384	360,081
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,691,043	$3,187,384	$30,503,659

Amortization expense for intangible assets was $32,137 and $13,302 for the three months ended June 30, 2014 and 2013, respectively and $65,885 and $26,205 for the six months ended June 30, 2014 and 2013, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2015	$134,353
2016	131,578
2017	127,011
2018	120,867
2019	112,883

As discussed further in Note 13, on December 13, 2013, we acquired certain assets of Kommonwealth, Inc. including the Creative Recreation trademark. As part of this acquisition, we recorded the fair value of the trademark of $5.1 million and the fair value of the customer relationship of $1.2 million. The trademark is an indefinite-lived intangible asset and will be reviewed annually for impairment or as events occur that would require a more frequent review. The customer relationship intangible will be amortized over 15 years.

9.	CAPITAL STOCK

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “Plan”). The Plan includes 500,000 of our common shares that may be granted under various types of awards described in the Plan. As of June 30, 2014, we were authorized to issue 431,000 shares under the plan.

Service Based Restricted Stock

During the first six months of 2014, we issued 23,000 shares of restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $14.57 per unit, which was the closing price of our stock on the last trading date prior to the grant date. During the first six months of 2014, we recorded expense of $40,278 related to these restricted stock units.

Performance Based Restricted Stock

During the first six months of 2014, made available up to 23,000 shares of performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end fiscal year 2015. During the first six months of 2014, we did not record any expense related to these restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

During the first six months of 2014, we issued 23,000 shares of stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $14.57 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $5.94 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 52.04%, a risk free interest rate of 2.41%, a dividend yield of 2.75% and an employee forfeiture rate of 3.8%. During the first six months of 2014, we recorded expense of $13,137 related to these stock options.

The following summarizes stock option transactions from January 1, 2014 through June 30, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2014	-	$-
Issued	23,000	$14.57
Exercised	-	$-
Forfeited	-	$-
Options outstanding at June 30, 2014	23,000	$14.57

Options exercisable at:
January 1, 2014	-	$-
June 30, 2014	-	$-
Unvested options at June 30, 2014	23,000	$14.57

During the three and six month periods ended June 30, 2014, we issued 3,402 and 6,762 shares of common stock to members of our Board of Directors, respectively. We recorded compensation expense of $49,000 and $98,000 for the three and six month periods ended June 30, 2014, respectively, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET SALES:
Wholesale	$56,712,072	$45,839,745	$109,792,879	$87,838,162
Retail	10,064,663	9,776,433	21,169,674	20,614,078
Military	2,045,785	3,803,573	3,643,251	4,682,987
Total Net Sales	$68,822,520	$59,419,751	$134,605,804	$113,135,227

GROSS MARGIN:
Wholesale	$18,155,363	$15,198,460	$34,775,997	$28,768,321
Retail	4,159,166	4,581,459	9,180,829	9,560,859
Military	271,133	530,568	481,985	652,077
Total Gross Margin	$22,585,662	$20,310,487	$44,438,811	$38,981,257

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At June 30, 2014, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2014, we had $43.4 million in borrowings under this facility and total capacity of $70 million.

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

The only asset or liability measured at fair value on a recurring basis by the Company at June 30, 2014, December 31, 2013 and June 30, 2013 was cash and cash equivalents of $3,960,134, $4,215,617 and $2,855,524, respectively. Cash and cash equivalents are considered to be Level 1.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Creative Recreation

In December 2013, we completed the acquisition of certain assets of Kommonwealth, Inc. including the Creative Recreation trademark. Headquartered in Los Angeles, California, since 2002, Creative Recreation was first to create and market a versatile footwear brand that could easily transition between casual and more formal environments. Creative Recreation’s collections of upscale sneakers quickly gained strong acceptance and support from a wide array of key influencers across multiple categories including music, sports, and acting. Creative Recreation’s ability to successfully fuse style and versatility across a diversified assortment of products has created a wide target demographic and a strong distribution network that spans multiple channels and price points.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	67.2%	65.8%	67.0%	65.5%
Gross Margin	32.8%	34.2%	33.0%	34.5%

Selling, General and Administrative Expenses	29.1%	29.4%	30.1%	30.6%

Income From Operations	3.7%	4.8%	2.9%	3.9%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net sales. Net sales for the three months ended June 30, 2014 were $68.8 million compared to $59.4 million for the same period in 2013. Wholesale sales for the three months ended June 30, 2014 were $56.7 million compared to $45.8 million for the same period in 2013. The $10.9 million increase in wholesale sales was the result of a $2.8 million increase in our lifestyle footwear category which was primarily the result of the additional sales from the Creative Recreation brand, a $2.2 million increase in our western footwear category, a $1.9 million increase in our outdoor footwear category, a $1.5 million increase in our commercial military footwear category and a $1.3 million increase in our work footwear category. Retail sales for the three months ended June 30, 2014 were $10.1 million compared to $9.8 million for the same period in 2013. Military segment sales for the three months ended June 30, 2014, were $2.0 million, compared to $3.8 million in the same period in 2013. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the three months ended June 30, 2014 was $22.6 million, or 32.8% of net sales, compared to $20.3 million, or 34.2% of net sales, in the same period last year. Wholesale gross margin for the three months ended June 30, 2014 was $18.2 million, or 32.0% of net sales, compared to $15.2 million, or 33.2% of net sales, in the same period last year. The 120 basis point decrease was primarily due to product sale at reduced prices to a key retail partner that reduced margins in the quarter. The Retail gross margin for the three months ended June 30, 2014 was $4.2 million, or 41.3% of net sales, compared to $4.6 million, or 46.9% of net sales, for the same period in 2013. The 560 basis point decrease was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the three months ended June 30, 2014 was $0.3 million, or 13.3% of net sales, compared to $0.5 million, or 13.9% of net sales, for the same period in 2013.

SG&A expenses. SG&A expenses were $20.0 million, or 29.1% of net sales, for the three months ended June 30, 2014, compared to $17.4 million, or 29.4% of net sales for the same period in 2013. The $2.6 million increase primarily related to the additional expenses of $1.6 million related to the Creative Recreation business and higher compensation expenses of $0.9 million related to a new mid-year bonus program that wasn’t in place in the prior year.

Interest expense. Interest expense was $0.2 million in the three months ended June 30, 2014, compared to $0.1 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended June 30, 2014 was $0.8 million, compared to $1.0 million for the same period a year ago. We provided for income taxes at effective tax rates of 35% in 2014 and 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net sales. Net sales for the six months ended June 30, 2014 were $134.6 million compared to $113.1 million for the same period in 2013. Wholesale sales for the six months ended June 30, 2014 were $109.8 million compared to $87.8 million for the same period in 2013. The $22.0 million increase in wholesale sales was the result of a $6.5 million increase in our lifestyle footwear category which was primarily the result of the additional sales from the Creative Recreation brand, a $4.7 million increase in our work footwear category, a $3.7 million increase in our western footwear category, a $2.7 million increase in our outdoor footwear category, a $2.3 million increase in our commercial military footwear category and a $1.4 million increase in our duty footwear category. Retail sales for the six months ended June 30, 2014 were $21.2 million compared to $20.6 million for the same period in 2013. Military segment sales for the six months ended June 30, 2014, were $3.6 million, compared to $4.7 million in the same period in 2013. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the six months ended June 30, 2014 was $44.4 million, or 33.0% of net sales, compared to $39.0 million, or 34.5% of net sales, in the same period last year. Wholesale gross margin for the six months ended June 30, 2014 was $34.8 million, or 31.7% of net sales, compared to $28.8 million, or 32.8% of net sales, in the same period last year. The 110 basis point decrease was primarily due to product sale at reduced prices to a key retail partner that reduced margins in the period. The Retail gross margin for the six months ended June 30, 2014 was $9.2 million, or 43.4% of net sales, compared to $9.6 million, or 46.4% of net sales, for the same period in 2013. The 300 basis point decrease was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the six months ended June 30, 2014 was $0.5 million, or 13.2% of net sales, compared to less than $0.7 million, or 13.9% of net sales, for the same period in 2013.

SG&A expenses. SG&A expenses were $40.6 million, or 30.1% of net sales, for the six months ended June 30, 2014, compared to $34.6 million, or 30.6% of net sales for the same period in 2013. The $6.0 million increase primarily related to the additional expenses of $3.3 million related to the Creative Recreation business and higher compensation expenses of $1.4 million related primarily to a new mid-year bonus program that wasn’t in place in the prior year.

Interest expense. Interest expense was $0.4 million in the six months ended June 30, 2014, compared to $0.3 million for the same period in the prior year.

Income taxes. Income tax expense for the six months ended June 30, 2014 was $1.2 million, compared to $1.4 million for the same period a year ago. We provided for income taxes at effective tax rates of 35% in 2014 and 2013.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $5.2 million for the first six months of 2014, compared to $3.7 million for the same period in 2013. Total capital expenditures for 2014 are anticipated to be approximately $8.4 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At June 30, 2014, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2014, we had total $43.4 million in borrowings under this facility and total capacity of $70.0 million.

We believe that our existing credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Operating Activities. Cash provided by operating activities totaled $1.5 million for the six months ended June 30, 2014, compared to cash used in operating activities of $4.7 million in the same period of 2013. Cash provided operating activities for the six months ended June 30, 2014 was primarily impacted by increases in accounts payable, partially offset by increases in accounts receivable and inventory. Cash used in operating activities for the six months ended June 30, 2013 was primarily impacted by increases in inventory and accounts receivable, partially offset by increases in accounts payable.

Investing Activities. Cash used in investing activities was $5.2 million for the six months ended June 30, 2014, compared to $3.6 million in the same period of 2013. Cash used in investing activities reflects an investment in property, plant and equipment of $5.2 million in 2014 and $3.7 million in 2013. Our 2014 and 2013 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2014 was $3.5 million and was primarily related to a net increase under the revolving credit facility of $5.0 million, partially offset by the payment $1.5 million of dividends on common stock. Cash used in financing activities for the six months ended June 30, 2013 was $7.2 million, partially offset by the payment of $0.8 million of dividends on common stock.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSRES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.
31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.
32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101+	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: July 30, 2014	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

