Form 10-Q
period 2014-09-30
ROCKY BRANDS, INC.
filed 2014-10-29
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, 7,550,126 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013	September 30, 2013
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,327,710	$4,215,617	$4,580,425
Trade receivables – net	61,650,439	49,069,668	60,620,981
Other receivables	503,371	325,888	358,717
Inventories	90,115,460	78,171,670	78,900,140
Income tax receivable	-	242,228	-
Deferred income taxes	1,137,429	1,104,050	1,223,479
Prepaid expenses	2,577,125	2,529,407	2,259,419
Total current assets	160,311,534	135,658,528	147,943,161
FIXED ASSETS – net	27,266,880	26,205,080	24,978,962
IDENTIFIED INTANGIBLES	36,707,473	36,807,099	30,511,954
OTHER ASSETS	267,041	354,051	291,862
TOTAL ASSETS	$224,552,928	$199,024,758	$203,725,939

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$18,829,425	$11,486,473	$13,099,826
Accrued expenses:
Salaries and wages	1,572,232	659,002	1,343,374
Taxes - other	443,172	901,116	654,143
Accrued freight	495,319	1,143,848	896,795
Commissions	592,185	698,435	535,842
Accrued duty	2,674,224	1,444,369	-
Income tax payable	882,770	-	1,027,176
Other	1,119,849	1,083,196	2,550,044
Total current liabilities	26,609,176	17,416,439	20,107,200
LONG TERM DEBT	50,687,596	38,388,198	42,366,415
DEFERRED INCOME TAXES	12,448,842	11,750,718	11,096,260
DEFERRED LIABILITIES	255,906	255,906	255,906
TOTAL LIABILITIES	90,001,520	67,811,261	73,825,781
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2014 - 7,546,654; December 31, 2013 - 7,536,448 and September 30, 2013 - 7,516,448	70,380,692	70,153,570	69,862,770
Retained earnings	64,170,716	61,059,927	60,037,388
Total shareholders' equity	134,551,408	131,213,497	129,900,158
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$224,552,928	$199,024,758	$203,725,939

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET SALES	$72,729,678	$70,176,216	$207,335,482	$183,311,443

COST OF GOODS SOLD	48,455,886	47,436,546	138,622,879	121,590,516

GROSS MARGIN	24,273,792	22,739,670	68,712,603	61,720,927

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,363,984	18,341,247	59,920,806	52,947,165

INCOME FROM OPERATIONS	4,909,808	4,398,423	8,791,797	8,773,762

OTHER INCOME AND (EXPENSES):
Interest expense, net	(252,972)	(200,129)	(696,944)	(476,881)
Other – net	(25,855)	73,484	(25,623)	73,273
Total other - net	(278,827)	(126,645)	(722,567)	(403,608)

INCOME BEFORE INCOME TAXES	4,630,981	4,271,778	8,069,230	8,370,154

INCOME TAX EXPENSE	1,492,474	1,337,582	2,695,474	2,771,582

COMPREHENSIVE INCOME	$3,138,507	$2,934,196	$5,373,756	$5,598,572

NET INCOME PER SHARE
Basic	$0.42	$0.39	$0.71	$0.74
Diluted	$0.42	$0.39	$0.71	$0.74

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,546,617	7,516,448	7,543,199	7,516,354
Diluted	7,546,617	7,516,448	7,543,199	7,516,354

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,373,756	$5,598,572
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,082,183	4,678,251
Deferred income taxes	664,745	(23,522)
Loss on disposal of fixed assets	103,362	29,162
Stock compensation expense	227,122	168,000
Change in assets and liabilities
Receivables	(12,758,254)	(15,848,657)
Inventories	(11,943,790)	(11,703,895)
Other current assets	194,510	(131,693)
Other assets	87,010	71,665
Accounts payable	7,631,855	3,373,121
Accrued and other liabilities	1,849,784	2,595,932
Net cash used in operating activities	(3,487,717)	(11,193,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,497,079)	(5,645,646)
Investment in trademarks and patents	(1,605)	(52,854)
Proceeds from sale of fixed assets	62,062	47,625
Net cash used in investing activities	(6,436,622)	(5,650,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	63,791,783	59,240,075
Repayments of revolving credit facility	(51,492,385)	(40,335,000)
Dividends paid on common stock	(2,262,966)	(1,503,290)
Net cash provided by financing activities	10,036,432	17,401,785

INCREASE IN CASH AND CASH EQUIVALENTS	112,093	557,846

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,215,617	4,022,579

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,327,710	$4,580,425

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $869,000, $781,000 and $589,000 at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
	2014	2013	2013
	(Unaudited)		(Unaudited)

Raw materials	$14,137,888	$10,958,796	$12,196,363
Work-in-process	1,083,312	660,910	752,869
Finished goods	74,976,930	66,657,704	66,070,208
Reserve for obsolescence or lower of cost or market	(82,670)	(105,740)	(119,300)
Total	$90,115,460	$78,171,670	$78,900,140

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013

Interest	$609,004	$479,280

Federal, state and local income taxes, net of refunds	$901,852	$2,081,478

Fixed asset purchases in accounts payable	$171,038	$414,961

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2014 and 2013 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average shares outstanding	7,546,617	7,516,448	7,543,199	7,516,354

Dilutive stock options	-	-	-	-

Dilutive weighted average shares outstanding	7,546,617	7,516,448	7,543,199	7,516,354

Anti-dilutive stock options/weighted average shares outstanding	-	8,413	-	8,908

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The update is effective for public entities for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We have not yet determined the impact this ASU will have on our consolidated financial statements.

7.	INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2011. State jurisdictions that remain subject to examination range from 2010 to 2013. Foreign jurisdiction tax returns that remain subject to examination range from 2008 to 2013 for Canada and from 2008 to 2013 for Puerto Rico.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of September 30, 2014, no such expenses have been recognized.

We provided for income taxes at an estimated effective tax rate of 31.8% and 35.0% for the nine months ended September 30, 2014 and 2013, respectively. In the third quarter of 2014, we reduced our estimated effective tax rate for the expected permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

During the three and nine month periods ended September 30, 2014, we recognized an increase to income tax expense of $0.1 million related to the filing of our 2013 Federal income tax return and our annual tax return to tax provision calculation adjustment which increased our effective tax rates for the three and nine-month period ended September 30, 2014 to 32.2% and 33.4%, respectively.

During the three and nine month periods ended September 30, 2013, we recognized a decrease to income tax expense of $0.2 million related to the filing of our 2012 Federal income tax return and our annual tax return to tax provision calculation adjustment which decreased our effective tax rates for the three and nine-month period ended September 30, 2013 to 31.3% and 33.1%, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2014 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,586,460	2,255,898	330,562
Customer relationships	2,200,000	1,066,667	1,133,333
Total Identified Intangibles	$40,030,038	$3,322,565	$36,707,473

	Gross	Accumulated	Carrying
December 31, 2013	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,584,855	2,214,667	370,188
Customer relationships	2,200,000	1,006,667	1,193,333
Total Identified Intangibles	$40,028,433	$3,221,334	$36,807,099

	Gross	Accumulated	Carrying
September 30, 2013 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$27,243,578	$-	$27,243,578
Retail	2,900,000	-	2,900,000
Patents	2,569,257	2,200,881	368,376
Customer relationships	1,000,000	1,000,000	-
Total Identified Intangibles	$33,712,835	$3,200,881	$30,511,954

Amortization expense for intangible assets was $33,742 and $13,497 for the three months ended September 30, 2014 and 2013, respectively and $101,231 and $39,702 for the nine months ended September 30, 2014 and 2013, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2015	$134,353
2016	131,578
2017	127,011
2018	120,867
2019	112,883

As discussed further in Note 13, on December 13, 2013 we acquired certain assets of Kommonwealth, Inc. including the Creative Recreation trademark. As part of this acquisition, we recorded the fair value of the trademark of $5.1 million and the fair value of the customer relationship of $1.2 million. The trademark is an indefinite-lived intangible asset and will be reviewed annually for impairment or as events occur that would require a more frequent review. The customer relationship intangible will be amortized over 15 years.

9.	CAPITAL STOCK

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “Plan”). The Plan includes 500,000 of our common shares that may be granted under various types of awards described in the Plan. As of September 30, 2014, we were authorized to issue 427,556 shares under the plan.

Service Based Restricted Stock

During the first nine months of 2014, we issued 23,000 shares of restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $14.57 per unit, which was the closing price of our stock on the last trading date prior to the grant date. During the three and nine month periods ended September 30, 2014, we recorded expense of $20,139 and $60,416, respectively, related to these restricted stock units.

Performance Based Restricted Stock

During the first nine months of 2014, we made available up to 23,000 shares of performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2015. During the three and nine month periods ended September, 30, 2014, we did not record any expense related to these restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

During the first nine months of 2014, we issued 23,000 shares of stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $14.57 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $5.94 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 52.04%, a risk free interest rate of 2.41%, a dividend yield of 2.75% and an employee forfeiture rate of 3.8%. During the three and nine month periods ended September 30, 2014, we recorded expense of $6,568 and $19,705, respectively, related to these stock options.

The following summarizes stock option transactions from January 1, 2014 through September 30, 2014:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2014	-	$-
Issued	23,000	$14.57
Exercised	-	$-
Forfeited	-	$-
Options outstanding at September 30, 2014	23,000	$14.57

Options exercisable at:
January 1, 2014	-	$-
September 30, 2014	-	$-

Unvested options at September 30, 2014	23,000	$14.57

During the three and nine month periods ended September 30, 2014, we issued 3,444 and 10,206 shares of common stock to members of our Board of Directors, respectively. We recorded compensation expense of $49,000 and $147,000 for the three and nine month periods ended September 30, 2014, respectively, which was the fair market value of the shares on the grant date. The shares are fully vested but cannot be sold for one year.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET SALES:
Wholesale	$62,118,207	$57,377,365	$171,911,086	$145,215,527
Retail	9,465,159	9,618,059	30,634,833	30,232,137
Military	1,146,312	3,180,792	4,789,563	7,863,779
Total Net Sales	$72,729,678	$70,176,216	$207,335,482	$183,311,443

GROSS MARGIN:
Wholesale	$19,975,610	$17,884,159	$54,751,607	$46,652,480
Retail	4,145,655	4,406,352	13,326,484	13,967,211
Military	152,527	449,159	634,512	1,101,236
Total Gross Margin	$24,273,792	$22,739,670	$68,712,603	$61,720,927

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At September 30, 2014, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2014, we had $50.7 million in borrowings under this facility and total capacity of $70 million.

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

The only asset or liability measured at fair value on a recurring basis by the Company at September 30, 2014, December 31, 2013 and September 30, 2013 was cash and cash equivalents of $4,327,710, $4,215,617 and $4,580,425, respectively. Cash and cash equivalents are considered to be Level 1.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Creative Recreation

In December 2013, we completed the acquisition of certain assets of Kommonwealth, Inc. including the Creative Recreation trademark. Headquartered in Los Angeles, California, since 2002, Creative Recreation was the first to create and market a versatile footwear brand that could easily transition between casual and more formal environments. Creative Recreation’s collections of upscale sneakers quickly gained strong acceptance and support from a wide array of key influencers across multiple categories including music, sports, and acting. Creative Recreation’s ability to successfully fuse style and versatility across a diversified assortment of products has created a wide target demographic and a strong distribution network that spans multiple channels and price points.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	66.6%	67.6%	66.9%	66.3%
Gross Margin	33.4%	32.4%	33.1%	33.7%

Selling, General and Administrative Expenses	26.6%	26.1%	28.9%	28.9%

Income From Operations	6.8%	6.3%	4.2%	4.8%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net sales. Net sales for the three months ended September 30, 2014 were $72.7 million compared to $70.2 million for the same period in 2013. Wholesale sales for the three months ended September 30, 2014 were $62.1 million compared to $57.4 million for the same period in 2013. The $4.7 million increase in wholesale sales was the result of a $4.4 million increase in our lifestyle footwear category, which was primarily the result of additional sales from the Creative Recreation brand, a $0.8 million increase in our work footwear category, a $0.5 million increase in our western footwear category and a $0.4 million increase in our outdoor footwear category, which was partially offset by a $1.1 million decrease in our commercial military footwear category. Retail sales for the three months ended September 30, 2014 were $9.5 million compared to $9.6 million for the same period in 2013. Military segment sales for the three months ended September 30, 2014, were $1.1 million, compared to $3.2 million in the same period in 2013. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the three months ended September 30, 2014 was $24.3 million, or 33.4% of net sales, compared to $22.7 million, or 32.4% of net sales, in the same period last year. Wholesale gross margin for the three months ended September 30, 2014 was $20.0 million, or 32.2% of net sales, compared to $17.9 million, or 31.2% of net sales, in the same period last year. The 100 basis point increase was primarily due to improved manufacturing efficiencies at our company owned manufacturing facilities. The Retail gross margin for the three months ended September 30, 2014 was $4.1 million, or 43.8% of net sales, compared to $4.4 million, or 45.8% of net sales, for the same period in 2013. The 200 basis point decrease was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the three months ended September 30, 2014 was $0.2 million, or 13.3% of net sales, compared to $0.4 million, or 14.1% of net sales, for the same period in 2013.

SG&A expenses. SG&A expenses were $19.4 million, or 26.6% of net sales, for the three months ended September 30, 2014, compared to $18.3 million, or 26.1% of net sales for the same period in 2013. The $1.1 million increase primarily related to the additional expenses of $1.5 million related to the Creative Recreation business, partially offset by lower advertising expenses of $0.5 million for our legacy brands.

Interest expense. Interest expense was $0.3 million in the three months ended September 30, 2014, compared to $0.2 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended September 30, 2014 was $1.5 million, compared to $1.3 million for the same period a year ago. We provided for income taxes at effective tax rates of 29.5% in 2014 and 35% in 2013. In the third quarter of 2014, we reduced our estimated effective tax rate for the full year of 2014 for the expected permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

During the three month period ended September 30, 2014, we recognized an increase to income tax expense of $0.1 million related to our provision reconciliation to the filing of our 2013 Federal income tax return which increased our effective tax rate from 29.5% to 32.2%. During the three month period ended September 30, 2013, we recognized a decrease to income tax expense of $0.2 million related to our provision reconciliation to the filing of our 2012 Federal income tax return which decreased our effective tax rate from 35% to 33.1%.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net sales. Net sales for the nine months ended September 30, 2014 were $207.3 million compared to $183.3 million for the same period in 2013. Wholesale sales for the nine months ended September 30, 2014 were $171.9 million compared to $145.2 million for the same period in 2013. The $26.7 million increase in wholesale sales was the result of a $11.0 million increase in our lifestyle footwear category which was primarily the result of additional sales from the Creative Recreation brand, a $5.5 million increase in our work footwear category, a $4.2 million increase in our western footwear category, a $3.1 million increase in our outdoor footwear category, a $1.4 million increase in our duty footwear category and a $1.2 million increase in our commercial military footwear category. Retail sales for the nine months ended September 30, 2014 were $30.6 million compared to $30.2 million for the same period in 2013. Military segment sales for the nine months ended September 30, 2014, were $4.8 million, compared to $7.9 million in the same period in 2013. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots under this contract began in March 2013.

Gross margin. Gross margin for the nine months ended September 30, 2014 was $68.7 million, or 33.1% of net sales, compared to $61.7 million, or 33.7% of net sales, in the same period last year. Wholesale gross margin for the nine months ended September 30, 2014 was $54.8 million, or 31.8% of net sales, compared to $46.7 million, or 32.1% of net sales, in the same period last year. The 30 basis point decrease was primarily due to product sales at reduced prices to a key retail partner that reduced margins in the period, mostly offset by improved manufacturing efficiencies at our company owned manufacturing facilities. The Retail gross margin for the nine months ended September 30, 2014 was $13.3 million, or 43.5% of net sales, compared to $14.0 million, or 46.2% of net sales, for the same period in 2013. The 270 basis point decrease was largely due to lower average selling prices on our internet driven transactions than our mobile store transactions. Military gross margin for the nine months ended September 30, 2014 was $0.6 million, or 13.2% of net sales, compared to less than $1.1 million, or 14.0% of net sales, for the same period in 2013.

SG&A expenses. SG&A expenses were $59.9 million, or 28.9% of net sales, for the nine months ended September 30, 2014, compared to $52.9 million, or 28.9% of net sales for the same period in 2013. The $7.0 million increase primarily related to the additional expenses of $4.8 million related to the Creative Recreation business and higher compensation expenses of $1.6 million related primarily to a new mid-year bonus program that wasn’t in place in the prior year.

Interest expense. Interest expense was $0.7 million in the nine months ended September 30, 2014, compared to $0.5 million for the same period in the prior year.

Income taxes. Income tax expense for the nine months ended September 30, 2014 was $2.7 million, compared to $2.8 million for the same period a year ago. We provided for income taxes at effective tax rates of 31.8% in 2014 and 35% in 2013. In the third quarter of 2014, we reduced our estimated effective tax rate for the full year of 2014 for the expected permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

During the nine month period ended September 30, 2014, we recognized an increase to income tax expense of $0.1 million related to our provision reconciliation to the filing of our 2013 Federal income tax return which increased our effective tax rate from 31.8% to 33.4%. During the nine month period ended September 30, 2013, we recognized a decrease to income tax expense of $0.2 million related to our provision reconciliation to the filing of our 2012 Federal income tax return which decreased our effective tax rate from 35.0% to 33.1%.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $6.5 million for the first nine months of 2014, compared to $5.6 million for the same period in 2013. Total capital expenditures for 2014 are anticipated to be approximately $8.4 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. The term of the facility is five years and the current interest rate is generally LIBOR plus 1.50%.

Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At September 30, 2014, no triggering event had occurred and the covenant was not in effect.

The total amount available under our revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2014, we had total $50.7 million in borrowings under this facility and total capacity of $70.0 million.

We believe that our existing credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Operating Activities. Cash used by operating activities totaled $3.5 million for the nine months ended September 30, 2014, compared to $11.2 million in the same period of 2013. Cash used by operating activities for the nine months ended September 30, 2014 and 2013 was primarily impacted by seasonally higher inventory and accounts receivable levels, partially offset by increases in accounts payable and accrued liabilities.

Investing Activities. Cash used in investing activities was $6.4 million for the nine months ended September 30, 2014, compared to $5.7 million in the same period of 2013. Cash used in investing activities reflects an investment in property, plant and equipment of $6.5 million in 2014 and $5.6 million in 2013. Our 2014 and 2013 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2014 was $10.0 million and was primarily related to a net increase under the revolving credit facility of $12.3 million, partially offset by the payment $2.3 million of dividends on common stock. Cash provided by financing activities for the nine months ended September 30, 2013 was $17.4 million and was primarily related to a net increase under the revolving credit facility of $18.9 million, partially offset by the payment $1.5 million of dividends on common stock.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSRES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.
32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101+	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: October 29, 2014	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

