Form 10-K
period 2014-12-31
ROCKY BRANDS, INC.
filed 2015-02-27
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $97,371,536 on June 30, 2014.

There were 7,559,525 shares of the Registrant's Common Stock outstanding on February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

PART I

ITEM 1.           BUSINESS.

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, Creative Recreation and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western and lifestyle. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $49.99 for our value priced products to $359.99 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

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

Our products are marketed under five well-recognized, proprietary brands, Rocky, Georgia Boot, Durango, Creative Recreation and Lehigh, in addition to the licensed brand Michelin.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our five target markets and offer our products at a range of suggested retail price points: $69.99 to $339.99 for our footwear products, $18.99 to $174.99 for tops and bottoms in our apparel lines and $8.99 to $599.99 for our basic and technical outerwear.

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

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear. Georgia Boot footwear is sold at suggested retail price points ranging from $54.99 to $359.99. This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments. Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the work place. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

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

Durango

Durango is our moderately priced, high quality line of western footwear and leather jackets. Launched in 1965, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear and apparel market. Our current line of products is offered at suggested retail price points ranging from $49.99 to $359.99, and we market products designed for both work and casual wear. Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion. Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue. Other products in the Durango line that target casual and fashion oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.

Creative Recreation

In December 2013, we completed the acquisition of certain assets of Kommonwealth, Inc. including the Creative Recreation trademark. Headquartered in Los Angeles, California, since 2002, Creative Recreation was first to create and market versatile footwear that could easily transition between casual and more formal environments. Creative Recreation’s collections of upscale sneakers quickly gained strong acceptance and support from a wide array of key influencers across multiple categories including music, sports, and acting. Creative Recreation’s ability to successfully fuse style and versatility across a diversified assortment of products has created a wide target demographic and a strong distribution network that spans multiple channels and price points including Barneys New York, Nordstrom and Journeys. The current line of products is offered at suggested retail price points ranging from $30.00 to $200.00.

Lehigh

The Lehigh brand was launched in 1922 and is our moderately priced, high quality line of safety shoes sold at suggested retail price points ranging from $79.99 to $234.99. Our current line of products is designed to meet occupational safety footwear needs. Most of this footwear incorporates steel toes to protect workers and often incorporates other safety features such as metatarsal guards or non-slip outsoles. Additionally, certain models incorporate durability features to combat abrasive surfaces or caustic substances often found in some work places.

With the shift in manufacturing jobs to service jobs in the U.S., Lehigh began marketing products for the hospitality industry. These products have non-slip outsoles designed to reduce slips, trips and falls in kitchen environments where floors are often tiled and greasy. Price points for this kind of footwear range from $49.99 to $89.99.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested retail prices for the Michelin brand are from $35.00 to $249.99. The license agreement for the Michelin brand expires December 31, 2015.

Sales and Distribution

Our products are distributed through three distinct business segments: wholesale, retail and military. You can find more information regarding our three business segments in Note 14 to our consolidated financial statements.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Creative Recreation and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2014, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

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

Retail

We market products directly to consumers through three retail strategies under the Lehigh retail brand: Lehigh business-to-business including direct sales and through our Custom Fit websites, consumer e-commerce websites, and our stores, which include our outlet store, mobile and retail stores.

Websites

We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.durangoboot.com, www.lehighoutfitters.com, www.lehighsafetyshoes.com, www.slipgrips.com, www.rockymilitary.com, www.rockys2v.com, westernretailer.com, 4eursole.com, cr8rec.com and tacticaldemand.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products. We also sell directly to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers. Our customers’ employees order directly through their employers’ established Custom Fit website and the footwear is delivered directly to the consumer via a common freight carrier. Our customers include large, national companies such as Carnival Cruise Lines, Princess Cruise Lines, AK Steel, Pepsi, Schneider, Hagemeyer, Saint Gobain, Holland America Cruise Lines, and Waste Management.

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

Mobile and Retail Stores

Lehigh’s successful continued focus on converting our customers from delivery via our mobile and retail stores to purchasing via our Custom Fit sites and delivery direct has led to the reduction of the mobile and retail stores in the past several years. In 2015 we will continue to service New York City Transit Authority, Savannah River Nuclear site, and the state of Hawaii with mobile and retail stores.

Military

While we are focused on continuing to build our wholesale and retail business, we also actively bid on footwear contracts with the U.S. military, which requires products to be made in the U.S. Our manufacturing facilities in Puerto Rico, a U.S. territory, allow us to competitively bid for such contracts. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. We began shipping boots in the first quarter of 2013. The contract included a minimum purchase amount of $3.0 million and a maximum of $15.0 million for the first year and included an option for four additional years with the same terms. During 2014, we shipped boots under this same agreement.

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

We have focused the majority of our advertising efforts on consumers in support of our retail partners. A key component of this strategy includes in-store point of purchase materials that add a dramatic focus to our brands and the products our retail partners carry. We also advertise through targeted national and local cable programs and print publications aimed at audiences that share the demographic profile of our typical customers. In addition, we promote our products on national radio broadcasts and through event sponsorships. These sponsorship’s provide significant national exposure for all of our brands as well as a direct connection to our target consumer. Our print advertisements and radio and television commercials emphasize the technical features of our products as well as their high quality, comfort, functionality and durability.

We also support independent dealers by listing their locations in our national print advertisements. In addition to our national advertising campaigns, we have developed attractive merchandising displays and store-in-store concept fixturing that are available to our retailers who purchase the breadth of our product lines. We also attend numerous tradeshows which allow us to showcase our entire product line to retail buyers and have historically been an important source of new accounts.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third-party facilities, primarily in China. We do not have long-term contracts with any of our third-party manufacturers. The products purchased from GuangDong Dongguan YongDu Shoes Company, one of our third-party manufacturers in China with whom we have had a long-term relationship, represented approximately 13% of our net sales in 2014. The products purchased from General Shoes US Corporation and its subsidiaries, another one of our third-party manufacturers in China with whom we have had a relationship for over 20 years and which has historically accounted for a significant portion of our manufacturing, represented approximately 10% of our net sales in 2014. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada, South America, Europe and Asia. We ship our products from our finished goods distribution facility located in Logan, Ohio and third-party logistics operations in Kent, Washington and Ontario, Canada. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico. Net sales to foreign countries, primarily Canada, represented approximately 6.3% of net sales in 2014, 2.9 % of net sales in 2013, and 3.9% of net sales in 2012.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico. In addition, we utilize a third party distribution facility in Canada and an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $4.7 million at December 31, 2014, $4.9 million at December 31, 2013, and $4.4 million at December 31, 2012.

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

Backlog

At December 31, 2014, our backlog was $21.6 million compared to $16.7 million at December 31, 2013. Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by retailers prior to shipment without penalty.

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

Our license with Michelin Lifestyle Limited permits us to use the Michelin and related marks on our products. Our license agreement with Michelin Lifestyle Limited to use the Michelin name extends through December 31, 2015.

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

Employees

At December 31, 2014, we had approximately 2,714 employees of which approximately 2,687 are full time employees. Approximately 2,261 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees are represented by a union. We believe our relations with our employees are good.

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

The development of our business has been, and will continue to be, highly dependent upon David Sharp, President and Chief Executive Officer, and James E. McDonald, Executive Vice President, Chief Financial Officer and Treasurer. Messrs. Sharp and McDonald each have an at-will employment agreement with us. Each employment agreement provides that in the event of termination of employment, without cause, the terminated executive will receive a severance benefit. In the event of termination for any reason, the terminated executive may not compete with us for a period of one year. Except for Gary Adam, President – Sales of Rocky Brands International, LLC, Jason Brooks, President – Sales of Rocky Brands Wholesale, LLC, and Richard Simms, President – Marketing Services, and Michael Walker, Senior Vice President and General Manager, Supply Chain Operations, of the Company, none of our other executive officers and key employees has an employment agreement with our company. The loss of the services of any of these officers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition. Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2014, there was no triggering event and the covenant was not in effect.

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

A privacy breach could have a material adverse effect on the Company's business and reputation.

We rely heavily on digital technologies for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of customer data and employee information. We also rely on third parties to process credit card transactions, perform online e-commerce and social media activities and retain data relating to the Company’s financial position and results of operations, strategic initiatives and other important information. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers, may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could adversely affect our business. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

Our dividend policy may change.

Although we have paid dividends to our shareholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.           PROPERTIES.

We own our 25,000 square foot executive offices that are located in Nelsonville, Ohio, which are utilized by all segments. We also own our 192,000 square foot finished goods distribution facility in Logan, Ohio, which is utilized by our wholesale and retail segments. We also own our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our retail segment. We lease an office in California for our Creative Recreation business. This lease expires in March 2018. We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the wholesale and military segments. These leases expire in 2019. In the Dominican Republic, we lease seven stand-alone manufacturing facilities as follows:

Square Footage	Lease Expiration

93,097	2019
36,186	2019
28,684	2018
28,929	2015
13,918	2016
34,373	2018
20,135	2018

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

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ National Market under the symbol “RCKY.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ National Market:

Quarter Ended	High	Low
March 31, 2013	$16.00	$13.00
June 30, 2013	$16.41	$13.13
September 30, 2013	$19.37	$14.87
December 31, 2013	$19.97	$13.32
March 31, 2014	$16.10	$13.35
June 30, 2014	$15.69	$13.82
September 30, 2014	$15.42	$13.70
December 31, 2014	$15.15	$12.61

On February 20, 2015, the last reported sales price of our common stock on the NASDAQ National Market was $20.16 per share. As of February 20, 2015, there were 82 shareholders of record of our common stock.

Dividends

During 2013, our board of directors adopted a dividend policy under which the Company intends to pay a cash dividend on its common stock. During 2014 and 2013, we paid dividends on our common stock totaling $3,017,979 and $2,254,935, respectively. No cash dividends were paid during 2012.

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2009, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10
Income Statement Data
Net sales	$286,242	$244,871	$228,537	$239,969	$252,792
Gross margin (% of sales)	33.7%	34.1%	35.2%	36.8%	35.4%
Net income (loss)	$9,845	$7,373	$8,855	$8,307	$7,684
Dividends paid on common stock	3,018	2,255	-	-	-

Per Share
Net income
Basic	$1.30	$0.98	$1.18	$1.11	$1.14
Diluted	$1.30	$0.98	$1.18	$1.11	$1.14

Weighted average number of common shares outstanding
Basic	7,545	7,517	7,503	7,487	6,748
Diluted	7,545	7,517	7,503	7,487	6,764

Balance Sheet Data
Inventories	$85,237	$78,172	$67,196	$65,019	$58,853
Total assets	$213,228	$199,025	$174,844	$174,066	$168,579
Working capital	$124,773	$118,242	$105,435	$108,575	$98,156
Long-term debt, less current maturities	$36,270	$38,388	$23,461	$35,000	$34,608
Stockholders' equity	$138,348	$131,213	$125,637	$116,660	$105,004

The 2013 financial data reflects charges for $0.8 million, net of tax benefits, for acquisition related expenses and a gain on bargain purchase of $0.4 million, net of tax. The 2011 financial data reflects charges for $3.7 million, net of tax benefits, for the termination of our defined benefit pension plan. Certain amounts from prior years related to royalty income have been reclassified to conform to current presentation. In 2013, we began reporting royalty income as a component of net sales.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2014, and our capital resources and liquidity as of December 31, 2014 and 2013. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

FINANCIAL SUMMARY

•	Net sales of the wholesale segment increased $41.0 million in 2014 over prior year primarily as a result of increased sales in our lifestyle footwear, work footwear and western footwear categories. The increase in the lifestyle footwear category is primarily the result of a full year of sales for the Creative Recreation brand.

•	Net sales of the retail segment increased $1.3 million in 2014 from the prior year primarily as a result of higher sales from our business and consumer web platforms.

•	Net sales of the military segment decreased $0.9 million in 2014 from the prior year. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts and the purchase orders received on these contracts. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots began in the first quarter of 2013. During 2014, we shipped boots under this same agreement.

•	Gross margin of the wholesale segment increased $13.4 million in 2014 over the prior year as a result of the higher sales. Gross margin as a percent of sales for 2014 was flat as compared to 2013.

•	Gross margin of the retail segment decreased $0.4 million in 2014 from the prior year as a result of lower margin as a percentage of sales. The decrease was largely due to lower margins on contract sales to a large city transit authority.

•	Gross margin of the military segment decreased $0.2 million in 2014 over the prior year due primarily to lower sales.

•	Selling, general and administrative expenses increased $8.1 million in 2014 from prior year primarily as result of higher compensation expense, higher variable expenses associated with the increase in sales and additional expenses associated with the Creative Recreation brand.

•	Net interest expense increased $0.3 million in 2014 from the prior year due to higher levels of debt, primarily in the first half of 2014 as a result of the Creative Recreation acquisition in late 2013.

•	Net income increased $2.5 million in 2014 from prior year results primarily due higher sales in our wholesale business.

•	Total debt at December 31, 2014 was $36.3 million or $2.1 million lower than the prior year. Total debt minus cash and cash equivalents was $31.7 million or 18.1% of total capitalization at December 31, 2014 compared to $34.2 million or 20.1% of total capitalization at year-end 2013.

•	Our cash from operating activities increased $15.4 million in 2014 from the prior year, primarily the result of higher net income and an increase in accounts payable and accrued liabilities.

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

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.3%	65.9%	64.8%
Gross margin	33.7%	34.1%	35.2%
SG&A expense	28.2%	29.1%	29.2%
Acquisition related expenses	0.0%	0.5%	0.0%
Income from operations	5.5%	4.5%	6.0%

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales. Net sales increased 16.9% to $286.2 million for 2014 compared to $244.9 million the prior year. Wholesale sales increased $41.0 million to $233.9 million for 2014 compared to $192.9 million for 2013. The increase in wholesale sales was primarily the result of a $14.0 million or 135.3% increase in our lifestyle footwear category, an $8.8 million or 10.0% increase in our work footwear category, an $8.3 million or 23.1% increase in our western footwear category, a $4.4 million or 23.2% increase in our outdoor footwear category and a $2.3 million or 12.0% increase in our commercial military footwear category. The increase in the lifestyle footwear category for 2014 was the result of a full year of sales under the Creative Recreation brand, which contributed $14.4 million in net sales during 2014. Retail sales increased to $44.3 million for 2014 compared to $43.1 million for 2013. The $1.3 million increase in retail sales resulted from increased sales in our business-to-consumer ecommerce web platforms. Military segment sales, which occur from time to time, were $8.0 million for 2014 compared to $8.9 million in 2013. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts and the purchase orders received on these contracts. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipment of the boots began in the first quarter of 2013. During 2014, we shipped boots under this same agreement. Average list prices for our footwear, apparel and accessories were higher in 2014 than 2013 as we increased our list prices to offset higher manufacturing and sourcing costs.

Gross margin. Gross margin increased to $96.4 million or 33.7% of net sales for 2014 compared to $83.5 million or 34.1% of net sales for the prior year. Wholesale gross margin for 2014 was $75.8 million, or 32.4% of net sales, compared to $62.4 million, or 32.4% of net sales in 2013. Retail gross margin for 2014 was $19.4 million, or 43.9% of net sales, compared to $19.9 million, or 46.1% of net sales, in 2013. The 220 basis point decrease in 2014 from the prior year was largely due to lower margins on contract sales to a large city transit authority. Military gross margin in 2014 was $1.1 million, or 13.4% of net sales, compared to $1.3 million, or 14.3% of net sales in 2013.

SG&A expenses. SG&A expenses were $80.6 million, or 28.2% of net sales in 2014 compared to $72.5 million, or 29.6% of net sales for 2013. The net increase primarily reflected the additional expenses of $5.6 million related to the Creative Recreation business and increases in compensation and benefits of $2.3 million.

Acquisition related items. Acquisition related items in 2013 included expenses of $1.2 million related to the aforementioned acquisition of the Creative Recreation brand, which are included as a component of income from operations. In addition, a gain on bargain purchase of $0.6 million was recorded and is included as a component of total other income and expenses.

Interest expense. Interest expense was $0.9 million in 2014, compared to $0.7 million for the prior year. The increase in interest expense in 2014 over prior year was due to higher levels of debt, primarily in the first half of 2014 as a result of the Creative Recreation acquisition in late 2013.

Income taxes. Income tax expense was $4.9 million in 2014, compared to $3.4 million for the same period a year ago. The increase in income tax expense for 2014 was due to a $3.9 million increase in pretax income and an increase in the effective tax rate. The effective tax rate for 2014 was 33.2% compared to 31.8% for 2013. The effective tax rate for 2014 is less than the federal statutory rate due principally to our permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S income taxes.

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

Income taxes. Income tax expense was $3.4 million in 2013, compared to $4.2 million for the same period a year ago. The decrease in income tax expense for 2013 was due to a $2.3 million decrease in pretax income and a decrease in the effective tax rate. The effective tax rate for 2013 was 31.8% compared to 32.3% for 2012. The effective tax rate for 2013 is less than the federal statutory rate due principally to our permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital increased to $124.8 million at December 31, 2014, compared to $118.2 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing operations and for information technology. Capital expenditures were $7.1 million for 2014 and $7.7 million in 2013. Capital expenditures for 2015 are anticipated to be approximately $6.1 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The current interest rate is generally LIBOR plus 1.25%. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2014, we had $36.3 million in borrowings under this facility and total capacity of $75 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At December 31, 2014, there was no triggering event and the covenant was not in effect. Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. During 2014 and 2013, we paid dividends on our common stock totaling $3,017,979 and $2,254,935, respectively. No dividends were paid during 2012.

We believe that our credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility.

Based on our expected borrowings for 2015, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.4 million in income before income taxes and cash flows. The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

Cash Flows

Cash Flow Summary	2014	2013	2012
($ in millions)

Cash provided by (used in):
Operating activities	$13.0	$(2.4)	$18.0
Investing activities	(7.4)	(10.0)	(6.1)
Financing activities	(5.2)	12.6	(11.5)

Net change in cash and cash equivalents	$0.4	$0.2	$0.4

Operating Activities. Net cash provided by operating activities totaled $13.0 million for 2014, compared to cash used in operating activities of $2.4 million for 2013. Net cash provided by operating activities was $18.0 million for 2012. The principal sources of net cash in 2014 included higher net income and increases in accounts payable and other accrued liabilities, which were partially offset by higher balances of inventory and accounts receivable. The principle use of net cash in 2013 was the result of higher working capital primarily increases in inventory and accounts receivable and decreases in accounts payable. The principal sources of net cash in 2012 included higher net income, increases in accounts payable and decreases in accounts receivable, which were partially offset by higher balances of inventory and accrued liabilities.

Investing Activities. Net cash used in investing activities was $7.4 million in 2014 compared to $10.0 million in 2013 and $6.1 million in 2012. The principal use of cash in 2014, 2013 and 2012 was for the purchase of molds and equipment associated with our manufacturing operations and for information technology software and system upgrades. The 2013 amount includes $2.2 million related to the purchase of the Creative Recreation brand.

Financing Activities. Cash used in financing activities during 2014 was $5.2 million compared to cash provided by financing activities during 2013 was $12.6 million compared to cash used in financing activities during 2012 of $11.5 million. Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity. Our financing activities during 2014 included net repayments under the revolving line of credit facility of $2.1 million. Our financing activities during 2013 included net borrowings under the revolving line of credit facility of $14.9 million. The increases in the borrowings were primarily due to the afore-mentioned acquisition and higher levels of inventory. Our financing activities during 2012 included net repayments under the revolving line of credit facility of $11.5 million.

Borrowings and External Sources of Funds

Our borrowings and external sources of funds were as follows at December 31, 2014 and 2013:

	December 31
($ in millions)	2014	2013

Revolving credit facility	$36.3	$38.4
Less current maturities	-	-
Net long-term debt	$36.3	$38.4

We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. In December 2014, we amended and restated our financing agreement with PNC bank to provide a $75 million credit facility. The term of the amended credit facility is five years and the interest rate is currently LIBOR plus 1.25%.

We lease certain machinery, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $1.3 million, $1.1 million, $1.1 million, $0.6 million and $0.4 million for years 2015 through 2019, respectively, or approximately $4.5 million in total.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2014 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2014:

	Payments due by Year
	$ millions

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$36.3	$-	$-	$36.3	$-
Minimum operating lease commitments	4.5	1.3	2.2	1.0	-
Minimum royalty commitments	-	-	-	-	-
Expected cash requirements for interest (1)	5.9	1.2	2.4	2.3	-
Total contractual obligations	$46.7	$2.5	$4.6	$39.6	$-

(1) Assumes a 3.25% interest rate, which is the highest rate possible as of December 31, 2014 on the $75 million revolving credit facility.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2014, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2014, 2013, and 2012 due to these factors. It is anticipated that inflationary pressures during 2015 will be offset through price increases that are to be implemented in the early part of 2015.

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

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 4.1% of sales for 2014 and 4.3% of sales for 2013.

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

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. At December 31, 2014, approximately $17.6 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). The objective of this update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have not yet determined the impact this ASU will have on our consolidated financial statements.

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

The following item is market rate sensitive for interest rates for the Company: long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2014 of $36.3 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The current interest rate is generally LIBOR plus 1.25%. The remainder of the terms of the original agreement did not substantially change in the amended and restated agreement. The amended and restated credit facility matures in November 2019. We have no other long-term debt maturities.

We do not have any interest rate management agreements as of December 31, 2014.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2014, 2013, and 2012, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-24 hereof and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

February 27, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 13, 2015, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)	The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2 - F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013, and 2012	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	F-6

Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013, and 2012	F-7 - F-24

(2)	The following financial statement schedule for the years ended December 31, 2014, 2013, and 2012 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

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

10.7 10.8

Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

Company’s 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, held on May 7, 2015, filed on April 7, 2014).

10.9	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.10	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.12	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.13	Amendment to the Rocky Brands, Inc. Agreement with J. Michael Brooks (dated April 16, 1985), dated December 22, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14	First Amendment to the Rocky Brands, Inc. 2004 Stock Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.15	Employment Agreement, dated June 12, 2008, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.16	Employment Agreement, dated June 12, 2008, between the Company and David Sharp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.17	Employment Agreement, dated June 12, 2008, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.18	Revolving Credit, Guaranty, and Security Agreement, dated October 20, 2010, among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, and Rocky Canada, Inc., as borrowers, and the financial institutions party thereto as lenders, and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.19	Amendment No. 1 to Loan Agreement, dated May 9, 2013, by and among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, and Rocky Canada, Inc., the lenders party thereto, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 8, 2013, filed with the Securities and Exchange Commission on May 14, 2013).

10.20	Joinder and Amendment No. 2 to Loan Documents, dated December 13, 2013, by and among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, Rocky Canada, Inc., and Creative Recreation, LLC, the lenders party thereto, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2013, filed with the Securities and Exchange Commission on December 19, 2013).

10.21	Amended and Restated Revolving Credit, Term Loan, Guaranty, and Security Agreement dated as of December 19, 2014 among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, Rocky Brands Canada, Inc., Creative Recreation, LLC, Creative Recreation Retail, LLC, Creative Recreation International, LLC, the lenders party thereto, and PNC Bank, National Association, as agent for lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2014, filed with the Securities and Exchange Commission on December 23, 2014).

10.22	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2013 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.23	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2014 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.24	Company’s Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders).

10.25	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.26	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.27	Employment Agreement, effective as of January 2, 2014, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.28	Employment Agreement, effective as of January 2, 2014, between the Company and David Sharp (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.29	Employment Agreement, effective as of January 2, 2014, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.30	Employment Agreement, effective as of January 2, 2014, between the Company and Gary Adam (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.31	Employment Agreement, effective as of January 2, 2014, between the Company and Jason Brooks (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.32	Employment Agreement, effective as of January 2, 2014, between the Company and Richard Simms (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.33*	Form of Option Award Agreement under the Company’s 2014 Omnibus Incentive Plan.

10.34*	Form of Restricted Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan.

10.35*	Form of Performance Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan.

21*	Subsidiaries of the Company.

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99*	Financial Statement Schedule.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: February 27, 2015	By:	/s/James E. McDonald
James E. McDonald, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ David N. Sharp	President and Chief Executive Officer	February 27, 2015
David N. Sharp	and Director (Principal Executive Officer)

/s/ James E. McDonald	Executive Vice President and	February 27, 2015
James E. McDonald	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mike Brooks	Chairman and Director	February 27, 2015
Mike Brooks

* Curtis A. Loveland	Secretary and Director	February 27, 2015
Curtis A. Loveland

* Glenn E. Corlett	Director	February 27, 2015
Glenn E. Corlett

* Michael L. Finn	Director	February 27, 2015
Michael L. Finn

* G. Courtney Haning	Director	February 27, 2015
G. Courtney Haning

* Harley E. Rouda	Director	February 27, 2015
Harley E. Rouda

* James L. Stewart	Director	February 27, 2015
James L. Stewart

* By: /s/ David N. Sharp
David N. Sharp, Attorney-in-Fact

ROCKY BRANDS, INC.

AND Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, 2013 and 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014, and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

February 27, 2015

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

CURRENT ASSETS:
Cash and cash equivalents	$4,616,694	$4,215,617
Trade receivables – net	55,807,103	49,069,668
Other receivables	476,480	325,888
Inventories	85,237,042	78,171,670
Income tax receivable	-	242,228
Deferred income taxes	1,291,907	1,104,050
Prepaid expenses	2,553,442	2,529,407
Total current assets	149,982,668	135,658,528

FIXED ASSETS – net	26,264,641	26,205,080

IDENTIFIED INTANGIBLES	36,681,644	36,807,099

OTHER ASSETS	299,490	354,051

TOTAL ASSETS	$213,228,443	$199,024,758

See notes to consolidated financial statements

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

CURRENT LIABILITIES:
Accounts payable	$15,116,131	$11,486,473
Accrued expenses:
Salaries and wages	1,773,061	659,002
Taxes - other	532,470	901,116
Accrued freight	683,482	1,143,848
Commissions	681,185	698,435
Accrued duty	2,693,223	1,444,369
Income taxes payable	2,687,535	-
Other	1,042,653	1,083,196
Total current liabilities	25,209,740	17,416,439

LONG TERM DEBT	36,270,373	38,388,198

DEFERRED LIABILITIES:
Deferred income taxes	12,928,048	11,750,718
Other deferred liabilities	472,364	255,906

TOTAL LIABILITIES	74,880,525	67,811,261

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2014 - 7,550,126 and 2013 - 7,536,448; and additional paid-in capital	70,460,672	70,153,570
Retained earnings	67,887,246	61,059,927

Total shareholders' equity	138,347,918	131,213,497

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$213,228,443	$199,024,758

See notes to consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012

NET SALES	$286,242,169	$244,870,731	$228,537,050

COST OF GOODS SOLD	189,881,444	161,328,280	148,031,073

GROSS MARGIN	96,360,725	83,542,451	80,505,977

OPERATING EXPENSES
Selling, general and administrative expenses	80,597,934	71,351,688	66,679,761
Acquisition related expenses	-	1,172,047	-
Total operating expenses	80,597,934	72,523,735	66,679,761

INCOME FROM OPERATIONS	15,762,791	11,018,716	13,826,216

OTHER INCOME AND (EXPENSES):
Interest expense	(943,154)	(688,502)	(650,873)
Gain on bargain purchase	-	601,975	-
Other - net	(78,455)	(116,665)	(87,924)
Total other - net	(1,021,609)	(203,192)	(738,797)

INCOME BEFORE INCOME TAXES	14,741,182	10,815,524	13,087,419

INCOME TAX EXPENSE	4,895,884	3,442,768	4,232,654

COMPREHENSIVE INCOME	$9,845,298	$7,372,756	$8,854,765

NET INCOME PER SHARE
Basic	$1.30	$0.98	$1.18
Diluted	$1.30	$0.98	$1.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,544,936	7,517,364	7,503,494

Diluted	7,544,936	7,517,364	7,503,494

See notes to consolidated financial statements

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE - December 31, 2011	7,489,995	$69,572,270	$-	$47,087,341	$116,659,611

YEAR ENDED DECEMBER 31, 2012
Comprehensive income				8,854,765	8,854,765
Stock compensation expense	13,573	122,500			122,500

BALANCE - December 31, 2012	7,503,568	69,694,770	-	55,942,106	125,636,876

YEAR ENDED DECEMBER 31, 2013
Comprehensive income				7,372,756	7,372,756
Dividends paid on common stock				(2,254,935)	(2,254,935)
Stock compensation expense	32,880	458,800			458,800

BALANCE - December 31, 2013	7,536,448	$70,153,570	$-	$61,059,927	$131,213,497

YEAR ENDED DECEMBER 31, 2014
Comprehensive income				9,845,298	9,845,298
Dividends paid on common stock				(3,017,979)	(3,017,979)
Stock compensation expense	13,678	307,102			307,102

BALANCE - December 31, 2014	7,550,126	$70,460,672	$-	$67,887,246	$138,347,918

See notes to consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,845,298	$7,372,756	$8,854,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,941,905	6,264,246	5,897,100
Deferred income taxes	989,473	750,363	62,948
Loss (gain) on disposal of fixed assets	138,056	52,293	(50,949)
Gain on acquisition	-	(601,975)	-
Stock compensation expense	307,102	458,800	122,500
Change in assets and liabilities:
Receivables	(6,888,027)	(3,182,751)	824,438
Inventories	(7,065,372)	(9,813,065)	(2,177,197)
Income tax receivable	242,228	(242,228)	-
Other current assets	(24,035)	(319,340)	1,598,879
Other assets	109,208	68,214	146,766
Accounts payable	4,004,111	(4,779,055)	3,769,551
Accrued and other liabilities	4,380,101	1,518,524	(1,055,248)
Net cash provided by (used in) operating activities	12,980,048	(2,453,218)	17,993,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,442,086)	(7,717,102)	(6,145,390)
Proceeds from sales of fixed assets	63,012	47,625	118,398
Acquisition of business assets	-	(2,229,000)	-
Investment in trademarks and patents	(9,446)	(68,452)	(55,613)
Net cash used in investing activities	(7,388,520)	(9,966,929)	(6,082,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	75,190,968	78,622,969	63,140,815
Repayments of revolving credit facility	(77,308,793)	(63,696,111)	(74,679,475)
Debt financing costs	(54,647)	(58,738)	-
Dividends paid on common stock	(3,017,979)	(2,254,935)	-
Net cash (used in) provided by financing activities	(5,190,451)	12,613,185	(11,538,660)

INCREASE IN CASH AND CASH EQUIVALENTS	401,077	193,038	372,288

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,215,617	4,022,579	3,650,291

END OF PERIOD	$4,616,694	$4,215,617	$4,022,579

See notes to consolidated financial statements

ROCKY BRANDS, INC.

AND Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Rocky Brands, Inc. (“Rocky”) and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. (“Lifestyle”), Five Star Enterprises Ltd. (“Five Star”), Rocky Canada, Inc. (“Rocky Canada”), Rocky Brands Wholesale, LLC, Rocky Brands International, LLC, Lehigh Outfitters, LLC, Creative Recreation, LLC, Creative Recreation International, LLC and Creative Recreation Retail, LLC, collectively referred to as the “Company.” All inter-company transactions have been eliminated.

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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our Lehigh retail stores (including one truck, supported by two small warehouses that include retail stores, which we refer to as mini-stores), our Rocky outlet store and our websites. We operate four mobile trucks to service the New York Transit Authority’s employees. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer account for more than 10% of consolidated net sales in 2014, 2013 or 2012.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,002,000 and $781,000 at December 31, 2014 and 2013, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of trade receivables - net as of December 31, 2014 and 2013. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $8,623,000, $8,038,000, and $7,118,000 for 2014, 2013 and 2012, respectively.

Revenue Recognition - Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends. Net sales include royalty income from licensing our brands.

Shipping Costs - In accordance with the accounting standard for “Revenue Recognition,” all shipping costs billed to customers have been included in net sales. Shipping costs associated with those billed to customers and included in selling, general and administrative costs totaled approximately $9,254,000, $8,294,000 and $6,921,000 in 2014, 2013 and 2012, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

Per Share Information - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2014	2013	2012
Basic - weighted average shares outstanding	7,544,936	7,517,364	7,503,494

Dilutive securities - stock options	-	-	-

Diluted - weighted average shares outstanding	7,544,936	7,517,364	7,503,494

Anti-Dilutive securities - stock options	-	8,630	10,902

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

The fair values of cash, accounts receivable, other receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. Accounts receivable consists primarily of amounts due from our customers, net of allowances. Other receivables consist primarily of amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amounts of our revolving line of credit and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year.

Recently Adopted Accounting Pronouncements

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). The objective of this update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have not yet determined the impact this ASU will have on our consolidated financial statements.

2.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2014	2013

Raw materials	$11,702,762	$10,958,796
Work-in-process	577,127	660,910
Finished goods	72,957,153	66,551,964

Total	$85,237,042	$78,171,670

3.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2014	Amount	Amortization	Amount
Trademarks
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,594,301	2,269,569	324,732
Customer Relationships	2,200,000	1,086,666	1,113,334
Total Intangibles	$40,037,879	$3,356,235	$36,681,644

	Gross	Accumulated	Carrying
December 31, 2013	Amount	Amortization	Amount
Trademarks
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,584,855	2,214,667	370,188
Customer Relationships	2,200,000	1,006,667	1,193,333
Total Intangibles	$40,028,433	$3,221,334	$36,807,099

Amortization expense related to finite-lived intangible assets was approximately $135,000, $60,000 and $50,000 in 2014, 2013 and 2012, respectively. Such amortization expense will be approximately $126,000 per year for 2015 through 2019. The increase in 2014 and future years is attributed to the additional amortization related to the additional customer relationship from the acquisition of the Creative Recreation business as noted below.

The weighted average lives of patents and customer relationships are 7 years.

As discussed further in Note 15, during late 2013, we acquired substantially all the assets of Kommonwealth, Inc. including the Creative Recreation trademark. As part of this acquisition, we recorded the fair value of the trademark of $5.1 million and the fair value of the customer relationship of $1.2 million. The trademark is an indefinite-lived intangible asset and will be reviewed annually for impairment or as events occur that would require a more frequent review. The customer relationship intangible will be amortized over 15 years.

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

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. Our 2014 and 2013 evaluation did not result in the impairment of any of our indefinite lived intangible assets.

4.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2014	2013

Deferred financing costs, net	$151,144	$217,076
Other	148,346	136,975
Total	$299,490	$354,051

5.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2014	2013

Land	$671,035	$671,035
Buildings	19,027,998	18,398,436
Machinery and equipment	39,206,408	35,752,876
Furniture and fixtures	2,491,295	2,548,700
Lasts, dies and patterns	12,131,234	10,016,163
Construction work-in-progress	281,198	1,905,447

Total	73,809,168	69,292,657

Less - accumulated depreciation	(47,544,527)	(43,087,577)

Net Fixed Assets	$26,264,641	$26,205,080

We incurred approximately $6,807,000, $6,204,000 and $5,847,000 in depreciation expense for 2014, 2013 and 2012, respectively.

6.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The current interest rate is generally LIBOR plus 1.25%. The amended and restated credit facility matures in November 2019

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2014, we had $36.3 million in borrowings under this facility and total capacity of $75 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At December 31, 2014, there was no triggering event and the covenant was not in effect. Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. During 2014 and 2013, we paid dividends on our common stock totaling $3,017,979 and $2,254,935, respectively. No dividends were paid during 2012.

Our amended and restated revolving credit facility matures in November 2019. We have no other long-term debt maturities.

7.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $1,324,000, $840,000 and $1,067,000 in rent expense under operating lease arrangements for 2014, 2013 and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ended December 31:

2015	$1,290,000
2016	1,090,000
2017	1,089,000
2018	664,000
2019	379,000

Total	$4,512,000

8.	RETIREMENT PLANS

We also sponsor a 401(k) savings plan for substantially all of our employees. We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee. This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees. Our contributions to the 401(k) plan were approximately $1.0 million in 2014, $0.9 million in 2013 and $0.9 million in 2012.

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

A breakdown of our income tax expense is as follows:

	Years Ended December 31,
	2014	2013	2012
Federal:
Current	$3,656,356	$2,540,701	$3,946,096
Deferred	848,666	778,213	307,639
Total Federal	4,505,022	3,318,914	4,253,735

State & local:
Current	203,144	109,254	26,073
Deferred	140,552	(29,619)	(242,227)
Total State & local	343,696	79,635	(216,154)

Foreign
Current	46,911	42,450	197,538
Deferred	255	1,769	(2,465)
Total Foreign	47,166	44,219	195,073

Total	$4,895,884	$3,442,768	$4,232,654

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2014	2013	2012
Expected expense at statutory rate	$5,147,234	$3,775,418	$4,523,826

Increase (decrease) in income taxes resulting from:

Exempt income from Dominican Republic operations due to tax holiday	(3,477,301)	(1,871,847)	(1,180,971)
Tax on repatriated earnings from Dominican Republic operations	3,090,036	1,592,238	879,884
Impact of Canadian deemed dividend	12,703	9,712	57,847
State and local income taxes	284,838	45,948	(203,178)
Section 199 manufacturing deduction	(135,690)	(51,396)	(62,704)
Meals and entertainment	91,475	76,465	59,092
Nondeductible penalties	1,563	1,500	4,614
Provision to return filing adjustments and other	(118,974)	(135,270)	154,244

Total	$4,895,884	$3,442,768	$4,232,654

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Deferred tax assets:
Asset valuation allowances and accrued expenses	$776,416	$1,094,449
Inventories	705,028	735,528
State and local income taxes	394,776	345,583
Pension and deferred compensation	80,969	94,599
Net operating losses	575,702	565,088
Total deferred tax assets	2,532,891	2,835,247
Valuation allowances	(569,881)	(562,776)
Total deferred tax assets	1,963,010	2,272,471

Deferred tax liabilities:
Fixed assets	(1,736,042)	(875,542)
Intangible assets	(11,001,289)	(11,192,160)
Other assets	(482,549)	(472,166)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)
Total deferred tax liabilities	(13,599,151)	(12,919,139)

Net deferred tax liability	$(11,636,141)	$(10,646,668)

Deferred income taxes - current	$1,291,907	$1,104,050
Deferred income taxes - non-current	(12,928,048)	(11,750,718)
	$(11,636,141)	$(10,646,668)

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

As of December 31, 2014, we had approximately $17,598,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. If the Five Star undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $6,159,000.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2012. In 2014, we were subjected to an IRS examination for our consolidated U.S. Federal return for the year 2011. There were no adjustments to our return as a result of that examination. State jurisdictions that remain subject to examination range from 2010 to 2014. Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2009 to 2014.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2014 no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

11.    CAPITAL STOCK AND STOCK BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards described in the 2014 Plan. As of December 31, 2014, we were authorized to issue 493,084 shares under this plan.

On May 11, 2004 our shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan included 750,000 of our common shares that may be granted for stock options and restricted stock awards. During 2014, we issued the service based restricted stock, the performance based restricted stock and the stock options noted below under the 2004 Plan. The 2004 Plan has expired and no future issuances will be made from this plan.

Service Based Restricted Stock

During 2014, we issued 23,000 shares of restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $14.57 per unit, which was the closing price of our stock on the last trading date prior to the grant date. For the year ended December 31, 2014, we recorded expense of $83,778 related to these restricted stock units.

Performance Based Restricted Stock

During 2014, we made available up to 23,000 shares of performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2015. For the year ended 2014, we did not record any expense related to these restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

During 2014, we issued 23,000 shares of stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $14.57 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $5.94 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 52.04%, a risk free interest rate of 2.41%, a dividend yield of 2.75% and an employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. For the year ended 2014, we recorded expense of $27,324 related to these stock options.

For the above issuances under the plan, we expect to recognize expense in the years 2015 through 2018 as follows:

2015	$102,555
2016	98,282
2017	94,009
2018	22,069

Total	$316,915

The following summarizes stock option transactions from January 1, 2014 through December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	-	$-
Issued	23,000	$14.57
Exercised	-	$-
Forfeited	-	$-
Options outstanding at December 31, 2014	23,000	$14.57	9.0	$-

Options exercisable at:
January 1, 2014	-	$-		$-
December 31, 2014	-	$-
			-	$-
Unvested options at December 31, 2014	23,000	$14.57	9.0	$-

During the year ended December 31, 2014, we issued 13,678 shares of common stock to members of our Board of Directors and an employee. We recorded compensation expense of $196,000, which was the fair market value of the shares on the grant dates. The shares are fully vested.

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2014 and 2013, respectively.

The plans generally provided for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years.

The following summarizes stock option transactions from January 1, 2013 through December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	10,000	$24.36
Issued	-	$-
Exercised	-	$-
Forfeited	(10,000)	$24.36
Outstanding at December 31, 2013	-	$-		$-

Options exercisable at December 31, 2013	-	$-		$-

Unvested options at December 31, 2013	-	$-	-	$-

There were no options granted during the years 2013 or 2012.

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

12.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2014	2013	2012
Interest paid	$856,578	$683,475	$718,117

Federal, state and local income taxes paid - net of refunds	$972,645	$3,248,181	$2,671,990

Capitalized interest	$-	$-	$-

Fixed asset purchases in accounts payable	$85,488	$459,941	$618,774

13.    SEGMENT INFORMATION

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

We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. We began shipping boots in the first quarter of 2013. The contract included a minimum purchase amount of $3.0 million and a maximum of $15.0 million for the first year and included an option for four additional years with the same terms. During 2014, we shipped boots under this same agreement.

The following is a summary of segment results for the Wholesale, Retail, and Military segments. Certain amounts from prior year have been reclassified to conform to current year presentation.

	Years Ended December 31,
	2014	2013	2012
NET SALES:
Wholesale	$233,898,250	$192,901,438	$186,219,918
Retail	44,347,775	43,092,829	41,284,731
Military	7,996,144	8,876,464	1,032,401
Total Net Sales	$286,242,169	$244,870,731	$228,537,050

GROSS MARGIN:
Wholesale	$75,840,977	$62,420,052	$60,987,243
Retail	19,449,609	19,856,441	19,475,431
Military	1,070,139	1,265,958	43,303
Total Gross Margin	$96,360,725	$83,542,451	$80,505,977

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group:

	2014	% of Sales	2013	% of Sales	2012	% of Sales
Work footwear	$131,510,217	45.9%	$123,131,787	50.3%	$116,504,833	51.0%
Western footwear	45,475,880	15.9%	36,998,504	15.1%	29,998,191	13.1%
Duty and commercial military footwear	38,174,738	13.3%	33,517,114	13.7%	35,023,601	15.3%
Lifestyle footwear	25,823,220	9.0%	10,599,879	4.3%	10,162,700	4.4%
Outdoor footwear	24,606,151	8.6%	20,194,524	8.2%	22,387,493	9.8%
Military footwear	7,996,144	2.8%	8,876,464	3.6%	1,032,401	0.5%
Apparel	7,471,005	2.6%	6,676,075	2.7%	9,651,847	4.2%
Other	4,100,128	1.4%	4,454,968	1.8%	3,556,597	1.6%
Royalty income	1,084,686	0.4%	421,416	0.2%	219,387	0.1%

	$286,242,169	100%	$244,870,731	100%	$228,537,050	100%

Net sales to foreign countries, primarily Canada, represented approximately 6.3% of net sales in 2014, 2.9% of net sales in 2013 and 3.9% of net sales in 2012.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2014
Net sales	$65,783,284	$68,822,520	$72,729,678	$78,906,687	$286,242,169
Gross margin	21,853,149	22,585,662	24,273,792	27,648,122	96,360,725
Net income	723,788	1,511,461	3,138,507	4,471,542	9,845,298
Dividends paid	753,981	754,321	754,665	755,012	3,017,979

Net income per common share:
Basic	$0.10	$0.20	$0.42	$0.59	$1.30
Diluted	$0.10	$0.20	$0.42	$0.59	$1.30

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter		Total Year
2013
Net sales	$53,715,476	$59,419,751	$70,176,216		$61,559,288		$244,870,731
Gross margin	18,670,770	20,310,487	22,739,670		21,821,524		83,542,451
Net income	892,096	1,772,280	2,934,196	(a)	1,774,184	(a)	7,372,756
Dividends paid	-	750,357	752,933		751,645		2,254,935

Net income per common share:
Basic	$0.12	$0.24	$0.39		$0.24		$0.98
Diluted	$0.12	$0.24	$0.39		$0.24		$0.98

(a)	Includes after-tax acquisition related expenses of $0.1 million and $0.7 million for the third and fourth quarter, respectively, as discussed in Note 15.

15.    ACQUISITION OF CREATIVE RECREATION

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

During 2014, we had net sales of $16.1 million in net sales for the Creative Recreation business.

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

