Form 10-Q
period 2015-03-31
ROCKY BRANDS, INC.
filed 2015-04-30
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _____________________________

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

As of April 24, 2015, 7,561,669 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014	March 31, 2014
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,391,765	$4,616,694	$4,203,846
Trade receivables – net	54,271,919	55,807,103	52,735,602
Other receivables	618,179	476,480	357,133
Inventories	83,125,271	85,237,042	78,308,659
Income tax receivable	52,961	-	759,938
Deferred income taxes	1,291,907	1,291,907	1,104,050
Prepaid expenses	3,078,008	2,553,442	2,708,168
Total current assets	146,830,010	149,982,668	140,177,396

FIXED ASSETS – net	25,331,520	26,264,641	27,971,316
IDENTIFIED INTANGIBLES	36,649,003	36,681,644	36,773,351
OTHER ASSETS	277,305	299,490	322,863
TOTAL ASSETS	$209,087,838	$213,228,443	$205,244,926

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$13,894,921	$15,116,131	$19,583,618
Accrued expenses:
Salaries and wages	909,487	1,773,061	899,044
Taxes - other	439,220	532,470	563,816
Accrued freight	534,100	683,482	1,055,875
Commissions	505,585	681,185	522,301
Accrued duty	2,465,913	2,693,223	1,680,971
Income taxes payable	-	2,687,535	-
Other	1,173,185	1,042,653	1,110,371
Total current liabilities	19,922,411	25,209,740	25,415,996

LONG TERM DEBT	36,691,449	36,270,373	36,590,000
DEFERRED INCOME TAXES	12,928,048	12,928,048	11,750,718
DEFERRED LIABILITIES	434,625	472,364	255,906
TOTAL LIABILITIES	69,976,533	74,880,525	74,012,620

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2015 - 7,559,725; December 31, 2014 - 7,550,126 and March 31, 2014 - 7,539,808	70,566,065	70,460,672	70,202,570
Retained earnings	68,545,240	67,887,246	61,029,736
Total shareholders' equity	139,111,305	138,347,918	131,232,306
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$209,087,838	$213,228,443	$205,244,926

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
NET SALES	$65,451,303	$65,783,284

COST OF GOODS SOLD	43,479,993	43,930,135

GROSS MARGIN	21,971,310	21,853,149

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	19,567,947	20,515,539

INCOME FROM OPERATIONS	2,403,363	1,337,610

OTHER INCOME AND (EXPENSES):
Interest expense, net	(165,076)	(218,673)
Other – net	(63,340)	(6,149)
Total other - net	(228,416)	(224,822)

INCOME BEFORE INCOME TAXES	2,174,947	1,112,788

INCOME TAX EXPENSE	761,000	389,000

COMPREHENSIVE INCOME	$1,413,947	$723,788

NET INCOME PER SHARE
Basic	$0.19	$0.10
Diluted	$0.19	$0.10

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,559,343	7,539,733
Diluted	7,566,698	7,540,406

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,413,947	$723,788
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,801,555	1,645,382
Loss on disposal of fixed assets	-	42,772
Stock compensation expense	102,479	49,000
Change in assets and liabilities
Receivables	1,393,485	(3,697,179)
Inventories	2,111,771	(136,989)
Other current assets	(577,527)	(696,471)
Other assets	22,185	31,188
Accounts payable	(1,283,018)	7,897,364
Accrued and other liabilities	(4,103,858)	(97,588)

Net cash provided by operating activities	881,019	5,761,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(772,809)	(3,248,711)
Investment in trademarks and patents	(1,176)	-
Proceeds from sale of fixed assets	-	27,850

Net cash used in investing activities	(773,985)	(3,220,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	20,135,196	18,224,187
Repayments of revolving credit facility	(19,714,120)	(20,022,385)
Proceeds from stock option exercises	2,914	-
Dividends paid on common stock	(755,953)	(753,979)

Net cash used in financing activities	(331,963)	(2,552,177)

DECREASE IN CASH AND CASH EQUIVALENTS	(224,929)	(11,771)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	4,616,694	4,215,617

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$4,391,765	$4,203,846

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,017,000, $1,002,000 and $860,000 at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories, net of reserves, are comprised of the following:

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Unaudited)		(Unaudited)

Raw materials	$12,931,069	$11,702,762	$13,368,153
Work-in-process	877,162	577,127	1,035,510
Finished goods	69,317,040	72,957,153	63,904,996

Total	$83,125,271	$85,237,042	$78,308,659

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014

Interest	$155,196	$193,354

Federal, state and local income taxes,
net of refunds	$3,500,971	$906,060

Fixed asset purchases in accounts payable	$147,296	$659,722

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2015 and 2014 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Weighted average
shares outstanding	7,559,343	7,539,733

Dilutive restricted share units	6,596	673
Dilutive stock options	759	-

Dilutive weighted average
shares outstanding	7,566,698	7,540,406

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 86,827 and 44,815 for the three months ended March 31, 2015 and 2014, respectively.

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently adopted accounting standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1. The component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. 2. The component of an entity or group of components of an entity is disposed of by sale. 3. The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). The update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this standard did not have an effect on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The objective of this update is to simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2015. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We have not yet determined the impact this ASU will have on our consolidated financial statements.

7.	INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2012. In 2014, we were subjected to an IRS examination for our consolidated U.S. Federal return for the year 2011. There were no adjustments to our return as a result of that examination. State jurisdictions that remain subject to examination range from 2010 to 2014. Foreign jurisdiction tax returns that remain subject to examination range from 2009 to 2014 for Canada and from 2009 to 2014 for Puerto Rico. We do not believe we have any uncertain tax positions.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of March 31, 2015, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 35% and 35% for the three months ended March 31, 2015 and 2014, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2015 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,283,386	312,091
Customer relationships	2,200,000	1,106,666	1,093,334
Total Identified Intangibles	$40,039,055	$3,390,052	$36,649,003

	Gross	Accumulated	Carrying
December 31, 2014	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,594,301	2,269,569	324,732
Customer relationships	2,200,000	1,086,666	1,113,334
Total Identified Intangibles	$40,037,879	$3,356,235	$36,681,644

	Gross	Accumulated	Carrying
March 31, 2014 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,584,855	2,228,415	356,440
Customer relationships	2,200,000	1,026,667	1,173,333
Total Identified Intangibles	$40,028,433	$3,255,082	$36,773,351

Amortization expense for intangible assets was $33,817 and $33,748 for the three months ended March 31, 2015 and 2014, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2016	$132,180
2017	127,612
2018	121,468
2019	113,484
2020	110,578

9.	CAPITAL STOCK

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of March 31, 2015, we were authorized to issue 401,437 shares under this plan.

Service Based Restricted Stock

In the first quarter of 2015, we issued 28,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $13.42 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In the first quarter of 2014, we issued 23,000 restricted stock units under the 2004 Stock Incentive Plan to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $14.57 per unit, which was the closing price of our stock on the last trading date prior to the grant date. For the three months ended March 31, 2015, we recorded expense of $41,109 related to these restricted stock unit issuances.

Performance Based Restricted Stock

In the first quarter of 2015, we made available up to 32,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2016. In the first quarter of 2014, we made available up to 23,000 performance based restricted stock units under the 2004 Stock Incentive Plan to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2015. For the three months ended March 31, 2015 and 2014, we did not record any expense related to these performance based restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

In the first quarter of 2015, we issued 28,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $13.42 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $4.70 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 46.20%, a risk free interest rate of 1.92%, a dividend yield of 2.99% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. In the first quarter of 2014, we issued 23,000 stock options under the 2004 Stock Incentive Plan to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $14.57 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $5.94 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 52.04%, a risk free interest rate of 2.41%, a dividend yield of 2.75% and an employee forfeiture rate of 3.8%. For the three months ended March 31, 2015, we recorded expense of $12,370 related to these stock option issuances.

The following summarizes stock option transactions from January 1, 2015 through March 31, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2015	23,000	$14.57
Issued	28,000	$13.42
Exercised	(200)	$14.57
Forfeited	(800)	$14.57
Options outstanding at March 31, 2015	50,000	$13.93

Options exercisable at:
January 1, 2015	-	$-
March 31, 2015	4,400	$14.57

Unvested options at March 31, 2015	45,600	$13.86

During the three months ended March 31, 2015, we issued 3,647 shares of common stock to members of our Board of Directors. We recorded compensation expense of $49,000, which was the fair market value of the shares on the grant dates. The shares are fully vested.

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

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
NET SALES:
Wholesale	$50,979,693	$53,080,807
Retail	11,854,759	11,105,011
Military	2,616,851	1,597,466
Total Net Sales	$65,451,303	$65,783,284

GROSS MARGIN:
Wholesale	$16,303,024	$16,620,634
Retail	5,348,445	5,021,663
Military	319,841	210,852
Total Gross Margin	$21,971,310	$21,853,149

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of March 31, 2015, December 31, 2014 and March 31 2014, we had approximately $32.0 million, $35.0 million and $34.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2015, we had $36.7 million in borrowings under this facility and total capacity of $74.3 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At March 31, 2015, there was no triggering event and the covenant was not in effect.

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

	Three Months Ended
	March 31,
	2015	2014
Net Sales	100.0%	100.0%
Cost Of Goods Sold	66.4%	66.8%
Gross Margin	33.6%	33.2%

Selling, General and
Administrative Expenses	29.9%	31.2%

Income From Operations	3.7%	2.0%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net sales. Net sales for the three months ended March 31, 2015 were $65.5 million compared to $65.8 million for the same period in 2014. Wholesale sales for the three months ended March 31, 2015 were $51.0 million compared to $53.1 million for the same period in 2014. The $2.1 million decrease in Wholesale sales was the result of a $1.9 million decrease in our work footwear category, a $0.8 million decrease in our commercial military footwear category and a $0.5 million decrease in our lifestyle footwear category, which was partially offset by a $0.9 million increase in our western footwear category. The work footwear category was primarily down from the prior year period due to a decrease of $1.6 million in private label footwear shipments. In addition, the lifestyle footwear category was lower than the prior year period as a result of a $1.0 million decrease in the Creative Recreation brand. Retail sales for the three months ended March 31, 2015 were $11.9 million compared to $11.1 million for the same period in 2014. Military segment sales for the three months ended March 31, 2015, were $2.6 million, compared to $1.6 million in the same period in 2014. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order.

Gross margin. Gross margin for the three months ended March 31, 2015 was $22.0 million, or 33.6% of net sales, compared to $21.9 million, or 33.2% of net sales, in the same period last year. Wholesale gross margin for the three months ended March 31, 2015 was $16.3 million, or 32.0% of net sales, compared to $16.6 million, or 31.3% of net sales, in the same period last year. The 70 basis point increase was primarily due to a prior year product sale at reduced prices to a key retail partner that reduced margins in the first quarter of 2014. The Retail gross margin for the three months ended March 31, 2015 was $5.3 million, or 45.1% of net sales, compared to $5.0 million, or 45.2% of net sales, for the same period in 2014. Military gross margin for the three months ended March 31, 2015 was $0.3 million, or 12.2% of net sales, compared to $0.2 million, or 13.2% of net sales, for the same period in 2014.

SG&A expenses. SG&A expenses were $19.6 million, or 29.9% of net sales, for the three months ended March 31, 2015, compared to $20.5 million, or 31.2% of net sales for the same period in 2014. The net decrease in 2015 was primarily related to a reduction in freight cost of $0.6 million, lower tradeshow expenses of $0.2 million and reduced advertising expenses of $0.2 million as compared to the same period in 2014.

Interest expense. Interest expense was $0.2 million in the three months ended March 31, 2015, compared to $0.2 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended March 31, 2015 was $0.8 million, compared to $0.4 million for the same period a year ago. We provided for income taxes at effective tax rates of 35% for 2015 and 2014.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our amended and restated credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $0.8 million for the first three months of 2015, compared to $3.2 million for the same period in 2014. Total capital expenditures for 2015 are anticipated to be approximately $6.1 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of March 31, 2015, December 31, 2014 and March 31 2014, we had approximately $34.0 million, $35.0 million and $34.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2015, we had $36.7 million in borrowings under this facility and total capacity of $74.3 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At March 31, 2015, there was no triggering event and the covenant was not in effect.

Our amended and restated revolving credit facility matures in November 2019. We have no other long-term debt maturities.

Operating Activities. Cash provided by operating activities totaled $0.9 million for the three months ended March 31, 2015, compared to $5.8 million in the same period of 2014. Cash provided by operating activities for the three months ended March 31, 2015 was primarily impacted by increases in inventory and accounts receivable, partially offset by decreases in accrued and other liabilities. Cash provided by operating activities for the three months ended March 31, 2014 was primarily impacted by increases in accounts payable, partially offset by increases receivables.

Investing Activities. Cash used in investing activities was $0.8 million for the three months ended March 31, 2015, compared to $3.2 million in the same period of 2014. Cash used in investing activities reflects an investment in property, plant and equipment of $0.8 million in 2015 and $3.2 million in 2014. Our 2015 and 2014 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2015 was $0.3 million and was related to the payment of dividends on our common stock, mostly offset by net borrowings under the revolving credit facility. Cash used in financing activities for the three months ended March 31, 2014 was $2.6 million and was related to a net reduction under the revolving credit facility and for the payment of dividends on our common stock.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2014.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

_____________________

* Filed with this report.

+ Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: April 30, 2015	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

