Form 10-Q
period 2015-06-30
ROCKY BRANDS, INC.
filed 2015-07-29
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, 7,564,313 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014	June 30, 2014
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,526,938	$4,616,694	$3,960,134
Trade receivables – net	58,073,165	55,807,103	54,088,664
Other receivables	605,019	476,480	754,889
Inventories	86,478,155	85,237,042	86,438,290
Income tax receivable	56,540	-	7,039
Deferred income taxes	1,291,907	1,291,907	1,104,050
Prepaid expenses	2,672,643	2,553,442	2,657,619
Total current assets	153,704,367	149,982,668	149,010,685
FIXED ASSETS – net	25,258,833	26,264,641	27,641,771
IDENTIFIED INTANGIBLES	36,615,202	36,681,644	36,741,214
OTHER ASSETS	269,620	299,490	348,958
TOTAL ASSETS	$215,848,022	$213,228,443	$213,742,628

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$19,436,481	$15,116,131	$18,433,803
Accrued expenses:
Salaries and wages	1,500,561	1,773,061	2,127,934
Taxes - other	521,327	532,470	539,919
Accrued freight	500,113	683,482	858,244
Commissions	555,781	681,185	698,799
Accrued duty	2,693,060	2,693,223	2,430,325
Income taxes payable	-	2,687,535	-
Other	1,346,625	1,042,653	1,157,565
Total current liabilities	26,553,948	25,209,740	26,246,589
LONG TERM DEBT	35,593,360	36,270,373	43,359,640
DEFERRED INCOME TAXES	12,928,048	12,928,048	11,750,718
DEFERRED LIABILITIES	389,208	472,364	293,823
TOTAL LIABILITIES	75,464,564	74,880,525	81,650,770
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2015 - 7,562,069; December 31, 2014 - 7,550,126 and June 30, 2014 - 7,543,210	70,667,372	70,460,672	70,304,984
Retained earnings	69,716,086	67,887,246	61,786,874
Total shareholders' equity	140,383,458	138,347,918	132,091,858
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$215,848,022	$213,228,443	$213,742,628

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET SALES	$68,583,196	$68,822,520	$134,034,499	$134,605,804

COST OF GOODS SOLD	45,934,563	46,236,858	89,414,556	90,166,993

GROSS MARGIN	22,648,633	22,585,662	44,619,943	44,438,811

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,395,298	20,041,283	38,963,245	40,556,822

INCOME FROM OPERATIONS	3,253,335	2,544,379	5,656,698	3,881,989

OTHER INCOME AND (EXPENSES):
Interest expense, net	(176,186)	(225,299)	(341,262)	(443,972)
Other – net	4,524	6,381	(58,816)	232
Total other - net	(171,662)	(218,918)	(400,078)	(443,740)

INCOME BEFORE INCOME TAXES	3,081,673	2,325,461	5,256,620	3,438,249

INCOME TAX EXPENSE	1,079,000	814,000	1,840,000	1,203,000

COMPREHENSIVE INCOME	$2,002,673	$1,511,461	$3,416,620	$2,235,249

NET INCOME PER SHARE
Basic	$0.26	$0.20	$0.45	$0.30
Diluted	$0.26	$0.20	$0.45	$0.30

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,561,850	7,543,173	7,560,603	7,541,462
Diluted	7,578,713	7,545,319	7,572,467	7,542,871

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,416,620	$2,235,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,591,306	3,380,985
Loss on disposal of fixed assets	-	110,065
Stock compensation expense	197,958	151,414
Change in assets and liabilities
Receivables	(2,394,601)	(5,447,997)
Inventories	(1,241,113)	(8,266,620)
Other current assets	(175,741)	106,977
Other assets	29,870	5,093
Accounts payable	4,111,475	7,273,763
Accrued and other liabilities	(3,059,298)	1,920,737
Net cash provided by operating activities	4,476,476	1,469,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,309,005)	(5,214,536)
Investment in trademarks and patents	(1,176)	(1,603)
Proceeds from sale of fixed assets	-	27,850
Net cash used in investing activities	(2,310,181)	(5,188,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	36,407,387	41,443,827
Repayments of revolving credit facility	(37,084,400)	(36,472,385)
Proceeds from stock option exercises	8,742	-
Dividends paid on common stock	(1,587,780)	(1,508,302)
Net cash (used in) provided by financing activities	(2,256,051)	3,463,140

DECREASE IN CASH AND CASH EQUIVALENTS	(89,756)	(255,483)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,616,694	4,215,617

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,526,938	$3,960,134

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,053,000, $1,002,000 and $887,000 at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories, net of reserves, are comprised of the following:

	June 30,	December 31,	June 30,
	2015	2014	2014
	(Unaudited)		(Unaudited)
Raw materials	$14,307,340	$11,702,762	$16,017,918
Work-in-process	1,018,399	577,127	1,081,286
Finished goods	71,152,416	72,957,153	69,339,086
Total	$86,478,155	$85,237,042	$86,438,290

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Six Months Ended
	June 30,
	2015	2014

Interest	$332,387	$387,994

Federal, state and local income taxes, net of refunds	$4,583,560	$964,750

Fixed asset purchases in accounts payable	$294,363	$133,508

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended June 30, 2015 and 2014 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average shares outstanding	7,561,850	7,543,173	7,560,603	7,541,462
Dilutive restricted share units	11,719	2,146	9,370	1,409
Dilutive stock options	5,144	-	2,494	-
Dilutive weighted average shares outstanding	7,578,713	7,545,319	7,572,467	7,542,871

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 77,428 and 40,250 for the three months ended June 30, 2015 and 2014, respectively. Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 82,374 and 44,336 for the six months ended June 30, 2015 and 2014, respectively.

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

Accounting standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We have not yet determined the impact this ASU will have on our consolidated financial statements.

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

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of June 30, 2015, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 35% for the three and six month periods ended June 30, 2015 and 2014.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2015 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,297,187	298,290
Customer relationships	2,200,000	1,126,666	1,073,334
Total Identified Intangibles	$40,039,055	$3,423,853	$36,615,202

	Gross	Accumulated	Carrying
December 31, 2014	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,594,301	2,269,569	324,732
Customer relationships	2,200,000	1,086,666	1,113,334
Total Identified Intangibles	$40,037,879	$3,356,235	$36,681,644

	Gross	Accumulated	Carrying
June 30, 2014 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,586,460	2,242,157	344,303
Customer relationships	2,200,000	1,046,667	1,153,333
Total Identified Intangibles	$40,030,038	$3,288,824	$36,741,214

Amortization expense for intangible assets was $33,801 and $33,741 for the three months ended June 30, 2015 and 2014, respectively and $67,618 and $67,489 for the six months ended June 30, 2015 and 2014, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2016	$132,180
2017	127,612
2018	121,468
2019	113,484
2020	110,578

9.	CAPITAL STOCK

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of June 30, 2015, we were authorized to issue 399,493 shares under this plan.

Service Based Restricted Stock

In the first quarter of 2015, we issued 28,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $13.42 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In the first quarter of 2014, we issued 23,000 restricted stock units under the 2004 Stock Incentive Plan to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $14.57 per unit, which was the closing price of our stock on the last trading date prior to the grant date. For the three and six months ended June 30, 2015, we recorded expense of $41,109 and $82,219, respectively, related to these restricted stock unit issuances.

Performance Based Restricted Stock

In the first quarter of 2015, we made available up to 32,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2016. In the first quarter of 2014, we made available up to 23,000 performance based restricted stock units under the 2004 Stock Incentive Plan to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2015. For the three and six months ended June 30, 2015 and 2014, we did not record any expense related to these performance based restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

In the first quarter of 2015, we issued 28,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $13.42 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $4.70 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 46.20%, a risk free interest rate of 1.92%, a dividend yield of 2.99% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. In the first quarter of 2014, we issued 23,000 stock options under the 2004 Stock Incentive Plan to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $14.57 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $5.94 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 52.04%, a risk free interest rate of 2.41%, a dividend yield of 2.75% and an employee forfeiture rate of 3.8%. For the three and six months ended June 30, 2015, we recorded expense of $12,370 and $24,739, respectively, related to these stock option issuances.

The following summarizes stock option transactions from January 1, 2015 through June 30, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2015	23,000	$14.57
Issued	28,000	$13.42
Exercised	(600)	$14.57
Forfeited	(800)	$14.57
Options outstanding at June 30, 2015	49,600	$13.92

Options exercisable at:
January 1, 2015	-	$-
June 30, 2015	4,000	$14.57
Unvested options at June 30, 2015	45,600	$13.86

During the three and six month periods ended June 30, 2015, we issued 1,944 and 5,591 shares of common stock to members of our Board of Directors, respectively. We recorded compensation expense of $42,000 and $91,000 for the three and six month periods ended June 30, 2015, respectively, which was the fair market value of the shares on the grant dates. The shares are fully vested.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET SALES:
Wholesale	$53,939,378	$56,712,072	$104,919,071	$109,792,879
Retail	10,181,252	10,064,663	22,036,011	21,169,674
Military	4,462,566	2,045,785	7,079,417	3,643,251
Total Net Sales	$68,583,196	$68,822,520	$134,034,499	$134,605,804

GROSS MARGIN:
Wholesale	$17,511,084	$18,155,363	$33,814,108	$34,775,997
Retail	4,543,506	4,159,166	9,891,951	9,180,829
Military	594,043	271,133	913,884	481,985
Total Gross Margin	$22,648,633	$22,585,662	$44,619,943	$44,438,811

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of June 30, 2015, December 31, 2014 and June 30, 2014, we had approximately $31.0 million, $35.0 million and $40.0 million, respectively, in fixed LIBOR borrowings under the credit facility.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2015, we had $35.6 million in borrowings under this facility and total capacity of $75 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At June 30, 2015, there was no triggering event and the covenant was not in effect.

Our amended and restated revolving credit facility matures in November 2019. We have no other long-term debt.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	67.0%	67.2%	66.7%	67.0%
Gross Margin	33.0%	32.8%	33.3%	33.0%

Selling, General and Administrative Expenses	28.3%	29.1%	29.1%	30.1%

Income From Operations	4.7%	3.7%	4.2%	2.9%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net sales. Net sales for the three months ended June 30, 2015 were $68.6 million compared to $68.8 million for the same period in 2014. Wholesale sales for the three months ended June 30, 2015 were $53.9 million compared to $56.7 million for the same period in 2014. The $2.8 million decrease in Wholesale sales was the result of a of a $2.5 million decrease in our commercial military footwear category, a $0.8 million decrease in our apparel sales and a $0.6 million decrease in our lifestyle footwear category, partially offset by a $1.1 million increase in our outdoor footwear category. Retail sales for the three months ended June 30, 2015 were $10.2 million compared to $10.1 million for the same period in 2014. Military segment sales for the three months ended June 30, 2015 were $4.5 million, compared to $2.0 million in the same period in 2014. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order.

Gross margin. Gross margin for the three months ended June 30, 2015 was $22.6 million, or 33.0% of net sales, compared to $22.6 million, or 32.8% of net sales, in the same period last year. Wholesale gross margin for the three months ended June 30, 2015 was $17.5 million, or 32.5% of net sales, compared to $18.2 million, or 32.0% of net sales, in the same period last year. The 50 basis point increase was primarily due to a prior year product sale at reduced prices to a key retail partner that reduced margins in the prior year period. The Retail gross margin for the three months ended June 30, 2015 was $4.5 million, or 44.6% of net sales, compared to $4.2 million, or 41.3% of net sales, for the same period in 2014. The 330 basis point increase was largely due to a shift in sales mix to higher margin business. This is primarily due to lower sales on contract business to a major U.S. city. Military gross margin for the three months ended June 30, 2015 was $0.6 million, or 13.3% of net sales, compared to $0.3 million, or 13.3% of net sales, for the same period in 2014.

SG&A expenses. SG&A expenses were $19.4 million, or 28.3% of net sales, for the three months ended June 30, 2015, compared to $20.0 million, or 29.1% of net sales for the same period in 2014. The $0.6 million decrease is related primarily to lower incentive compensation of $0.8 million.

Interest expense. Interest expense was $0.2 million in the three months ended June 30, 2015, compared to $0.2 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended June 30, 2015 was $1.1 million, compared to $0.8 million for the same period a year ago. We provided for income taxes at effective tax rates of 35% in 2015 and 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net sales. Net sales for the six months ended June 30, 2015 were $134.0 million compared to $134.6 million for the same period in 2014. Wholesale sales for the six months ended June 30, 2015 were $104.9 million compared to $109.8 million for the same period in 2014. The $4.9 million decrease in Wholesale sales was the result of a $3.3 million decrease in our commercial military footwear category, a $1.8 million decrease in our work footwear category and a $1.1 million decrease in our lifestyle footwear category, which was partially offset by a $1.2 million increase in our outdoor footwear category and a $1.0 million increase in our western footwear category. The work footwear category was primarily down from the prior year period due to a decrease in private label footwear shipments. In addition, the lifestyle footwear category was lower than the prior year period as a result of a $1.8 million decrease in the Creative Recreation brand. Retail sales for the six months ended June 30, 2015 were $22.0 million compared to $21.2 million for the same period in 2014. Military segment sales for the six months ended June 30, 2015, were $7.1 million, compared to $3.6 million in the same period in 2014. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order.

Gross margin. Gross margin for the six months ended June 30, 2015 was $44.6 million, or 33.3% of net sales, compared to $44.4 million, or 33.0% of net sales, in the same period last year. Wholesale gross margin for the six months ended June 30, 2015 was $33.8 million, or 32.2% of net sales, compared to $34.8 million, or 31.7% of net sales, in the same period last year. The 50 basis point increase was primarily due to a prior year product sale at reduced prices to a key retail partner that reduced margins in the first six months of 2014. The Retail gross margin for the six months ended June 30, 2015 was $9.9 million, or 44.9% of net sales, compared to $9.2 million, or 43.4% of net sales, for the same period in 2014. The 150 basis point increase was largely due to a shift in sales mix to higher margin business. This is primarily due to lower sales on contract business to a major U.S. city. Military gross margin for the six months ended June 30, 2015 was $0.9 million, or 12.9% of net sales, compared to less than $0.5 million, or 13.2% of net sales, for the same period in 2014.

SG&A expenses. SG&A expenses were $39.0 million, or 29.1% of net sales, for the six months ended June 30, 2015, compared to $40.6 million, or 30.1% of net sales for the same period in 2014. The $1.6 million decrease is primarily related to lower incentive compensation of $0.8 million and lower freight expense of $0.7 million.

Interest expense. Interest expense was $0.3 million in the six months ended June 30, 2015, compared to $0.4 million for the same period in the prior year.

Income taxes. Income tax expense for the six months ended June 30, 2015 was $1.8 million, compared to $1.2 million for the same period a year ago. We provided for income taxes at effective tax rates of 35% in 2015 and 2014.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our amended and restated credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $2.3 million for the first six months of 2015, compared to $5.2 million for the same period in 2014. Total capital expenditures for 2015 are anticipated to be approximately $6.1 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of June 30, 2015, December 31, 2014 and June 30, 2014, we had approximately $31.0 million, $35.0 million and $40.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2015, we had $35.6 million in borrowings under this facility and total capacity of $75 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At June 30, 2015, there was no triggering event and the covenant was not in effect.

Our amended and restated revolving credit facility matures in November 2019. We have no other long-term debt maturities.

Operating Activities. Cash provided by operating activities totaled $4.5 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. Cash provided by operating activities for the six months ended June 30, 2015 was primarily impacted by increases in accounts payable, partially offset by decreases in accrued liabilities and increases in accounts receivable and inventory. Cash provided by operating activities for the six months ended June 30, 2014 was primarily impacted by increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventory.

Investing Activities. Cash used in investing activities was $2.3 million for the six months ended June 30, 2015, compared to $5.2 million in the same period of 2014. Cash used in investing activities reflects an investment in property, plant and equipment of $2.3 million in 2015 and $5.2 million in 2014. Our 2015 and 2014 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2015 was $2.3 million and was primarily related to the payment of $1.6 million of dividends on common stock and a net decrease under the revolving credit facility of $0.7 million. Cash provided by financing activities for the six months ended June 30, 2014 was $3.5 million and was primarily related to a net increase under the revolving credit facility of $5.0 million, partially offset by the payment $1.5 million of dividends on common stock.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

____________________________

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: July 29, 2015	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

