Form 10-Q
period 2015-09-30
ROCKY BRANDS, INC.
filed 2015-10-27
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Large accelerated filer _____ Accelerated filer__X___ Non-accelerated filer _____ Smaller reporting company_____

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

As of October 23, 2015, 7,567,271 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014	September 30, 2014
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,978,553	$4,616,694	$4,327,710
Trade receivables – net	62,389,224	55,807,103	61,650,439
Other receivables	509,026	476,480	503,371
Inventories	87,996,325	85,237,042	90,115,460
Income tax receivable	215,736	-	-
Deferred income taxes	1,291,287	1,291,907	1,137,429
Prepaid expenses	2,969,005	2,553,442	2,577,125
Total current assets	159,349,156	149,982,668	160,311,534

FIXED ASSETS – net	26,808,704	26,264,641	27,266,880
IDENTIFIED INTANGIBLES	36,581,475	36,681,644	36,707,473
OTHER ASSETS	261,766	299,490	267,041
TOTAL ASSETS	$223,001,101	$213,228,443	$224,552,928

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$15,623,738	$15,116,131	$18,829,425
Accrued expenses:
Salaries and wages	1,614,437	1,773,061	1,572,232
Taxes - other	389,712	532,470	443,172
Accrued freight	661,484	683,482	495,319
Commissions	557,750	681,185	592,185
Accrued duty	2,756,236	2,693,223	2,674,224
Income taxes payable	-	2,687,535	882,770
Other	1,574,000	1,042,653	1,119,849
Total current liabilities	23,177,357	25,209,740	26,609,176

LONG TERM DEBT	45,030,998	36,270,373	50,687,596
DEFERRED INCOME TAXES	12,998,424	12,928,048	12,448,842
DEFERRED LIABILITIES	343,791	472,364	255,906
TOTAL LIABILITIES	81,550,570	74,880,525	90,001,520

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2015 - 7,564,313; December 31, 2014 - 7,550,126 and September 30, 2014 - 7,546,654	70,762,851	70,460,672	70,380,692
Retained earnings	70,687,680	67,887,246	64,170,716
Total shareholders' equity	141,450,531	138,347,918	134,551,408
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$223,001,101	$213,228,443	$224,552,928

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET SALES	$70,001,496	$72,729,678	$204,035,995	$207,335,482

COST OF GOODS SOLD	47,884,019	48,455,886	137,298,575	138,622,879

GROSS MARGIN	22,117,477	24,273,792	66,737,420	68,712,603

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	19,217,222	19,363,984	58,180,467	59,920,806

INCOME FROM OPERATIONS	2,900,255	4,909,808	8,556,953	8,791,797

OTHER INCOME AND (EXPENSES):
Interest expense, net	(188,413)	(252,972)	(529,675)	(696,944)
Other – net	(37,885)	(25,855)	(96,701)	(25,623)
Total other - net	(226,298)	(278,827)	(626,376)	(722,567)

INCOME BEFORE INCOME TAXES	2,673,957	4,630,981	7,930,577	8,069,230

INCOME TAX EXPENSE	870,290	1,492,474	2,710,290	2,695,474

COMPREHENSIVE INCOME	$1,803,667	$3,138,507	$5,220,287	$5,373,756

NET INCOME PER SHARE
Basic	$0.24	$0.42	$0.69	$0.71
Diluted	$0.24	$0.42	$0.69	$0.71

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,564,289	7,546,617	7,561,845	7,543,199
Diluted	7,578,219	7,550,268	7,574,239	7,545,338

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,220,287	$5,373,756
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,373,036	5,082,183
Deferred income taxes	70,996	664,745
Loss on disposal of fixed assets	-	103,362
Stock compensation expense	293,437	227,122
Change in assets and liabilities
Receivables	(6,614,667)	(12,758,254)
Inventories	(2,759,283)	(11,943,790)
Other current assets	(631,299)	194,510
Other assets	37,724	87,010
Accounts payable	162,501	7,631,855
Accrued and other liabilities	(2,668,563)	1,849,784

Net cash used in operating activities	(1,515,831)	(3,487,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,470,648)	(6,497,079)
Investment in trademarks and patents	(1,176)	(1,605)
Proceeds from sale of fixed assets	-	62,062

Net cash used in investing activities	(5,471,824)	(6,436,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	60,681,005	63,791,783
Repayments of revolving credit facility	(51,920,380)	(51,492,385)
Proceeds from stock option exercises	8,742	-
Dividends paid on common stock	(2,419,853)	(2,262,966)

Net cash provided by financing activities	6,349,514	10,036,432

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(638,141)	112,093

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	4,616,694	4,215,617

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$3,978,553	$4,327,710

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $966,000, $1,002,000 and $869,000 at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The allowance for uncollectible accounts is calculated based on the relative age and status of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories, net of reserves, are comprised of the following:

	September 30,	December 31,	September 30,
	2015	2014	2014
	(Unaudited)		(Unaudited)

Raw materials	$14,864,407	$11,702,762	$14,137,888
Work-in-process	1,469,054	577,127	1,083,312
Finished goods	71,662,864	72,957,153	74,894,260

Total	$87,996,325	$85,237,042	$90,115,460

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Nine Months Ended
	September 30,
	2015	2014

Interest	$516,984	$609,004

Federal, state and local income taxes,
net of refunds	$5,541,408	$901,852

Fixed asset purchases in accounts payable	$430,594	$171,038

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2015 and 2014 are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average
shares outstanding	7,564,289	7,546,617	7,561,845	7,543,199

Dilutive restricted share units	12,092	3,651	10,236	2,139
Dilutive stock options	1,838	-	2,158	-

Dilutive weighted average
shares outstanding	7,578,219	7,550,268	7,574,239	7,545,338

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 80,170 and 42,349 for the three months ended September 30, 2015 and 2014, respectively. Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 81,880 and 43,692 for the nine months ended September 30, 2015 and 2014, respectively.

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

Accounting standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14. The amendments in this update defer the effective date of Update 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have not yet determined the impact this ASU will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). The amendments in this Update require an entity to measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We have not yet determined the impact this ASU will have on our consolidated financial statements.

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

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of September 30, 2015, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 33.7% and 31.8% for the nine months ended September 30, 2015 and 2014, respectively. In the third quarters of 2015 and 2014, we reduced our estimated effective tax rate for the expected permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

During the three and nine month periods ended September 30, 2015, we recognized an increase to income tax expense of less than $0.1 million related to the filing of our 2014 Federal income tax return and our annual tax return to tax provision calculation adjustment which increased our effective tax rates for the three and nine-month period ended September 30, 2015 to 32.5% and 34.2%, respectively.

During the three and nine month periods ended September 30, 2014, we recognized an increase to income tax expense of $0.1 million related to the filing of our 2013 Federal income tax return and our annual tax return to tax provision calculation adjustment which increased our effective tax rates for the three and nine-month period ended September 30, 2014 to 32.2% and 33.4%, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2015 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,310,913	284,564
Customer relationships	2,200,000	1,146,667	1,053,333
Total Identified Intangibles	$40,039,055	$3,457,580	$36,581,475

	Gross	Accumulated	Carrying
December 31, 2014	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,594,301	2,269,569	324,732
Customer relationships	2,200,000	1,086,666	1,113,334
Total Identified Intangibles	$40,037,879	$3,356,235	$36,681,644

	Gross	Accumulated	Carrying
September 30, 2014 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,586,460	2,255,898	330,562
Customer relationships	2,200,000	1,066,667	1,133,333
Total Identified Intangibles	$40,030,038	$3,322,565	$36,707,473

Amortization expense for intangible assets was $33,726 and $33,742 for the three months ended September 30, 2015 and 2014, respectively and $101,345 and $101,231 for the nine months ended September 30, 2015 and 2014, respectively.  The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2016	$132,180
2017	127,612
2018	121,468
2019	113,484
2020	110,578

9.	CAPITAL STOCK

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of September 30, 2015, we were authorized to issue 397,249 shares under this plan.

Service Based Restricted Stock

In the first quarter of 2015, we issued 28,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $13.42 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In August 2015, we issued 2,000 restricted stock units to a member of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest on the same basis as the restricted stock units issued in the first quarter of 2015. We valued the units at a fair value of $18.15 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In the first quarter of 2014, we issued 23,000 restricted stock units under the 2004 Stock Incentive Plan to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $14.57 per unit, which was the closing price of our stock on the last trading date prior to the grant date. For the three and nine months ended September 30, 2015, we recorded expense of $41,109 and $123,328, respectively, related to these restricted stock unit issuances.

Performance Based Restricted Stock

In the first quarter of 2015, we made available up to 32,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2016. In August 2015, we made available up to 2,000 performance based restricted stock units to a member of our management. The shares underlying the performance based restricted stock units will be issued under the same criteria as the shares issued in the first quarter of 2015. In the first quarter of 2014, we made available up to 23,000 performance based restricted stock units under the 2004 Stock Incentive Plan to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2015. For the three and nine months ended September 30, 2015 and 2014, we did not record any expense related to these performance based restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

In the first quarter of 2015, we issued 28,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $13.42 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $4.70 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 46.20%, a risk free interest rate of 1.92%, a dividend yield of 2.99% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. In August 2015, we issued 2,000 stock options to a member of our management. These stock options vest in increments of 20% per year over the next five years, except for the first tranche of options that will vest on January 1, 2016. The options are exercisable at $18.15 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $5.95 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 40.32%, a risk free interest rate of 1.98%, a dividend yield of 2.46% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. In the first quarter of 2014, we issued 23,000 stock options under the 2004 Stock Incentive Plan to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $14.57 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $5.94 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 52.04%, a risk free interest rate of 2.41%, a dividend yield of 2.75% and an employee forfeiture rate of 3.8%. For the three and nine months ended September 30, 2015, we recorded expense of $12,368 and $37,107, respectively, related to these stock option issuances.

The following summarizes stock option transactions from January 1, 2015 through September 30, 2015:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2015	23,000	$14.57
Issued	28,000	$13.42
Exercised	(600)	$14.57
Forfeited	(800)	$14.57
Options outstanding at September 30, 2015	49,600	$13.92
Options exercisable at:
January 1, 2015	-	$-
September 30, 2015	4,000	$14.57
Unvested options at September 30, 2015	45,600	$13.86

During the three and nine month periods ended September 30, 2015, we issued 2,244 and 7,835 shares of common stock to members of our Board of Directors, respectively. We recorded compensation expense of $42,000 and $133,000 for the three and nine month periods ended September 30, 2015, respectively, which was the fair market value of the shares on the grant dates. The shares are fully vested.

In June 2009, our Board of Directors adopted a Rights Agreement, which provides for one preferred share purchase right to be associated with each share of our outstanding common stock. Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock. The rights are exercisable after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of our common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of the common stock. Such exercise would ultimately entitle the holders of the rights to purchase at the exercise price, shares of common stock of the surviving corporation or purchaser, respectively, with an aggregate market value equal to two times the exercise price. The person or groups effecting such 20 percent acquisition or undertaking such tender offer would not be entitled to exercise any rights. The Rights Agreement was renewed in June 2012 and expired in August 2015 upon action of the Board of Directors to amend the original expiration date from June 2017 to August 2015.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET SALES:
Wholesale	$54,661,064	$62,118,207	$159,580,135	$171,911,086
Retail	10,255,584	9,465,159	32,291,595	30,634,833
Military	5,084,848	1,146,312	12,164,265	4,789,563
Total Net Sales	$70,001,496	$72,729,678	$204,035,995	$207,335,482

GROSS MARGIN:
Wholesale	$16,836,198	$19,975,610	$50,650,306	$54,751,607
Retail	4,575,976	4,145,655	14,467,927	13,326,484
Military	705,303	152,527	1,619,187	634,512
Total Gross Margin	$22,117,477	$24,273,792	$66,737,420	$68,712,603

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of September 30, 2015, December 31, 2014 and September 30, 2014, we had approximately $35.0 million, $35.0 million and $45.0 million, respectively, in fixed LIBOR borrowings under the credit facility.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2015, we had $45.0 million in borrowings under this facility and total capacity of $75 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At September 30, 2015, there was no triggering event and the covenant was not in effect.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	68.4%	66.6%	67.3%	66.9%
Gross Margin	31.6%	33.4%	32.7%	33.1%

Selling, General and
Administrative Expenses	27.5%	26.6%	28.5%	28.9%

Income From Operations	4.1%	6.8%	4.2%	4.2%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net sales. Net sales for the three months ended September 30, 2015 were $70.0 million compared to $72.7 million for the same period in 2014. Wholesale sales for the three months ended September 30, 2015 were $54.7 million compared to $62.1 million for the same period in 2014. The $7.4 million decrease in Wholesale sales was the result of a $3.6 million decrease in our work footwear category, a $2.6 million decrease in our outdoor footwear category, a $1.0 million decrease in our duty footwear category, a $0.5 million decrease in our apparel sales and a $0.3 million decrease in our western footwear category, partially offset by a $0.6 million increase in our commercial military footwear category. Retail sales for the three months ended September 30, 2015 were $10.3 million compared to $9.5 million for the same period in 2014. The increase in retail sales is largely due to higher sales from our business-to-consumer ecommerce web platforms. Military segment sales for the three months ended September 30, 2015 were $5.1 million, compared to $1.1 million in the same period in 2014. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order.

Gross margin. Gross margin for the three months ended September 30, 2015 was $22.1 million, or 31.6% of net sales, compared to $24.3 million, or 33.4% of net sales, in the same period last year. Wholesale gross margin for the three months ended September 30, 2015 was $16.8 million, or 30.8% of net sales, compared to $20.0 million, or 32.2% of net sales, in the same period last year. The 140 basis point decrease was due to lower selling prices as well as higher product costs. The Retail gross margin for the three months ended September 30, 2015 was $4.6 million, or 44.6% of net sales, compared to $4.1 million, or 43.8% of net sales, for the same period in 2014. The 80 basis point increase was largely due to a shift in sales mix to consumer ecommerce business which carries a higher margin. Military gross margin for the three months ended September 30, 2015 was $0.7 million, or 13.9% of net sales, compared to $0.2 million, or 13.3% of net sales, for the same period in 2014.

SG&A expenses. SG&A expenses were $19.2 million, or 27.5% of net sales, for the three months ended September 30, 2015, compared to $19.4 million, or 26.6% of net sales for the same period in 2014. The $0.2 million decrease was related primarily to lower wage and benefit expenses, mostly offset by higher advertising expenses.

Interest expense. Interest expense was $0.2 million in the three months ended September 30, 2015, compared to $0.3 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended September 30, 2015 was $0.9 million, compared to $1.5 million for the same period a year ago. We provided for income taxes at effective tax rates of 31.1% in 2015 and 29.5% in 2014. In the third quarters of 2015 and 2014, we reduced our estimated effective tax rate for the full year for the expected permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

During the three month period ended September 30, 2015, we recognized an increase to income tax expense of less than $0.1 million related to our provision reconciliation to the filing of our 2014 Federal income tax return which increased our effective tax rate from 31.1% to 32.5%. During the three month period ended September 30, 2014, we recognized an increase to income tax expense of $0.1 million related to our provision reconciliation to the filing of our 2013 Federal income tax return which increased our effective tax rate from 29.5% to 32.2%.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net sales. Net sales for the nine months ended September 30, 2015 were $204.0 million compared to $207.3 million for the same period in 2014. Wholesale sales for the nine months ended September 30, 2015 were $159.6 million compared to $171.9 million for the same period in 2014. The $12.3 million decrease in Wholesale sales was the result of a $5.4 million decrease in our work footwear category, a $2.7 million decrease in our commercial military footwear category, a $1.4 million decrease in our outdoor footwear category, a $1.4 million decrease in our duty footwear category, a $1.2 million decrease in apparel sales and a $1.1 million decrease in our lifestyle footwear category, which was partially offset by a $0.7 million increase in our western footwear category. Retail sales for the nine months ended September 30, 2015 were $32.3 million compared to $30.6 million for the same period in 2014. Military segment sales for the nine months ended September 30, 2015, were $12.2 million, compared to $4.8 million in the same period in 2014. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order.

Gross margin. Gross margin for the nine months ended September 30, 2015 was $66.7 million, or 32.7% of net sales, compared to $68.7 million, or 33.1% of net sales, in the same period last year. Wholesale gross margin for the nine months ended September 30, 2015 was $50.7 million, or 31.7% of net sales, compared to $54.8 million, or 31.8% of net sales, in the same period last year. The Retail gross margin for the nine months ended September 30, 2015 was $14.5 million, or 44.8% of net sales, compared to $13.3 million, or 43.5% of net sales, for the same period in 2014. The 130 basis point increase was largely due to a shift in sales mix to increased sales on consumer ecommerce business which carries a higher margin and lower sales on contract business to a major U.S. city which carries a lower margin. Military gross margin for the nine months ended September 30, 2015 was $1.6 million, or 13.3% of net sales, compared to less than $0.6 million, or 13.2% of net sales, for the same period in 2014.

SG&A expenses. SG&A expenses were $58.2 million, or 28.5% of net sales, for the nine months ended September 30, 2015, compared to $59.9 million, or 28.9% of net sales for the same period in 2014. The $1.7 million decrease was primarily related to lower incentive compensation of $0.8 million, lower wage and benefit costs of $0.8 million and lower freight expense of $0.8 million, which was partially offset by higher advertising expenses of $0.3 million.

Interest expense. Interest expense was $0.5 million in the nine months ended September 30, 2015, compared to $0.7 million for the same period in the prior year.

Income taxes. Income tax expense for the nine months ended September 30, 2015 was $2.7 million, compared to $2.7 million for the same period a year ago. We provided for income taxes at effective tax rates of 33.7% in 2015 and 31.8% in 2014. In the third quarters of 2015 and 2014, we reduced our estimated effective tax rate for the full year for the expected permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

During the nine month period ended September 30, 2015, we recognized an increase to income tax expense of less than $0.1 million related to our provision reconciliation to the filing of our 2014 Federal income tax return which increased our effective tax rate from 33.7% to 34.2%. During the nine month period ended September 30, 2014, we recognized an increase to income tax expense of $0.1 million related to our provision reconciliation to the filing of our 2013 Federal income tax return which increased our effective tax rate from 31.8% to 33.4%.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our amended and restated credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing operations, retail sales fleet and for information technology. Capital expenditures were $5.5 million for the first nine months of 2015, compared to $6.5 million for the same period in 2014. Total capital expenditures for 2015 are anticipated to be approximately $6.1 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of September 30, 2015, December 31, 2014 and September 30, 2014, we had approximately $35.0 million, $35.0 million and $45.0 million, respectively, in fixed LIBOR borrowings under the credit facility.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2015, we had $45.0 million in borrowings under this facility and total capacity of $75 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At September 30, 2015, there was no triggering event and the covenant was not in effect.

Our amended and restated revolving credit facility matures in November 2019. We have no other long-term debt.

Operating Activities. Cash used in operating activities totaled $1.5 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively. Cash used by operating activities for the nine months ended September 30, 2015 and 2014 was primarily impacted by seasonally higher inventory and accounts receivable levels, partially offset by increases in accounts payable.

Investing Activities. Cash used in investing activities was $5.5 million for the nine months ended September 30, 2015, compared to $6.4 million in the same period of 2014. Cash used in investing activities reflects an investment in property, plant and equipment of $5.5 million in 2015 and $6.5 million in 2014. Our 2015 and 2014 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations and for information technology.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2015 was $6.3 million and was primarily related to a net increase under the revolving credit facility of $8.8 million, partially offset by the payment of $2.4 million of dividends on common stock. Cash provided by financing activities for the nine months ended September 30, 2014 was $10.0 million and was primarily related to a net increase under the revolving credit facility of $12.3 million, partially offset by the payment $2.3 million of dividends on common stock.

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

Accounts receivable allowances

Management maintains allowances for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for uncollectible accounts is calculated based on the relative age and status of trade receivable balances.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

_____________________

* Filed with this report.

+ Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: October 27, 2015	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

