Form 10-K
period 2015-12-31
ROCKY BRANDS, INC.
filed 2016-03-03
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $129,568,298 on June 30, 2015.

There were 7,583,901 shares of the Registrant's Common Stock outstanding on February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada as well as in several international markets. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our e-commerce websites and our Rocky outlet store. We operate four mobile trucks to service the New York Transit Authority’s employees. We also sell footwear under the Rocky label to the U.S. military.

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

Creative Recreation

In December 2013, we completed the acquisition of certain assets of Kommonwealth, Inc. including the Creative Recreation brand and trademark. Headquartered in Los Angeles, California, since 2002, Creative Recreation was first to create and market versatile footwear that could easily transition between casual and more formal environments. Creative Recreation’s collections of upscale sneakers quickly gained strong acceptance and support from a wide array of key influencers across multiple categories including music, sports, and acting. Creative Recreation’s ability to successfully fuse style and versatility across a diversified assortment of products has created a wide target demographic and a strong distribution network that spans multiple channels and price points including Barneys New York, Nordstrom and Journeys. The current line of products is offered at suggested retail price points ranging from $30.00 to $200.00.

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

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested retail prices for the Michelin brand are from $35.00 to $249.99. The license agreement for the Michelin brand expired on December 31, 2015. At this time we are in negotiations with Michelin to extend the license agreement to December 31, 2017.

Sales and Distribution

Our products are distributed through three distinct business segments: wholesale, retail and military. You can find more information regarding our three business segments in Note 13 to our consolidated financial statements.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Creative Recreation and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2015, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

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

Our wholesale distribution channels vary by market:

•	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, catalogs and mass merchants.

•	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores and hardware stores.

•	Our duty products are sold primarily through uniform stores and catalog specialists.

•	Our commercial military products are sold primarily through base exchanges such as AAFES and consumer e-commerce websites.

•	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores and more recently, fashion oriented footwear retailers.

•	Our lifestyle products are sold primarily through fashion oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies under the Lehigh retail brand: Lehigh business-to-business including direct sales and through our Custom Fit websites, consumer e-commerce websites, and our stores, which include our outlet store, mobile and retail stores.

Websites

We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.durangoboot.com, www.lehighoutfitters.com, www.lehighsafetyshoes.com, www.slipgrips.com, www.rockymilitary.com, www.rockys2v.com, 4eursole.com and cr8rec.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products. We also sell directly to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers. Our customers’ employees order directly through their employers’ established Custom Fit website and the footwear is delivered directly to the consumer via a common freight carrier. Our customers include large, national companies such as Carnival Cruise Lines, Pepsi, Schneider, Hagemeyer, Saint Gobain, Holland America Cruise Lines, and Waste Management.

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

Mobile and Retail Stores

Lehigh’s successful continued focus on converting our customers from delivery via our mobile and retail stores to purchasing via our Custom Fit sites and delivery direct has led to the continued reduction of the mobile and retail stores in the past several years. In 2016 we will continue to service the New York City Transit Authority with mobile stores.

Military

While we are focused on continuing to build our wholesale and retail business, we also actively bid on footwear contracts with the U.S. military, which requires products to be made in the U.S. Our manufacturing facilities in Puerto Rico, a U.S. territory, allow us to competitively bid for such contracts. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. We began shipping boots in the first quarter of 2013. The contract included a minimum purchase amount of $3.0 million and a maximum of $15.0 million for the first year and included an option for four additional years with the same terms. During 2014 and 2015, we shipped boots under this same agreement.

In early 2016, we announced we had received an order to fulfill a contract to the U.S. Military to produce “Temperate Weather” combat boots. The contract includes a minimum purchase amount of $13.0 million with the entire order projected to ship between March and October 2016. Along with the existing contract, we now have approximately $31 million in military orders scheduled for delivery in 2016, a 78% increase over 2015 levels.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third-party facilities, primarily in China. We do not have long-term contracts with any of our third-party manufacturers. The products purchased from GuangDong Dongguan YongDu Shoes Company, one of our third-party manufacturers in China with whom we have had a long-term relationship, represented approximately 10% of our net sales in 2015. The products purchased from General Shoes US Corporation and its subsidiaries, another one of our third-party manufacturers in China with whom we have had a relationship for over 20 years and which has historically accounted for a significant portion of our manufacturing, represented approximately 6% of our net sales in 2015. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada, South America, Europe and Asia. We ship our products from our finished goods distribution facility located in Logan, Ohio and third-party logistics operations in Sumner, Washington and Ontario, Canada. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico. Net sales to foreign countries, primarily Canada, represented approximately 4.8% of net sales in 2015, 6.3% of net sales in 2014, and 2.9% of net sales in 2013.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico. In addition, we utilize a third party distribution facility in Canada and an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $4.1 million at December 31, 2015, $4.7 million at December 31, 2014, and $4.9 million at December 31, 2013.

Suppliers

We purchase raw materials from sources worldwide. We do not have any long-term supply contracts for the purchase of our raw materials, except for limited blanket purchase orders on leather to protect wholesale selling prices for an extended period of time. The principal raw materials used in the production of our products, in terms of dollar value, are leather, Gore-Tex waterproof breathable fabric, Cordura nylon fabric and soling materials. We believe these materials will continue to be available from our current suppliers. However, in the event these materials are not available from our current suppliers, we believe these products, or similar products, would be available from alternative sources.

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

Backlog

At December 31, 2015, our backlog was $43.0 million compared to $21.6 million at December 31, 2014. The increase at December 31, 2015 is related to the US Military contract for 2016. The backlog related to this contract is $27.7 million at December 31, 2015, compared to $4.4 million at December 31, 2014. Because a substantial portion of our orders are placed by our retailers in January through April for delivery in July through October, our backlog is lowest during the October through December period and peaks during the April through June period. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results. Generally, orders may be canceled by retailers prior to shipment without penalty.

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

Our license with W. L. Gore & Associates, Inc. permits us to use the Gore-Tex and related marks on products and styles that have been approved in advance by Gore. The license agreement has a one year term that automatically renews each year, unless either party elects to terminate by giving advance written notice to the other party by October 1 for termination effective December 31 of that same year.

Our license with Michelin Lifestyle Limited permits us to use the Michelin and related marks on our products. Our license agreement with Michelin Lifestyle Limited to use the Michelin name terminated on December 31, 2015. At this time, we are in negotiations with Michelin to extend the license agreement to December 31, 2017.

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

Employees

At December 31, 2015, we had approximately 2,447 employees of which approximately 2,418 are full time employees. Approximately 1,993 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees are represented by a union. We believe our relations with our employees are good.

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

The growth of our business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt financing. We cannot assure that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all. Our revolving credit facility contains provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Security interests in substantially all of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under our revolving credit facility. Moreover, the actual availability of funds under our revolving credit facility is limited to specified percentages of our eligible inventory and accounts receivable. Accordingly, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our revolving credit facility. As a result, we cannot assure you that we will be able to finance our current expansion plans.

We must comply with the restrictive covenants contained in our revolving credit facility.

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding there under to be due and payable, which could have a material adverse effect on our financial condition. Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2015, there was no triggering event and the covenant was not in effect.

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

We rely on distribution centers in Logan, Ohio, Sumner, Washington and Waterloo, Ontario, Canada, and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers.

We rely on distribution centers located in Logan, Ohio, Sumner, Washington and Waterloo, Ontario, Canada. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage a portion of our inventory or impair our ability to use our distribution center as a docking location for merchandise. Either of these occurrences could impair our ability to adequately supply our retailers and harm our operating results.

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

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “RCKY.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market:

Quarter Ended	High	Low	Dividends Per Share
March 31, 2014	$16.10	$13.35	$0.10
June 30, 2014	$15.69	$13.82	$0.10
September 30, 2014	$15.42	$13.70	$0.10
December 31, 2014	$15.15	$12.61	$0.10
March 31, 2015	$23.11	$12.94	$0.10
June 30, 2015	$23.00	$17.34	$0.11
September 30, 2015	$19.91	$13.34	$0.11
December 31, 2015	$16.00	$10.08	$0.11

On February 19, 2016, the last reported sales price of our common stock on the NASDAQ Global Select Market was $11.00 per share. As of February 19, 2016, there were 76 shareholders of record of our common stock.

Dividends

During 2013, our board of directors adopted a dividend policy under which the Company intends to pay a cash dividend on its common stock. During 2015, 2014 and 2013, we paid dividends on our common stock totaling $3,252,254, $3,017,979 and $2,254,935, respectively.

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Composite Index and the Standard & Poor’s Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2010, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except for per share data)

	Five Year Financial Summary
	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11
Income Statement Data
Net sales	$269,302	$286,242	$244,871	$228,537	$239,969
Gross margin (% of sales)	33.0%	33.7%	34.1%	35.2%	36.8%
Net income (loss)	$6,603	$9,845	$7,373	$8,855	$8,307
Dividends paid on common stock	3,252	3,018	2,255	-	-

Per Share
Net income
Basic	$0.87	$1.30	$0.98	$1.18	$1.11
Diluted	$0.87	$1.30	$0.98	$1.18	$1.11

Weighted average number of common shares outstanding
Basic	7,563	7,545	7,517	7,503	7,487
Diluted	7,574	7,548	7,517	7,503	7,487

Balance Sheet Data
Inventories	$76,991	$85,237	$78,172	$67,196	$65,019
Total assets	$193,865	$213,228	$199,025	$174,844	$174,066
Working capital	$114,474	$124,773	$118,242	$105,435	$108,575
Long-term debt, less current maturities	$23,700	$36,270	$38,388	$23,461	$35,000
Stockholders' equity	$142,121	$138,348	$131,213	$125,637	$116,660

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

This Management’s Discussion and Analysis of Financial Condition and Result of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2015, and our capital resources and liquidity as of December 31, 2015 and 2014. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten-thousand retail store locations in the U.S. and Canada as well as in several international markets. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers primarily through our websites. We also sell footwear under the Rocky label to the U.S. military.

In early 2016, we announced we had received an order to fulfill a contract to the U.S. Military to produce “Temperate Weather” combat boots. The contract includes a minimum purchase amount of $13.0 million with the entire order projected to ship between March and October 2016. Along with the existing contract, we now have approximately $31 million in military orders scheduled for delivery in 2016, a 78% increase over 2015 levels.

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

FINANCIAL SUMMARY

•	Net sales of the wholesale segment decreased $27.8 million in 2015 from prior year primarily as a result of decreased sales in all of our footwear and apparel categories. The decrease in 2015 is primarily due to warmer temperatures in the fourth quarter and weak retail store traffic.

•	Net sales of the retail segment increased $1.5 million in 2015 from the prior year primarily as a result of higher sales from our business and consumer web platforms.

•	Net sales of the military segment increased $9.4 million in 2015 from the prior year. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts and the purchase orders received on these contracts. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. During 2015 and 2014, we shipped boots under this same agreement.

•	Gross margin of the wholesale segment decreased $9.9 million in 2015 from the prior year as a result of the lower sales and slightly lower margin. Gross margin as a percent of sales for 2015 was 40 basis points less than the prior year.

•	Gross margin of the retail segment increased $1.2 million in 2015 over the prior year as a result of a higher sales and higher margin as a percentage of sales. The increase in margin as a percentage of sales was largely due to higher margins on our consumer web business that has continued drive our retail growth.

•	Gross margin of the military segment increased $1.2 million in 2015 over the prior year due primarily to higher sales.

•	Selling, general and administrative expenses decreased $2.2 million in 2015 from prior year primarily as result of lower compensation expenses and lower freight expenses associated with the decrease in sales.

•	Net interest expense decreased $0.2 million in 2015 from the prior year due to lower levels of debt.

•	Net income decreased $3.2 million in 2015 from prior year results primarily due to lower sales in our wholesale business.

•	Total debt at December 31, 2015 was $23.7 million or $12.6 million lower than the prior year. Total debt minus cash and cash equivalents was $20.3 million or 12.2% of total capitalization at December 31, 2015 compared to $31.7 million or 18.1% of total capitalization at year-end 2014.

•	Our cash from operating activities increased $10.3 million in 2015 over the prior year, primarily the result of lower accounts receivable and lower inventory levels at the end of 2015.

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

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.0%	66.3%	65.9%
Gross margin	33.0%	33.7%	34.1%
SG&A expense	29.1%	28.2%	29.1%
Acquisition related expenses	0.0%	0.0%	0.5%
Income from operations	3.9%	5.5%	4.5%

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales. Net sales decreased 5.9% to $269.3 million for 2015 compared to $286.2 million the prior year. Wholesale sales decreased $27.8 million to $206.1 million for 2015 compared to $233.9 million for 2014. The decrease in wholesale sales was primarily the result of decreases in most all our footwear and apparel categories. The decreases in 2015 are primarily the result of warmer temperatures in the critical fall shipping season and weak retail store traffic in the fourth quarter that pressured demand in all of our categories. Retail sales increased to $45.8 million for 2015 compared to $44.3 million for 2014. The $1.5 million increase in retail sales resulted from increased sales in our business-to-consumer ecommerce web platforms. Military segment sales, which occur from time to time, were $17.4 million for 2015 compared to $8.0 million in 2014. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts and the purchase orders received on these contracts. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. During 2015 and 2014, we shipped boots under this agreement. Average list prices in 2015 for our footwear, apparel and accessories were comparable to 2014.

Gross margin. Gross margin decreased to $88.9 million or 33.0% of net sales for 2015 compared to $96.4 million or 33.7% of net sales for the prior year. Wholesale gross margin for 2015 was $66.0 million, or 32.0% of net sales, compared to $75.8 million, or 32.4% of net sales in 2014. The 40 basis point decline was largely due to lower average selling prices. Retail gross margin for 2015 was $20.6 million, or 45.0% of net sales, compared to $19.4 million, or 43.9% of net sales, in 2014. The 110 basis point increase in 2015 from the prior year was largely due to a shift in sales toward our business-to-consumer platforms, which carry higher margins. Military gross margin in 2015 was $2.3 million, or 13.1% of net sales, compared to $1.1 million, or 13.4% of net sales in 2014.

SG&A expenses. SG&A expenses were $78.4 million, or 29.1% of net sales in 2015 compared to $80.6 million, or 28.2% of net sales for 2014. The net decrease primarily reflected lower compensation expenses of $3.1 million and lower freight costs of $0.8 million, partially offset by higher spending on advertising of $1.2 million.

Interest expense. Interest expense was $0.7 million in 2015, compared to $0.9 million for the prior year. The decrease in interest expense in 2015 from the prior year was due to lower overall levels of debt.

Income taxes. Income tax expense was $3.1 million in 2015, compared to $4.9 million for the same period a year ago. The decrease in income tax expense for 2015 was due to a $5.1 million decrease in pretax income and a decrease in the effective tax rate. The effective tax rate for 2015 was 31.8% compared to 33.2% for 2014. The effective tax rate for 2015 is less than the federal statutory rate due principally to our permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S income taxes.

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

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital decreased to $114.5 million at December 31, 2015, compared to $124.8 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $8.7 million for 2015 and $7.1 million in 2014. Capital expenditures for 2016 are anticipated to be approximately $6.9 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years to November 2019. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of December 31, 2015 and December 31, 2014, we had approximately $17.0 million and $35.0 million, respectively, in fixed LIBOR borrowings under the credit facility.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2015, we had $23.7 million in borrowings under this facility and total capacity of $66.3 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At December 31, 2015, there was no triggering event and the covenant was not in effect. Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. During 2015, 2014 and 2013, we paid dividends on our common stock totaling $3,252,254, $3,017,979 and $2,254,935, respectively.

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

Based on our expected borrowings for 2016, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.2 million in income before income taxes and cash flows. The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

Cash Flows

Cash Flow Summary	2015	2014	2013
($ in millions)

Cash provided by (used in):
Operating activities	$23.2	$13.0	$(2.4)
Investing activities	(8.6)	(7.4)	(10.0)
Financing activities	(15.8)	(5.2)	12.6

Net change in cash and cash equivalents	$(1.2)	$0.4	$0.2

Operating Activities. Net cash provided by operating activities totaled $23.2 million for 2015, compared to $13.0 million for 2014. Net cash used in operating activities was $2.4 million for 2013. The principal sources of net cash in 2015 included lower balances of accounts receivable and inventory, which were partially offset by lower balances of accounts payable and other accrued liabilities. The principal sources of net cash in 2014 included higher net income and increases in accounts payable and other accrued liabilities, which were partially offset by higher balances of inventory and accounts receivable. The principle use of net cash in 2013 was the result of higher working capital primarily increases in inventory and accounts receivable and decreases in accounts payable.

Investing Activities. Net cash used in investing activities was $8.6 million in 2015 compared to $7.4 million in 2014 and $10.0 million in 2013. The principal use of cash in 2015, 2014 and 2013 was for the purchase of molds and equipment associated with our manufacturing and distribution operations and for information technology software and system upgrades. The 2013 amount includes $2.2 million related to the purchase of the Creative Recreation brand.

Financing Activities. Cash used in financing activities during 2015 was $15.8 million compared to $5.2 million for 2014. Cash provided by financing activities during 2013 was $12.6 million. Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity. Our financing activities during 2015 included net repayments under the revolving line of credit facility of $12.6 million. Our financing activities during 2014 included net repayments under the revolving line of credit facility of $2.1 million. Our financing activities during 2013 included net borrowings under the revolving line of credit facility of $14.9 million.

Borrowings and External Sources of Funds

Our borrowings and external sources of funds were as follows at December 31, 2015 and 2014:

	December 31
($ in millions)	2015	2014

Revolving credit facility	$23.7	$36.3
Less current maturities	-	-
Net long-term debt	$23.7	$36.3

We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. In December 2014, we amended and restated our financing agreement with PNC bank to provide a $75 million credit facility. The term of the amended credit facility is five years and the interest rate is currently LIBOR plus 1.25%.

We lease certain machinery, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $1.2 million, $1.1 million, $0.6 million and $0.1 million for years 2016 through 2019, respectively, or approximately $3.0 million in total.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2015 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2015:

	Payments due by Year
	$ millions
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$23.7	$-	$-	$23.7	$-
Minimum operating lease commitments	3.0	1.2	1.7	0.1	-
Minimum royalty commitments	-	-	-	-	-
Expected cash requirements for interest (1)	3.3	0.8	1.7	0.8	-
Total contractual obligations	$30.0	$2.0	$3.4	$24.6	$-

(1) Assumes a 3.50% interest rate, which is the highest rate possible as of December 31, 2015 on the $75 million revolving credit facility.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2015, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2015, 2014, and 2013 due to these factors. It is anticipated that any inflationary pressures during 2016 could be offset through possible price increases.

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

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 3.5% of sales for 2015 and 4.1% of sales for 2014.

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

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. At December 31, 2015, approximately $18.3 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this Update will simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have not yet determined the impact this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update will require lessees to recognize (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. For public business entities, the amendments in this Update are effective for years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted for all entities upon issuance. We have not yet determined the impact this ASU will have on our consolidated financial statements.

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

The following item is market rate sensitive for interest rates for the Company: long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2015 of $23.7 million.

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

We do not have any interest rate management agreements as of December 31, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2015, 2014 and 2013, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-25 hereof and are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 3, 2016 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 3, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 11, 2016, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)	The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2 - F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	F-6

Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014, and 2013	F-7 - F-25

(2)	The following financial statement schedule for the years ended December 31, 2015, 2014, and 2013 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

Schedule II -- Consolidated Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.2	Amendment to Company’s Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.3	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the “Registration Statement”)).

4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).

4.4	Amended and Restated Rights Agreement dated as of June 7, 2012, by and between the Company and the Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2012).

4.5	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of June 7, 2012, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 19, 2015).

10.1	Deferred Compensation Agreement, dated May 1, 1984, between Rocky Shoes & Boots Co. and Mike Brooks (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.2	Information concerning Deferred Compensation Agreements substantially similar to Exhibit 10.1 (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.3	Indemnification Agreement, dated December 12, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.4	Information concerning Indemnification Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.5	Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.6	Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.7	Company’s 2004 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, held on May 11, 2004, filed on April 6, 2004).

10.8	Company’s 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, held on May 7, 2015, filed on April 7, 2014).

10.9	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.10	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.12	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.13	Amendment to the Rocky Brands, Inc. Agreement with J. Michael Brooks (dated April 16, 1985), dated December 22, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14	First Amendment to the Rocky Brands, Inc. 2004 Stock Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.15	Employment Agreement, dated June 12, 2008, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.16	Employment Agreement, dated June 12, 2008, between the Company and David Sharp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.17	Employment Agreement, dated June 12, 2008, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 12, 2009, filed with the Securities and Exchange Commission on June 18, 2009).

10.18	Amended and Restated Revolving Credit, Term Loan, Guaranty, and Security Agreement dated as of December 19, 2014 among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, Rocky Brands Canada, Inc., Creative Recreation, LLC, Creative Recreation Retail, LLC, Creative Recreation International, LLC, the lenders party thereto, and PNC Bank, National Association, as agent for lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2014, filed with the Securities and Exchange Commission on December 23, 2014).

10.19	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2013 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.20	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2013 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.21	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2013 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.22	Description of Material Terms of Rocky Brands, Inc.’s Bonus Plan for Fiscal Year Ending December 31, 2014 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.23	Company’s Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders).

10.24	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
10.25	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.26	Employment Agreement, effective as of January 2, 2014, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.27	Employment Agreement, effective as of January 2, 2014, between the Company and David Sharp (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.28	Employment Agreement, effective as of January 2, 2014, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.29	Employment Agreement, effective as of January 2, 2014, between the Company and Gary Adam (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.30	Employment Agreement, effective as of January 2, 2014, between the Company and Jason Brooks (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.31	Employment Agreement, effective as of January 2, 2014, between the Company and Richard Simms (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.32	Form of Option Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.33	Form of Restricted Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.34	Form of Performance Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.35*	Amendment No. 1 to Amended and Restated Revolving Credit, Term Loan, Guaranty, and Security Agreement dated as of December 19, 2014 among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, Rocky Brands Canada, Inc., Creative Recreation, LLC, Creative Recreation Retail, LLC, Creative Recreation International, LLC, the lenders party thereto, and PNC Bank, National Association, as agent for lenders.

21*	Subsidiaries of the Company.

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99*	Financial Statement Schedule.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: March 3, 2016	By:	/s/ James E. McDonald
James E. McDonald, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

* David N. Sharp	President and Chief Executive Officer	March 3, 2016
David N. Sharp	and Director (Principal Executive Officer)

* James E. McDonald	Executive Vice President and	March 3, 2016
James E. McDonald	Chief Financial Officer
(Principal Financial and Accounting Officer)

* Mike Brooks	Chairman and Director	March 3, 2016
Mike Brooks

* Curtis A. Loveland	Secretary and Director	March 3, 2016
Curtis A. Loveland

* Glenn E. Corlett	Director	March 3, 2016
Glenn E. Corlett

* Michael L. Finn	Director	March 3, 2016
Michael L. Finn

* G. Courtney Haning	Director	March 3, 2016
G. Courtney Haning

* Harley E. Rouda	Director	March 3, 2016
Harley E. Rouda

* James L. Stewart	Director	March 3, 2016
James L. Stewart

By: /s/ David N. Sharp
David N. Sharp, Attorney-in-Fact

ROCKY BRANDS, INC.
AND Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, 2014 and 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015, and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2016 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.
Columbus, Ohio
March 3, 2016

F - 1

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$3,407,140	$4,616,694
Trade receivables – net	44,549,207	55,807,103
Other receivables	583,479	476,480
Inventories	76,991,059	85,237,042
Income tax receivable	128,699	-
Deferred income taxes	1,031,818	1,291,907
Prepaid expenses	2,530,517	2,553,442
Total current assets	129,221,919	149,982,668

FIXED ASSETS – net	27,836,527	26,264,641

IDENTIFIED INTANGIBLES	36,547,873	36,681,644

OTHER ASSETS	258,812	299,490

TOTAL ASSETS	$193,865,131	$213,228,443

See notes to consolidated financial statements

F - 2

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

CURRENT LIABILITIES:
Accounts payable	$9,118,555	$15,116,131
Accrued expenses:
Salaries and wages	442,259	1,773,061
Taxes - other	533,220	532,470
Accrued freight	427,412	683,482
Commissions	378,191	681,185
Accrued duty	2,301,449	2,693,223
Income taxes payable	-	2,687,535
Other	1,547,130	1,042,653
Total current liabilities	14,748,216	25,209,740

LONG TERM DEBT	23,700,089	36,270,373

DEFERRED LIABILITIES:
Deferred income taxes	13,000,609	12,928,048
Other deferred liabilities	295,676	472,364

TOTAL LIABILITIES	51,744,590	74,880,525

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2015 - 7,567,271 and 2014 - 7,550,126; and additional paid-in capital	70,882,392	70,460,672
Retained earnings	71,238,149	67,887,246

Total shareholders' equity	142,120,541	138,347,918

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$193,865,131	$213,228,443

See notes to consolidated financial statements.

F - 3

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013

NET SALES	$269,302,023	$286,242,169	$244,870,731

COST OF GOODS SOLD	180,410,184	189,881,444	161,328,280

GROSS MARGIN	88,891,839	96,360,725	83,542,451

OPERATING EXPENSES
Selling, general and administrative expenses	78,402,079	80,597,934	71,351,688
Acquisition related expenses	-	-	1,172,047
Total operating expenses	78,402,079	80,597,934	72,523,735

INCOME FROM OPERATIONS	10,489,760	15,762,791	11,018,716

OTHER INCOME AND (EXPENSES):
Interest expense	(696,827)	(943,154)	(688,502)
Gain on bargain purchase	-	-	601,975
Other - net	(105,433)	(78,455)	(116,665)
Total other - net	(802,260)	(1,021,609)	(203,192)

INCOME BEFORE INCOME TAXES	9,687,500	14,741,182	10,815,524

INCOME TAX EXPENSE	3,084,343	4,895,884	3,442,768

COMPREHENSIVE INCOME	$6,603,157	$9,845,298	$7,372,756

NET INCOME PER SHARE
Basic	$0.87	$1.30	$0.98
Diluted	$0.87	$1.30	$0.98

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,563,205	7,544,936	7,517,364

Diluted	7,574,172	7,547,781	7,517,364

See notes to consolidated financial statements

F - 4

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE - December 31, 2012	7,503,568	$69,694,770	$-	$55,942,106	$125,636,876

YEAR ENDED DECEMBER 31, 2013
Comprehensive income				7,372,756	7,372,756
Dividends paid on common stock				(2,254,935)	(2,254,935)
Stock compensation expense	32,880	458,800			458,800

BALANCE - December 31, 2013	7,536,448	$70,153,570	$-	$61,059,927	$131,213,497

YEAR ENDED DECEMBER 31, 2014
Comprehensive income				9,845,298	9,845,298
Dividends paid on common stock				(3,017,979)	(3,017,979)
Stock compensation expense	13,678	307,102			307,102

BALANCE - December 31, 2014	7,550,126	$70,460,672	$-	$67,887,246	$138,347,918

YEAR ENDED DECEMBER 31, 2015
Comprehensive income				6,603,157	6,603,157
Dividends paid on common stock				(3,252,254)	(3,252,254)
Stock issued and options exercised including related tax benefits	600	8,742			8,742
Stock compensation expense	16,545	412,978			412,978

BALANCE - December 31, 2015	7,567,271	$70,882,392	$-	$71,238,149	$142,120,541

See notes to consolidated financial statements.

F - 5

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,603,157	$9,845,298	$7,372,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,188,123	6,941,905	6,264,246
Deferred income taxes	332,650	989,473	750,363
Loss on disposal of fixed assets	19,500	138,056	52,293
Gain on acquisition	-	-	(601,975)
Stock compensation expense	412,978	307,102	458,800
Change in assets and liabilities:
Receivables	11,150,897	(6,888,027)	(3,182,751)
Inventories	8,245,983	(7,065,372)	(9,813,065)
Income tax receivable	(128,699)	242,228	(242,228)
Other current assets	22,925	(24,035)	(319,340)
Other assets	40,678	109,208	68,214
Accounts payable	(6,004,991)	4,004,111	(4,779,055)
Accrued and other liabilities	(4,640,636)	4,380,101	1,518,524
Net cash provided by (used in) operating activities	23,242,565	12,980,048	(2,453,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,654,642)	(7,442,086)	(7,717,102)
Proceeds from sales of fixed assets	17,495	63,012	47,625
Acquisition of business assets	-	-	(2,229,000)
Investment in trademarks and patents	(1,176)	(9,446)	(68,452)
Net cash used in investing activities	(8,638,323)	(7,388,520)	(9,966,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	68,423,672	75,190,968	78,622,969
Repayments on revolving credit facility	(80,993,956)	(77,308,793)	(63,696,111)
Debt financing costs	-	(54,647)	(58,738)
Proceeds from stock options	8,742	-	-
Dividends paid on common stock	(3,252,254)	(3,017,979)	(2,254,935)
Net cash (used in) provided by financing activities	(15,813,796)	(5,190,451)	12,613,185

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,209,554)	401,077	193,038

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,616,694	4,215,617	4,022,579

END OF PERIOD	$3,407,140	$4,616,694	$4,215,617

See notes to consolidated financial statements

F - 6

ROCKY BRANDS, INC.
AND Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores and other specialty retailers. Our retail business includes direct sales of our products to consumers through our e-commerce websites and our Rocky outlet store. We operate four mobile trucks to service the New York Transit Authority’s employees. We also sell footwear under the Rocky label to the U.S. military.

We did not have any single customer account for more than 10% of consolidated net sales in 2015, 2014 or 2013.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $820,000 and $1,002,000 at December 31, 2015 and 2014, respectively. The allowance for uncollectible accounts is calculated based on the relative age and status of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

F - 7

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of trade receivables - net as of December 31, 2015 and 2014. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

F - 8

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

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $9,869,000, $8,623,000, and $8,038,000 for 2015, 2014 and 2013, respectively.

Revenue Recognition - Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends. Net sales include royalty income from licensing our brands.

Shipping Costs - In accordance with the accounting standard for revenue recognition, all shipping costs billed to customers have been included in net sales. All outbound shipping costs to customers has been included in selling, general and administrative costs and totaled approximately $8,500,000, $9,254,000 and $8,294,000 in 2015, 2014 and 2013, respectively. Our gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

Per Share Information - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2015	2014	2013
Basic - weighted average shares outstanding	7,563,205	7,544,936	7,517,364

Dilutive restricted share units	9,987	2,845
Dilutive stock options	980	-	-

Diluted - weighted average shares outstanding	7,574,172	7,547,781	7,517,364

Anti-Dilutive securities - stock options	84,210	43,029	8,630

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

F - 9

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

F - 10

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

F - 11

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this Update will simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have not yet determined the impact this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update will require lessees to recognize (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. For public business entities, the amendments in this Update are effective for years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted for all entities upon issuance. We have not yet determined the impact this ASU will have on our consolidated financial statements.

F - 12

2.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2015	2014

Raw materials	$12,494,980	$11,702,762
Work-in-process	1,155,837	577,127
Finished goods	63,340,242	72,957,153

Total	$76,991,059	$85,237,042

3.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2015	Amount	Amortization	Amount
Trademarks
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,324,515	270,962
Customer Relationships	2,200,000	1,166,667	1,033,333
Total Intangibles	$40,039,055	$3,491,182	$36,547,873

	Gross	Accumulated	Carrying
December 31, 2014	Amount	Amortization	Amount
Trademarks
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,594,301	2,269,569	324,732
Customer Relationships	2,200,000	1,086,666	1,113,334
Total Intangibles	$40,037,879	$3,356,235	$36,681,644

Amortization expense related to finite-lived intangible assets was approximately $135,000, $135,000 and $60,000 in 2015, 2014 and 2013, respectively. Such amortization expense will be approximately $121,000 per year for 2016 through 2020. The increase in 2015 and 2014 was attributed to the additional amortization related to the additional customer relationship from the acquisition of the Creative Recreation business as noted in Note 15.

The weighted average lives of patents and customer relationships are 6 years.

Intangible assets, including trademarks and patents are reviewed for impairment annually, and more frequently, if necessary. We perform such testing of indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Fair value of other indefinite-lived intangible assets is determined using the relief from royalty method.

F - 13

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

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. Our 2015 and 2014 evaluation did not result in the impairment of any of our indefinite lived intangible assets.

4.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2015	2014

Deferred financing costs, net	$120,403	$151,144
Other	138,409	148,346
Total	$258,812	$299,490

5.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2015	2014

Land	$671,035	$671,035
Buildings	19,247,770	19,027,998
Machinery and equipment	40,611,815	39,206,408
Furniture and fixtures	2,722,751	2,491,295
Lasts, dies and patterns	13,811,676	12,131,234
Construction work-in-progress	3,161,533	281,198

Total	80,226,580	73,809,168

Less - accumulated depreciation	(52,390,053)	(47,544,527)

Net Fixed Assets	$27,836,527	$26,264,641

We incurred approximately $7,053,000, $6,807,000 and $6,204,000 in depreciation expense for 2015, 2014 and 2013, respectively.

F - 14

6.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of December 31, 2015 and December 31, 2014, we had approximately $17.0 million and $35.0 million, respectively, in fixed LIBOR borrowings under the credit facility.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2015, we had $23.7 million in borrowings under this facility and total capacity of $66.3 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At December 31, 2015, there was no triggering event and the covenant was not in effect. Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. During 2015, 2014 and 2013, we paid dividends on our common stock totaling $3,252,254, $3,017,979 and $2,254,935, respectively.

Our amended and restated revolving credit facility matures in November 2019. We have no other long-term debt maturities.

7.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $1,335,000, $1,324,000 and $840,000 in rent expense under operating lease arrangements for 2015, 2014 and 2013, respectively.

Future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ended December 31:

2016	$1,205,000
2017	1,129,000
2018	620,000
2019	110,143
2020	-

Total	$3,064,143

8.	RETIREMENT PLANS

We also sponsor a 401(k) savings plan for substantially all of our employees. We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee. This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees. Our contributions to the 401(k) plan were approximately $1.0 million in 2015, $1.0 million in 2014 and $0.9 million in 2013.

F - 15

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

A breakdown of our income tax expense is as follows:

	Years Ended December 31,
	2015	2014	2013
Federal:
Current	$2,656,870	$3,656,356	$2,540,701
Deferred	287,755	848,666	778,213
Total Federal	2,944,625	4,505,022	3,318,914

State & local:
Current	81,433	203,144	109,254
Deferred	86,863	140,552	(29,619)
Total State & local	168,296	343,696	79,635

Foreign
Current	13,391	46,911	42,450
Deferred	(41,969)	255	1,769
Total Foreign	(28,578)	47,166	44,219

Total	$3,084,343	$4,895,884	$3,442,768

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

F - 16

	Years Ended December 31,
	2015	2014	2013
Expected expense at statutory rate	$3,404,159	$5,147,234	$3,775,418

Increase (decrease) in income taxes resulting from:

Exempt income from Dominican Republic operations due to tax holiday	(2,816,963)	(3,477,301)	(1,871,847)
Tax on repatriated earnings from Dominican Republic operations	2,556,940	3,090,036	1,592,238
Impact of Canadian deemed dividend	-	12,703	9,712
State and local income taxes	67,886	284,838	45,948
Section 199 manufacturing deduction	(194,498)	(135,690)	(51,396)
Meals and entertainment	98,082	91,475	76,465
Nondeductible penalties	5,998	1,563	1,500
Provision to return filing adjustments and other	(37,261)	(118,974)	(135,270)

Total	$3,084,343	$4,895,884	$3,442,768

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Deferred tax assets:
Asset valuation allowances and accrued expenses	$510,798	$776,416
Inventories	563,815	705,028
State and local income taxes	425,179	394,776
Pension and deferred compensation	72,004	80,969
Net operating losses	650,620	575,702
Total deferred tax assets	2,222,416	2,532,891
Valuation allowances	(569,459)	(569,881)
Total deferred tax assets	1,652,957	1,963,010

Deferred tax liabilities:
Fixed assets	(1,655,838)	(1,736,042)
Intangible assets	(11,185,988)	(11,001,289)
Other assets	(400,651)	(482,549)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)
Total deferred tax liabilities	(13,621,748)	(13,599,151)

Net deferred tax liability	$(11,968,791)	$(11,636,141)

Deferred income taxes - current	$1,031,818	$1,291,907
Deferred income taxes - non-current	(13,000,609)	(12,928,048)
	$(11,968,791)	$(11,636,141)

The valuation allowance is related to certain state and local income tax net operating loss carry forwards.

F - 17

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

As of December 31, 2015, we had approximately $18,323,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. If the Five Star undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $6,413,000.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2012. In 2014, we were subjected to an IRS examination for our consolidated U.S. Federal return for the year 2011. There were no adjustments to our return as a result of that examination. State jurisdictions that remain subject to examination range from 2011 to 2015. Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2010 to 2015.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2015 no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of December 31, 2015, we were authorized to issue 394,291 shares under this plan.

F - 18

Service Based Restricted Stock

In the first quarter of 2015, we issued 28,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $13.42 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In August 2015, we issued 2,000 restricted stock units to a member of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest on the same basis as the restricted stock units issued in the first quarter of 2015. We valued the units at a fair value of $18.15 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In the first quarter of 2014, we issued 23,000 shares of restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $14.57 per unit, which was the closing price of our stock on the last trading date prior to the grant date. For the years ended December 31, 2015 and 2014, we recorded expense of $183,150 and $83,778, respectively, related to these restricted stock units.

Performance Based Restricted Stock

In the first quarter of 2015, we made available up to 32,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2016. In August 2015, we made available up to 2,000 performance based restricted stock units to a member of our management. The shares underlying the performance based restricted stock units will be issued under the same criteria as the shares issued in the first quarter of 2015. For the year ended 2015, we did not record any expense related to the performance units as it is uncertain if we will reach the performance goals. In the first quarter of 2014, we made available up to 23,000 shares of performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2015. For the years ended 2015 and 2014, we did not record any expense related to these restricted stock units as the performance goals were not achieved.

Stock Options

In the first quarter of 2015, we issued 28,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $13.42 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $4.70 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 46.20%, a risk free interest rate of 1.92%, a dividend yield of 2.99% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. In August 2015, we issued 2,000 stock options to a member of our management. These stock options vest in increments of 20% per year over the next five years, except for the first tranche of options that will vest on January 1, 2016. The options are exercisable at $18.15 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $5.95 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 40.32%, a risk free interest rate of 1.98%, a dividend yield of 2.46% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. In the first quarter of 2014, we issued 23,000 shares of stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $14.57 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $5.94 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 52.04%, a risk free interest rate of 2.41%, a dividend yield of 2.75% and an employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. For the years ended 2015 and 2014, we recorded expense of $54,828 and $27,324, respectively, related to these stock options.

F - 19

For the above issuances under the plan, we expect to recognize expense in the years 2016 through 2019 as follows:

2016	$215,585
2017	206,246
2018	132,463
2019	23,174

Total	$577,468

The following summarizes stock option transactions from January 1, 2014 through December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	-	$-
Issued	23,000	$14.57
Exercised	-	$-
Forfeited	-	$-
Options outstanding at December 31, 2014	23,000	$14.57	9.0	$-

Options exercisable at:
January 1, 2014	-	$-		$-
December 31, 2014	-	$-	-	$-
Unvested options at December 31, 2014	23,000	$14.57	9.0	$-

Options outstanding at January 1, 2015	23,000	$14.57
Issued	30,000	$13.74
Exercised	(600)	$14.57
Forfeited	(800)	$14.57
Options outstanding at December 31, 2015	51,600	$14.08	8.6	$-

Options exercisable at:
January 1, 2015	-	$-		$-
December 31, 2015	4,000	$14.57	8.0	$-
Unvested options at December 31, 2015	47,600	$14.04	8.6	$-

F - 20

During the years ended December 31, 2015 and 2014, a total of 30,000 and 23,000 were issued with an intrinsic value of zero for all years. During the year ended December 31, 2015, a total of 600 options were exercised with an intrinsic value of zero. During the year ended December 31, 2015, a total of 800 options were forfeited with a fair value of $4,752. A total of 4,000 options vested during the year ended December 31, 2015 with a fair value of $23,760. At December 31, 2015 and 2014, a total of 47,600 and 23,000 options were unvested with a fair value of $248,004 and $136,620. There were no options issued or exercised during 2013.

During the year ended December 31, 2015, we issued 10,793 shares of common stock to members of our Board of Directors. We recorded compensation expense of $175,000, which was the fair market value of the shares on the grant dates. The shares are fully vested.

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2015 and 2014, respectively.

The plans generally provided for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years.

In June 2009, our Board of Directors adopted a Rights Agreement, which provides for one preferred share purchase right to be associated with each share of our outstanding common stock. Shareholders exercising these rights would become entitled to purchase shares of Series B Junior Participating Cumulative Preferred Stock. The rights are exercisable after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 20 percent or more of our common stock or announce the initiation of a tender or exchange offer which if successful would cause such person or group to beneficially own 20 percent or more of the common stock. Such exercise would ultimately entitle the holders of the rights to purchase at the exercise price, shares of common stock of the surviving corporation or purchaser, respectively, with an aggregate market value equal to two times the exercise price. The person or groups effecting such 20 percent acquisition or undertaking such tender offer would not be entitled to exercise any rights. The Rights Agreement was renewed in June 2012 and expired in August 2015.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2015	2014	2013
Interest paid	$724,651	$856,578	$683,475

Federal, state and local income taxes paid - net of refunds	$5,568,581	$972,645	$3,248,181

Capitalized interest	$-	$-	$-

Fixed asset purchases in accounts payable	$92,903	$85,488	$459,941

F - 21

13.	SEGMENT INFORMATION

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

Retail. In our retail segment, we primarily sell our products directly to consumers through our consumer and business direct websites and our Rocky outlet store. We also operate four mobile trucks to service the New York Transit Authority’s employees. Through our outlet store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins.

Military. While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. Our sales under such contracts are dependent on us winning the bids for these contracts.

We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. We began shipping boots in the first quarter of 2013. The contract included a minimum purchase amount of $3.0 million and a maximum of $15.0 million for the first year and included an option for four additional years with the same terms. During 2014 and 2015, we shipped boots under this agreement.

The following is a summary of segment results for the Wholesale, Retail, and Military segments. Certain amounts from prior year have been reclassified to conform to current year presentation.

	Years Ended December 31,
	2015	2014	2013
NET SALES:
Wholesale	$206,072,657	$233,898,250	$192,901,438
Retail	45,808,705	44,347,775	43,092,829
Military	17,420,661	7,996,144	8,876,464
Total Net Sales	$269,302,023	$286,242,169	$244,870,731

GROSS MARGIN:
Wholesale	$65,979,792	$75,840,977	$62,420,052
Retail	20,621,884	19,449,609	19,856,441
Military	2,290,163	1,070,139	1,265,958
Total Gross Margin	$88,891,839	$96,360,725	$83,542,451

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group:

F - 22

	2015	% of Sales	2014	% of Sales	2013	% of Sales
Work footwear	$120,422,188	44.7%	$131,510,217	45.9%	$123,131,787	50.3%
Western footwear	43,435,734	16.1%	45,475,880	15.9%	36,998,504	15.1%
Duty and commercial military footwear	33,341,424	12.4%	38,174,738	13.3%	33,517,114	13.7%
Lifestyle footwear	23,370,822	8.7%	25,823,220	9.0%	10,599,879	4.3%
Outdoor footwear	20,688,005	7.7%	24,606,151	8.6%	20,194,524	8.2%
Military footwear	17,420,661	6.5%	7,996,144	2.8%	8,876,464	3.6%
Apparel	5,662,277	2.1%	7,471,005	2.6%	6,676,075	2.7%
Other	4,155,137	1.5%	4,100,128	1.4%	4,454,968	1.8%
Royalty income	805,775	0.3%	1,084,686	0.4%	421,416	0.2%

	$269,302,023	100%	$286,242,169	100%	$244,870,731	100%

Net sales to foreign countries, primarily Canada, represented approximately 4.8% of net sales in 2015, 6.3% of net sales in 2014 and 2.9% of net sales in 2013.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2015
Net sales	$65,451,303	$68,583,196	$70,001,496	$65,266,028	$269,302,023
Gross margin	21,971,310	22,648,633	22,117,477	22,154,419	88,891,839
Net income	1,413,947	2,002,673	1,803,667	1,382,870	6,603,157
Dividends paid	755,953	831,827	832,073	832,401	3,252,254

Net income per common share:
Basic	$0.19	$0.26	$0.24	$0.18	$0.87
Diluted	$0.19	$0.26	$0.24	$0.18	$0.87

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2014
Net sales	$65,783,284	$68,822,520	$72,729,678	$78,906,687	$286,242,169
Gross margin	21,853,149	22,585,662	24,273,792	27,648,122	96,360,725
Net income	723,788	1,511,461	3,138,507	4,471,542	9,845,298
Dividends paid	753,981	754,321	754,665	755,012	3,017,979

Net income per common share:
Basic	$0.10	$0.20	$0.42	$0.59	$1.30
Diluted	$0.10	$0.20	$0.42	$0.59	$1.30

F - 23

15.	ACQUISITION OF CREATIVE RECREATION

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

During 2015 and 2014, we had $13.6 million and $16.1 million, respectively, in net sales for the Creative Recreation business.

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

F - 24

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

F - 25