Form 10-Q
period 2016-03-31
ROCKY BRANDS, INC.
filed 2016-04-29
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of April 22, 2016, 7,587,195 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015	March 31, 2015
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,716,716	$3,407,140	$4,391,765
Trade receivables – net	38,253,999	44,549,207	54,271,919
Other receivables	597,343	583,479	618,179
Inventories	84,502,529	76,991,059	83,125,271
Income tax receivable	1,214,755	128,699	52,961
Deferred income taxes	1,031,818	1,031,818	1,291,907
Prepaid expenses	3,073,814	2,530,517	3,078,008
Total current assets	132,390,974	129,221,919	146,830,010

FIXED ASSETS – net	28,103,995	27,836,527	25,331,520
IDENTIFIED INTANGIBLES	36,514,458	36,547,873	36,649,003
OTHER ASSETS	253,621	258,812	277,305
TOTAL ASSETS	$197,263,048	$193,865,131	$209,087,838

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$15,044,942	$9,118,555	$13,894,921
Accrued expenses:
Salaries and wages	1,050,831	442,259	909,487
Taxes - other	462,277	533,220	439,220
Accrued freight	371,196	427,412	534,100
Commissions	345,825	378,191	505,585
Accrued duty	2,365,462	2,301,449	2,465,913
Other	1,490,356	1,547,130	1,173,185
Total current liabilities	21,130,889	14,748,216	19,922,411

LONG TERM DEBT	21,649,319	23,700,089	36,691,449
DEFERRED INCOME TAXES	13,000,609	13,000,609	12,928,048
DEFERRED LIABILITIES	265,262	295,676	434,625
TOTAL LIABILITIES	56,046,079	51,744,590	69,976,533

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2016 - 7,583,901; December 31, 2015 - 7,567,271 and March 31, 2015 - 7,559,725	71,004,499	70,882,392	70,566,065
Retained earnings	70,212,470	71,238,149	68,545,240
Total shareholders' equity	141,216,969	142,120,541	139,111,305
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$197,263,048	$193,865,131	$209,087,838

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
NET SALES	$57,529,945	$65,451,303

COST OF GOODS SOLD	38,619,053	43,479,993

GROSS MARGIN	18,910,892	21,971,310

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	19,131,894	19,567,947

INCOME (LOSS) FROM OPERATIONS	(221,002)	2,403,363

OTHER INCOME AND (EXPENSES):
Interest expense, net	(135,976)	(165,076)
Other – net	67,528	(63,340)
Total other - net	(68,448)	(228,416)

INCOME (LOSS) BEFORE INCOME TAXES	(289,450)	2,174,947

INCOME TAX EXPENSE (BENEFIT)	(98,000)	761,000

COMPREHENSIVE INCOME (LOSS)	$(191,450)	$1,413,947

NET INCOME (LOSS) PER SHARE
Basic	$(0.03)	$0.19
Diluted	$(0.03)	$0.19

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,583,170	7,559,343
Diluted	7,583,170	7,566,698

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(191,450)	$1,413,947
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,905,604	1,801,555
Gain on disposal of fixed assets	(16,053)	-
Stock compensation expense	122,107	102,479
Change in assets and liabilities
Receivables	6,281,344	1,393,485
Inventories	(7,511,470)	2,111,771
Other current assets	(1,629,353)	(577,527)
Other assets	5,191	22,185
Accounts payable	5,870,933	(1,283,018)
Accrued and other liabilities	425,872	(4,103,858)

Net cash provided by operating activities	5,262,725	881,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,086,650)	(772,809)
Investment in trademarks and patents	-	(1,176)
Proceeds from sale of fixed assets	18,500	-

Net cash used in investing activities	(2,068,150)	(773,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	20,875,394	20,135,196
Repayments of revolving credit facility	(22,926,164)	(19,714,120)
Proceeds from stock option exercises	-	2,914
Dividends paid on common stock	(834,229)	(755,953)

Net cash used in financing activities	(2,884,999)	(331,963)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	309,576	(224,929)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	3,407,140	4,616,694

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$3,716,716	$4,391,765

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $833,000, $820,000 and $1,017,000 at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories, net of reserves, are comprised of the following:

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Unaudited)		(Unaudited)

Raw materials	$17,543,577	$12,494,980	$12,931,069
Work-in-process	920,773	1,155,837	877,162
Finished goods	66,038,179	63,340,242	69,317,040

Total	$84,502,529	$76,991,059	$83,125,271

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015

Interest	$117,947	$155,196

Federal, state and local income taxes,
net of refunds	$988,056	$3,500,971

Fixed asset purchases in accounts payable	$148,357	$147,296

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2016 and 2015 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
Weighted average
shares outstanding	7,583,170	7,559,343
Dilutive restricted share units	-	6,596
Dilutive stock options	-	759
Dilutive weighted average
shares outstanding	7,583,170	7,566,698

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 142,518 and 86,827 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss.

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The objective of this update is to simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2015. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of this standard did not have an effect on our consolidated financial statements as ASU 2015-15 allowed debt issuance costs related to a line of credit arrangement to remain as an asset and be amortized over the remaining term of the line of credit agreement.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update were issued as part of the FASB’s initiative to reduce complexity in accounting standards. The areas for simplification in this Update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities upon issuance. We have not yet determined the impact this ASU will have on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this update are effective at the same time as ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We have not yet determined the impact this ASU will have on our consolidated financial statements.

7.	INCOME TAXES

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2012. In 2014, we were subjected to an IRS examination for our consolidated U.S. Federal return for the year 2011. There were no adjustments to our return as a result of that examination. State jurisdictions that remain subject to examination range from 2011 to 2015. Foreign jurisdiction tax returns that remain subject to examination range from 2010 to 2015 for Canada and from 2010 to 2015 for Puerto Rico. We do not believe we have any uncertain tax positions.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of March 31, 2016, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 33.9% and 35% for the three months ended March 31, 2016 and 2015, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2016 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,337,930	257,547
Customer relationships	2,200,000	1,186,667	1,013,333
Total Identified Intangibles	$40,039,055	$3,524,597	$36,514,458

	Gross	Accumulated	Carrying
December 31, 2015	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,324,515	270,962
Customer relationships	2,200,000	1,166,667	1,033,333
Total Identified Intangibles	$40,039,055	$3,491,182	$36,547,873

	Gross	Accumulated	Carrying
March 31, 2015 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,283,386	312,091
Customer relationships	2,200,000	1,106,666	1,093,334
Total Identified Intangibles	$40,039,055	$3,390,052	$36,649,003

Amortization expense for intangible assets was $33,415 and $33,817 for the three months ended March 31, 2016 and 2015, respectively.  The weighted average amortization period for patents and customer relationships are 6 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2017	127,612
2018	121,468
2019	113,484
2020	110,578
2021	110,578

9.	CAPITAL STOCK

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of March 31, 2016, we were authorized to issue 283,661 shares under this plan.

Service Based Restricted Stock

In the first quarter of 2016, we issued 30,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at an average fair value of $11.56 per unit, which was the closing price of our stock on the last trading date prior to the grant date. Also in the first quarter of 2016, we issued an additional 2,000 restricted stock units to a member of management. These units vest the same as the first issuance. We valued the units at an average fair value of $10.29 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In the first quarter of 2015, we issued 28,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $13.42 per unit, which was the closing price of our stock on the last trading date prior to the grant date. For the three months ended March 31, 2016 and 2015, we recorded expense of $62,691 and $41,109, respectively, related to restricted stock units.

Performance Based Restricted Stock

In the first quarter of 2016, we made available up to 43,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2017. In the first quarter of 2015, we made available up to 32,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2016. For the three months ended March 31, 2016 and 2015, we did not record any expense related to these performance based restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

In the first quarter of 2016, we issued 30,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $11.56 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $3.41 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 42.32%, a risk free interest rate of 2.06%, a dividend yield of 3.81% and an initial employee forfeiture rate of 7.7%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. Also in the first quarter of 2016, we issued an additional 2,000 stock options to a member of our management. These units vest the same as the first issuance. The options are exercisable at $10.29 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $2.84 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 42.32%, a risk free interest rate of 1.88%, a dividend yield of 4.30% and an initial employee forfeiture rate of 7.7%. In the first quarter of 2015, we issued 28,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $13.42 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $4.70 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 46.20%, a risk free interest rate of 1.92%, a dividend yield of 2.99% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. For the three months ended March 31, 2016 and 2015, we recorded expense of $17,417 and $12,370, respectively, related to stock option issuances.

The following summarizes stock option transactions from January 1, 2016 through March 31, 2016:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2016	51,600	$14.08
Issued	32,000	$11.48
Exercised	-	$-
Forfeited	(3,000)	$12.80
Options outstanding at March 31, 2016	80,600	$13.10

Options exercisable at:
January 1, 2016	4,000	$14.57
March 31, 2016	14,000	$14.25

Unvested options at March 31, 2016	66,600	$12.86

During the three months ended March 31, 2016, we issued 3,630 shares of common stock to members of our Board of Directors. We recorded compensation expense of $42,000, which was the fair market value of the shares on the grant dates. The shares are fully vested.

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

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
NET SALES:
Wholesale	$40,191,054	$50,979,693
Retail	11,536,384	11,854,759
Military	5,802,507	2,616,851
Total Net Sales	$57,529,945	$65,451,303

GROSS MARGIN:
Wholesale	$12,971,037	$16,303,024
Retail	5,144,944	5,348,445
Military	794,911	319,841
Total Gross Margin	$18,910,892	$21,971,310

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of March 31, 2016, December 31, 2015 and March 31 2015, we had approximately $20.0 million, $17.0 million and $32.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2016, we had $21.6 million in borrowings under this facility and total capacity of $61.3 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At March 31, 2016, there was no triggering event and the covenant was not in effect.

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

	Three Months Ended
	March 31,
	2016	2015
Net Sales	100.0%	100.0%
Cost Of Goods Sold	67.1%	66.4%
Gross Margin	32.9%	33.6%

Selling, General and
Administrative Expenses	33.3%	29.9%

Income From Operations	-0.4%	3.7%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net sales. Net sales for the three months ended March 31, 2016 were $57.5 million compared to $65.5 million for the same period in 2015. Wholesale sales for the three months ended March 31, 2016 were $40.2 million compared to $51.0 million for the same period in 2015. The $10.8 million decrease in Wholesale sales was the result of a $4.3 million decrease in our work footwear category, a $2.7 million decrease in our western footwear category, a $2.1 million decrease in our lifestyle category, which was partially offset by a $1.2 million increase in our commercial military footwear category. We believe the declines were principally the result of the factors that impacted our core work, western and outdoor categories during the second half of last year, namely warm temperatures and the softening of local economies tied to oil & gas production, created an inventory overhang in our channels of distribution that impacted fill-in of our Georgia Boot, Rocky and Durango brands during the first quarter. Retail sales for the three months ended March 31, 2016 were $11.5 million compared to $11.9 million for the same period in 2015. Military segment sales for the three months ended March 31, 2016, were $5.8 million, compared to $2.6 million in the same period in 2015. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order. In early 2016, we received an order to fulfill a contract to the U.S. Military to produce “Temperate Weather” combat boots. We began shipping under this order in March, 2016.

Gross margin. Gross margin for the three months ended March 31, 2016 was $18.9 million, or 32.9% of net sales, compared to $22.0 million, or 33.6% of net sales, in the same period last year. Wholesale gross margin for the three months ended March 31, 2016 was $13.0 million, or 32.3% of net sales, compared to $16.3 million, or 32.0% of net sales, in the same period last year. The Retail gross margin for the three months ended March 31, 2016 was $5.1 million, or 44.6% of net sales, compared to $5.3 million, or 45.1% of net sales, for the same period in 2015. Military gross margin for the three months ended March 31, 2016 was $0.8 million, or 13.7% of net sales, compared to $0.3 million, or 12.2% of net sales, for the same period in 2015.

SG&A expenses. SG&A expenses were $19.1 million, or 33.3% of net sales, for the three months ended March 31, 2016, compared to $19.6 million, or 29.9% of net sales for the same period in 2015. The net decrease in 2016 was primarily related to a reduction in freight cost of $0.1 million and lower commissions of $0.2 million.

Interest expense. Interest expense was $0.1 million in the three months ended March 31, 2016, compared to $0.2 million for the same period in the prior year.

Income taxes. Income tax benefit for the three months ended March 31, 2016 was $0.1 million, compared to $0.8 million expense for the same period a year ago. We provided for income taxes at effective tax rates of 33.9% for 2016 and 35% for 2015. We used a lower rate in 2016 as we expect to make additional permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our amended and restated credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations, retail sales fleet and for information technology. Capital expenditures were $2.1 million for the first three months of 2016, compared to $0.8 million for the same period in 2015. Total capital expenditures for 2016 are anticipated to be approximately $6.9 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of March 31, 2016, December 31, 2015 and March 31 2015, we had approximately $20.0 million, $17.0 million and $32.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2016, we had $21.6 million in borrowings under this facility and total capacity of $61.3 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At March 31, 2016, there was no triggering event and the covenant was not in effect.

Our amended and restated revolving credit facility matures in November 2019. We have no other long-term debt maturities.

Operating Activities. Cash provided by operating activities totaled $5.3 million for the three months ended March 31, 2016, compared to $0.9 million in the same period of 2015. Cash provided by operating activities for the three months ended March 31, 2016 was primarily impacted by decreases in accounts receivable levels and higher accounts payable, partially offset by increases in inventory levels. Cash provided by operating activities for the three months ended March 31, 2015 was primarily impacted by increases in inventory and accounts receivable, partially offset by decreases in accrued and other liabilities.

Investing Activities. Cash used in investing activities was $2.1 million for the three months ended March 31, 2016, compared to $0.8 million in the same period of 2015. Cash used in investing activities reflects an investment in property, plant and equipment of $2.1 million in 2016 and $0.8 million in 2015. Our 2016 and 2015 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2016 was $2.9 million and was related to net payments under the revolving credit facility and for the payment of dividends on our common stock. Cash used in financing activities for the three months ended March 31, 2015 was $0.3 million and was related to the payment of dividends on our common stock, mostly offset by net borrowings under the revolving credit facility.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2015.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

_____________________

* Filed with this report.

+ Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date:	April 29, 2016	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

