Form 10-Q
period 2016-06-30
ROCKY BRANDS, INC.
filed 2016-07-28
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, 7,484,694 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015	June 30, 2015
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,470,576	$3,407,140	$4,526,938
Trade receivables – net	42,188,601	44,549,207	58,073,165
Other receivables	587,779	583,479	605,019
Inventories	87,555,956	76,991,059	86,478,155
Income tax receivable	2,179,525	128,699	56,540
Deferred income taxes	1,031,818	1,031,818	1,291,907
Prepaid expenses	2,886,973	2,530,517	2,672,643
Total current assets	138,901,228	129,221,919	153,704,367
FIXED ASSETS – net	27,896,273	27,836,527	25,258,833
IDENTIFIED INTANGIBLES	36,481,414	36,547,873	36,615,202
OTHER ASSETS	245,934	258,812	269,620
TOTAL ASSETS	$203,524,849	$193,865,131	$215,848,022

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$21,892,208	$9,118,555	$19,436,481
Accrued expenses:
Salaries and wages	1,486,161	442,259	1,500,561
Taxes - other	622,414	533,220	521,327
Accrued freight	517,887	427,412	500,113
Commissions	420,631	378,191	555,781
Accrued duty	2,606,976	2,301,449	2,693,060
Other	1,726,498	1,547,130	1,346,625
Total current liabilities	29,272,775	14,748,216	26,553,948
LONG TERM DEBT	23,503,226	23,700,089	35,593,360
DEFERRED INCOME TAXES	13,000,609	13,000,609	12,928,048
DEFERRED LIABILITIES	227,345	295,676	389,208
TOTAL LIABILITIES	66,003,955	51,744,590	75,464,564
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2016 - 7,481,022; December 31, 2015 - 7,567,271 and June 30, 2015 - 7,562,069	69,890,665	70,882,392	70,667,372
Retained earnings	67,630,229	71,238,149	69,716,086
Total shareholders' equity	137,520,894	142,120,541	140,383,458
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$203,524,849	$193,865,131	$215,848,022

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET SALES	$62,560,094	$68,583,196	$120,090,039	$134,034,499

COST OF GOODS SOLD	46,296,834	45,934,563	84,915,887	89,414,556

GROSS MARGIN	16,263,260	22,648,633	35,174,152	44,619,943

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,807,595	19,395,298	37,939,489	38,963,245

INCOME (LOSS) FROM OPERATIONS	(2,544,335)	3,253,335	(2,765,337)	5,656,698

OTHER INCOME AND (EXPENSES):
Interest expense, net	(142,215)	(176,186)	(278,191)	(341,262)
Other – net	19,221	4,524	86,749	(58,816)
Total other - net	(122,994)	(171,662)	(191,442)	(400,078)

INCOME (LOSS) BEFORE INCOME TAXES	(2,667,329)	3,081,673	(2,956,779)	5,256,620

INCOME TAX EXPENSE (BENEFIT)	(908,000)	1,079,000	(1,006,000)	1,840,000

COMPREHENSIVE INCOME (LOSS)	$(1,759,329)	$2,002,673	$(1,950,779)	$3,416,620

NET INCOME (LOSS) PER SHARE
Basic	$(0.23)	$0.26	$(0.26)	$0.45
Diluted	$(0.23)	$0.26	$(0.26)	$0.45

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,530,579	7,561,850	7,556,873	7,560,603
Diluted	7,530,579	7,578,713	7,556,873	7,572,467

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,950,779)	$3,416,620
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,813,161	3,591,306
Loss on disposal of fixed assets	33,611	-
Stock compensation expense	244,215	197,958
Change in assets and liabilities
Receivables	2,356,306	(2,394,601)
Inventories	(10,564,897)	(1,241,113)
Other current assets	(2,407,282)	(175,741)
Other assets	12,878	29,870
Accounts payable	12,415,728	4,111,475
Accrued and other liabilities	1,682,575	(3,059,298)

Net cash provided by operating activities	5,635,516	4,476,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,504,407)	(2,309,005)
Investment in trademarks and patents	-	(1,176)
Proceeds from sale of fixed assets	22,273	-

Net cash used in investing activities	(3,482,134)	(2,310,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	40,195,426	36,407,387
Repayments of revolving credit facility	(40,392,289)	(37,084,400)
Proceeds from stock option exercises	-	8,742
Repurchases of common stock	(1,235,942)	-
Dividends paid on common stock	(1,657,141)	(1,587,780)

Net cash used in financing activities	(3,089,946)	(2,256,051)

DECREASE IN CASH AND CASH EQUIVALENTS	(936,564)	(89,756)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,407,140	4,616,694

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,470,576	$4,526,938

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $960,000, $820,000 and $1,053,000 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories, net of reserves, are comprised of the following:

	June 30,	December 31,	June 30,
	2016	2015	2015
	(Unaudited)		(Unaudited)

Raw materials	$19,499,464	$12,494,980	$14,307,340
Work-in-process	1,586,091	1,155,837	1,018,399
Finished goods	66,470,401	63,340,242	71,152,416
Total	$87,555,956	$76,991,059	$86,478,155

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Six Months Ended
	June 30,
	2016	2015

Interest	$256,979	$332,387

Federal, state and local income taxes, net of refunds	$1,042,711	$4,583,560

Fixed asset purchases in accounts payable	$450,881	$294,363

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2016 and 2015 are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average shares outstanding	7,530,579	7,561,850	7,556,873	7,560,603

Dilutive restricted share units	-	11,719	-	9,370
Dilutive stock options	-	5,144	-	2,494

Dilutive weighted average shares outstanding	7,530,579	7,578,713	7,556,873	7,572,467

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 143,600 and 77,428 for the three months ended June 30, 2016 and 2015, respectively. Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 143,059 and 82,374 for the six months ended June 30, 2016 and 2015, respectively. For the three and six months ended June 30, 2016, diluted earnings per share of common stock is equal to basic earnings per share of common stock due to the net loss.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The objective of this update is to simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2015. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of this standard did not have an effect on our consolidated financial statements as ASU 2015-15 permitted debt issuance costs related to a line of credit arrangement to remain as an asset and be amortized over the remaining term of the line of credit agreement.

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

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of June 30, 2016, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 34% for the three and six month periods ended June 30, 2016. We provided for income taxes at an estimated effective tax rate of 35% for the three and six month periods ended June 30, 2015.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2016 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,350,975	244,502
Customer relationships	2,200,000	1,206,666	993,334
Total Identified Intangibles	$40,039,055	$3,557,641	$36,481,414

	Gross	Accumulated	Carrying
December 31, 2015	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,324,515	270,962
Customer relationships	2,200,000	1,166,667	1,033,333
Total Identified Intangibles	$40,039,055	$3,491,182	$36,547,873

	Gross	Accumulated	Carrying
June 30, 2015 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,297,187	298,290
Customer relationships	2,200,000	1,126,666	1,073,334
Total Identified Intangibles	$40,039,055	$3,423,853	$36,615,202

Amortization expense for intangible assets was $33,044 and $33,801 for the three months ended June 30, 2016 and 2015, respectively and $66,459 and $67,618 for the six months ended June 30, 2016 and 2015, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2017	$127,612
2018	121,468
2019	113,484
2020	110,578
2021	110,578

9.	CAPITAL STOCK

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of June 30, 2016, we were authorized to issue 280,367 shares under this plan.

Service Based Restricted Stock

In the first quarter of 2016, we issued 30,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at an average fair value of $11.56 per unit, which was the closing price of our stock on the last trading date prior to the grant date. Also in the first quarter of 2016, we issued an additional 2,000 restricted stock units to a member of management. These units vest the same as the first issuance. We valued the units at an average fair value of $10.29 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In the first quarter of 2015, we issued 28,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year from the grant date. We valued the units at a fair value of $13.42 per unit, which was the closing price of our stock on the last trading date prior to the grant date. For the three months ended June 30, 2016 and 2015, we recorded expense of $62,691 and $41,109, respectively, related to restricted stock units. For the six months ended June 30, 2016 and 2015, we recorded expense of $125,382 and $82,219, respectively, related to restricted stock units.

Performance Based Restricted Stock

In the first quarter of 2016, we made available up to 43,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2017. In the first quarter of 2015, we made available up to 32,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2016. For the three and six months ended June 30, 2016 and 2015, we did not record any expense related to these performance based restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

In the first quarter of 2016, we issued 30,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $11.56 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $3.41 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 42.32%, a risk free interest rate of 2.06%, a dividend yield of 3.81% and an initial employee forfeiture rate of 7.7%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. Also in the first quarter of 2016, we issued an additional 2,000 stock options to a member of our management. These units vest the same as the first issuance. The options are exercisable at $10.29 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $2.84 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 42.32%, a risk free interest rate of 1.88%, a dividend yield of 4.30% and an initial employee forfeiture rate of 7.7%. In the first quarter of 2015, we issued 28,000 stock options to certain members of our management. These stock options vest in increments of 20% per year from the grant date. The options are exercisable at $13.42 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $4.70 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 46.20%, a risk free interest rate of 1.92%, a dividend yield of 2.99% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. For the three months ended June, 2016 and 2015, we recorded expense of $17,417 and $12,370, respectively, related to stock option issuances. For the six months ended June, 2016 and 2015, we recorded expense of $34,833 and $24,739, respectively, related to stock option issuances.

The following summarizes stock option transactions from January 1, 2016 through June 30, 2016:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2016	51,600	$14.08
Issued	32,000	$11.48
Exercised	-	$-
Forfeited	(3,000)	$12.80
Options outstanding at June 30, 2016	80,600	$13.10

Options exercisable at:
January 1, 2016	4,000	$14.57
June 30, 2016	14,000	$14.25

Unvested options at June 30, 2016	66,600	$12.86

During the three and six months ended June 30, 2016, we issued 3,294 and 6,924 shares, respectively, of common stock to members of our Board of Directors. During the three and six months ended June 30, 2016, we recorded compensation expense of $42,000 and $84,000, respectively, which was the fair market value of the shares on the grant dates. These shares are fully vested.

In March 2016, our Board of Directors authorized the repurchase of up to $7,500,000 of common shares outstanding in open market or privately negotiated transactions over the next 12 months. Purchases of stock under this program were funded with borrowings from our amended and restated revolving credit facility. During the three and six months ended June 30, 2016, there were 106,171 shares repurchased and retired for $1,235,942.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET SALES:
Wholesale	$41,493,744	$53,939,378	$81,684,798	$104,919,071
Retail	10,397,582	10,181,252	21,933,966	22,036,011
Military	10,668,768	4,462,566	16,471,275	7,079,417
Total Net Sales	$62,560,094	$68,583,196	$120,090,039	$134,034,499

GROSS MARGIN:
Wholesale	$11,490,555	$17,511,084	$24,461,592	$33,814,108
Retail	4,627,106	4,543,506	9,772,050	9,891,951
Military	145,599	594,043	940,510	913,884
Total Gross Margin	$16,263,260	$22,648,633	$35,174,152	$44,619,943

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of June 30, 2016, December 31, 2015 and June 30, 2015, we had approximately $22.0 million, $17.0 million and $31.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2016, we had $23.5 million in borrowings under this facility and total capacity of $63.1 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At June 30, 2016, there was no triggering event and the covenant was not in effect.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	74.0%	67.0%	70.7%	66.7%
Gross Margin	26.0%	33.0%	29.3%	33.3%

Selling, General and Administrative Expenses	30.1%	28.3%	31.6%	29.1%

Income From Operations	-4.1%	4.7%	-2.3%	4.2%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net sales. Net sales for the three months ended June 30, 2016 were $62.6 million compared to $68.6 million for the same period in 2015. Wholesale sales for the three months ended June 30, 2016 were $41.5 million compared to $53.9 million for the same period in 2015. The $12.4 million decrease in Wholesale sales was the result of a $4.5 million decrease in our work footwear category, a $4.5 million decrease in our outdoor footwear category, a $2.0 million decrease in our lifestyle footwear category, a $1.7 million decrease in our western footwear category and $1.3 million decrease in apparel sales. These declines were partially offset by a $1.8 million increase in our commercial military footwear category. We believe the declines were principally the result of weak store traffic across retail and the softening of local economies, especially those tied to oil & gas production, which created an inventory overhang in our channels of distribution that continued to impact fill-in of our Georgia Boot, Rocky and Durango brands during the second quarter. Retail sales for the three months ended June 30, 2016 were $10.4 million compared to $10.2 million for the same period in 2015. Military segment sales for the three months ended June 30, 2016 were $10.7 million, compared to $4.5 million in the same period in 2015. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order. In early 2016, we received an order to fulfill a contract to the U.S. Military to produce “Temperate Weather” combat boots. We began shipping under this order in March 2016.

Gross margin. Gross margin for the three months ended June 30, 2016 was $16.3 million, or 26.0% of net sales, compared to $22.6 million, or 33.0% of net sales, in the same period last year. Wholesale gross margin for the three months ended June 30, 2016 was $11.5 million, or 27.7% of net sales, compared to $17.5 million, or 32.5% of net sales, in the same period last year. The 480 basis point decrease was primarily due to higher manufacturing costs associated with the ramp up of production at manufacturing facility in Puerto Rico and to a lesser extent lower average selling prices. The Retail gross margin for the three months ended June 30, 2016 was $4.6 million, or 44.5% of net sales, compared to $4.5 million, or 44.6% of net sales, for the same period in 2015. Military gross margin for the three months ended June 30, 2016 was $0.1 million, or 1.4% of net sales, compared to $0.6 million, or 13.3% of net sales, for the same period in 2015. The decrease in margin was due to higher manufacturing costs associated with the ramp up of production at manufacturing facility in Puerto Rico.

SG&A expenses. SG&A expenses were $18.8 million, or 30.1% of net sales, for the three months ended June 30, 2016, compared to $19.4 million, or 28.3% of net sales for the same period in 2015. The $0.6 million decrease is primarily related to lower freight and handling costs.

Interest expense. Interest expense was $0.1 million in the three months ended June 30, 2016, compared to $0.2 million for the same period in the prior year.

Income taxes. Income tax benefit for the three months ended June 30, 2016 was $0.9 million, compared to $1.1 million expense for the same period a year ago. We provided for income taxes at effective tax rates of 34% for 2016 and 35% for 2015. We used a lower rate in 2016 as we expect to make additional permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net sales. Net sales for the six months ended June 30, 2016 were $120.1 million compared to $134.0 million for the same period in 2015. Wholesale sales for the six months ended June 30, 2016 were $81.7 million compared to $104.9 million for the same period in 2015. The $23.2 million decrease in Wholesale sales was the result of an $8.8 million decrease in our work footwear category, a $6.3 million decrease in our outdoor footwear category, a $4.5 million decrease in our western footwear category, a $4.0 million decrease in our lifestyle footwear category and a $2.2 decrease in apparel sales. These declines were partially offset by a $3.0 million increase in our commercial footwear category. We believe the declines were principally the result of warmer temperatures, weak store traffic across retail and the softening of local economies, especially those tied to oil & gas production, which created an inventory overhang in our channels of distribution that continued to impact fill-in of our Georgia Boot, Rocky and Durango brands during the first half of 2016. Retail sales for the six months ended June 30, 2016 were $21.9 million compared to $22.0 million for the same period in 2015. Military segment sales for the six months ended June 30, 2016, were $16.5 million, compared to $7.1 million in the same period in 2015. We have received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order. In early 2016, we received an order to fulfill a contract to the U.S. Military to produce “Temperate Weather” combat boots. We began shipping under this order in March 2016.

Gross margin. Gross margin for the six months ended June 30, 2016 was $35.2 million, or 29.3% of net sales, compared to $44.6 million, or 33.3% of net sales, in the same period last year. Wholesale gross margin for the six months ended June 30, 2016 was $24.5 million, or 29.9% of net sales, compared to $33.8 million, or 32.2% of net sales, in the same period last year. The 230 basis point decrease was primarily due to higher manufacturing costs associated with the ramp up of production at manufacturing facility in Puerto Rico, primarily in the second quarter of 2016. The Retail gross margin for the six months ended June 30, 2016 was $9.8 million, or 44.6% of net sales, compared to $9.9 million, or 44.9% of net sales, for the same period in 2015. Military gross margin for the six months ended June 30, 2016 was $0.9 million, or 5.7% of net sales, compared to $0.9 million, or 12.9% of net sales, for the same period in 2015. The decrease in margin was due to higher manufacturing costs associated with the ramp up of production at manufacturing facility in Puerto Rico, primarily in the second quarter of 2016.

SG&A expenses. SG&A expenses were $37.9 million, or 31.6% of net sales, for the six months ended June 30, 2016, compared to $39.0 million, or 29.1% of net sales for the same period in 2015. The $1.1 million decrease is primarily related to lower freight and handling costs of $0.6 million and lower commission expense of $0.4 million.

Interest expense. Interest expense was $0.3 million in the six months ended June 30, 2016, compared to $0.3 million for the same period in the prior year.

Income taxes. Income tax benefit for the six months ended June 30, 2016 was $1.0 million, compared to $1.8 million expense for the same period a year ago. We provided for income taxes at effective tax rates of 34.0% for 2016 and 35% for 2015. We used a lower rate in 2016 as we expect to make additional permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our amended and restated credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $3.5 million for the first six months of 2016, compared to $2.3 million for the same period in 2015. Total capital expenditures for 2016 are anticipated to be approximately $6.9 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of June 30, 2016, December 31, 2015 and June 30, 2015, we had approximately $22.0 million, $17.0 million and $31.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2016, we had $23.5 million in borrowings under this facility and total capacity of $63.1 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At June 30, 2016, there was no triggering event and the covenant was not in effect.

We have no other long-term debt maturities.

Operating Activities. Cash provided by operating activities totaled $5.6 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively. Cash provided by operating activities for the six months ended June 30, 2016 was primarily impacted by increases in accounts payable and other accrued liabilities and decreases in accounts receivable, partially offset by increases inventory and other current assets, primarily income tax receivable. Cash provided by operating activities for the six months ended June 30, 2015 was primarily impacted by increases in accounts payable, partially offset by decreases in accrued liabilities and increases in accounts receivable and inventory.

Investing Activities. Cash used in investing activities was $3.5 million for the six months ended June 30, 2016, compared to $2.3 million in the same period of 2015. Cash used in investing activities reflects an investment in property, plant and equipment of $3.5 million in 2016 and $2.3 million in 2015. Our 2016 and 2015 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2016 was $3.1 million and was primarily related to the payment of $1.7 million of dividends on common stock, repurchases of common stock of $1.2 million and a net decrease under the revolving credit facility of $0.2 million. Cash used in financing activities for the six months ended June 30, 2015 was $2.3 million and was primarily related to the payment of $1.6 million of dividends on common stock and a net decrease under the revolving credit facility of $0.7 million

Inflation

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1, 2016 - April 30, 2016	15,610	$11.78	15,610	$7,316,070
May 1, 2016 - May 31, 2016	90,561	$11.62	90,561	$6,264,058
June 1, 2016 - June 30, 2016	-	$-	-	$-

Total	106,171	$11.64	106,171	$6,264,058

In March 2016, the Company announced a $7,500,000 share repurchase plan. There was $6,264,058 remaining under the program as of the end of the second quarter. The repurchase program terminates on March 1, 2017.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date:	July 28, 2016	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

