Form 10-Q
period 2016-09-30
ROCKY BRANDS, INC.
filed 2016-10-28
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 25, 2016, 7,426,355 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015	September 30, 2015
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,942,209	$3,407,140	$3,978,553
Trade receivables – net	51,292,323	44,549,207	62,389,224
Other receivables	579,976	583,479	509,026
Inventories	79,922,305	76,991,059	87,996,325
Income tax receivable	1,190,702	128,699	215,736
Deferred income taxes	1,066,272	1,031,818	1,291,287
Prepaid expenses	2,644,102	2,530,517	2,969,005
Total current assets	140,637,889	129,221,919	159,349,156

FIXED ASSETS – net	27,450,150	27,836,527	26,808,704
IDENTIFIED INTANGIBLES	36,448,490	36,547,873	36,581,475
OTHER ASSETS	238,251	258,812	261,766
TOTAL ASSETS	$204,774,780	$193,865,131	$223,001,101

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$15,042,805	$9,118,555	$15,623,738
Accrued expenses:
Salaries and wages	2,670,000	442,259	1,614,437
Taxes - other	678,280	533,220	389,712
Accrued freight	542,491	427,412	661,484
Commissions	446,906	378,191	557,750
Accrued duty	2,522,086	2,301,449	2,756,236
Other	1,744,848	1,547,130	1,574,000
Total current liabilities	23,647,416	14,748,216	23,177,357
LONG TERM DEBT	30,972,398	23,700,089	45,030,998
DEFERRED INCOME TAXES	13,186,965	13,000,609	12,998,424
DEFERRED LIABILITIES	208,387	295,676	343,791
TOTAL LIABILITIES	68,015,166	51,744,590	81,550,570

SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2016 - 7,447,331; December 31, 2015 - 7,567,271 and September 30, 2015 - 7,564,313	69,507,320	70,882,392	70,762,851
Retained earnings	67,252,294	71,238,149	70,687,680
Total shareholders' equity	136,759,614	142,120,541	141,450,531
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$204,774,780	$193,865,131	$223,001,101

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET SALES	$73,218,247	$70,001,496	$193,308,286	$204,035,995

COST OF GOODS SOLD	53,452,487	47,884,019	138,368,374	137,298,575

GROSS MARGIN	19,765,760	22,117,477	54,939,912	66,737,420

OPERATING EXPENSES
Selling, general and administrative expenses	17,745,691	19,217,222	55,685,180	58,180,467
Reorganizational charge	1,159,527	-	1,159,527	-
Total operating expenses	18,905,218	19,217,222	56,844,707	58,180,467

INCOME (LOSS) FROM OPERATIONS	860,542	2,900,255	(1,904,795)	8,556,953

OTHER INCOME AND (EXPENSES):
Interest expense, net	(181,040)	(188,413)	(459,231)	(529,675)
Other – net	(3,873)	(37,885)	82,876	(96,701)
Total other - net	(184,913)	(226,298)	(376,355)	(626,376)

INCOME (LOSS) BEFORE INCOME TAXES	675,629	2,673,957	(2,281,150)	7,930,577

INCOME TAX EXPENSE (BENEFIT)	230,000	870,290	(776,000)	2,710,290

COMPREHENSIVE INCOME (LOSS)	$445,629	$1,803,667	$(1,505,150)	$5,220,287

NET INCOME (LOSS) PER SHARE
Basic	$0.06	$0.24	$(0.20)	$0.69
Diluted	$0.06	$0.24	$(0.20)	$0.69

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,480,733	7,564,289	7,531,308	7,561,845
Diluted	7,504,521	7,578,219	7,531,308	7,574,239

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,505,150)	$5,220,287
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,763,217	5,373,036
Deferred income taxes	151,902	70,996
Loss on disposal of fixed assets	30,243	-
Reorganizational charge	877,636	-
Stock compensation expense	271,515	293,437
Change in assets and liabilities
Receivables	(6,739,613)	(6,614,667)
Inventories	(2,931,246)	(2,759,283)
Other current assets	(1,175,588)	(631,299)
Other assets	20,561	37,724
Accounts payable	5,763,850	162,501
Accrued and other liabilities	2,010,025	(2,668,563)
Net cash provided by (used in) operating activities	2,537,352	(1,515,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,178,479)	(5,470,648)
Investment in trademarks and patents	-	(1,176)
Proceeds from sale of fixed assets	31,179	-

Net cash used in investing activities	(5,147,300)	(5,471,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility	61,981,831	60,681,005
Repayments of revolving credit facility	(54,709,522)	(51,920,380)
Proceeds from stock option exercises	-	8,742
Repurchases of common stock	(1,646,587)	-
Dividends paid on common stock	(2,480,705)	(2,419,853)

Net cash provided by financing activities	3,145,017	6,349,514

CHANGES IN CASH AND CASH EQUIVALENTS	535,069	(638,141)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,407,140	4,616,694

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,942,209	$3,978,553

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,011,000, $820,000 and $966,000 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories, net of reserves, are comprised of the following:

	September 30,	December 31,	September 30,
	2016	2015	2015
	(Unaudited)		(Unaudited)

Raw materials	$16,768,169	$12,494,980	$14,864,407
Work-in-process	1,199,539	1,155,837	1,469,054
Finished goods	61,954,597	63,340,242	71,662,864
Total	$79,922,305	$76,991,059	$87,996,325

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Nine Months Ended
	September 30,
	2016	2015

Interest	$431,591	$516,984

Federal, state and local income taxes, net of refunds	$231,707	$5,541,408

Fixed asset purchases in accounts payable	$253,303	$430,594

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2016 and 2015 are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average shares outstanding	7,480,733	7,564,289	7,531,308	7,561,845

Dilutive restricted share units	23,788	12,092	-	10,236
Dilutive stock options	-	1,838	-	2,158

Dilutive weighted average shares outstanding	7,504,521	7,578,219	7,531,308	7,574,239

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 63,705 and 80,170 for the three months ended September 30, 2016 and 2015, respectively. Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 125,222 and 81,880 for the nine months ended September 30, 2016 and 2015, respectively. For the three and nine months ended September 30, 2016, diluted earnings per share of common stock is equal to basic earnings per share of common stock due to the net loss.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this update will simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have not yet determined the impact this ASU will have on our consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow scope improvements and practical expedients related to ASU 2014-09: Revenue from Contracts with Customers (Topic 606). The purpose of ASU 2016-12 is to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The standard has the same effective date as ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We have not yet determined the impact this ASU will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. We have not yet determined the impact this ASU will have on our consolidated financial statements.

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

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. For the three and nine months ending September 30, 2016 and 2015, no such expenses were recognized.

We provided for income taxes at an estimated effective tax rate of 34.0% and 34.2% for the nine months ended September 30, 2016 and 2015, respectively. In the third quarter of 2016 and 2015, we reduced our estimated tax rate for the expected permanent capital investment in the Dominican Republic, which reduces the amount of dividends that we need to provide for U.S. income taxes.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2016 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,363,898	231,579
Customer relationships	2,200,000	1,226,667	973,333
Total Identified Intangibles	$40,039,055	$3,590,565	$36,448,490

	Gross	Accumulated	Carrying
December 31, 2015	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,324,515	270,962
Customer relationships	2,200,000	1,166,667	1,033,333
Total Identified Intangibles	$40,039,055	$3,491,182	$36,547,873

	Gross	Accumulated	Carrying
September 30, 2015 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,310,913	284,564
Customer relationships	2,200,000	1,146,667	1,053,333
Total Identified Intangibles	$40,039,055	$3,457,580	$36,581,475

Amortization expense for intangible assets was $32,924 and $33,726 for the three months ended September 30, 2016 and 2015, respectively and $99,383 and $101,345 for the nine months ended September 30, 2016 and 2015, respectively. The weighted average amortization period for patents is 15 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2017	127,612
2018	121,468
2019	113,484
2020	110,578
2021	110,578

9.	CAPITAL STOCK

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of September 30, 2016, we were authorized to issue 276,695 shares under this plan.

During the three and nine months ended September 30, 2016, we issued 3,672 and 10,596 shares, respectively, of common stock to members of our Board of Directors. During the three and nine months ended September 30, 2016, we recorded compensation expense of $42,000 and $126,000, respectively, which was the fair market value of the shares on the grant dates. These shares are fully vested.

Service Based Restricted Stock

In the first quarter of 2016, we issued 30,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at an average fair value of $11.56 per unit, which was the closing price of our stock on the last trading date prior to the grant date. Also in the first quarter of 2016, we issued an additional 2,000 restricted stock units to a member of management. These units vest the same as the first issuance. We valued the units at an average fair value of $10.29 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In the first quarter of 2015, we issued 28,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year from the grant date. We valued the units at a fair value of $13.42 per unit, which was the closing price of our stock on the last trading date prior to the grant date. For the three months ended September 30, 2016, we recorded a net credit of $4,668 as a result of employee forfeitures, related to restricted stock units. For the three months ended September 30, 2015, we recorded expense of $41,109 related to restricted stock units. For the nine months ended September 30, 2016 and 2015, we recorded expense of $120,714 and $123,328, respectively, related to restricted stock units.

Performance Based Restricted Stock

In the first quarter of 2016, we made available up to 43,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2017. In the first quarter of 2015, we made available up to 32,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2016. For the three and nine months ended September 30, 2016 and 2015, we did not record any expense related to these performance based restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

In the first quarter of 2016, we issued 30,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $11.56 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $3.41 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 42.32%, a risk free interest rate of 2.06%, a dividend yield of 3.81% and an initial employee forfeiture rate of 7.7%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. Also in the first quarter of 2016, we issued an additional 2,000 stock options to a member of our management. These units vest the same as the first issuance. The options are exercisable at $10.29 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $2.84 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 42.32%, a risk free interest rate of 1.88%, a dividend yield of 4.30% and an initial employee forfeiture rate of 7.7%. In the first quarter of 2015, we issued 28,000 stock options to certain members of our management. These stock options vest in increments of 20% per year from the grant date. The options are exercisable at $13.42 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $4.70 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 46.20%, a risk free interest rate of 1.92%, a dividend yield of 2.99% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. For the three months ended September 30, 2016, we recorded net credit of $10,032 as a result of employee forfeitures, related to stock option issuances. For the three months ended September 30, 2015, we recorded expense of $12,368, related to stock option issuances. For the nine months ended September, 2016 and 2015, we recorded expense of $20,133 and $37,107, respectively, related to stock option issuances.

The following summarizes stock option transactions from January 1, 2016 through September 30, 2016:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2016	51,600	$14.08
Issued	32,000	$11.48
Exercised	-	$-
Forfeited	(3,000)	$12.80
Options outstanding at September 30, 2016	80,600	$13.10

Options exercisable at:
January 1, 2016	4,000	$14.57
September 30, 2016	14,000	$14.25
Unvested options at September 30, 2016	66,600	$12.86

Repurchase of Common Stock

In March 2016, our Board of Directors authorized the repurchase of up to $7,500,000 of common shares outstanding in open market or privately negotiated transactions over the next 12 months. Purchases of stock under this program were funded with borrowings from our amended and restated revolving credit facility. During the three and nine months ended September 30, 2016, there were 39,613 and 145,784 shares repurchased and retired, for $410,646 and $1,646,587, respectively. As of September 30, 2016, we have $5,853,413 of availability remaining under the March 2016 authorization.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET SALES:
Wholesale	$52,884,845	$54,661,064	$134,569,643	$159,580,135
Retail	10,267,553	10,255,584	32,201,519	32,291,595
Military	10,065,849	5,084,848	26,537,124	12,164,265
Total Net Sales	$73,218,247	$70,001,496	$193,308,286	$204,035,995

GROSS MARGIN:
Wholesale	$15,137,982	$16,836,198	$39,599,574	$50,650,306
Retail	4,539,177	4,575,976	14,311,227	14,467,927
Military	88,601	705,303	1,029,111	1,619,187
Total Gross Margin	$19,765,760	$22,117,477	$54,939,912	$66,737,420

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of September 30, 2016, December 31, 2015 and September 30, 2015, we had approximately $23.0 million, $17.0 million and $35.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2016, we had $31.0 million in borrowings under this facility and total capacity of $70.0 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At September 30, 2016, there was no triggering event and the covenant was not in effect.

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

13.	Reorganizational Charge

During the third quarter of 2016, we implemented initiatives to reorganize the company to maximize profitability, drive long-term revenue growth and maximize shareholder value. The costs related to this reorganization are recorded to “Reorganizational Charge” in our condensed consolidated statement of operations. During the three and nine months ended September 30, 2016, costs of approximately $1,160,000 were recognized related to these initiatives, which consisted of severance costs. As of September 30, 2016, we had approximately $878,000 in accrued reorganizing charges recorded to “Accrued expenses – Salaries and wages” in our condensed consolidated balance sheet relating to future severance payments. We do not expect to incur additional costs related to our reorganization efforts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	73.0%	68.4%	71.5%	67.3%
Gross Margin	27.0%	31.6%	28.5%	32.7%

Selling, General and
Administrative Expenses	24.2%	27.5%	28.8%	28.5%
Reorganizational Charge	1.6%	-	0.6%	-

Income From Operations	1.2%	4.1%	-0.9%	4.2%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net sales. Net sales for the three months ended September 30, 2016 were $73.2 million compared to $70.0 million for the same period in 2015. Wholesale sales for the three months ended September 30, 2016 were $52.9 million compared to $54.7 million for the same period in 2015. The $1.8 million decrease in Wholesale sales was the result of a $2.8 million decrease in our lifestyle footwear category and a $1.2 million decrease in our outdoor footwear category. These declines were partially offset by a $0.9 million increase in our commercial military footwear category, a $0.6 million increase in our duty category, and a $0.4 increase in our work footwear category. We believe the declines were principally the result of weak store traffic across retail, which created an inventory overhang in our channels of distribution that continued to impact our lifestyle and outdoor footwear shipments during the third quarter. Retail sales for the three months ended September 30, 2016 were flat when compared to the same period in 2015. Military segment sales for the three months ended September 30, 2016 were $10.1 million, compared to $5.1 million in the same period in 2015. In early 2013, we received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order. In early 2016, we received an order to fulfill a contract to the U.S. Military to produce “Temperate Weather” combat boots. We began shipping under this order in March 2016.

Gross margin. Gross margin for the three months ended September 30, 2016 was $19.8 million, or 27.0% of net sales, compared to $22.1 million, or 31.6% of net sales, in the same period last year. Wholesale gross margin for the three months ended September 30, 2016 was $15.1 million, or 28.6% of net sales, compared to $16.8 million, or 30.8% of net sales, in the same period last year. The 220 basis point decrease was primarily due to higher manufacturing costs associated with the ramp up of production at our manufacturing facility in Puerto Rico and to a lesser extent lower average selling prices. The Retail gross margin for the three months ended September 30, 2016 was $4.5 million, or 44.2% of net sales, compared to $4.6 million, or 44.6% of net sales, for the same period in 2015. Military gross margin for the three months ended September 30, 2016 was $0.1 million, or 0.9% of net sales, compared to $0.7 million, or 13.9% of net sales, for the same period in 2015. The decrease in margin was due to higher manufacturing costs associated with the ramp up of production at our manufacturing facility in Puerto Rico.

SG&A expenses. SG&A expenses were $17.7 million, or 24.2% of net sales, for the third quarter of 2016 compared to $19.2 million, or 27.5% of net sales, a year ago. The $1.5 million decrease is primarily related to lower advertising expense of $0.8 million, lower compensation expense of $0.3 million, and lower freight and handling expenses of $0.3 million.

Reorganizational Charge. During the quarter ended September 30, 2016, we recorded $1.2 million in a reorganizational charge consisting of severance. The purpose of this reorganization was to maximize profitability, drive long-term revenue growth and maximize shareholder value.

Interest expense. Interest expense was $0.2 million in the three months ended September 30, 2016 and 2015.

Income taxes. Income tax expense for the three months ended September 30, 2016 was $0.2 million, compared to $0.9 million expense for the same period a year ago. We provided for income taxes at effective tax rates of 34.0% for 2016 and 32.5% for 2015. In the third quarters of 2016 and 2015, we reduced our estimated effective tax rate for the full year for the expected permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net sales. Net sales for the nine months ended September 30, 2016 were $193.3 million compared to $204.0 million for the same period in 2015. Wholesale sales for the nine months ended September 30, 2016 were $134.6 million compared to $159.6 million for the same period in 2015. The $25.0 million decrease in Wholesale sales was the result of a $8.4 million decrease in our work footwear category, a $7.5 million decrease in our outdoor footwear category, a $6.9 million decrease in our lifestyle footwear category, a $4.4 million decrease in our western footwear category and a $2.0 decrease in apparel sales. These declines were partially offset by a $3.9 million increase in our commercial military footwear category. We believe the declines were principally the result of warmer temperatures, weak store traffic across retail and the softening of local economies, especially those tied to oil & gas production, which created an inventory overhang in our channels of distribution that continued to impact fill-in of our Georgia Boot, Rocky and Durango brands during the first three quarters of 2016. Retail sales for the nine months ended September 30, 2016 were $32.2 million compared to $32.3 million for the same period in 2015. Military segment sales for the Nine months ended September 30, 2016, were $26.5 million, compared to $12.2 million in the same period in 2015. In early 2013, we received an order to fulfill a contract to the U.S. Military to produce “Hot Weather” combat boots. Shipments to the U.S. Military for both periods were made under this order. In early 2016, we received an order to fulfill a contract to the U.S. Military to produce “Temperate Weather” combat boots. We began shipping under this order in March 2016.

Gross margin. Gross margin for the nine months ended September 30, 2016 was $54.9 million, or 28.4% of net sales, compared to $66.7 million, or 32.7% of net sales, in the same period last year. Wholesale gross margin for the nine months ended September 30, 2016 was $39.6 million, or 29.4% of net sales, compared to $50.7 million, or 31.7% of net sales, in the same period last year. The 230 basis point decrease was primarily due to higher manufacturing costs associated with the ramp up of production at our manufacturing facility in Puerto Rico, primarily in the second and third quarter of 2016. The Retail gross margin for the nine months ended September 30, 2016 was $14.3 million, or 44.4% of net sales, compared to $14.5 million, or 44.8% of net sales, for the same period in 2015. Military gross margin for the nine months ended September 30, 2016 was $1.0 million, or 3.9% of net sales, compared to $1.6 million, or 13.3% of net sales, for the same period in 2015. The decrease in margin was due to higher manufacturing costs associated with the ramp up of production at our manufacturing facility in Puerto Rico, primarily in the second quarter of 2016.

SG&A expenses. SG&A expenses were $55.7 million, or 28.8% of net sales, for the nine months ended September 30, 2016, compared to $58.2 million, or 28.5% of net sales for the same period in 2015. The $2.5 million decrease is primarily related to lower advertising expense of $0.8 million, lower freight and handling expenses of $0.9 million, and lower commission expense of $0.5 million.

Reorganizational Charge. During the quarter ended September 30, 2016, we recorded $1.2 million in a reorganizational charge consisting of severance. The purpose of this reorganization was to maximize profitability, drive long-term revenue growth and maximize shareholder value.

Interest expense. Interest expense was $0.5 million in the nine months ended September 30, 2016 and 2015.

Income taxes. Income tax benefit for the nine months ended September 30, 2016 was $0.8 million, compared to $2.7 million expense for the same period a year ago. We provided for income taxes at effective tax rates of 34.0% for 2016 and 34.2% for 2015. In the third quarter of 2016 and 2015, we reduced our estimated effective tax rate for the full year for the expected permanent capital investment in the Dominican Republic which reduces the amount of dividends that we need to provide for U.S. income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our amended and restated credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $5.2 million for the first nine months of 2016, compared to $5.5 million for the same period in 2015. Total capital expenditures for 2016 are anticipated to be approximately $6.9 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of September 30, 2016, December 31, 2015 and September 30, 2015, we had approximately $23.0 million, $17.0 million and $35.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2016, we had $31.0 million in borrowings under this facility and total capacity of $70.0 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At September 30, 2016, there was no triggering event and the covenant was not in effect.

We have no other long-term debt maturities.

Operating Activities. Cash provided by (used in) operating activities totaled $2.5 million and $(1.5) million for the nine months ended September 30, 2016 and 2015, respectively. Cash provided by operating activities for the nine months ended September 30, 2016 was primarily impacted by increases in accounts payable and other accrued liabilities, partially offset by increases in accounts receivable and inventory. Cash used in operating activities for the nine months ended September 30, 2015 was primarily impacted by increases in accounts receivable and inventory.

Investing Activities. Cash used in investing activities was $5.1 million for the nine months ended September 30, 2016, compared to $5.5 million in the same period of 2015. Cash used in investing activities reflects an investment in property, plant and equipment of $5.2 million in 2016 and $5.5 million in 2015. Our 2016 and 2015 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2016 was $3.1 million and was primarily related to net borrowing proceeds of $7.3 million from our revolving credit facility, partially offset by payments of $2.5 million of dividends on common stock and repurchases of common stock of $1.6 million. Cash provided by financing activities for the nine months ended September 30, 2015 was $6.3 million and was primarily related to net borrowing proceeds of $8.8 million from our revolving credit facility, partially offset by the payment of $2.4 million of dividends on common stock.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1, 2016 - July 31, 2016	-	$-	-	$6,264,058
August 1, 2016 - August 31, 2016	6,233	$10.46	6,233	$6,198,859
September 1, 2016 - September 30, 2016	33,380	$10.35	33,380	$5,853,413

Total	39,613	$10.37	39,613	$5,853,413

In March 2016, the Company announced a $7,500,000 share repurchase plan. There was $5,853,413 remaining under the program as of the end of the third quarter. The repurchase program terminates on March 1, 2017.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.
32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed with this report.
+	Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date:	October 28, 2016	/s/ James E. McDonald
James E. McDonald, Executive Vice President and
Chief Financial Officer*

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. McDonald is duly authorized to sign this report on behalf of the Registrant.

