Form 10-K
period 2016-12-31
ROCKY BRANDS, INC.
filed 2017-03-09
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $77,716,400 on June 30, 2016.

There were 7,435,467 shares of the Registrant's Common Stock outstanding on February 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, Creative Recreation and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western and lifestyle. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $29.99 for our value priced products to $359.99 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

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

Competitive Strengths

Our competitive strengths include:

•	Strong portfolio of brands. We believe the Rocky, Georgia Boot, Durango, Lehigh, Creative Recreation and Michelin brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, duty, commercial military, western and lifestyle. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our owned brands.

•	Commitment to product innovation. We believe a critical component of our success in the marketplace has been a result of our continued commitment to product innovation. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features and designs. We have a dedicated group of product design and development professionals, including well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace.

•	Long-term retailer relationships. We believe that our long history of designing, manufacturing and marketing premium quality, branded footwear has enabled us to develop strong relationships with our retailers in each of our distribution channels. We reinforce these relationships by continuing to offer innovative footwear products, by continuing to meet the individual needs of each of our retailers and by working with our retailers to improve the visual merchandising of our products in their stores. We believe that strengthening our relationships with retailers will allow us to increase our presence through additional store locations and expanded shelf space, improve our market position in a consolidating retail environment and enable us to better understand and meet the evolving needs of both our retailers and consumers.

•	Diverse product sourcing and manufacturing capabilities. We believe our strategy of utilizing both company operated and third-party facilities for the sourcing of our products, offers several advantages. Operating our own facilities significantly improves our knowledge of the entire production process, which allows us to more efficiently source product from third parties that is of the highest quality and at the lowest cost available. We intend to continue to source a higher proportion of our products from third-party manufacturers, which we believe will enable us to obtain high quality products at lower costs per unit.

Growth Strategy

We intend to increase our sales through the following strategies:

•	Expand into new target markets under existing brands. We believe there is significant opportunity to extend certain of our brands into our other target markets. We intend to continue to introduce products across varying feature sets and price points in order to meet the needs of our retailers.

•	Cross-sell our brands to our retailers. We believe that many retailers of our existing and acquired brands target consumers with similar characteristics and, as a result, we believe there is significant opportunity to offer each of our retailers a broader assortment of footwear and apparel that target multiple markets and span a range of feature sets and price points.

•	Expand business internationally. We intend to extend certain of our brands into international markets. We believe this is a significant opportunity because of the long history and authentic heritage of these brands. We intend on growing our business internationally through a network of distributors.

•	Increase apparel offerings. We believe the long history and authentic heritage of our owned brands provide significant opportunity to extend each of these brands into complementary apparel. We intend to continue to increase our Rocky apparel offerings and believe that similar opportunities exist for our Georgia Boot and Durango brands in their respective markets.

•	Acquire or develop new brands. We intend to continue to acquire or develop new brands that are complementary to our portfolio and could leverage our operational infrastructure and distribution network.

Product Lines

Our product lines consist of high quality products that target the following markets:

•	Outdoor. Our outdoor product lines consist of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping or hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace. Our outdoor product lines consist of all-season sport/hunting footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoorsmen comfortable on rugged terrain or in extreme weather conditions.

•	Work. Our work product lines consist of footwear and apparel marketed to industrial and construction workers, as well as workers in the hospitality industry, such as restaurants or hotels. All of our work products are specially designed to be comfortable, incorporate safety features for specific work environments or tasks and meet applicable federal and other standards for safety. This category includes products such as safety toe footwear for steel workers and non-slip footwear for kitchen workers.

•	Duty. Our duty product line consists of footwear products marketed to law enforcement, security personnel and postal employees who are required to spend a majority of time at work on their feet. All of our duty footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable. Duty footwear is generally designed to fit as part of a uniform and typically incorporates stylistic features, such as black leather uppers in addition to the comfort features that are incorporated in all of our footwear products.

•	Commercial Military. Our commercial military product line consists of footwear products marketed to military personnel as a substitute for the government issued military boots. Our commercial military boots are designed to be comfortable, lightweight, and durable and are marketed under the Rocky brand name.

•	Western. Our western product line currently consists of authentic footwear products marketed to farmers and ranchers who generally live in rural communities in North America. We also selectively market our western footwear to consumers enamored with the western lifestyle.

•	Lifestyle. Our lifestyle product line currently consists of footwear products marketed to more fashion minded urban consumers.

•	U.S. Military. Our U.S. Military product line consists of footwear products designed specifically for U.S. Military personnel. These footwear products are designed and manufactured to meet the rigorous specification requirements, which include lightweight, durable, waterproof footwear products manufactured in the U.S.A. The U.S. Military products are marketed under the Rocky Brand name.

Our products are marketed under five well-recognized, proprietary brands, Rocky, Georgia Boot, Durango, Creative Recreation and Lehigh, in addition to the licensed brand Michelin.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our five target markets and offer our products at a range of suggested retail price points: $39.99 to $279.99 for our footwear products, $34.99 to $239.99 for tops and bottoms in our apparel lines and $6.99 to $59.99 for our basic and technical outerwear.

The Rocky brand originally targeted outdoor enthusiasts, particularly hunters, and has since become the market leader in the hunting boot category. In 2002, we also extended into hunting apparel, including jackets, pants, gloves and caps. Our Rocky products for hunters and other outdoor enthusiasts are designed for specific weather conditions and the diverse terrains of North America. These products incorporate a range of technical features and designs such as Gore-Tex waterproof breathable fabric, 3M Thinsulate insulation, nylon Cordura fabric and camouflaged uppers featuring either Mossy Oak or Realtree patterns. We use rugged outsoles made by industry leaders like Vibram as well as our own proprietary design features like the “Rocky Ride Comfort System” to make the products durable and easy to wear.

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

Durango

Durango is our moderately priced, high quality line of western footwear and leather goods. Launched in 1965, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear and apparel market. Our current line of products is offered at suggested retail price points ranging from $29.99 to $199.99, and we market products designed for both work and casual wear. Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion. Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue. Other products in the Durango line that target casual and fashion oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.

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

With the shift in manufacturing jobs to service jobs in the U.S., Lehigh began marketing products for the hospitality industry. These products have non-slip outsoles designed to reduce slips, trips and falls in kitchen environments where floors are often tiled and greasy. Price points for this kind of footwear range from $44.99 to $89.99.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested retail prices for the Michelin brand are from $34.99 to $249.99. The license agreement for the Michelin brand expires on December 31, 2017, with the option to renew.

Sales and Distribution

Our products are distributed through three distinct business segments: wholesale, retail and military. You can find more information regarding our three business segments in Note 13 to our consolidated financial statements.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Creative Recreation and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2016, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

We sell our products to wholesale accounts in the U.S. primarily through a dedicated in-house sales team who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products. Our sales force for Rocky is organized around major accounts, including Bass Pro Shops, Cabela’s, Dick’s Sporting Goods, Tractor Supply Company and Gander Mountain, and around our target markets: outdoor, work, duty, commercial military, lifestyle and western. For our Georgia Boot and Durango brands, our sales employees are organized around each brand and target a broad range of distribution channels. All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

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

Websites

We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.durangoboot.com, www.lehighoutfitters.com, www.lehighsafetyshoes.com, www.slipgrips.com, 4eursole.com and cr8rec.com. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products. We also sell to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers. Our customers’ employees order directly through their employers’ established Custom Fit website and the footwear is delivered directly to the consumer via a common freight carrier. Our customers include large, national companies such as Carnival Cruise Lines, Pepsi, Schneider, Hagemeyer, Holland America Cruise Lines, and Waste Management.

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

Mobile and Retail Stores

Lehigh’s successful continued focus on converting our customers from delivery via our mobile and retail stores to purchasing via our Custom Fit sites and delivery direct has led to the continued reduction of the mobile and retail stores in the past several years. In 2017 we will continue to service the New York City Transit Authority with mobile stores.

Military

While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military. Our sales under such contracts are dependent on us winning the bids for these contracts.

We are currently fulfilling several multiyear contracts for the U.S. military. Total sales to the U.S. military represented 14.4%, 6.5% and 2.8% of total sales for the years ending December 31, 2016, 2015 and 2014, respectively.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third-party facilities, primarily in China. We do not have long-term contracts with any of our third-party manufacturers. The products purchased from GuangDong Dongguan YongDu Shoes Company, one of our third-party manufacturers in China with whom we have had a long-term relationship, represented approximately 6.7% of our net sales in 2016. The products purchased from General Shoes US Corporation and its subsidiaries, another one of our third-party manufacturers in China with whom we have had a relationship for over 20 years and which has historically accounted for a significant portion of our manufacturing, represented approximately 8.8% of our net sales in 2016. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada, South America, Europe and Asia. We ship our products from our finished goods distribution facility located in Logan, Ohio and third-party logistics operations in Sumner, Washington and Ontario, Canada. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico. Net sales to foreign countries, primarily Canada, represented approximately 2.8% of net sales in 2016, 4.8% of net sales in 2015, and 6.3% of net sales in 2014.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico. In addition, we utilize a third party distribution facility in Canada and an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $3.7 million at December 31, 2016, $4.1 million at December 31, 2015, and $4.7 million at December 31, 2014.

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

Seasonality and Weather

Historically, we have experienced significant seasonal fluctuations in our business as many of our footwear products are used by consumers in adverse weather conditions. In order to meet these demands, we must manufacture and source footwear year round to be in a position to ship advance and at once orders for these products during the last two quarters of each year. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of the year. In addition, mild or dry weather conditions historically have had a material adverse effect on sales of our outdoor products, particularly if they occurred in broad geographical areas during late fall or early winter. With the acquisition of the Creative Recreation brand and the move toward more lifestyle geared products that are less dependent on weather conditions, we hope to reduce the seasonality and dependence on the variations in the weather.

Backlog

At December 31, 2016, our backlog was $17.0 million compared to $43.0 million at December 31, 2015. The decrease at December 31, 2016 is primarily related to the US Military contract for 2016. The backlog related to this contract is $0.3 million at December 31, 2016, compared to $27.7 million at December 31, 2015. Factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results.

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

Our license with Michelin Lifestyle Limited permits us to use the Michelin and related marks on our products. Our license agreement with Michelin Lifestyle Limited to use the Michelin name expires on December 31, 2017, with the option to renew.

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

Employees

At December 31, 2016, we had approximately 2,407 employees of which approximately 2,383 are full time employees. Approximately 2,004 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. None of our employees are represented by a union. We believe our relations with our employees are good.

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

Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative, or SG&A expenses, and there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in our SG&A expenses could adversely impact our results of operations and cash flows.

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

Changes in any of these factors could materially increase our costs of products and we may not be able to recover all of our cost increases through price increases to our customers. If any of these factors were to render the conduct of business in these countries undesirable or impracticable, we would have to manufacture or source our products elsewhere. There can be no assurance that additional sources or products would be available to us or, if available, that these sources could be relied on to provide product at terms favorable to us. The occurrence of any of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

The results of the November 2016 U.S. elections have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. We source products from manufacturers located outside of the U.S., primarily in China. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

We conduct a portion of our business pursuant to U.S. military contracts, which are subject to unique risks.

We conduct a portion of our business pursuant to U.S. military contracts which are subject to unique risks. In 2016, 14.4% of our revenues were earned pursuant to U.S. military contracts. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks. The U.S. military may modify, curtail or choose not to renew one or more of our contracts. In addition, funding pursuant to our U.S. military contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints and/or changes in U.S. military strategy. Our contracts with the U.S. military are fixed-price contracts. While fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues.

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

The development of our business has been, and will continue to be dependent on execution at all levels of our organization which requires an experienced and talented executive team. The loss of service of any of the executive officers or key employees could have an adverse effect on our business and financial condition. We have entered into employment agreements with several executive officers and key employees, and also offer compensation packages designed to attract and retain talent.

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

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on our financial condition. Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement). At December 31, 2016, there was no triggering event and the covenant was not in effect.

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

If we do not effectively respond to the trend of consumer shopping moving to online retailers it may negatively impact our business.

The retail industry is rapidly changing and we must ensure we are evolving both our own online e-commerce websites as well as providing digital assistance to our wholesale customers to support their e-commerce websites. Failure to timely identify and effectively respond to the online trends of the retail industry could negatively impact our product reach and market share. We are making technology investments in our websites and mobile applications. If we are unable to improve or develop relevant technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

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

Square	Lease
Footage	Expiration
28,684	2018
34,373	2018
20,135	2018
93,097	2019
36,186	2019
23,476	2020
16,797	2021

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “RCKY.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market:

Quarter Ended	High	Low	Dividends Per Share
March 31, 2015	$23.11	$12.94	$0.10
June 30, 2015	$23.00	$17.34	$0.11
September 30, 2015	$19.91	$13.34	$0.11
December 31, 2015	$16.00	$10.08	$0.11
March 31, 2016	$13.55	$9.67	$0.11
June 30, 2016	$13.95	$10.70	$0.11
September 30, 2016	$12.68	$10.17	$0.11
December 31, 2016	$11.65	$9.95	$0.11

On February 21, 2017, the last reported sales price of our common stock on the NASDAQ Global Select Market was $11.35 per share. As of February 21, 2017, there were 83 shareholders of record of our common stock.

Dividends

During 2013, our board of directors adopted a dividend policy under which the Company intends to pay a cash dividend on its common stock. During 2016, 2015 and 2014, we paid dividends on our common stock totaling $3,297,066, $3,252,254, and $3,017,979, respectively.

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Composite Index and the Standard & Poor’s Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2011, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2016 - October 31, 2016	29,848	$10.16	29,848	$5,549,886
November 1, 2016- November 30, 2016	-	-	-	$5,549,886
December 1, 2016 - December 31, 2016	-	-	-	$5,549,886
Total	29,848	$10.16	29,848	$5,549,886

In March 2016, the Company announced a $7,500,000 share repurchase program. There was $5,549,886 remaining under the program as of the end of the fourth quarter. The repurchase program terminated on March 1, 2017. On March 2, 2017, the Board of Directors authorized a new $7,500,000 share repurchase program, which terminates on March 1, 2018.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except for per share data)

		Five Year Financial Summary
	12/31/16	12/31/15	12/31/14	12/31/13	12/31/12
Income Statement Data
Net sales	$260,259	$269,302	$286,242	$244,871	$228,537
Gross margin (% of sales)	29.5%	33.0%	33.7%	34.1%	35.2%
Net income (loss)	$(2,139)	$6,603	$9,845	$7,373	$8,855
Dividends paid on common stock	3,297	3,252	3,018	2,255	-

Per Share
Net income
Basic	$(0.29)	$0.87	$1.30	$0.98	$1.18
Diluted	$(0.29)	$0.87	$1.30	$0.98	$1.18

Weighted average number of common shares outstanding
Basic	7,505	7,563	7,545	7,517	7,503
Diluted	7,505	7,574	7,548	7,517	7,503

Balance Sheet Data
Inventories	$69,168	$76,991	$85,237	$78,172	$67,196
Total assets	$180,573	$193,865	$213,228	$199,025	$174,844
Working capital	$102,693	$114,474	$124,773	$118,242	$105,435
Long-term debt, less current maturities	$14,584	$23,700	$36,270	$38,388	$23,461
Stockholders' equity	$135,093	$142,121	$138,348	$131,213	$125,637

The 2016 financial data reflects reorganizational charges for $0.8 million and included an impairment charge of $2.0 million net of tax benefits. The 2013 financial data reflects charges of $0.8 million, net of tax benefits, for acquisition related expenses and a gain on bargain purchase of $0.4 million, net of tax. Certain amounts from prior years related to royalty income have been reclassified to conform to current presentation. In 2013, we began reporting royalty income as a component of net sales.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2016, and our capital resources and liquidity as of December 31, 2016 and 2015. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

We are currently fulfilling several multiyear contracts for the U.S. military. Net sales for the military segment of the business increased to $37.4 million, an increase of $20.0 million over 2015 levels.

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

FINANCIAL SUMMARY

•	Net sales of the wholesale segment decreased $29.1 million in 2016 from prior year primarily as a result of decreased sales in all of our footwear and apparel categories. The decrease in 2016 is primarily due to warmer temperatures in the fourth quarter and weak retail store traffic .

•	Net sales of the retail segment increased $0.1 million in 2016 from the prior year primarily as a result of higher sales from our business and consumer web platforms.

•	Net sales of the military segment increased $20.0 million in 2016 from the prior year. From time to time, we bid on military contracts when they become available. Our sales under such contracts are dependent on us winning the bids for these contracts and the purchase orders received on these contracts. We are currently fulfilling several multiyear contracts for the U.S. military.

•	Gross margin of the wholesale segment decreased $12.5 million in 2016 from the prior year as a result of the lower sales and lower margin. Gross margin of the wholesale segment as a percent of sales for 2016 was 180 basis points less than the prior year.

•	Retail gross margin for 2016 was $21.1 million or 45.9%, compared to $20.6 million or 45.0% in 2015. The 90 basis point increase was largely due to an increase in on-line direct to consumer sales, which carry a higher margin.

•	Gross margin of the military segment decreased $0.1 million in 2016 over the prior year due primarily to lower margin as a percentage of sales due to the significant investments made in our Puerto Rico facility to handle increased production.

•	Selling, general and administrative expenses decreased $2.8 million in 2016 from prior year primarily as result of lower advertising and compensation expenses and lower freight expenses associated with the decrease in sales.

•	Net interest expense decreased $0.1 million in 2016 from the prior year due to lower levels of debt.

•	Net income decreased $8.7 million in 2016 from prior year results primarily due to lower sales in our wholesale business along with an impairment of $3.0 million of our Creative Recreation trade name and a reorganizational charge of $1.2 million in 2016.

•	Total debt at December 31, 2016 was $14.6 million or $9.1 million lower than the prior year. Total debt minus cash and cash equivalents was $10.1 million or 6.8% of total capitalization at December 31, 2016 compared to $20.3 million or 12.2% of total capitalization at December 31, 2015.

•	Our cash from operating activities decreased $1.9 million in 2016 over the prior year, primarily the result of a decrease in net income of $8.7 million, being offset by lower accounts receivable and lower inventory levels at the end of 2016.

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

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.5%	67.0%	66.3%
Gross margin	29.5%	33.0%	33.7%
SG&A expense	29.1%	29.1%	28.2%
Reorganizational charge	0.4%	0.0%	0.0%
Impairment charge	1.2%	0.0%	0.0%
Income from operations	-1.2%	3.9%	5.5%

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales. Net sales decreased 3.36% to $260.3 million for 2016 compared to $269.3 million the prior year. Wholesale sales decreased $29.1 million to $176.9 million for 2016 compared to $206.1 million for 2015. The decrease in wholesale sales was primarily the result of decreases in most of our footwear and apparel categories, except for commercial military. The decreases in 2016 are primarily the result of warmer temperatures in the critical fall shipping season and weak retail store traffic that pressured demand in all of our categories. Retail sales increased to $45.9 million for 2016 compared to $45.8 million for 2015. The $0.1 million increase in retail sales resulted from increased sales in our business-to-consumer ecommerce web platforms. Military segment sales were $37.4 million for 2016 compared to $17.4 million in 2015. We bid on military contracts when they become available. Our U.S Military sales are dependent on us winning bids for contracts and the purchase orders received on these contracts. We are currently fulfilling several multiyear contracts for the U.S. military. Average list prices in 2016 for our footwear, apparel and accessories were comparable to 2015.

Gross margin. Gross margin decreased to $76.7 million or 29.5% of net sales for 2016 compared to $88.9 million or 33.0% of net sales for the prior year. Wholesale gross margin for 2016 was $53.5 million, or 30.2% of net sales, compared to $66.0 million, or 32.0% of net sales in 2015. The 180 basis point decline was largely due to lower overall average selling price due to the product mix of sales. Retail gross margin for 2016 was $21.1 million or 45.9%, compared to $20.6 million or 45.0% in 2015. The 90 basis point increase was largely due to an increase in on-line direct to consumer sales, which carry a higher margin. Military gross margin in 2016 was $2.2 million, or 5.8% of net sales, compared to $2.3 million, or 13.1% of net sales in 2015. The decrease in military margin is primarily due to additional investments needed to support the increase in military production in our Puerto Rico facility.

SG&A expenses. SG&A expenses were $75.6 million, or 29.1% of net sales in 2016 compared to $78.4 million, or 29.1% of net sales for 2015. The net decrease primarily reflected lower advertising expenses of $1.8 million and lower freight costs of $0.6 million, partially offset by an increase in bad debt expense of $1.4 million.

Reorganizational Charge. During the quarter ended September 30, 2016, we recorded $1.2 million in a reorganizational charge consisting of severance. The purpose of this reorganization was to maximize profitability, drive long-term revenue growth and maximize shareholder value.

Impairment Charge. During the quarter ended December 31, 2016, we recorded a $3.0 million non-cash impairment charge as a result of our 2016 indefinite-lived intangible test for the Creative Recreation trademark.

Interest expense. Interest expense was $0.6 million in 2016, compared to $0.7 million for the prior year. The decrease in interest expense in 2016 from the prior year was due to lower overall levels of debt.

Income taxes. Income tax benefit was $1.5 million in 2016, compared to an income tax expense of $3.1 million for the same period a year ago. The decrease in income tax expense for 2016 was due to a $13.3 million decrease in pretax income. The effective tax rate for 2016 was 40.9% compared to 31.8% for 2015. The effective tax rate for 2016 increased over 2015 as a result of a decrease in our permanent capital investment in the Dominican Republic which increased the amount of dividends we provide for U.S income taxes.

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

Gross margin. Gross margin decreased to $88.9 million or 33.0% of net sales for 2015 compared to $96.4 million or 33.7% of net sales for the prior year. Wholesale gross margin for 2015 was $66.0 million, or 32.0% of net sales, compared to $75.8 million, or 32.4% of net sales in 2014. The 40 basis point decline was largely due to lower average selling prices. Retail gross margin for 2015 was $20.6 million, or 45.0% of net sales, compared to $19.4 million, or 43.9% of net sales, in 2014. The 110 basis point increase in 2015 from the prior year was largely due to a shift in sales toward our business-to-consumer ecommerce web platforms, which carry higher margins. Military gross margin in 2015 was $2.3 million, or 13.1% of net sales, compared to $1.1 million, or 13.4% of net sales in 2014.

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

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our working capital decreased to $102.7 million at December 31, 2016, compared to $114.5 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $6.0 million for 2016 and $8.7 million in 2015. Capital expenditures for 2017 are anticipated to be approximately $3.4 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years to November 2019. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of December 31, 2016 and December 31, 2015, we had approximately $12.0 million and $17.0 million, respectively, in fixed LIBOR borrowings under the credit facility.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2016, we had $14.6 million in total borrowings under this facility and total capacity of $57.3 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At December 31, 2016, there was no triggering event and the covenant was not in effect. Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. During 2016, 2015 and 2014, we paid dividends on our common stock totaling $3,297,066 $3,252,254, and $3,017,979 respectively.

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

Based on our expected borrowings for 2017, a hypothetical 100 basis point increase in short term interest rates would result, over the subsequent twelve-month period, in a reduction of approximately $0.1 million in income before income taxes and cash flows. The estimated reductions are based upon the current level of variable debt and assume no changes in the composition of that debt.

Cash Flows

Cash Flow Summary	2016	2015	2014
($ in millions)
Cash provided by (used in):
Operating activities	$21.3	$23.2	$13.0
Investing activities	(5.8)	(8.6)	(7.4)
Financing activities	(14.4)	(15.8)	(5.2)
Net change in cash and cash equivalents	$1.1	$(1.2)	$0.4

Operating Activities. Net cash provided by operating activities totaled $21.3 million for 2016, compared to $23.2 million for 2015, and $13.0 million for 2014. The principal sources of net cash in 2016 included lower balances of accounts receivable and inventory, in addition to an increase in accounts payable. The principal sources of net cash in 2015 included lower balances of accounts receivable and inventory, which were partially offset by lower balances of accounts payable and other accrued liabilities. The principal sources of net cash in 2014 included higher net income and increases in accounts payable and other accrued liabilities, which were partially offset by higher balances of inventory and accounts receivable.

Investing Activities. Net cash used in investing activities was $5.8 million in 2016, compared to $8.6 million in 2015, and $7.4 million in 2014. The principal use of cash in 2016, 2015 and 2014 was for the purchase of molds and equipment associated with our manufacturing and distribution operations and for information technology software and system upgrades.

Financing Activities. Cash used in financing activities during 2016 was $14.4 million, compared to $15.8 million in 2015, and $5.2 million for 2014. Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity. Our financing activities during 2016 included net repayments under the revolving line of credit facility of $9.1 million. Our financing activities during 2015 included net repayments under the revolving line of credit facility of $12.6 million. Our financing activities during 2014 included net repayments under the revolving line of credit facility of $2.1 million.

Borrowings and External Sources of Funds

Our borrowings and external sources of funds were as follows at December 31, 2016 and 2015:

	December 31
($ in millions)	2016	2015
Revolving credit facility	$14.6	$23.7
Less current maturities	-	-
Net long-term debt	$14.6	$23.7

We continually evaluate our external credit arrangements in light of our growth strategy and new opportunities. In December 2014, we amended and restated our financing agreement with PNC bank to provide a $75 million credit facility. The term of the amended credit facility is five years and the interest rate is currently LIBOR plus 1.25%.

We lease certain machinery, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are $1.2 million, $0.7 million, $0.2 million, and $0.1 million for years 2017 through 2020, respectively, or approximately $2.2 million in total.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2016 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2016:

	Payments due by Year
	$ millions

		Less Than			Over 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$14.6	$-	$14.6	$-	$-
Minimum operating lease commitments	2.2	1.2	0.9	0.1	-
Expected cash requirements for interest (1)	1.5	0.5	1.0	-	-
Total contractual obligations	$18.3	$1.7	$16.5	$0.1	$-

(1) Assumes a 3.5% interest rate, which is the highest rate possible as of December 31, 2016 on the $75 million revolving credit facility.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2016, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits. Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions. We were able to mitigate the effects of inflation during 2016, 2015, and 2014 due to these factors. It is anticipated that any inflationary pressures during 2017 could be offset through possible price increases.

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

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience, based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made. Sales returns and allowances for sales returns were approximately 3.8% of sales for 2016 and 3.5% of sales for 2015.

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

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. At December 31, 2016, approximately $19.2 million of undistributed earnings remains that would become taxable upon repatriation to the United States.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718). Some share-based payment awards that require a specific performance target to be achieved before the employee can benefit from the award, also require an employee to render service until the performance target is achieved. In some cases, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be entitled to benefit from the award regardless of whether the employee is rendering service on the date the performance target is achieved. Some entities account for those performance targets as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value. Others treat them as non-vesting conditions that affect the grant-date fair value of the award. The amendments apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The update is effective for public entities for annual reporting periods beginning after December 15, 2015. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

Accounting standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14. The amendments in this update defer the effective date of Update 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method but plan to select a transition method no later than the fourth quarter of our fiscal 2017. We are currently assessing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures.

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

The following item is market rate sensitive for interest rates for the Company: long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2016 of $14.6 million.

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

We do not have any interest rate management agreements as of December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2016, 2015 and 2014, together with the report of the independent registered public accounting firm thereon appear on pages F-1 through F-25 hereof and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer/interim principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer/interim principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 8, 2017 expressed an unqualified opinion.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 8, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” INFORMATION CONCERNING EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 17, 2017, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)	The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-2 - F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015, and 2014	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	F-6

Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015, and 2014	F-7 - F-25

(2)	The following financial statement schedule for the years ended December 31, 2016, 2015, and 2014 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

Schedule II -- Consolidated Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.2	Amendment to Company’s Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.3	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the “Registration Statement”)).

4.1	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).

4.4	Amended and Restated Rights Agreement dated as of June 7, 2012, by and between the Company and the Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2012).

4.5	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of June 7, 2012, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 19, 2015).

10.1	Indemnification Agreement, dated December 12, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.2	Information concerning Indemnification Agreements substantially similar to Exhibit 10.3 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.3	Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.4	Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5	Company’s 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, held on May 7, 2015, filed on April 7, 2014).

10.6	Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.7	Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8	Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.9	Form of Restricted Stock Award Agreement relating to the Retainer Shares issued under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 7, 2005).

10.10	Amended and Restated Revolving Credit, Term Loan, Guaranty, and Security Agreement dated as of December 19, 2014 among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, Rocky Brands Canada, Inc., Creative Recreation, LLC, Creative Recreation Retail, LLC, Creative Recreation International, LLC, the lenders party thereto, and PNC Bank, National Association, as agent for lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2014, filed with the Securities and Exchange Commission on December 23, 2014).

10.11	Company’s Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders).

10.12	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.13	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.14	Employment Agreement, effective as of January 2, 2014, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.15	Employment Agreement, effective as of January 2, 2014, between the Company and David Sharp (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.16	Employment Agreement, effective as of January 2, 2014, between the Company and James E. McDonald (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.17	Employment Agreement, effective as of January 2, 2014, between the Company and Gary Adam (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.18	Employment Agreement, effective as of January 2, 2014, between the Company and Jason Brooks (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.19	Employment Agreement, effective as of January 2, 2014, between the Company and Richard Simms (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.20	Form of Option Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.21	Form of Restricted Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.22	Form of Performance Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.23	Amendment No. 1 to Amended and Restated Revolving Credit, Term Loan, Guaranty, and Security Agreement dated as of December 19, 2014 among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, Rocky Brands Canada, Inc., Creative Recreation, LLC, Creative Recreation Retail, LLC, Creative Recreation International, LLC, the lenders party thereto, and PNC Bank, National Association, as agent for lenders (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31*	Rule 13a-14(a) Certification of Principal Executive Officer/Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

99*	Financial Statement Schedule.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: March 8, 2017	By:	/s/ Mike Brooks
Mike Brooks, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mike Brooks	Chief Executive Officer, Chairman	March 8, 2017
Mike Brooks	Director (Principal Executive Officer and Principal Financial Officer)

* Curtis A. Loveland	Secretary and Director	March 8, 2017
Curtis A. Loveland

* Glenn E. Corlett	Director	March 8, 2017
Glenn E. Corlett

* Michael L. Finn	Director	March 8, 2017
Michael L. Finn

* G. Courtney Haning	Director	March 8, 2017
G. Courtney Haning

* Harley E. Rouda	Director	March 8, 2017
Harley E. Rouda

* James L. Stewart	Director	March 8, 2017
James L. Stewart

By: /s/ Mike Brooks
Mike Brooks, Attorney-in-Fact

ROCKY BRANDS, INC.
AND Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, 2015 and 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2017 expressed an unqualified opinion

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 8, 2017

F - 1

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

CURRENT ASSETS:
Cash and cash equivalents	$4,480,505	$3,407,140
Trade receivables – net	40,844,583	44,549,207
Other receivables	688,251	583,479
Inventories	69,168,442	76,991,059
Income tax receivable	1,243,678	128,699
Deferred income taxes	1,633,353	1,031,818
Prepaid expenses	2,354,107	2,530,517
Total current assets	120,412,919	129,221,919

FIXED ASSETS – net	26,511,493	27,836,527

IDENTIFIED INTANGIBLES	33,415,694	36,547,873

OTHER ASSETS	232,509	258,812

TOTAL ASSETS	$180,572,615	$193,865,131

See notes to consolidated financial statements

F - 2

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

CURRENT LIABILITIES:
Accounts payable	$11,589,040	$9,118,555
Accrued expenses:
Salaries and wages	949,894	442,259
Taxes - other	842,325	533,220
Accrued freight	534,070	427,412
Commissions	446,703	378,191
Accrued duty	1,980,598	2,301,449
Other	1,377,281	1,547,130
Total current liabilities	17,719,911	14,748,216

LONG TERM DEBT	14,584,008	23,700,089

DEFERRED LIABILITIES:
Deferred income taxes	12,999,153	13,000,609
Other deferred liabilities	176,219	295,676

TOTAL LIABILITIES	45,479,291	51,744,590

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Series A, no par value, $.06 stated value; none outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; outstanding; 2016 - 7,421,455 and 2015 - 7,567,271; and additional paid-in capital	69,291,637	70,882,392
Retained earnings	65,801,687	71,238,149

Total shareholders' equity	135,093,324	142,120,541

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$180,572,615	$193,865,131

See notes to consolidated financial statements.

F - 3

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014

NET SALES	$260,258,584	$269,302,023	$286,242,169

COST OF GOODS SOLD	183,528,494	180,410,184	189,881,444

GROSS MARGIN	76,730,090	88,891,839	96,360,725

OPERATING EXPENSES
Selling, general and administrative expenses	75,631,490	78,402,079	80,597,934
Reorganizational charge	1,159,527	-	-
Impairment charge	3,000,000	-	-
Total operating expenses	79,791,017	78,402,079	80,597,934

INCOME (LOSS) FROM OPERATIONS	(3,060,927)	10,489,760	15,762,791

OTHER INCOME AND (EXPENSES):
Interest expense	(616,567)	(696,827)	(943,154)
Other - net	59,020	(105,433)	(78,455)
Total other - net	(557,547)	(802,260)	(1,021,609)

INCOME (LOSS) BEFORE INCOME TAXES	(3,618,474)	9,687,500	14,741,182

INCOME TAX EXPENSE (BENEFIT)	(1,479,078)	3,084,343	4,895,884

COMPREHENSIVE INCOME (LOSS)	$(2,139,396)	$6,603,157	$9,845,298

NET INCOME (LOSS) PER SHARE
Basic	$(0.29)	$0.87	$1.30
Diluted	$(0.29)	$0.87	$1.30

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	7,505,219	7,563,205	7,544,936

Diluted	7,505,219	7,574,172	7,547,781

See notes to consolidated financial statements

F - 4

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE - December 31, 2013	7,536,448	$70,153,570	$-	$61,059,927	$131,213,497

YEAR ENDED DECEMBER 31, 2014
Comprehensive income				9,845,298	9,845,298
Dividends paid on common stock				(3,017,979)	(3,017,979)
Stock compensation expense	13,678	307,102			307,102

BALANCE - December 31, 2014	7,550,126	$70,460,672	$-	$67,887,246	$138,347,918

YEAR ENDED DECEMBER 31, 2015
Comprehensive loss				6,603,157	6,603,157
Dividends paid on common stock				(3,252,254)	(3,252,254)
Stock issued and options exercised including related tax benefits	600	8,742			8,742
Stock compensation expense	16,545	412,978			412,978

BALANCE - December 31, 2015	7,567,271	$70,882,392	$-	$71,238,149	$142,120,541

YEAR ENDED DECEMBER 31, 2016
Comprehensive income				(2,139,396)	(2,139,396)
Dividends paid on common stock				(3,297,066)	(3,297,066)
Repurchase of common stock	(175,632)	(1,950,114)			(1,950,114)
Stock compensation expense	29,816	359,359			359,359

BALANCE - December 31, 2016	7,421,455	$69,291,637	$-	$65,801,687	$135,093,324

See notes to consolidated financial statements.

F - 5

ROCKY BRANDS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(2,139,396)	$6,603,157	$9,845,298
Adjustments to reconcile net income (Loss) to net cash provided by operating activities:
Depreciation and amortization	7,720,836	7,188,123	6,941,905
Deferred income taxes	(602,991)	332,650	989,473
Loss on disposal of fixed assets	47,712	19,500	138,056
Reorganizational charge	486,496	-	-
Impairment charge	3,000,000	-	-
Stock compensation expense	359,359	412,978	307,102
Change in assets and liabilities:
Receivables	3,273,852	11,150,897	(6,888,027)
Inventories	7,822,617	8,245,983	(7,065,372)
Income tax receivable	(1,114,979)	(128,699)	242,228
Other current assets	176,410	22,925	(24,035)
Other assets	26,303	40,678	109,208
Accounts payable	2,346,865	(6,004,991)	4,004,111
Accrued and other liabilities	(104,743)	(4,640,636)	4,380,101
Net cash provided by operating activities	21,298,341	23,242,565	12,980,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,906,479)	(8,654,642)	(7,442,086)
Proceeds from sales of fixed assets	44,764	17,495	63,012
Investment in trademarks and patents	-	(1,176)	(9,446)
Net cash used in investing activities	(5,861,715)	(8,638,323)	(7,388,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	71,255,424	68,423,672	75,190,968
Repayments on revolving credit facility	(80,371,505)	(80,993,956)	(77,308,793)
Debt financing costs	-	-	(54,647)
Proceeds from stock options	-	8,742	-
Repurchase of common stock	(1,950,114)	-	-
Dividends paid on common stock	(3,297,066)	(3,252,254)	(3,017,979)
Net cash used in financing activities	(14,363,261)	(15,813,796)	(5,190,451)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,073,365	(1,209,554)	401,077

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,407,140	4,616,694	4,215,617

END OF PERIOD	$4,480,505	$3,407,140	$4,616,694

See notes to consolidated financial statements

F - 6

ROCKY BRANDS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Rocky Brands, Inc. (“Rocky”) and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. (“Lifestyle”), Five Star Enterprises Ltd. (“Five Star”), Rocky Brands Canada, Inc. (“Rocky Canada”), Rocky Brands US, LLC, Rocky Brands International, LLC, Lehigh Outfitters, LLC, collectively referred to as the “Company.” All inter-company transactions have been eliminated.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,041,000 and $820,000 at December 31, 2016 and 2015, respectively. The allowance for uncollectible accounts is calculated based on the relative age and status of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

F - 7

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of trade receivables - net as of December 31, 2016 and 2015. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $8,079,000, $9,869,000, and $8,623,000 for 2016, 2015 and 2014, respectively.

F - 8

Revenue Recognition - Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers. Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends. Net sales include royalty income from licensing our brands.

Shipping Costs - In accordance with the accounting standard for revenue recognition, all shipping costs billed to customers have been included in net sales. All outbound shipping costs to customers has been included in selling, general and administrative costs and totaled approximately $7,851,000 $8,500,000, and $9,254,000 in 2016, 2015 and 2014, respectively.

Per Share Information - Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the dilutive effect of stock options. A reconciliation of the shares used in the basic and diluted income per share computations is as follows:

	Years Ended December 31,
	2016	2015	2014
Basic - weighted average shares outstanding	7,505,219	7,563,205	7,544,936

Dilutive restricted share units	-	9,987	2,845
Dilutive stock options	-	980	-

Diluted - weighted average shares outstanding	7,505,219	7,574,172	7,547,781

Anti-Dilutive securities	97,894	84,210	43,029

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

F - 9

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

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718). Some share-based payment awards that require a specific performance target to be achieved before the employee can benefit from the award, also require an employee to render service until the performance target is achieved. In some cases, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be entitled to benefit from the award regardless of whether the employee is rendering service on the date the performance target is achieved. Some entities account for those performance targets as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value. Others treat them as non-vesting conditions that affect the grant-date fair value of the award. The amendments apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The update is effective for public entities for annual reporting periods beginning after December 15, 2015. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

F - 10

Accounting standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14. The amendments in this update defer the effective date of Update 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method but plan to select a transition method no later than the fourth quarter of 2017. We are currently assessing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures.

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

2.	INVENTORIES

Inventories are comprised of the following:

	December 31,
	2016	2015

Raw materials	$14,260,416	$12,494,980
Work-in-process	751,519	1,155,837
Finished goods	54,156,507	63,340,242

Total	$69,168,442	$76,991,059

F - 13

3.	FIXED ASSETS

Fixed assets are comprised of the following:

	December 31,
	2016	2015

Land	$671,035	$671,035
Buildings	20,606,826	19,247,770
Machinery and equipment	45,124,554	40,611,815
Furniture and fixtures	2,849,091	2,722,751
Lasts, dies and patterns	15,593,484	13,811,676
Construction work-in-progress	464,345	3,161,533

Total	85,309,335	80,226,580

Less - accumulated depreciation	(58,797,842)	(52,390,053)

Net Fixed Assets	$26,511,493	$27,836,527

We incurred approximately $7,589,000, $7,053,000, and $6,807,000 in depreciation expense for 2016, 2015 and 2014, respectively.

4.	IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
December 31, 2016	Amount	Amortization	Amount
Trademarks
Wholesale	$29,343,578	$-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,376,694	218,783
Customer Relationships	2,200,000	1,246,667	953,333
Total Intangibles	$37,039,055	$3,623,361	$33,415,694

	Gross	Accumulated	Carrying
December 31, 2015	Amount	Amortization	Amount
Trademarks
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,324,515	270,962
Customer Relationships	2,200,000	1,166,667	1,033,333
Total Intangibles	$40,039,055	$3,491,182	$36,547,873

Amortization expense related to finite-lived intangible assets was approximately $132,000, $135,000, and $135,000 in 2016, 2015 and 2014, respectively. Such amortization expense will be approximately $116,000 per year for 2017 through 2021.

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

F - 14

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

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. The results of our 2016 indefinite-lived intangible impairment test for the Creative Recreation trademark indicated a carrying value in excess of the fair value based on the Company’s outlook for future operating results. Accordingly, we recorded a $3,000,000 non-cash impairment charge for the Creative Recreation trademark in the fourth quarter of 2016. The carrying value of the Creative Recreation trademark indefinite-lived intangible assets was $2.1 million, as of December 31, 2016. We did not recognize any impairment charges during 2015 or 2014 for intangible assets, as the annual impairment testing indicated that all reporting unit intangible asset fair values exceeded their respective carrying values.

5.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2016	2015

Deferred financing costs, net	$89,662	$120,403
Other	142,847	138,409
Total	$232,509	$258,812

6.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of December 31, 2016 and December 31, 2015, we had approximately $12.0 million and $17.0 million, respectively, in fixed LIBOR borrowings under the credit facility.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2016, we had $14.6 million in borrowings under this facility and total capacity of $57.3 million.

F - 15

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At December 31, 2016, there was no triggering event and the covenant was not in effect. Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. During 2016, 2015 and 2014, we paid dividends on our common stock totaling $3,297,066, $3,252,254, and $3,017,979, respectively.

Our amended and restated revolving credit facility matures in November 2019. We have no other long-term debt maturities.

7.	OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options. We incurred approximately $1,279,000, $1,335,000, and $1,324,000 in rent expense under operating lease arrangements for 2016, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ended December 31:

2017	$1,208,051
2018	712,690
2019	200,963
2020	78,383
2021	9,100
Total	$2,209,187

8.	RETIREMENT PLANS

We sponsor a 401(k) savings plan for substantially all of our employees. We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee. This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees. Our contributions to the 401(k) plan were approximately $0.9 million in 2016, $1.0 million in 2015 and $1.0 million in 2014.

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

F - 16

A breakdown of our income tax expense is as follows:

	Years Ended December 31,
	2016	2015	2014
Federal:
Current	$(1,192,764)	$2,656,870	$3,656,356
Deferred	(296,045)	287,755	848,666
Total Federal	(1,488,809)	2,944,625	4,505,022

State & local:
Current	151,728	81,433	203,144
Deferred	(349,284)	86,863	140,552
Total State & local	(197,556)	168,296	343,696

Foreign
Current	164,950	13,391	46,911
Deferred	42,337	(41,969)	255
Total Foreign	207,287	(28,578)	47,166

Total	$(1,479,078)	$3,084,343	$4,895,884

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2016	2015	2014
Expected expense at statutory rate	$(1,270,003)	$3,404,159	$5,147,234

Increase (decrease) in income taxes resulting from:

Exempt income from Dominican Republic operations due to tax holiday	(2,367,810)	(2,816,963)	(3,477,301)
Tax on repatriated earnings from Dominican Republic operations	2,050,314	2,556,940	3,090,036
Impact of Canadian deemed dividend	7,353	-	12,703
State and local income taxes	(99,699)	67,886	284,838
Section 199 manufacturing deduction	-	(194,498)	(135,690)
Meals and entertainment	100,288	98,082	91,475
Nondeductible penalties	3,847	5,998	1,563
Provision to return filing adjustments and other	96,632	(37,261)	(118,974)
Total	$(1,479,078)	$3,084,343	$4,895,884

F - 17

Deferred income taxes recorded in the consolidated balance sheets at December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015
Deferred tax assets:
Asset valuation allowances and accrued expenses	$242,916	$510,798
Inventories	491,371	563,815
State and local income taxes	302,929	425,179
Pension and deferred compensation	63,214	72,004
Net operating losses	736,519	650,620
Total deferred tax assets	1,836,949	2,222,416
Valuation allowances	(471,159)	(569,459)
Total deferred tax assets	1,365,790	1,652,957

Deferred tax liabilities:
Fixed assets	(1,676,813)	(1,655,838)
Intangible assets	(10,337,533)	(11,185,988)
Other assets	(337,972)	(400,651)
Tollgate tax on Lifestyle earnings	(379,271)	(379,271)
Total deferred tax liabilities	(12,731,589)	(13,621,748)

Net deferred tax liability	$(11,365,800)	$(11,968,791)

Deferred income taxes - current	$1,633,353	$1,031,818
Deferred income taxes - non-current	(12,999,153)	(13,000,609)
	$(11,365,800)	$(11,968,791)

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

As of December 31, 2016, we had approximately $19,205,000 of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. If the Five Star undistributed earnings were distributed to the Company in the form of dividends, the related taxes on such distributions would be approximately $6,722,000.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2013. State jurisdictions that remain subject to examination range from 2012 to 2016. Foreign jurisdiction (Canada and Puerto Rico) tax returns that remain subject to examination range from 2011 to 2016.

F - 18

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2016 no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

During the third quarter of 2016, we implemented initiatives to reorganize the company to maximize profitability, drive long-term revenue growth and maximize shareholder value. The costs related to this reorganization are recorded to “Reorganizational Charge” in our consolidated statements of comprehensive income. During the year ended December 31, 2016, costs of approximately $1,160,000 were recognized related to these initiatives, which consisted of severance costs. As of December 31, 2016, we had approximately $486,000 in accrued reorganization charges recorded to “Accrued expenses – Salaries and wages” in our condensed consolidated balance sheet relating to future severance payments. We do not expect to incur additional costs related to our reorganization efforts.

11.	CAPITAL STOCK AND STOCK BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of December 31, 2016, we were authorized to issue 272,723 shares under this plan.

Service Based Restricted Stock

In the first quarter of 2016, we issued 30,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at an average fair value of $11.56 per unit, which was the closing price of our stock on the last trading date prior to the grant date. Also in the first quarter of 2016, we issued an additional 2,000 restricted stock units to a member of management. These units vest the same as the first issuance. We valued the units at an average fair value of $10.29 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In the first quarter of 2015, we issued 28,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over the next four years. We valued the units at a fair value of $13.42 per unit, which was the closing price of our stock on the last trading date prior to the grant date. In August 2015, we issued 2,000 restricted stock units to a member of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest on the same basis as the restricted stock units issued in the first quarter of 2015. We valued the units at a fair value of $18.15 per unit, which was the closing price of our stock on the last trading date prior to the grant date. For the years ended December 31, 2016 and 2015, we recorded expense of $127,349 and $183,150, respectively, related to these restricted stock units.

F - 19

Performance Based Restricted Stock

In the first quarter of 2016, we made available up to 43,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2017. For the year ended 2016, we did not record any expense related to these performance units as it is uncertain if we will reach the performance goals.

In 2015, we made available up to 34,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units were to be issued upon achieving certain established EPS goals at the end of fiscal year 2016. For the years ended 2016 and 2015, we did not record any expense related to these restricted stock units as the performance goals were not achieved.

Stock Options

In the first quarter of 2016, we issued 30,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $11.56 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $3.41 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 42.32%, a risk free interest rate of 2.06%, a dividend yield of 3.81% and an initial employee forfeiture rate of 7.7%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. Also in the first quarter of 2016, we issued an additional 2,000 stock options to a member of our management. These units vest the same as the first issuance. The options are exercisable at $10.29 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $2.84 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 42.32%, a risk free interest rate of 1.88%, a dividend yield of 4.30% and an initial employee forfeiture rate of 7.7%. In the first quarter of 2015, we issued 28,000 stock options to certain members of our management. These stock options vest in increments of 20% per year from the grant date. The options are exercisable at $13.42 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $4.70 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 46.20%, a risk free interest rate of 1.92%, a dividend yield of 2.99% and an initial employee forfeiture rate of 3.8%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. For the years ended 2016 and 2015, we recorded expense of $35,100 and $54,828, respectively, related to these stock options.

F - 20

For the above issuances under the plan, we expect to recognize expense in the years 2017 through 2020 as follows:

2017	$142,336
2018	106,068
2019	58,474
2020	8,918
Total	$315,796

The following summarizes stock option transactions from January 1, 2015 through December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	23,000	$14.57
Issued	30,000	$13.74
Exercised	(600)	$14.57
Forfeited	(800)	$14.57
Options outstanding at December 31, 2015	51,600	$14.57	8.6	$-

Options exercisable at:
January 1, 2015	-	$-		$-
December 31, 2015	4,000	$14.57	8.0

Unvested options at December 31, 2015	47,600	$14.04	8.6	$-

Options outstanding at January 1, 2016	51,600	$14.57
Issued	32,000	$11.48
Exercised	-	$-
Forfeited	(41,350)	$13.33
Options outstanding at December 31, 2016	42,250	$12.85	8.8	$-

Options exercisable at:
January 1, 2016	4,000	$14.57		$-
December 31, 2016	6,900	$14.10	8.4	$-
Unvested options at December 31, 2016	35,350	$12.60	8.8	$-

During the years ended December 31, 2016 and 2015, a total of 32,000 and 30,000, respectively, were issued with an intrinsic value of zero for all years. During the year ended December 31, 2016, no options were exercised. During the year ended December 31, 2016, a total of 41,350 options were forfeited with a fair value of $192,218. A total of 4,850 options vested during the year ended December 31, 2016 with a fair value of $25,337. At December 31, 2016 and 2015, a total of 35,350 and 47,600 options were unvested with a fair value of $149,411 and $248,004.

F - 21

During the year ended December 31, 2016, we issued 14,568 shares of common stock to members of our Board of Directors. We recorded compensation expense of $168,000, which was the fair market value of the shares on the grant dates. The shares are fully vested.

The Company has authorized 250,000 shares of voting preferred stock without par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock without par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2016 and 2015, respectively.

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

Repurchase of Common Stock

In February 2016, our Board of Directors authorized the repurchase of up to $7,500,000 of common shares outstanding in open market or privately negotiated transactions over the next 12 months. Purchases of stock under this program were funded with borrowings from our amended and restated revolving credit facility. For the year ended December 31, 2016, there were 175,632 shares repurchased and retired, for $1,950,114. As of December 31, 2016, we have $5,549,886 of availability remaining under the February 2016 authorization.

Subsequent to year end, our Board of Directors authorized the repurchase of up to $7,500,000 of common shares outstanding in open market or privately negotiated transactions over a 12 month period beginning in March of 2017.

F - 22

12.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information including other cash paid for interest and Federal, state and local income taxes was as follows:

	Years Ended December 31,
	2016	2015	2014
Interest paid	$606,697	$724,651	$856,578

Federal, state and local income taxes paid - net of refunds	$339,625	$5,568,581	$972,645

Fixed asset purchases in accounts payable	$216,523	$92,903	$85,488

13.	SEGMENT INFORMATION

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

We are currently fulfilling several multiyear contracts for the U.S. military. Total sales to the U.S. military represented 14.4%, 6.5% and 2.8% of total net sales for the years ending December 31, 2016, 2015 and 2014, respectively.

F - 23

The following is a summary of segment results for the Wholesale, Retail, and Military segments. Certain amounts from prior year have been reclassified to conform to current year presentation.

	Years Ended December 31,
	2016	2015	2014
NET SALES:
Wholesale	$176,937,595	$206,072,657	$233,898,250
Retail	45,933,811	45,808,705	44,347,775
Military	37,387,178	17,420,661	7,996,144
Total Net Sales	$260,258,584	$269,302,023	$286,242,169

GROSS MARGIN:
Wholesale	$53,497,843	$65,979,792	$75,840,977
Retail	21,077,597	20,621,884	19,449,609
Military	2,154,650	2,290,163	1,070,139
Total Gross Margin	$76,730,090	$88,891,839	$96,360,725

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group:

	2016	% of Sales	2015	% of Sales	2014	% of Sales
Work footwear	$111,156,688	42.7%	$120,422,188	44.7%	$131,510,217	45.9%
Western footwear	38,970,631	15.0%	43,435,734	16.1%	45,475,880	15.9%
Duty and commercial military footwear	37,081,857	14.2%	33,341,424	12.4%	38,174,738	13.3%
Lifestyle footwear	15,571,965	6.0%	23,370,822	8.7%	25,823,220	9.0%
Outdoor footwear	13,318,525	5.1%	20,688,005	7.7%	24,606,151	8.6%
Military footwear	37,387,178	14.4%	17,420,661	6.5%	7,996,144	2.8%
Apparel	2,861,071	1.1%	5,662,277	2.1%	7,471,005	2.6%
Other	3,464,667	1.3%	4,155,137	1.5%	4,100,128	1.4%
Royalty income	446,002	0.2%	805,775	0.3%	1,084,686	0.4%
	$260,258,584	100%	$269,302,023	100%	$286,242,169	100%

Net sales to foreign countries, primarily Canada, represented approximately 2.8% of net sales in 2016, 4.8% of net sales in 2015 and 6.3% of net sales in 2014.

F - 24

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2016
Net sales	$57,529,945	$62,560,094	$73,218,247	$66,950,298	$260,258,584
Gross margin	18,910,892	16,263,260	19,765,760	21,790,178	76,730,090
Net (loss) income	(191,450)	(1,759,329)	445,629	(634,246)	(2,139,396)
Dividends paid	834,228	822,913	823,564	816,361	3,297,066

Net (loss) income per common share:
Basic	$(0.03)	$(0.23)	$0.06	$(0.09)	$(0.29)
Diluted	$(0.03)	$(0.23)	$0.06	$(0.09)	$(0.29)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2015
Net sales	$65,451,303	$68,583,196	$70,001,496	$65,266,028	$269,302,023
Gross margin	21,971,310	22,648,633	22,117,477	22,154,419	88,891,839
Net income	1,413,947	2,002,673	1,803,667	1,382,870	6,603,157
Dividends paid	755,953	831,827	832,073	832,401	3,252,254

Net income per common share:
Basic	$0.19	$0.26	$0.24	$0.18	$0.87
Diluted	$0.19	$0.26	$0.24	$0.18	$0.87

15. COMMITMENTS AND CONTINGENCIES

We are, from time to time, a party to litigation which arises in the normal course of business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of such proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.

F - 25