Form 10-Q
period 2017-03-31
ROCKY BRANDS, INC.
filed 2017-05-05
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐	Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of April 26, 2017, 7,440,301 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016	March 31, 2016
	(Unaudited)		(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,693,078	$4,480,505	$3,716,716
Trade receivables – net	39,131,277	40,844,583	38,253,999
Other receivables	768,729	688,251	597,343
Inventories – net	68,819,390	69,168,442	84,502,529
Income tax receivable	510,223	1,243,678	1,214,755
Prepaid expenses	2,619,898	2,354,107	3,073,814
Total current assets	114,542,595	118,779,566	131,359,156

FIXED ASSETS – net	25,633,199	26,511,493	28,103,995
IDENTIFIED INTANGIBLES	33,383,261	33,415,694	36,514,458
OTHER ASSETS	225,670	232,509	253,621
TOTAL ASSETS	$173,784,725	$178,939,262	$196,231,230

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$14,620,330	$11,589,040	$15,044,942
Accrued expenses:
Salaries and wages	1,741,222	949,894	1,050,831
Taxes - other	692,267	842,325	462,277
Accrued freight	407,428	534,070	371,196
Commissions	401,663	446,703	345,825
Accrued duty	1,994,870	1,980,598	2,365,462
Other	1,302,558	1,377,281	1,490,356
Total current liabilities	21,160,338	17,719,911	21,130,889

LONG TERM DEBT	5,240,000	14,584,008	21,649,319
DEFERRED INCOME TAXES	11,365,800	11,365,800	11,968,791
DEFERRED LIABILITIES	176,219	176,219	265,262
TOTAL LIABILITIES	37,942,357	43,845,938	55,014,261

SHAREHOLDERS' EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding March 31, 2017 - 7,435,467; December 31, 2016 - 7,421,455 and March 31, 2016 - 7,583,901	69,362,641	69,291,637	71,004,499
Retained earnings	66,479,727	65,801,687	70,212,470
Total shareholders' equity	135,842,368	135,093,324	141,216,969
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,784,725	$178,939,262	$196,231,230

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
NET SALES	$63,072,954	$57,529,945

COST OF GOODS SOLD	43,324,874	38,619,053

GROSS MARGIN	19,748,080	18,910,892

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	17,381,909	19,131,894

INCOME (LOSS) FROM OPERATIONS	2,366,171	(221,002)

OTHER INCOME AND (EXPENSES):
Interest expense, net	(90,393)	(135,976)
Other – net	(9,837)	67,528
Total other - net	(100,230)	(68,448)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	2,265,941	(289,450)

INCOME TAX EXPENSE (BENEFIT)	770,000	(98,000)

COMPREHENSIVE INCOME (LOSS)	$1,495,941	$(191,450)

NET INCOME (LOSS) PER SHARE
Basic	$0.20	$(0.03)
Diluted	$0.20	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,435,000	7,583,170
Diluted	7,436,788	7,583,170

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,495,941	$(191,450)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,857,590	1,905,604
Gain (Loss) on disposal of fixed assets	21,552	(16,053)
Stock compensation expense	71,004	122,107
Change in assets and liabilities
Receivables	2,366,282	6,281,344
Inventories	349,052	(7,511,470)
Other current assets	(265,791)	(1,629,353)
Other assets	6,839	5,191
Accounts payable	2,922,946	5,870,933
Accrued and other liabilities	409,138	425,872

Net cash provided by operating activities	9,234,553	5,262,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(866,152)	(2,086,650)
Proceeds from sale of fixed assets	6,081	18,500

Net cash used in investing activities	(860,071)	(2,068,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	12,563,546	20,875,394
Repayments of revolving credit facility	(21,907,554)	(22,926,164)
Dividends paid on common stock	(817,901)	(834,229)

Net cash used in financing activities	(10,161,909)	(2,884,999)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,787,427)	309,576

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	4,480,505	3,407,140

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,693,078	$3,716,716

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

1.	INTERIM FINANCIAL REPORTING

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,396,000, $1,041,000 and $833,000 at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The allowance for uncollectible accounts is calculated based on the relative age and size of trade receivable balances. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories, net of reserves, are comprised of the following:

	March 31,	December 31,	March 31,
	2017	2016	2016
	(Unaudited)		(Unaudited)

Raw materials	$13,672,167	$14,260,416	$17,543,577
Work-in-process	1,011,788	751,519	920,773
Finished goods	54,135,435	54,156,507	66,038,179

Total	$68,819,390	$69,168,442	$84,502,529

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2017	2016

Interest	$99,546	$117,947

Federal, state and local income taxes,
net of refunds	$36,499	$988,056

Fixed asset purchases in accounts payable	$108,345	$148,357

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2017 and 2016 is as follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
Weighted average
shares outstanding	7,435,000	7,583,170

Dilutive restricted share units	1,764	-
Dilutive stock options	24	-

Dilutive weighted average
shares outstanding	7,436,788	7,583,170

Weighted average shares that were antidilutive and therefore not included in the calculation of earnings per share were 83,537 and 142,518 for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2016, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss.

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). Currently, there is no guidance in accounting principles generally accepted in the United States (U.S. GAAP) about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The update is effective for public entities for annual reporting periods beginning after December 15, 2016. The Company has adopted this ASU in the first quarter of 2017, which did not have an effect on the condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). The amendments in this Update require an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted this ASU in the first quarter of 2017, which did not have an effect on the condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this update simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-17 effective January 2017 and applied the amendments retrospectively to maintain comparability of its consolidated balance sheets. The change in accounting standard has been applied retrospectively by adjusting the consolidated balance sheets for the prior periods presented.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this update were issued as part of the FASB’s initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in this update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted this ASU in the first quarter of 2017, which did not have a material effect on the condensed consolidated financial statements. Upon adoption, The Company has elected to continue incorporating an estimate for forfeitures for share-based compensation with a service condition.

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

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. Federal tax examinations for years before 2013. In 2014, we were subjected to an IRS examination of our consolidated U.S. Federal return for the year 2011. There were no adjustments to our return as a result of that examination. State jurisdictions that remain subject to examination range from 2012 to 2016. Foreign jurisdiction tax returns that remain subject to examination range from 2011 to 2016 for Canada and from 2011 to 2016 for Puerto Rico. We do not believe we have any uncertain tax positions.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of March 31, 2017, no such expenses were recognized during the quarter.

We provided for income taxes at an estimated effective tax rate of 34.0% and 33.9% for the three months ended March 31, 2017 and 2016, respectively.

8.	INTANGIBLE ASSETS

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2017 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$29,343,578	$-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,389,127	206,350
Customer relationships	2,200,000	1,266,667	933,333
Total Identified Intangibles	$37,039,055	$3,655,794	$33,383,261

	Gross	Accumulated	Carrying
December 31, 2016	Amount	Amortization	Amount
Trademarks:
Wholesale	$29,343,578	$-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,376,694	218,783
Customer relationships	2,200,000	1,246,667	953,333
Total Identified Intangibles	$37,039,055	$3,623,361	$33,415,694

	Gross	Accumulated	Carrying
March 31, 2016 (unaudited)	Amount	Amortization	Amount
Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,337,930	257,547
Customer relationships	2,200,000	1,186,667	1,013,333
Total Identified Intangibles	$40,039,055	$3,524,597	$36,514,458

Amortization expense for intangible assets was $32,433 and $33,415 for the three months ended March 31, 2017 and 2016, respectively.  The weighted average amortization period for patents and customer relationships are 6 years.

Estimate of Aggregate Amortization Expense for the years ending December 31,:

2018	$121,468
2019	113,484
2020	110,578
2021	105,556
2022	101,969

9.	CAPITAL STOCK

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of March 31, 2017, we were authorized to issue 269,087 shares under this plan.

Service Based Restricted Stock

In the first quarter of 2016, we issued 30,000 restricted stock units to certain members of our management that will be settled in one share of common stock of the company per unit. These restricted stock units vest in increments of 25% per year over four years, commencing at the date of award. We valued the units at a fair value of $11.56 per unit, which was the closing price of our stock on the last trading date prior to the grant date. There were no issuances of restricted stock units in 2017. For the three months ended March 31, 2017 and 2016, we recorded expense of $18,426 and $62,691, respectively, related to restricted stock units.

Performance Based Restricted Stock

In the first quarter of 2016, we made available up to 43,000 performance based restricted stock units to certain members of our management. Shares underlying the performance based restricted stock units will be issued upon achieving certain established EPS goals at the end of fiscal year 2017. There were no issuances of performance based restricted stock units in 2017. For the three months ended March 31, 2017 and 2016, we did not record any expense related to these performance based restricted stock units as it is uncertain if we will reach the performance goals.

Stock Options

In the first quarter of 2017, we issued 43,500 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $11.55 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $2.85 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of 6.5 years, historical volatility of 35.24%, a risk free interest rate of 2.26%, a dividend yield of 3.78% and an initial employee forfeiture rate of 7.7%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. Also in the first quarter of 2017, we issued an additional 11,500 stock options to a member of our management. These units vest the same as the first issuance. The options are exercisable at $10.35 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $2.45 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculation consists of an expected life of 6.5 years, historical volatility of 35.26%, a risk free interest rate of 2.43%, a dividend yield of 4.19% and an initial employee forfeiture rate of 7.7%. In the first quarter of 2016, we issued 30,000 stock options to certain members of our management. These stock options vest in increments of 20% per year over the next five years. The options are exercisable at $11.56 per option, which was the closing price of our stock on the last trading date prior to the grant date. We have determined the fair value of the options to be $3.41 per option using the Black Scholes calculation. The significant assumptions utilized for the Black Scholes calculation consists of an expected life of 6.5 years, historical volatility of 42.32%, a risk-free interest rate of 2.06%, a dividend yield of 3.81% and an initial employee forfeiture rate of 7.7%. Our expected life estimate is based on the sum of the vesting terms divided by the number of vesting tranches. For the three months ended March 31, 2017 and 2016, we recorded expense of $29,004 and $17,417, respectively, related to stock option issuances.

The following summarizes stock option transactions from January 1, 2017 through March 31, 2017:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2017	42,250	$12.85
Issued	55,000	$11.30
Exercised	-	$-
Forfeited	(20,650)	$12.19
Options outstanding at March 31, 2017	76,600	$11.91

Options exercisable at:
January 1, 2017	6,900	$14.10
March 31, 2017	14,100	$13.46

Unvested options at March 31, 2017	62,500	$11.56

During the three months ended March 31, 2017, we issued 3,636 shares of common stock to members of our Board of Directors. We recorded compensation expense of $42,000, which was the fair market value of the shares on the grant dates. The shares are fully vested.

Repurchase of Common Stock

In March 2017, our Board of Directors authorized the repurchase of up to $7,500,000 of common shares outstanding in open market or privately negotiated transactions over 12 months. The new authorization ran consecutively to the previous authorization made in February 2016, where the Board of Directors authorized the repurchase of up to $7,500,000 of common shares outstanding in open market or privately negotiated transactions over the next 12 months. During the three months ended March 31, 2017, we did not repurchase any shares. As of March 31, 2017, the February 2016 authorization has expired and we have $7,500,000 of availability remaining under the current authorization.

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

	(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
NET SALES:
Wholesale	$39,168,428	$40,191,054
Retail	11,874,601	11,536,384
Military	12,029,925	5,802,507
Total Net Sales	$63,072,954	$57,529,945

GROSS MARGIN:
Wholesale	$13,043,761	$12,971,037
Retail	5,324,619	5,144,944
Military	1,379,700	794,911
Total Gross Margin	$19,748,080	$18,910,892

Segment asset information is not prepared or used to assess segment performance.

11.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of March 31, 2017, December 31, 2016 and March 31, 2016, we had approximately $0.2 million, $2.6 million and $1.6 million, respectively, in Prime based borrowings under the credit facility. As of March 31, 2017, December 31, 2016 and March 31, 2016, we had approximately $5.0 million, $12.0 million and $20.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2017, we had $5.2 million in borrowings under this facility and total capacity of $57.8 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At March 31, 2017, there was no triggering event and the covenant was not in effect.

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

The fair values of cash and cash equivalents, receivables, and accounts payable approximated their carrying values because of the short-term nature of these instruments. Receivable consists primarily of amounts due from our customers, net of allowances, amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amounts of our revolving line of credit and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our revolving line of credit is categorized as Level 2.

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

	Three Months Ended
	March 31,
	2017	2016
Net Sales	100.0%	100.0%
Cost Of Goods Sold	68.7%	67.1%
Gross Margin	31.3%	32.9%

Selling, General and
Administrative Expenses	27.6%	33.3%

Income From Operations	3.7%	-0.4%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net sales. Net sales for the three months ended March 31, 2017 were $63.1 million compared to $57.5 million for the same period in 2016. Wholesale sales for the three months ended March 31, 2017 were $39.2 million compared to $40.2 million for the same period in 2016. The $1.0 million decrease in wholesale sales was primarily driven by the discontinuation of a private label work program in the third quarter of 2016. Retail sales for the three months ended March 31, 2017 were $11.9 million compared to $11.5 million for the same period in 2016. Military segment sales for the three months ended March 31, 2017, were $12.0 million, compared to $5.8 million in the same period in 2016. We are currently fulfilling several multiyear contracts for the U.S. military.

Gross margin. Gross margin for the three months ended March 31, 2017 was $19.7 million, or 31.3% of net sales, compared to $18.9 million, or 32.9% of net sales, in the same period last year. Wholesale gross margin for the three months ended March 31, 2017 was $13.0 million, or 33.3% of net sales, compared to $13.0 million, or 32.3% of net sales, in the same period last year. The increase in wholesale margin was due to offering less discounts and discontinuing the private label program that consisted of lower margin products. The Retail gross margin for the three months ended March 31, 2017 was $5.3 million, or 44.8% of net sales, compared to $5.1 million, or 44.6% of net sales, for the same period in 2016. Military gross margin for the three months ended March 31, 2017 was $1.4 million, or 11.5% of net sales, compared to $0.8 million, or 13.7% of net sales, for the same period in 2016. The decrease in military gross margin percent is still reflective of the expansion of our Puerto Rico facility in the second quarter of 2016 to meet the increased demand provided by several multi-year military contracts. Although the margin percent is down from the first quarter of 2016, it is significantly higher than the last three quarters of 2016 and should continue to normalize now that we have fully optimized our domestic manufacturing facility.

SG&A expenses. SG&A expenses were $17.4 million, or 27.6% of net sales, for the three months ended March 31, 2017, compared to $19.1 million, or 33.3% of net sales for the same period in 2016. The net decrease in 2017 was primarily related to the reorganizational efforts completed in the third quarter of 2016.

Interest expense. Interest expense was $0.1 million in the three months ended March 31, 2017 and 2016.

Income taxes. Income taxes for the three months ended March 31, 2017 was $0.8 million, compared to $0.1 million benefit for the same period a year ago. We provided for income taxes at effective tax rates of 34.0% for 2017 and 33.9% for 2016.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our amended and restated credit facility.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations, retail sales fleet and for information technology. Capital expenditures were $0.9 million for the first three months of 2017, compared to $2.1 million for the same period in 2016. Total capital expenditures for 2017 are anticipated to be approximately $4.0 million.

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. As of March 31, 2017, December 31, 2016 and March 31, 2016, we had approximately $0.2 million, $2.6 million and $1.6 million, respectively, in Prime based borrowings under the credit facility. As of March 31, 2017, December 31, 2016 and March 31, 2016, we had approximately $5.0 million, $12.0 million and $20.0 million, respectively, in fixed LIBOR borrowings under the credit facility. The amended and restated credit facility matures in November 2019.

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2017, we had $5.2 million in borrowings under this facility and total capacity of $57.8 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At March 31, 2017, there was no triggering event and the covenant was not in effect.

Operating Activities. Cash provided by operating activities totaled $9.2 million for the three months ended March 31, 2017, compared to $5.3 million in the same period of 2016. Cash provided by operating activities for the three months ended March 31, 2017 was primarily impacted by an increase in accounts payable. Cash provided by operating activities for the three months ended March 31, 2016 was primarily impacted by decreases in accounts receivable levels and higher accounts payable, partially offset by increases in inventory levels.

Investing Activities. Cash used in investing activities was $0.9 million for the three months ended March 31, 2017, compared to $2.1 million in the same period of 2016. Cash used in investing activities reflects an investment in property, plant and equipment of $0.9 million in 2017 and $2.1 million in 2016. Our 2017 and 2016 expenditures primarily relate to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2017 was $10.2 million and was related to net payments under the revolving credit facility. Cash used in financing activities for the three months ended March 31, 2016 was $2.9 million and was related to net payments under the revolving credit facility and for the payment of dividends on our common stock.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 (filed March 9, 2017), and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected historical results, and could in the future affect the Company’s businesses and financial results in future periods and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2016.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1, 2017 - January 31, 2017	-	$-	-	$7,500,000
February 1, 2017 - February 28, 2017	-	$-	-	$7,500,000
March 1, 2017 - March 31, 2017	-	$-	-	$7,500,000

Total	-	$-	-	$7,500,000

In March 2017, the Company announced a $7,500,000 share repurchase plan. There was $7,500,000 remaining under the program as of the end of the first quarter. The repurchase program terminates on March 31, 2018.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31 (a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31 (b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101*	Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

_____________________

*       Filed with this report.

+       Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: May 5, 2017	/s/ Thomas D. Robertson
Thomas D. Robertson - Chief Financial Officer

* In his capacity as Chief Financial Officer, Mr. Robertson is duly authorized to sign this report on behalf of the Registrant.