Form 10-Q
period 2017-06-30
ROCKY BRANDS, INC.
filed 2017-08-09
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, 7,446,011 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016	June 30, 2016

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,665,148	$4,480,505	$2,470,576
Trade receivables – net	39,952,038	40,844,583	42,188,601
Other receivables	687,851	688,251	587,779
Inventories – net	76,314,721	69,168,442	87,555,956
Income tax receivable	-	1,243,678	2,179,525
Prepaid expenses	2,085,839	2,354,107	2,886,973
Total current assets	121,705,597	118,779,566	137,869,410

FIXED ASSETS – net	25,610,927	26,511,493	27,896,273
IDENTIFIED INTANGIBLES	33,351,030	33,415,694	36,481,414
OTHER ASSETS	227,720	232,509	245,934
TOTAL ASSETS	$180,895,274	$178,939,262	$202,493,031

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$17,475,226	$11,589,040	$21,892,208
Accrued expenses:
Salaries and wages	1,737,799	949,894	1,486,161
Taxes - other	543,453	842,325	622,414
Accrued freight	508,234	534,070	517,887
Commissions	386,020	446,703	420,631
Accrued duty	2,562,432	1,980,598	2,606,976
Income tax payable	617,249	-	-
Other	1,229,769	1,377,281	1,726,498
Total current liabilities	25,060,182	17,719,911	29,272,775

LONG TERM DEBT	8,618,697	14,584,008	23,503,226
DEFERRED INCOME TAXES	10,464,435	11,365,800	11,968,791
DEFERRED LIABILITIES	181,737	176,219	227,345
TOTAL LIABILITIES	44,325,051	43,845,938	64,972,137

SHAREHOLDERS' EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding June 30, 2017 - 7,441,851 and December 31, 2016 - 7,421,455 and June 30, 2016 - 7,481,022	69,449,917	69,291,637	69,890,665
Retained earnings	67,120,306	65,801,687	67,630,229
Total shareholders' equity	136,570,223	135,093,324	137,520,894
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$180,895,274	$178,939,262	$202,493,031

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET SALES	$58,454,954	$62,560,094	$121,527,907	$120,090,039

COST OF GOODS SOLD	40,291,433	46,296,834	83,616,306	84,915,887

GROSS MARGIN	18,163,521	16,263,260	37,911,601	35,174,152

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	15,904,935	18,807,595	33,286,844	37,939,489

INCOME (LOSS) FROM OPERATIONS	2,258,586	(2,544,335)	4,624,757	(2,765,337)

OTHER INCOME AND (EXPENSE):
Interest expense, net	(80,096)	(142,215)	(170,489)	(278,191)
Other – net	32,693	19,221	22,856	86,749
Total Other Income and Expenses	(47,403)	(122,994)	(147,633)	(191,442)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	2,211,183	(2,667,329)	4,477,124	(2,956,779)

INCOME TAX EXPENSE (BENEFIT)	752,000	(908,000)	1,522,000	(1,006,000)

COMPREHENSIVE INCOME (LOSS)	$1,459,183	$(1,759,329)	$2,955,124	$(1,950,779)

NET INCOME (LOSS) PER SHARE
Basic	$0.20	$(0.23)	$0.40	$(0.26)
Diluted	$0.20	$(0.23)	$0.40	$(0.26)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,442,000	7,530,579	7,438,000	7,556,873
Diluted	7,445,268	7,530,579	7,441,514	7,556,873

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,955,124	$(1,950,779)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	3,489,590	3,813,161
Deferred compensation and pension	5,518	-
Loss on disposal of fixed assets	22,192	33,611
Stock compensation expense	144,044	244,215
Change in assets and liabilities
Receivables	1,235,258	2,356,306
Inventories	(7,146,279)	(10,564,897)
Other current assets	268,268	(2,407,282)
Other assets	4,789	12,878
Accounts payable	5,323,452	12,415,728
Income taxes payable	617,249	-
Accrued and other liabilities	836,836	1,682,575

Net cash provided by operating activities	7,756,041	5,635,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,989,899)	(3,504,407)
Proceeds from sale of fixed assets	6,081	22,273

Net cash used in investing activities	(1,983,818)	(3,482,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	30,066,202	40,195,426
Repayments of revolving credit facility	(36,031,513)	(40,392,289)
Proceeds from exercise of stock options	14,236	-
Repurchase of common stock	-	(1,235,942)
Dividends paid on common stock	(1,636,505)	(1,657,141)

Net cash used in financing activities	(7,587,580)	(3,089,946)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,815,357)	(936,564)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	4,480,505	3,407,140

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,665,148	$2,470,576

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh and Creative Recreation. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western and lifestyle. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2016 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which includes all disclosures required by GAAP.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $881,000, $1,041,000 and $960,000 at June 30, 2017, December 31, 2016 and June 30, 2016, respectively. The Company records the allowance based on historical experience, the age of the receivables and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories, net of reserves, are comprised of the following:

	June 30,	December 31,	June 30,
	2017	2016	2016

Raw materials	$14,083,099	$14,260,416	$19,499,464
Work-in-process	983,974	751,519	1,586,091
Finished goods	61,247,648	54,156,507	66,470,401
Total	$76,314,721	$69,168,442	$87,555,956

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six Months Ended
	June 30,
	2017	2016

Supplemental cash flow information:
Interest	$174,202	$256,979
Federal, state and local income taxes, net of refunds	$553,123	$1,042,711

Non-cash information:
Fixed asset purchases in accounts payable	$779,257	$450,881

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Weighted average
shares outstanding	7,442,000	7,530,579	7,438,000	7,556,873

Dilutive restricted share units	3,013	-	3,353	-
Dilutive stock options	255	-	161	-

Dilutive weighted average
shares outstanding	7,445,268	7,530,579	7,441,514	7,556,873

                Weighted average shares that were anti-dilutive and therefore not included in the calculation of earnings per share were 80,359 and 143,600 for the three months ended June 30, 2017 and 2016, respectively.  Weighted average shares that were anti-dilutive and therefore not                 included in the calculation of earnings per share were 85,188 and 143,059 for the six months ended June 30, 2017 and 2016, respectively. For the three and six months ended June 30, 2016, diluted earnings per share of common stock is equal to basic earnings per share of                 common stock due to the net loss

6.	RECENT FINANCIAL ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain ASUs on its Condensed Consolidated Financial Statements (unaudited) or Notes to the Interim Condensed Consolidated Financial Statements (unaudited):

Standard	Description	Anticipated Adoption Period	Effect on the financial statements or other significant matters

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).	The pronouncement provides specific guidance on eight cash flow classification issues to reduce the diversity in practice.	Q1 2018	The Company does not anticipate the adoption of this standard will have a material impact on the Company's financial statements.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
The pronouncement seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
		Q1 2020	The Company is evaluating the impacts of the new standard on its existing financial instruments, including trade receivables.
ASU 2016-02, Leases (Topic 842).
The pronouncement introduces a lessee model that brings most leases on the balance sheet. The standard requires that lessees recognize the following for all leases (with the exception of short-term leases, as that term is defined in the standard) at the lease commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
Q1 2019
The Company has formed an internal project team to begin gathering data relating to leasing activity at the Company. This includes compiling a list of all contracts that could meet the definition of a lease under the new standard and evaluating the accounting for these contracts under the new standard to determine the ultimate impact the new standard will have on the Company's financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
The pronouncement outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Q1 2018
The Company has formed an internal project team and has begun analyzing the various revenue streams at the Company and is determining the impact of the new standard on these revenue streams. As of June 30, 2017, the Company has not concluded on a method of adoption.

Recently Adopted Accounting Pronouncements

Standard	Description	Effect on the financial statements or other significant matters

ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.
Among other provisions, the standard requires that all income tax effects of awards are recognized in the income statement when the awards vest or are settled and also allows an employer to make a policy election to account for forfeitures as they occur.

The Company adopted this ASU in the first quarter of 2017, which did not have a material effect on the condensed consolidated financial statements. Upon adoption, The Company has elected to continue incorporating an estimate for forfeitures for share-based compensation with a service condition.

ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740).
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

The Company adopted this ASU effective January 2017 and applied the amendments retrospectively to maintain comparability of its condensed consolidated balance sheets. The change in accounting standard has been applied retrospectively by adjusting the condensed consolidated balance sheets for the prior periods presented.

ASU 2015-11, Inventory (Topic 330).
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
ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40).
 Prior to this ASU, there was no guidance in accounting principles generally accepted in the United States (U.S. GAAP) about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).
The Company has adopted this ASU in the first quarter of 2017, which did not have an effect on the condensed consolidated financial statements.

7.	INCOME TAXES

Earliest Exam Year

Taxing Authority Jurisdiction:
U.S. Federal	2013
Various U.S. States	2012
Puerto Rico (U.S. Territory)	2011
Canada	2011

We do not believe we have any uncertain tax positions. In the second quarter of 2017, we chose to utilize an existing net operating loss (NOL) recognized as a tax receivable in the fourth quarter of 2016 and first quarter of 2017 to reduce 2017 estimated tax payments. This change in tax strategy from an NOL carryback to an NOL carryforward resulted in a reclassification of $901,365 from tax receivable to a deferred tax asset, which has been netted against our deferred tax liability on the balance sheet at June 30, 2017.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. For the three and six months ended June 30, 2017, no such expenses were recognized.

We provided for income taxes at an estimated effective tax rate of 34.0%  for the three and six month periods ended June 30, 2017 and 2016, respectively.

8.	IDENTIFIED INTANGIBLES

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2017	Amount	Amortization	Amount

Trademarks:
Wholesale	$29,343,578	$-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,401,358	194,119
Customer relationships	2,200,000	1,286,667	913,333
Total Identified Intangibles	$37,039,055	$3,688,025	$33,351,030

	Gross	Accumulated	Carrying
December 31, 2016	Amount	Amortization	Amount

Trademarks:
Wholesale	$29,343,578	$-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,376,694	218,783
Customer relationships	2,200,000	1,246,667	953,333
Total Identified Intangibles	$37,039,055	$3,623,361	$33,415,694

	Gross	Accumulated	Carrying
June 30, 2016	Amount	Amortization	Amount

Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,350,975	244,502
Customer relationships	2,200,000	1,206,666	993,334
Total Identified Intangibles	$40,039,055	$3,557,641	$36,481,414

            Amortization expense for intangible assets was $32,231 and $33,044 for the three months ended June 30, 2017 and 2016, respectively and $64,664 and $66,459 for the six months ended June 30, 2017 and 2016 respectively.  The weighted average amortization period for patents and             customer relationships are 6 years.

Estimate of Aggregate Amortization Expense for the years ending December 31:

2018	$121,468
2019	113,484
2020	110,578
2021	105,556
2022	101,969

9.	LONG-TERM DEBT

In October 2010, we entered into a financing agreement with PNC Bank (“PNC”) to provide a $70 million credit facility. In December 2014, we amended and restated the credit facility to increase the facility to $75 million and extend the term of the facility an additional five years. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days. The amended and restated credit facility matures in November 2019.

The Company's credit facility borrowings consist of the following:

	June 30, 2017	December 31, 2016	June 30, 2016

LIBOR borrowings (1)	$7,000,000	$12,000,000	$22,000,000
Prime borrowings (2)	1,618,697	2,584,008	1,503,226
Total credit facility borrowings	$8,618,697	$14,584,008	$23,503,226

    (1) June 30, 2017 effective rate of 2.41%. Variable effective rate at June 30, 2017, based on LIBOR + 1.25%

    (2) June 30, 2017 effective rate of 4.00%. Variable effective rate at June 30, 2017, based on Prime - 0.25%

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2017, we had total capacity of $63.4 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At June 30, 2017, there was no triggering event and the covenant was not in effect.

10.	SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Retail includes all sales from our consumer websites, stores and all sales in our Lehigh division. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET SALES:
Wholesale	$37,105,727	$41,493,744	$76,274,154	$81,684,798
Retail	11,000,448	10,397,582	22,875,049	21,933,966
Military	10,348,779	10,668,768	22,378,704	16,471,275
Total Net Sales	$58,454,954	$62,560,094	$121,527,907	$120,090,039

GROSS MARGIN:
Wholesale	$11,491,784	$11,490,555	$24,535,545	$24,461,592
Retail	4,687,025	4,627,106	10,011,644	9,772,050
Military	1,984,712	145,599	3,364,412	940,510
Total Gross Margin	$18,163,521	$16,263,260	$37,911,601	$35,174,152

Segment asset information is not prepared or used to assess segment performance.

11.	FAIR VALUE

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

The fair values of cash and cash equivalents, receivables, and accounts payable approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amounts of our revolving line of credit and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our revolving line of credit is categorized as Level 2.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements as well as our annual report on 10-K for the year ended December 31, 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	68.9%	74.0%	68.8%	70.7%
Gross Margin	31.1%	26.0%	31.2%	29.3%

Selling, General and
Administrative Expenses	27.2%	30.1%	27.3%	31.6%

Income (Loss) From Operations	3.9%	(4.1)%	3.9%	(2.3)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net sales. Net sales for the three months ended June 30, 2017 were $58.5 million compared to $62.6 million for the same period in 2016. Wholesale sales for the three months ended June 30, 2017 were $37.1 million compared to $41.5 million for the same period in 2016. The $4.4 million decrease in wholesale sales was primarily driven by the discontinuation of a private label work program in the third quarter of 2016 and a decrease in commercial military sales in the second quarter of 2017 as we were unable to anniversary the large initial sell-in of new boots that took place in 2016 when the color pattern changed from tan to coyote. Retail sales for the three months ended June 30, 2017 were $11.0 million compared to $10.4 million for the same period in 2016. Military segment sales for the three months ended June 30, 2017, were $10.3 million, compared to $10.7 million in the same period in 2016. We are currently fulfilling several multiyear contracts for the U.S. military.

Gross margin. Gross margin for the three months ended June 30, 2017 was $18.2 million, or 31.1% of net sales, compared to $16.3 million, or 26.0% of net sales, in the same period last year. Wholesale gross margin for the three months ended June 30, 2017 was $11.5 million, or 31.0% of net sales, compared to $11.5 million, or 27.7% of net sales, in the same period last year. The increase in wholesale gross margins was driven by the combination of better full price selling, less discounting and the discontinuation of a lower margin private label program. The Retail gross margin for the three months ended June 30, 2017 was $4.7 million, or 42.6% of net sales, compared to $4.6 million, or 44.5% of net sales, for the same period in 2016. Military gross margin for the three months ended June 30, 2017 was $2.0 million, or 19.2% of net sales, compared to $0.1 million, or 1.4% of net sales, for the same period in 2016. The large increase in military gross margin percentage was due to certain temporary factors, namely we manufactured a small, high margin order for the U.S. Military as well as gained some increased efficiencies in our Puerto Rican facility due to higher volumes of commercial military production. For the year, we still expect Military segment gross margins to be in the mid-teen range. The lower military margins in 2016 were due to higher manufacturing costs associated with the ramp up of production at our manufacturing facility in Puerto Rico.

SG&A expenses. SG&A expenses were $15.9 million, or 27.2% of net sales, for the three months ended June 30, 2017, compared to $18.8 million, or 30.1% of net sales for the same period in 2016. The net decrease in 2017 was primarily related to the reorganization efforts completed in the third quarter of 2016.

Interest expense. Interest expense was $0.1 million for the three months ended June 30, 2017 and 2016.

Income tax expense. Income tax expense for the three months ended June 30, 2017 was $0.8 million, compared to a $0.9 million income tax benefit for the same period a year ago. We provided for income taxes at an effective tax rate of 34.0% for 2017 and 2016.

Six  Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net sales. Net sales for the six months ended June 30, 2017 were $121.5 million compared to $120.1 million for the same period in 2016. Wholesale sales for the six months ended June 30, 2017 were $76.3 million compared to $81.7 million for the same period in 2016. The $5.4 million decrease in wholesale sales was primarily driven by the discontinuation of a private label work program in the third quarter of 2016 and a decrease in commercial military sales in the  second quarter of 2017 as we were unable to anniversary the large initial sell-in of new boots that took place in 2016 when the color pattern changed from tan to coyote. Retail sales for the six months ended June 30, 2017 were $22.9 million compared to $21.9 million for the same period in 2016. Military segment sales for the six months ended June 30, 2017, were $22.4 million, compared to $16.5 million in the same period in 2016. We are currently fulfilling several multiyear contracts for the U.S. military.

Gross margin. Gross margin for the six months ended June 30, 2017 was $37.9 million, or 31.2% of net sales, compared to $35.2 million, or 29.3% of net sales, in the same period last year. Wholesale gross margin for the six months ended June 30, 2017 was $24.5 million, or 32.2% of net sales, compared to $24.5 million, or 29.9% of net sales, in the same period last year. The increase in wholesale gross margins was driven by the combination of better full price selling, less discounting and the discontinuation of a lower margin private label program. The Retail gross margin for the six months ended June 30, 2017 was $10.0 million, or 43.8% of net sales, compared to $9.8 million, or 44.6% of net sales, for the same period in 2016. Military gross margin for the six months ended June 30, 2017 was $3.4 million, or 15.0% of net sales, compared to $0.9 million, or 5.7% of net sales, for the same period in 2016. The large increase in military gross margin percentage was due to certain temporary factors, namely we manufactured a small, high margin order for the U.S. Military as well as gained some increased efficiencies in our Puerto Rican facility due to higher volumes of commercial military production. For the year, we still expect Military segment gross margins to be in the mid-teen range. The lower military margins in 2016 were due to higher manufacturing costs associated with the ramp up of production at our manufacturing facility in Puerto Rico.

SG&A expenses. SG&A expenses were $33.3 million, or 27.4% of net sales, for the six months ended June 30, 2017, compared to $37.9 million, or 31.6% of net sales for the same period in 2016. The net decrease in 2017 was primarily related to the reorganization efforts completed in the third quarter of 2016.

Interest expense. Interest expense was $0.2 million for the six months ended June 30, 2017 and  $0.3 million for the same period in 2016.

Income tax expense. Income tax expense for the six months ended June 30, 2017 was $1.5 million, compared to a $1.0 million income tax benefit for the same period a year ago. We provided for income taxes at an effective tax rate of 34.0% for 2017 and 2016.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our amended and restated credit facility. For more information regarding our amended and restated credit facility, please see footnote 9 of our financial statements.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations, retail sales fleet and for information technology. Capital expenditures were $2.5 million for the first six months of 2017, compared to $3.5 million for the same period in 2016. Total capital expenditures for 2017 are anticipated to be approximately $4.0 million.

Operating Activities. Cash provided by operating activities totaled $7.8 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively. Cash provided by operating activities for the six months ended June 30, 2017 was primarily impacted by increases in accounts payable. Cash provided by operating activities for the six months ended June 30, 2016 was primarily impacted by increases in accounts payable and other accrued liabilities and decreases in accounts receivable, partially offset by increased inventories and other current assets, primarily income tax receivable.

Investing Activities. Cash used in investing activities was $2.0 million for the six months ended June 30, 2017, compared to $3.5 million in the same period of 2016. Cash used in investing activities reflected an investment in property, plant and equipment of $2.0 million in 2017 and $3.5 million in 2016. Our 2017 and 2016 expenditures primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility.

Financing Activities. Cash used in financing activities was $7.6 million for the six months ended June 30, 2017 and $3.1 million in the same period of 2016. This was primarily related to net payments under the revolving credit facility and dividends paid on our common stock.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and employee benefits. We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ materially from these estimates under different assumptions or conditions.

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our 2016 Form 10-K. Our management believes there have been no material changes in those critical accounting policies.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, beliefs and expectations such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 (filed March 9, 2017), and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected historical results, and could in the future affect the Company’s businesses and financial results in future periods and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that any of the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1, 2017 - April 30, 2017	-	-	-	$7,500,000
May 1, 2017 - May 31, 2017	-	-	-	7,500,000
June 1, 2017 - June 30, 2017	-	-	-	7,500,000

Total	-	-	-	$7,500,000

In March 2017, the Company announced a $7,500,000 share repurchase plan. There was $7,500,000 remaining under the program as of the end of the second quarter. The repurchase program terminates on March 31, 2018.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBIT
NUMBER	DESCRIPTION

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101*
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

_____________________

*       Filed with this report.

+       Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: August 9, 2017	/s/ Thomas D. Robertson
Thomas D. Robertson - Chief Financial Officer

* In his capacity as Chief Financial Officer, Mr. Robertson is duly authorized to sign this report on behalf of the Registrant.