Form 10-Q
period 2017-09-30
ROCKY BRANDS, INC.
filed 2017-11-07
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of October 31, 2017, 7,394,478 shares of Rocky Brands, Inc. common stock, no par value, were outstanding.

FORM 10-Q

ROCKY BRANDS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	December 31, 2016	September 30, 2016

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,238,862	$4,480,505	$3,942,209
Trade receivables – net	45,106,205	40,844,583	51,292,323
Other receivables	800,322	688,251	579,976
Inventories – net	76,885,153	69,168,442	79,922,305
Income tax receivable	-	1,243,678	1,190,702
Prepaid expenses	2,431,996	2,354,107	2,644,102
Total current assets	127,462,538	118,779,566	139,571,617

FIXED ASSETS – net	24,742,833	26,511,493	27,450,150
IDENTIFIED INTANGIBLES	33,319,334	33,415,694	36,448,490
OTHER ASSETS	225,310	232,509	238,251
TOTAL ASSETS	$185,750,015	$178,939,262	$203,708,508

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$16,861,274	$11,589,040	$15,042,805
Accrued expenses:
Salaries and wages	2,298,042	949,894	2,670,000
Taxes - other	502,252	842,325	678,280
Accrued freight	483,859	534,070	542,491
Commissions	401,261	446,703	446,906
Accrued duty	2,534,286	1,980,598	2,522,086
Income tax payable	1,275,893	-	-
Other	1,601,591	1,377,281	1,744,848
Total current liabilities	25,958,458	17,719,911	23,647,416

LONG TERM DEBT	11,630,000	14,584,008	30,972,398
DEFERRED INCOME TAXES	10,464,435	11,365,800	12,120,693
DEFERRED LIABILITIES	181,737	176,219	208,387
TOTAL LIABILITIES	48,234,630	43,845,938	66,948,894

SHAREHOLDERS' EQUITY:
Common stock, no par value; 25,000,000 shares authorized; issued and outstanding September 30, 2017 - 7,403,195 and December 31, 2016 - 7,421,455 and September 30, 2016 - 7,447,331	68,979,376	69,291,637	69,507,320
Retained earnings	68,536,009	65,801,687	67,252,294
Total shareholders' equity	137,515,385	135,093,324	136,759,614
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$185,750,015	$178,939,262	$203,708,508

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET SALES	$64,675,082	$73,218,247	$186,202,989	$193,308,286

COST OF GOODS SOLD	45,163,538	53,452,487	128,779,845	138,368,374

GROSS MARGIN	19,511,544	19,765,760	57,423,144	54,939,912

OPERATING EXPENSE
Selling, general, and administrative expenses	16,026,654	17,745,691	49,313,498	55,685,180
Reorganizational charge	-	1,159,527	-	1,159,527
Total operating expense	16,026,654	18,905,218	49,313,498	56,844,707

INCOME (LOSS) FROM OPERATIONS	3,484,890	860,542	8,109,646	(1,904,795)

OTHER INCOME AND (EXPENSE):
Interest expense, net	(110,332)	(181,040)	(280,824)	(459,231)
Other – net	12,206	(3,873)	35,064	82,876
Total other income and (expense)	(98,126)	(184,913)	(245,760)	(376,355)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	3,386,764	675,629	7,863,886	(2,281,150)

INCOME TAX EXPENSE (BENEFIT)	1,152,000	230,000	2,674,000	(776,000)

COMPREHENSIVE INCOME (LOSS)	$2,234,764	$445,629	$5,189,886	$(1,505,150)

NET INCOME (LOSS) PER SHARE
Basic	$0.30	$0.06	$0.70	$(0.20)
Diluted	$0.30	$0.06	$0.70	$(0.20)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,437,913	7,480,733	7,438,061	7,531,308
Diluted	7,443,001	7,504,521	7,441,378	7,531,308

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,189,886	$(1,505,150)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,024,500	5,763,217
Deferred income taxes	-	151,902
Loss on disposal of fixed assets	32,975	30,243
Reorganizational charge	-	877,636
Stock compensation expense	245,083	271,515
Change in assets and liabilities
Receivables	(4,373,693)	(6,739,613)
Inventories	(7,716,711)	(2,931,246)
Other current assets	264,424	(1,175,588)
Other assets	7,199	20,561
Accounts payable	5,204,387	5,763,850
Income taxes payable	1,275,893	-
Accrued and other liabilities	1,695,938	2,010,025

Net cash provided by operating activities	6,849,881	2,537,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,453,886)	(5,178,479)
Proceeds from sale of fixed assets	329,278	31,179

Net cash used in investing activities	(3,124,608)	(5,147,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	49,996,460	61,981,831
Repayments of revolving credit facility	(52,950,468)	(54,709,522)
Proceeds from exercise of stock options	14,236	-
Repurchase of common stock	(571,580)	(1,646,587)
Dividends paid on common stock	(2,455,564)	(2,480,705)

Net cash (used in) provided by financing activities	(5,966,916)	3,145,017

CHANGE IN CASH AND CASH EQUIVALENTS	(2,241,643)	535,069

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	4,480,505	3,407,140

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,238,862	$3,942,209

See notes to the interim unaudited condensed consolidated financial statements.

ROCKY BRANDS, INC.

AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2016 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which includes all disclosures required by GAAP.

2.	TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $556,000, $1,041,000 and $1,011,000 at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The Company records the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

3.	INVENTORIES

Inventories, net of reserves, are comprised of the following:

	September 30,	December 31,	September 30,
	2017	2016	2016

Raw materials	$15,287,467	$14,260,416	$16,768,169
Work-in-process	1,286,966	751,519	1,199,539
Finished goods	60,310,720	54,156,507	61,954,597
Total	$76,885,153	$69,168,442	$79,922,305

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2017	2016

Supplemental cash flow information:
Interest	$292,961	$431,591
Federal, state and local income taxes, net of refunds	$646,129	$231,707

Non-cash information:
Fixed asset purchases in accounts payable	$284,370	$253,303

5.	PER SHARE INFORMATION

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Weighted average
shares outstanding	7,437,913	7,480,733	7,438,061	7,531,308

Dilutive restricted share units	4,339	23,788	3,123	-
Dilutive stock options	749	-	194	-

Dilutive weighted average
shares outstanding	7,443,001	7,504,521	7,441,378	7,531,308

        Weighted average shares that were anti-dilutive and therefore not included in the calculation of earnings per share were 37,361 and 63,705 for the three months ended September 30, 2017 and 2016, respectively. Weighted average shares that were anti-dilutive and therefore not                  included in the calculation of earnings per share were 87,180 and 125,222 for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2016, diluted earnings per share of common stock is equal to basic earnings per share of         common stock due to the net loss.

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
Q1 2018
The Company has formed an internal project team and has begun analyzing the various revenue streams at the Company and is determining the impact of the new standard on these revenue streams. As of September 30, 2017, the Company has not concluded on a method of adoption.

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

We do not believe we have any uncertain tax positions. In the third quarter of 2017, we chose to utilize an existing net operating loss (NOL) recognized as a tax receivable in the fourth quarter of 2016 and first quarter of 2017 to reduce 2017 estimated tax payments. This change in tax strategy from an NOL carryback to an NOL carryforward resulted in a reclassification of $901,365 from tax receivable to a deferred tax asset, which has been netted against our deferred tax liability on the balance sheet at September 30, 2017.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. For the three and nine months ended September 30, 2017, no such expenses were recognized.

We provided for income taxes at an estimated effective tax rate of 34.0%  for the three and nine month periods ended September 30, 2017 and 2016, respectively.

8.	IDENTIFIED INTANGIBLES

A schedule of intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2017	Amount	Amortization	Amount

Trademarks:
Wholesale	$29,343,578	$-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,413,054	182,423
Customer relationships	2,200,000	1,306,667	893,333
Total Identified Intangibles	$37,039,055	$3,719,721	$33,319,334

	Gross	Accumulated	Carrying
December 31, 2016	Amount	Amortization	Amount

Trademarks:
Wholesale	$29,343,578	$-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,376,694	218,783
Customer relationships	2,200,000	1,246,667	953,333
Total Identified Intangibles	$37,039,055	$3,623,361	$33,415,694

	Gross	Accumulated	Carrying
September 30, 2016	Amount	Amortization	Amount

Trademarks:
Wholesale	$32,343,578	$-	$32,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	2,363,898	231,579
Customer relationships	2,200,000	1,226,667	973,333
Total Identified Intangibles	$40,039,055	$3,590,565	$36,448,490

                Amortization expense for intangible assets was $31,696 and $32,924 for the three months ended September 30, 2017 and 2016, respectively and $96,360 and $99,383 for the nine months ended September 30, 2017 and 2016                 respectively.  The weighted average amortization period for patents and customer relationships are 6 years.

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

The Company's credit facility borrowings consist of the following:

	September 30, 2017	December 31, 2016	September 30, 2016

LIBOR borrowings (1)	$10,000,000	$12,000,000	$23,000,000
Prime borrowings (2)	1,630,000	2,584,008	7,972,398
Total credit facility borrowings	$11,630,000	$14,584,008	$30,972,398

    (1) September 30, 2017 effective rate of 2.49%. Variable effective rate at September 30, 2017, based on LIBOR + 1.25%

    (2) September 30, 2017 effective rate of 4.00%. Variable effective rate at September 30, 2017, based on Prime - 0.25%

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2017, we had total capacity of $70.2 million.

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement). At September 30, 2017, there was no triggering event and the covenant was not in effect.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET SALES:
Wholesale	$46,049,837	$52,884,845	$122,323,991	$134,569,643
Retail	11,069,669	10,267,553	33,944,718	32,201,519
Military	7,555,576	10,065,849	29,934,280	26,537,124
Total Net Sales	$64,675,082	$73,218,247	$186,202,989	$193,308,286

GROSS MARGIN:
Wholesale	$14,087,674	$15,137,982	$38,623,219	$39,599,574
Retail	4,877,916	4,539,177	14,889,559	14,311,227
Military	545,954	88,601	3,910,366	1,029,111
Total Gross Margin	$19,511,544	$19,765,760	$57,423,144	$54,939,912

Segment asset information is not prepared or used to assess segment performance.

11.	FAIR VALUE

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amounts of our long-term credit facility and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our revolving line of credit is categorized as Level 2.

12.	REORGANIZATIONAL CHARGE

During the third quarter of 2016, we implemented initiatives to reorganize the Company to maximize profitability, drive long-term revenue growth and maximize shareholder value. The costs related to this reorganization are recorded to “Reorganizational Charge” in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2016, costs of approximately $1,160,000 were recognized related to these initiatives, which consisted of severance costs. As of September 30, 2016, we had approximately $878,000 in accrued reorganizing charges recorded to “Accrued expenses – Salaries and wages” in our condensed consolidated balance sheet relating to future severance payments. We do not expect to incur additional costs related to our reorganization efforts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost Of Goods Sold	69.8%	73.0%	69.2%	71.5%
Gross Margin	30.2%	27.0%	30.8%	28.5%

Selling, General and
Administrative Expenses	24.8%	24.2%	26.5%	28.8%
Reorganizational Charge	-	1.6%	-	0.6%

Income (Loss) From Operations	5.4%	1.2%	4.4%	(0.9)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net sales. Net sales for the three months ended September 30, 2017 were $64.7 million compared to $73.2 million for the same period in 2016. Wholesale sales for the three months ended September 30, 2017 were $46.0 million compared to $52.9 million for the same period in 2016. The $6.9 million decrease in wholesale sales was primarily driven by the discontinuation of a private label work program at the end of the third quarter of 2016 and a decrease in commercial military sales in the third quarter of 2017 as we were unable to anniversary the large initial sell-in of new boots that took place in 2016 when the color pattern changed from tan to coyote. Retail sales for the three months ended September 30, 2017 were $11.1 million compared to $10.3 million for the same period in 2016. Military segment sales for the three months ended September 30, 2017, were $7.6 million, compared to $10.1 million in the same period in 2016. We are currently fulfilling several multiyear contracts for the U.S. military.

Gross margin. Gross margin for the three months ended September 30, 2017 was $19.5 million, or 30.2% of net sales, compared to $19.8 million, or 27.0% of net sales, in the same period last year. Third quarter 2017 gross margin includes approximately $1 million of additional expenses related to payroll and overhead costs that could not be capitalized in inventory due to lower than usual production volumes at the Company’s Puerto Rico manufacturing facility because of the disruption from Hurricanes Maria and Irma.  Wholesale gross margin for the three months ended September 30, 2017 was $14.1 million, or 30.6% of net sales, compared to $15.1 million, or 28.6% of net sales, in the same period last year. The increase in wholesale gross margins was driven by the combination of better full price selling, less discounting and the discontinuation of a lower margin private label program. The Retail gross margin for the three months ended September 30, 2017 was $4.9 million, or 44.1% of net sales, compared to $4.5 million, or 44.2% of net sales, for the same period in 2016. Military gross margin for the three months ended September 30, 2017 was $0.5 million, or 7.2% of net sales, compared to $0.1 million, or 0.9% of net sales, for the same period in 2016. The military gross margins were not as high as expected due to lower than usual production volumes in our Puerto Rico facility because of the disruption from Hurricanes Maria and Irma. For the year, we still expect Military segment gross margins to be in the mid-teen range. The lower military margins in 2016 were due to higher manufacturing costs associated with the ramp up of production at our manufacturing facility in Puerto Rico.

SG&A expenses. SG&A expenses were $16.0 million, or 24.8% of net sales, for the three months ended September 30, 2017, compared to $17.7 million, or 24.2% of net sales for the same period in 2016. The net decrease in 2017 was primarily related to the reorganization efforts completed in the third quarter of 2016.

Interest expense. Interest expense was $0.1 million for the three months ended September 30, 2017, compared to $0.2 million for the same period in 2016.

Income tax expense. Income tax expense for the three months ended September 30, 2017 was $1.2 million, compared to $0.2 million for the same period in 2016. We provided for income taxes at an effective tax rate of 34.0% for 2017 and 2016.

 Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net sales. Net sales for the nine months ended September 30, 2017 were $186.2 million compared to $193.3 million for the same period in 2016. Wholesale sales for the nine months ended September 30, 2017 were $122.3 million compared to $134.6 million for the same period in 2016. The $12.2 million decrease in wholesale sales was primarily driven by the discontinuation of a private label work program in the third quarter of 2016 and a decrease in commercial military sales in the  second and third quarter of 2017 as we were unable to anniversary the large initial sell-ins of new boots that took place in 2016 when the color pattern changed from tan to coyote. Retail sales for the nine months ended September 30, 2017 were $33.9 million compared to $32.2 million for the same period in 2016. Military segment sales for the nine months ended September 30, 2017, were $29.9 million, compared to $26.5 million in the same period in 2016. We are currently fulfilling several multiyear contracts for the U.S. military.

Gross margin. Gross margin for the nine months ended September 30, 2017 was $57.4 million, or 30.8% of net sales, compared to $54.9 million, or 28.4% of net sales, in the same period last year. G ross margin includes approximately $1 million of additional expenses related to payroll and overhead costs that could not be capitalized in inventory due to lower than usual production volumes at the Company’s Puerto Rico manufacturing facility because of the disruption from Hurricanes Maria and Irma.  Wholesale gross margin for the nine months ended September 30, 2017 was $38.6 million, or 31.6% of net sales, compared to $39.6 million, or 29.4% of net sales, in the same period last year. The increase in wholesale gross margins was driven by the combination of better full price selling, less discounting and the discontinuation of a lower margin private label program. The Retail gross margin for the nine months ended September 30, 2017 was $14.9 million, or 43.9% of net sales, compared to $14.3 million, or 44.4% of net sales, for the same period in 2016. Military gross margin for the nine months ended September 30, 2017 was $3.9 million, or 13.1% of net sales, compared to $1.0 million, or 3.9% of net sales, for the same period in 2016. The large increase in military gross margin percentage was mainly driven by better efficiencies within our Puerto Rico facility throughout the year. For the year, we still expect Military segment gross margins to be in the mid-teen range. The lower military margins in 2016 were due to higher manufacturing costs associated with the ramp up of production at our manufacturing facility in Puerto Rico.

SG&A expenses. SG&A expenses were $49.3 million, or 26.5% of net sales, for the nine months ended September 30, 2017, compared to $55.7 million, or 28.8% of net sales for the same period in 2016. The net decrease in 2017 was primarily related to the reorganization efforts completed in the third quarter of 2016.

Interest expense. Interest expense was $0.3 million for the nine months ended September 30, 2017 and  $0.5 million for the same period in 2016.

Income tax expense. Income tax expense for the nine months ended September 30, 2017 was $2.7 million, compared to a $0.8 million income tax benefit for the same period a year ago. We provided for income taxes at an effective tax rate of 34.0% for 2017 and 2016.

Liquidity and Capital Resources

Our principal sources of liquidity have been our income from operations and borrowings under our amended and restated credit facility. For more information regarding our amended and restated credit facility, please see footnote 9 of our financial statements.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility will fluctuate significantly throughout the year. Our capital expenditures relate primarily to projects relating to our property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations, retail sales fleet and for information technology. Capital expenditures were $3.5 million for the first nine months of 2017, compared to $5.2 million for the same period in 2016. Total capital expenditures for 2017 are anticipated to be approximately $4.0 million.

Operating Activities. Cash provided by operating activities totaled $6.8 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively. Cash provided by operating activities for both the nine months ended September 30, 2017 and 2016 respectively, were primarily impacted by increases in accounts payable and other accrued liabilities, partially offset by increases in accounts receivable and inventory.

Investing Activities. Cash used in investing activities was $3.1 million for the nine months ended September 30, 2017, compared to $5.1 million in the same period of 2016. Cash used in investing activities reflected an investment in property, plant and equipment of $3.5 million in 2017 and $5.2 million in 2016. Our 2017 and 2016 expenditures primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility.

Financing Activities. Cash used in financing activities was $6.0 million for the nine months ended September 30, 2017 and cash provided by financing activities was $3.1 million in the same period of 2016. This was primarily related to net payments under the revolving credit facility, share repurchases, and dividends paid on our common stock.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1, 2017 - July 31, 2017	-	-	-	$7,500,000
August 1, 2017 - August 31, 2017	-	-	-	7,500,000
September 1, 2017 - September 30, 2017	48,816	$13.35	48,816	6,848,221

Total	48,816	$13.35	48,816	6,848,221

In March 2017, the Company announced a $7,500,000 share repurchase plan. The repurchase program terminates on March 31, 2018. During the third quarter of 2017 the Company repurchased a total of 42,816 shares at a weighted average share price of $13.35.

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

101*
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

_____________________

*       Filed with this report.

+       Furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocky Brands, Inc.

Date: November 7, 2017	/s/ Thomas D. Robertson
Thomas D. Robertson - Chief Financial Officer

* In his capacity as Chief Financial Officer, Mr. Robertson is duly authorized to sign this report on behalf of the Registrant.