Form 10-K
period 2017-12-31
ROCKY BRANDS, INC.
filed 2018-03-12
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34382

ROCKY BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Ohio	No. 31‑1364046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 East Canal Street, Nelsonville, Ohio 45764
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code (740) 753‑1951

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company (as defined in Exchange Act Rule 12b-2).  (Check one):

☐ Large accelerated filer    ☒ Accelerated filer    ☐ Non-accelerated filer    ☐ Smaller reporting company  ☐ Emerging growth company

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant's Common Stock held by non‑affiliates of the Registrant was approximately $89,930,896 on June 30, 2017.

There were 7,410,761 shares of the Registrant's Common Stock outstanding on February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III.

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “anticipate,” “believe,” “expect,” “estimate,” and “project” and similar words and expressions identify forward‑looking statements which speak only as of the date hereof.  Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in “Item 1A, Risk Factors.” The Company undertakes no obligation to publicly update or revise any forward‑looking statements.

PART I

ITEM 1.   BUSINESS.

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brand Michelin.  Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western and lifestyle.  Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $19.99 for our value priced products to $298.99 for our premium products.  In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military.  In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada as well as in several international markets.  Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers.  Our retail business includes direct sales of our products to consumers through our business to business web platform, e-commerce websites and our Rocky outlet store. We also sell footwear under the Rocky label to the U.S. military.

Competitive Strengths

Our competitive strengths include:

•

Strong portfolio of brands.  We believe the Rocky, Georgia Boot, Durango, Lehigh, and Michelin brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, duty, commercial military, western and lifestyle.  We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our own brands.

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

•

Increases in our Lehigh business. We believe that our business to business CustomFit platform has ample opportunity to grow as we continue to pursue large manufacturers, distributors, and other companies who are reliant on safety footwear programs. We feel that diversifying our product lines and continuing to provide an easy, no hassle approach to purchasing, will allow us to expand within the market.

•

Acquire or develop new brands.  We intend to continue to acquire or develop new brands that are complementary to our portfolio and could leverage our operational infrastructure and distribution network.

Product Lines

Our product lines consist of high quality products that target the following markets:

•

Outdoor.  Our outdoor product lines consist of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping and hiking.  Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace. Our outdoor product lines consist of all-season sport/hunting footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoor enthusiasts comfortable on rugged terrain or in extreme weather conditions.

•

Work.  Our work product lines consist of footwear and apparel marketed to industrial and construction workers, as well as workers in the hospitality industry, such as restaurants or hotels.  All of our work products are specially designed to be comfortable, incorporate safety features for specific work environments or tasks and meet applicable federal and other standards for safety. This category includes products such as safety toe footwear for industrial and construction workers and non-slip footwear for hospitality workers.

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

Our products are marketed under four well-recognized, proprietary brands, Rocky, Georgia Boot, Durango, and Lehigh, in addition to the licensed brand Michelin.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories.  We currently design Rocky products for each of our seven target markets and offer our products at a range of suggested retail price points: $49.99 to $298.99 for our footwear products, $24.99 to $239.99 for tops and bottoms in our apparel lines and $6.99 to $59.99 for our basic and technical outerwear.

The Rocky brand originally targeted outdoor enthusiasts, particularly hunters, and has since become a market leader in the hunting boot category.  In 2002, we also extended into hunting apparel, including jackets, pants, gloves and caps. Our Rocky products for hunters and other outdoor enthusiasts are designed for specific weather conditions and the diverse terrains of North America.  These products incorporate a range of technical features and designs such as Gore-Tex waterproof breathable fabric, 3M Thinsulate insulation, nylon Cordura fabric and camouflaged uppers featuring either Mossy Oak or Realtree patterns.  We use rugged outsoles made by industry leaders like Vibram as well as our own proprietary design features like the “Rocky Ride Comfort System” to make the products durable and easy to wear.

We also produce Rocky duty and commercial military footwear targeting law enforcement professionals, military, security workers and postal service employees, and we believe we have established a leading market share position in this category.

In 2002, we introduced Rocky work footwear designed for varying weather conditions or difficult terrain, particularly for people who make their living outdoors such as those in lumber, forestry, and oil & gas occupations.  These products typically include many of the proprietary features and technologies that we incorporate in our hunting and outdoor products.

We have also introduced western influenced work boots for farmers and ranchers.  Most of these products are waterproof, insulated and utilize our proprietary comfort systems.  We also recently introduced some men’s and women’s casual western footwear for consumers enamored with western influenced fashion.

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear.  Georgia Boot footwear is sold at suggested retail price points ranging from $69.99 to $269.99.  This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments.  Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the work place.  All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

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

Durango

Durango is our moderately priced, high quality line of western footwear.  Launched in 1965, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear and apparel market.  Our current line of products is offered at suggested retail price points ranging from $19.99 to $209.99, and we market products designed for both work and casual wear.  Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion.  Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue.  Other products in the Durango line that target casual and fashion oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.

Lehigh

The Lehigh brand was launched in 1922 and is our moderately priced, high quality line of safety shoes sold at suggested retail price points ranging from $78.99 to $233.99.  Our current line of products is designed to meet occupational safety footwear needs.  Most of this footwear incorporates steel toes to protect workers and often incorporates other safety features such as metatarsal guards or non-slip outsoles.  Additionally, certain models incorporate durability features to combat abrasive surfaces or caustic substances often found in some work places.

With the shift in manufacturing jobs to service jobs in the U.S., Lehigh began marketing products for the hospitality industry.  These products have non-slip outsoles designed to reduce slips, trips and falls in hospitality environments where floors are often tiled and greasy.  Price points for this kind of footwear range from $39.99 to $86.99.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions.  The license to design, develop and manufacture footwear under the Michelin name was secured in 2006.  Suggested retail prices for the Michelin brand are from $34.99 to $249.99.  The license agreement for the Michelin brand expired on December 31, 2017, with the option to renew. We are currently working with Michelin on extending our agreement.

Sales and Distribution

Our products are distributed through three distinct business segments: wholesale, retail and military. See Note 15 of our consolidated financial statement for more information regarding our three business segments.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2017, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

We sell our products to wholesale accounts in the U.S. primarily through a dedicated in-house sales team who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products.  Our sales force is organized around major accounts, including Bass Pro Shops, Cabela’s, Dick’s Sporting Goods, Tractor Supply Company, Amazon and Kohl’s, and around our target markets: outdoor, work, duty, commercial military, lifestyle and western.  For our Rocky, Georgia Boot and Durango brands, our sales employees are organized around each brand and target a broad range of distribution channels.  All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our wholesale distribution channels vary by market:

•	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, online retailers, catalogs, and mass merchants.

•	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores, hardware stores and online retailers.

•	Our duty products are sold primarily through uniform stores, catalog specialists and online retailers.

•	Our commercial military products are sold primarily through base exchanges such as AAFES and consumer e-commerce websites.

•	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores, online retailers and more recently, fashion oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies under the Lehigh retail brand: Lehigh business-to-business including direct sales and through our Custom Fit websites, consumer e-commerce websites, and our stores, which include our outlet store and retail stores.

Websites

We sell our product lines on our websites at www.rockyboots.com,  www.georgiaboot.com,  www.durangoboot.com, www.lehighoutfitters.com,  www.lehighsafetyshoes.com,  www.slipgrips.com, and 4eursole.com.  We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products.  We also sell to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers.  Our customers’ employees order directly through their employers’ established Custom Fit website and the footwear is delivered directly to the consumer via a common freight carrier. Our customers include large, national companies such as Carnival Cruise Lines, Pepsi, Schneider, Whirlpool, Holland America Cruise Lines, and Waste Management.

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

Retail Stores

Lehigh’s successful continued focus on converting our customers from delivery via our mobile and retail stores to purchasing via our Custom Fit sites and delivery direct has led to the continued reduction of the mobile and retail stores in the past several years.  In 2018, we will no longer continue to service the New York City Transit Authority with mobile stores.

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

We have focused the majority of our advertising efforts on both digital advertising and consumer advertising in support of our retail partners. Digital advertising includes online brand level marketing, search engine pay-per-click, retargeting and social media targeting. A key component to supporting our retail partners includes in-store point of purchase materials that add a dramatic focus to our brands and the products our retail partners carry.  We also advertise through targeted national and local cable programs and print publications aimed at audiences that share the demographic profile of our typical customers.  In addition, we promote our products on national radio broadcasts and through event sponsorships.  These sponsorships provide significant national exposure for all of our brands as well as a direct connection to our target consumer.  Our print advertisements and radio and television commercials emphasize the technical features of our products as well as their high quality, comfort, functionality and durability.

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

Quality control is stressed at every stage of the manufacturing process and is monitored by trained quality assurance personnel at each of our manufacturing facilities, including our third-party factories.  In addition, we utilize a team of procurement, quality control and logistics employees in our China office to visit factories to conduct quality control reviews of raw materials, work in process inventory and finished goods.  We also utilize quality control personnel at our finished goods distribution facilities to conduct quality control testing on incoming sourced finished goods and raw materials and inspect random samples from our finished goods inventory from each of our manufacturing facilities to ensure that all items meet our high-quality standards.

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada, South America, Europe, Australia and Asia.  We ship our products from our finished goods distribution facility located in Logan, Ohio and third-party logistics operations in Sumner, Washington and Ontario, Canada.  In early 2018 the Washington and Canada logistics operations will be wound down and closed. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico.  Net sales to foreign countries represented approximately 3.0% of net sales in 2017,  2.8% of net sales in 2016, and 4.8% of net sales in 2015.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico.  In addition, we utilize an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $3.2 million at December 31, 2017,  $3.7 million at December 31, 2016, and $4.1 million at December 31, 2015.

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

Backlog

	Years Ended December 31,
($ in millions)	2017	2016
Wholesale Backlog	$16.3	$16.7
Military Backlog	26.2	0.3
Total Backlog	$42.5	$17.0

Our backlog consists of all open orders as of December 31st of the corresponding year to be shipped at any point in the future. Additionally, factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results.

Patents, Trademarks and Trade Names

We own numerous design and utility patents for footwear, footwear components (such as insoles and outsoles) and outdoor apparel in the U.S. and in foreign countries including Canada, Mexico, China and Taiwan.  We own U.S. and certain foreign registrations for the trademarks used in our business, including our trademarks Rocky, Georgia Boot, Durango, and Lehigh.  In addition, we license trademarks, including Gore-Tex and Michelin, in order to market our products.

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

Our license with Michelin Lifestyle Limited permits us to use the Michelin brand and related marks on our products.  Our license agreement with Michelin Lifestyle Limited to use the Michelin name expired on December 31, 2017, with the option to renew. We are currently working with Michelin on extending our agreement.

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

Employees

At December 31, 2017,  we had approximately 2,079 employees of which approximately 2,061 are full time employees.  Approximately 1,728 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico.  None of our employees are represented by a union.  We believe our relations with our employees are good.

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

The current political climate has introduced greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries.    We source products from manufacturers located outside of the U.S., primarily in China.   Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

We conduct a portion of our business pursuant to U.S. military contracts, which are subject to unique risks.

We conduct a portion of our business pursuant to U.S. military contracts which are subject to unique risks.  In 2017,  15.1% of our revenues were earned pursuant to U.S. military contracts.  Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.  The U.S. military may modify, curtail or choose not to renew one or more of our contracts.  In addition, funding pursuant to our U.S. military contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints and/or changes in U.S. military strategy.  Our contracts with the U.S. military are fixed-price contracts.  While fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. The U.S. military provides preference on contract bids to small businesses and our current company structure classifies us as a large business which could have an effect on our ability to be awarded new contracts in the future.

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

Our outdoor and insulated products are seasonal and are sensitive to weather conditions.

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

The growth of our business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt financing.  We cannot assure that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all.  Our revolving credit facility contains provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion.  Security interests in substantially all of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under our revolving credit facility.  Moreover, the actual availability of funds under our revolving credit facility is limited to specified percentages of our eligible inventory and accounts receivable.  Accordingly, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our revolving credit facility.  As a result, we may not be able to finance our current expansion plans.

We must comply with the restrictive covenants contained in our revolving credit facility.

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities.  Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on our financial condition.  Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At December 31, 2017, there was no triggering event and the covenant was not in effect.

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

We rely on our distribution center in Logan, Ohio and if there is a natural disaster or other serious disruption at this facility, we may be unable to deliver merchandise effectively to our retailers.

We rely on our distribution center located in Logan, Ohio. Any natural disaster or other serious disruption at any of this facility due to fire, tornado, flood, terrorist attack or any other cause could damage a portion of our inventory or impair our ability to use our distribution center as a docking location for merchandise.  Either of these occurrences could impair our ability to adequately supply our retailers and harm our operating results.

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

We own U.S. registrations for many our trademarks, trade names and designs, including such marks as Rocky, Georgia Boot, Durango, and Lehigh. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks.  Over time, we have increased distribution of our goods in several foreign countries.  Accordingly, we have applied for trademark registrations in a number of these countries.  We intend to enforce our trademarks and trade names against unauthorized use by third parties.

Our success depends on our ability to forecast sales.

Our investments in infrastructure and product inventory are based on sales forecasts and are necessarily made in advance of actual sales.  The markets in which we do business are highly competitive, and our business is affected by a variety of factors, including brand awareness, changing consumer preferences, product innovations, susceptibility to fashion trends, retail market conditions, weather conditions and economic conditions, and other factors.  One of our principal challenges is to improve our ability to predict these factors in order to enable us to better match production with demand.  In addition, our growth over the years has created the need to increase the investment in infrastructure and product inventory and to enhance our systems.  To the extent sales forecasts are not achieved, costs associated with the infrastructure and carrying costs of product inventory would represent a higher percentage of revenue, which would adversely affect our business, financial condition, results of operations and cash flows.

A privacy breach could have a material adverse effect on the Company's business and reputation.

We rely heavily on digital technologies for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of customer data and employee information. We also rely on third parties to process credit card transactions, perform online e-commerce and social media activities and retain data relating to the Company’s financial position and results of operations, strategic initiatives and other important information.  Despite the security measures we have in place, our facilities and systems and those of our third-party service providers, may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.  Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could damage our reputation and our customers’ willingness to purchase our products, which may adversely affect our business.  In addition, we could incur liabilities and remediation costs, including regulatory fines, reimbursement or other compensatory costs, additional compliance costs, and costs for providing credit monitoring or other benefits to customers or employees affected. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We own our 25,000 square foot executive offices that are located in Nelsonville, Ohio, which are utilized by all segments.  We also own our 192,000 square foot finished goods distribution facility in Logan, Ohio, which is utilized by our wholesale and retail segments.  We also own our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our retail segment. We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the wholesale and military segments. These leases expire in 2019.  In the Dominican Republic, we lease seven stand-alone manufacturing facilities, which are utilized by all segments, as follows:

Square Footage	Lease Expiration
28,684	2018
34,373	2018
20,135	2018
93,097	2019
36,186	2019
23,476	2020
16,797	2021

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “RCKY.”  The following table sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market:

			Dividends
Quarter Ended	High	Low	Per Share
March 31, 2016	$13.55	$9.67	$0.11
June 30, 2016	$13.95	$10.70	$0.11
September 30, 2016	$12.68	$10.17	$0.11
December 31, 2016	$11.65	$9.95	$0.11
March 31, 2017	$12.80	$10.25	$0.11
June 30, 2017	$15.70	$10.70	$0.11
September 30, 2017	$15.00	$12.20	$0.11
December 31, 2017	$20.15	$13.40	$0.11

On February 28, 2018, the last reported sales price of our common stock on the NASDAQ Global Select Market was $18.40 per share.  As of February 28, 2018, there were 79 shareholders of record of our common stock.

Dividends

During 2013, our board of directors adopted a dividend policy under which the Company intends to pay a cash dividend on its common stock. Dividends paid were as follows:

	For the years ended December 31,
	2017	2016	2015
Dividends Paid	$3,269,418	$3,297,066	$3,252,254

Performance Graph

The following performance graph compares our performance of the Company with the NASDAQ Composite Index and the Standard & Poor’s Footwear Index, which is a published industry index.  The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2012, in our common stock, and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor’s Footwear Index and that all dividends were reinvested.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares purchased (1)	Average price paid per share (or unit)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)

October 1, 2017 - October 31, 2017	2,717	$13.46	$6,811,663
November 1, 2017 - November 30, 2017	-	-	6,811,663
December 1, 2017 - December 31, 2017	-	-	6,811,663
Total	2,717	$13.46	$6,811,663

(1)	The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.
(2)

The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

In  March 2017, the Company announced a $7,500,000 share repurchase plan. The repurchase program terminated on March 1, 2018. On March 1, 2018, the Company announced a new $7,500,000 share repurchase program that will replace the 2017 plan and will expire on March 1, 2019.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

($ in thousands, except for per share data)	For the years ended December 31,
	2017	2016	2015	2014	2013
Income statement data
Net sales	$253,197	$260,259	$269,302	$286,242	$244,871
Gross margin (% of sales)	31.9%	29.5%	33.0%	33.7%	34.1%
Net income (loss)	$9,587	$(2,139)	$6,603	$9,845	$7,373
Dividends paid on common stock	3,269	3,297	3,252	3,018	2,255

Earnings per share
Net income
Basic	$1.29	$(0.29)	$0.87	$1.30	$0.98
Diluted	1.29	(0.29)	0.87	1.30	0.98

Weighted average common shares outstanding
Basic	7,428	7,505	7,563	7,545	7,517
Diluted	7,450	7,505	7,574	7,548	7,517

Balance sheet data
Inventory	$65,622	$69,168	$76,991	$85,237	$78,172
Total assets	$173,479	$178,939	$192,833	$213,228	$199,025
Working capital	$99,160	$101,060	$113,442	$124,773	$118,242
Long-term debt, less current maturities	$2,199	$14,584	$23,700	$36,270	$38,388
Shareholders' equity	$141,093	$135,093	$142,121	$138,348	$131,213

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2017, and our capital resources and liquidity as of December 31, 2017 and 2016.  Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries.  Our fiscal year begins on January 1 and ends on December 31.  We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments.  We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements.  We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

EXECUTIVE OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brand Michelin.

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

FINANCIAL SUMMARY

•

Net sales of the wholesale segment decreased $10.3 million in 2017 from prior year primarily due to decreased sales in our work and commercial military categories. The decrease in 2017 is primarily due to the discontinuation of a private label work program in the third quarter of 2016 and a decrease in commercial military sales in the second and third quarter of 2017 as we were unable to anniversary the large initial sell-ins of new boots that took place in 2016 when the color pattern changed from tan to coyote.

•

Net sales of the retail segment increased $2.4 million in 2017 from the prior year primarily as a result of a significant increase in our Lehigh business which includes our business to business web platforms.

•

Net sales of the military segment increased $0.8 million in 2017 from the prior year which resulted in a record year.  From time to time, we bid on military contracts when they become available.  Our sales under such contracts are dependent on us winning the bids for these contracts and the purchase orders received on these contracts. We are currently fulfilling several multiyear contracts for the U.S. military.

•

Gross margin of the wholesale segment increased $0.7 million in 2017 from the prior year as a result of higher margins due to a combination of better full price selling, less discounting and the discontinuation of a lower margin private label program.  Gross margin of the wholesale segment as a percent of sales for 2017 was 230 basis points more than the prior year.

•

Retail gross margin for 2017 was $21.2 million or 43.8%, compared to $21.1 million or 45.9% in 2016.  The 210 basis point decrease was largely due to the increase in our Lehigh sales which carries a lower margin than our e-commerce business.

•

Gross margin of the military segment increased $3.3 million in 2017 over the prior year due primarily to increased efficiencies in our Puerto Rico facility partially offset by the additional expenses incurred due to the disruption from Hurricanes Maria and Irma.

•

Selling, general and administrative expenses decreased $6.7 million in 2017 from prior year primarily as result of lower compensation expenses due to the reorganizational changes made in the third quarter of 2016 as well as decreased depreciation expenses.

•	Net interest expense decreased $0.2 million in 2017 from the prior year due to lower overall levels of debt partially offset by an increase in the effective interest rate.

•

Net income increased $11.7 million in 2017 from prior year results primarily due to increased margins along with a decrease in operating expenses year over year. There were also significant one-time charges in both 2017 and 2016. In 2017, we recognized an income tax benefit in the fourth quarter of $3.2 million associated with Tax Cuts and Jobs Act (TCJA). The income tax benefit was partially offset by the $1.6 million loss, after-tax, on the sale of the Creative Recreation brand. In 2016, after-tax, we recognized a $2.0 million impairment of our Creative Recreation trade name and a reorganizational charge of $0.8 million.

•	Total debt at December 31, 2017 was $2.2 million or $12.4 million lower than the prior year.

•

Our cash from operating activities decreased $4.2 million in 2017 over the prior year, primarily the result of an increase in accounts receivable partially offset by lower inventories and increased accounts payable.

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

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Years Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.1	70.5	67.0
Gross margin	31.9	29.5	33.0
SG&A expense	27.2	29.1	29.1
Reorganizational charge	-	0.4	-
Impairment charge	-	1.2	-
Income from operations	4.7%	(1.2)%	3.9%

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net sales.  Net sales decreased 2.7% to $253.2 million for 2017 compared to $260.3 million the prior year.  Wholesale sales decreased $10.3 million to $166.7 million for 2017 compared to $176.9 million for 2016.  The decrease in wholesale sales was primarily the result of decreased sales in our work and commercial military categories.  The decrease in 2017 are primarily the result of the discontinuation of a private label work program in the third quarter of 2016 and a decrease in commercial military sales in the second and third quarter of 2017 as we were unable to anniversary the large initial sell-ins of new boots that took place in 2016 when the color pattern changed from tan to coyote.  Retail sales increased to $48.4 million for 2017 compared to $45.9 million for 2016.  The $2.4 million increase in retail sales resulted from a significant increase in our Lehigh business which includes our business to business web platforms.  Military segment sales were $38.2 million for 2017 compared to $37.4 million in 2016.  We bid on military contracts when they become available.  Our U.S Military sales are dependent on us winning bids for contracts and the purchase orders received on these contracts. We are currently fulfilling several multiyear contracts for the U.S. military. Average list prices in 2017 for our footwear, apparel and accessories were comparable to 2016.

Gross margin.  Gross margin increased to $80.8 million or 31.9% of net sales for 2017 compared to $76.7 million or 29.5% of net sales for the prior year. Wholesale gross margin for 2017 was $54.2 million, or 32.5% of net sales, compared to $53.5 million, or 30.2% of net sales in 2016.  The 230 basis point increase was largely due to higher margins due to a combination of better full price selling, less discounting and the discontinuation of a lower margin private label program.  Retail gross margin for 2017 was $21.2 million or 43.8%, compared to $21.1 million or 45.9% in 2016.  The 210 basis point decrease was largely due to the increase in our Lehigh sales which carries a lower margin than our e-commerce business.  Military gross margin in 2017 was $5.4 million, or 14.2% of net sales, compared to $2.2 million, or 5.8% of net sales in 2016. The increase in military margin is primarily due to increased efficiencies in our Puerto Rico facility partially offset by the additional expenses incurred due to the disruption from Hurricanes Maria and Irma.

SG&A expenses.  SG&A expenses were $68.9 million, or 27.2% of net sales in 2017 compared to $75.6 million, or 29.1% of net sales for 2016.  The net decrease primarily reflected lower compensation expenses due to the reorganizational changes made in the third quarter of 2016 as well as decreased depreciation expenses.

Reorganizational Charge. During the quarter ended September 30, 2016, we recorded $0.8 million after-tax in a reorganizational charge consisting of severance. The purpose of this reorganization was to maximize profitability, drive long-term revenue growth and maximize shareholder value.

Impairment Charge. During the quarter ended December 31, 2016, we recorded a $2.0 million after-tax non-cash impairment charge as a result of our 2016 indefinite-lived intangible test for the Creative Recreation trademark.

Interest expense.  Interest expense was $0.4 million in 2017, compared to $0.6 million for the prior year.  The decrease in interest expense in 2017 from the prior year was due to lower overall levels of debt partially offset by an increase in the effective interest rate.

Income taxes.  Income tax benefit was $0.2 million in 2017, compared to an income tax benefit of $1.5 million for the same period a year ago.  Our income tax benefit for 2017 was a result of the Tax Cuts and Jobs Act (TCJA), more specifically the reduction in the statutory rate applied to our deferred tax liabilities. This benefit was reduced by transition taxes on previously unremitted earnings of non—U.S.  subsidiaries and taxes due on $9.4 million of pretax income.

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

Reorganizational Charge. During the quarter ended September 30, 2016, we recorded $0.8 million after-tax in a reorganizational charge consisting of severance. The purpose of this reorganization was to maximize profitability, drive long-term revenue growth and maximize shareholder value.

Impairment Charge. During the quarter ended December 31, 2016, we recorded a $2.0 million after-tax non-cash impairment charge as a result of our 2016 indefinite-lived intangible test for the Creative Recreation trademark.

Interest expense.  Interest expense was $0.6 million in 2016, compared to $0.7 million for the prior year.  The decrease in interest expense in 2016 from the prior year was due to lower overall levels of debt.

Income taxes.  Income tax benefit was $1.5 million in 2016, compared to an income tax expense of $3.1 million for the same period a year ago.  The decrease in income tax expense for 2016 was due to a $13.3 million decrease in pretax income. The effective tax rate for 2016 was 40.9% compared to 31.8% for 2015. The effective tax rate for 2016 increased over 2015 as a result of a decrease in our permanent capital investment in the Dominican Republic which increased the dividends paid for U.S income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our working capital decreased to $99.2 million at December 31, 2017, compared to $101.1 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology.  Capital expenditures were $4.3 million for 2017 and $6.0 million in 2016. Capital expenditures for 2018 are anticipated to be approximately $4.1 million.

We lease certain machinery, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options.  Future minimum lease payments under non-cancelable operating leases are outlined in further detail in Note 8.

We believe that our credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility please see Note 7

As a result of the Tax Cuts and Jobs Act (TCJA) passed in December 2017, the Company has recorded a liability of $2.5 million related to the taxation of unremitted earnings of non-U.S. subsidiaries, which will be paid over eight years. The Company does not expect this to have a material impact on its current or future liquidity.

Cash Flows

($ in millions)	2017	2016	2015
Operating activities	$17.1	$21.3	$23.2
Investing activities	(1.6)	(5.8)	(8.6)
Financing activities	(16.3)	(14.4)	(15.8)
Net change in cash and cash equivalents	$(0.8)	$1.1	$(1.2)

Operating Activities.  The principal sources of net cash in 2017 included lower inventories and increases to accounts payable and long-term taxes payable. These sources of net cash were partially offset by an increase in accounts receivable. The principal sources of net cash in 2016 included lower balances of accounts receivable and inventory, in addition to an increase in accounts payable. Principal sources of net cash in 2015 included lower balances of accounts receivable and inventory, which were partially offset by lower balances of accounts payable and other accrued liabilities.

Investing Activities. The principal use of cash in 2017,  2016 and 2015 was for the purchase of molds and equipment associated with our manufacturing and distribution operations and for information technology software and system upgrades. An offsetting impact to the use of cash in 2017 was cash collected for the sale of the Creative Recreation brand in the fourth quarter of 2017.

Financing Activities.  Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity.  Our financing activities during 2017,  2016, and 2015 principally were net repayments under the revolving line of credit facility and payments of dividends.

The Board of Directors approved a common stock repurchase program in March 2017 that expired on March 1, 2018. On March 1, 2018, the Company announced a new $7,500,000 share repurchase program that will replace the 2017 plan and will expire on March 1, 2019. Management could decide to repurchase additional shares under either program up through the date of expiration of the program. For additional information regarding this share repurchase program see Note 11.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2017 resulting from financial contracts and commitments.  We have not included information on our recurring purchases of materials for use in our manufacturing operations.  These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2017:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$2.2	$-	$2.2	-	$-
Taxes payable (1)	2.5	0.2	0.6	$0.6	1.1
Minimum operating lease commitments	1.4	0.8	0.6	-	-
Expected cash requirements for interest (2)	0.8	0.4	0.4	-	-
Total contractual obligations	$6.9	$1.4	$3.8	$0.6	$1.1

(1)	Represents one-time transition tax payable related to known amounts of cash taxes payable in future years as a result of the TCJA. For further information, refer to Note 10.
(2)	No payments are reflected in the above table after the credit facility matures in November 2019.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At December 31, 2017, no such losses existed.

Our ongoing business activities continue to be subject to compliance with various laws, rules and regulations as may be issued and enforced by various federal, state and local agencies.  With respect to environmental matters, costs are incurred pertaining to regulatory compliance.  Such costs have not been, and are not anticipated to become, material.

We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business.  We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities, also known as “Variable Interest Entities.”  Additionally, we do not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits.  Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions.  We were able to mitigate the effects of inflation during 2017,  2016, and 2015 due to these factors.  It is anticipated that any inflationary pressures during 2018 could be offset through possible price increases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements, which is incorporated by reference into this MD&A, describes the significant accounting policies we use in our Consolidated Financial Statements.

An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. The most significant accounting policies and estimates and their related application are discussed below.

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

Sales returns and allowances as a percentage of sales for the years below were as follows:

	2017	2016	2015
Sales, returns, and allowances	3.9%	3.8%	3.5%

Inventories

Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories.  Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable and we have been able to liquidate slow moving or obsolete inventories at amounts above cost through our factory outlet stores or through various discounts to customers.  Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of our inventory reserves and makes adjustments as required. See Note 3 for additional information regarding inventories.

Intangible assets

Intangible assets, including trademarks and patents, are reviewed for impairment annually, and more frequently, if necessary.  We perform such testing of indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.

In assessing whether indefinite-lived intangible assets are impaired, we must make certain estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, weighted average cost of capital and other factors such as; discount rates, royalty rates, cost of capital, and market multiples to determine the fair value of our assets.  These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each of our other indefinite-lived intangible assets.  Future events could cause us to conclude that indications of intangible asset impairment exist.  Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting segment.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. See Note 5 for additional information regarding intangible assets.

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

On December 22, 2017, the U.S. enacted the TCJA, which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

Other significant changes to U.S. income taxes resulting from TCJA will be reflected in 2018. In addition to the reduction of the corporate tax rate, changes in the taxation of foreign earnings and the deductibility of expenses are still being evaluated by the Company and could have a material impact on the company’s effective tax rate.

Concurrent with the enactment of the tax reform legislation on December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 ("SAB 118") to address concerns regarding the ability of a reporting entity to timely comply with the accounting requirements to recognize all the effects of the Act in the period of enactment. Under SAB 118, the Company has up to 12 months from the enactment date to complete the accounting for some or all of the income tax effects triggered by the enactment of the law. The Company has recorded a provisional estimate of the expected tax liability as required under SAB 118 and intends to finalize the computations on or before the due date of the U.S. corporate tax return in October 2018.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2017 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

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

The following item is market rate sensitive for interest rates for the Company:  long-term debt consisting of a credit facility (as described below) with a balance at December 31, 2017 of $2.2 million.  For additional information about our credit facility see Note 7. We have no other long-term debt maturities.

We do not have any interest rate management agreements as of December 31, 2017.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Rocky Brands, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, 2016 and 2015 and the related notes and the financial statement schedule listed in the index at Item 15(a)(2), (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based upon criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error.  Our audits included performed procedures to assess the risks of material misstatement of financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Schneider Downs & Co., Inc.

We have served as the Company’s auditor since 2007.

Columbus, Ohio

March 12, 2018

Rocky Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,680,776	$4,480,505
Trade receivables, net	45,027,002	40,844,583
Other receivables	806,468	688,251
Inventories	65,622,432	69,168,442
Income tax receivable	1,849,237	1,243,678
Prepaid expenses	2,199,648	2,354,107
Total current assets	119,185,563	118,779,566
PROPERTY, PLANT & EQUIPMENT – net	23,781,001	26,511,493
IDENTIFIED INTANGIBLES	30,314,749	33,415,694
OTHER ASSETS	197,977	232,509
TOTAL ASSETS	$173,479,290	$178,939,262

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$12,982,535	$11,589,040
Accrued expenses:
Salaries and wages	1,754,681	949,894
Taxes - other	599,793	842,325
Accrued freight	770,219	534,070
Commissions	455,845	446,703
Accrued duty	2,160,847	1,980,598
Other	1,301,931	1,377,281
Total current liabilities	20,025,851	17,719,911
LONG TERM DEBT	2,199,423	14,584,008
LONG TERM TAXES PAYABLE	2,286,512	-
DEFERRED INCOME TAXES	7,726,234	11,365,800
DEFERRED LIABILITIES	148,408	176,219
TOTAL LIABILITIES	32,386,428	43,845,938
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding December 31, 2017 - 7,398,654 and December 31, 2016 - 7,421,455	68,973,927	69,291,637
Retained earnings	72,118,935	65,801,687
Total shareholders' equity	141,092,862	135,093,324
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,479,290	$178,939,262

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	December 31,
	2017	2016	2015
NET SALES	$253,196,972	$260,258,584	$269,302,023
COST OF GOODS SOLD	172,428,155	183,528,494	180,410,184
GROSS MARGIN	80,768,817	76,730,090	88,891,839

OPERATING EXPENSES
Selling, general and administrative expenses	68,943,561	75,631,490	78,402,079
Reorganizational charge	-	1,159,527	-
Impairment charge	-	3,000,000	-
Total Operating Expenses	68,943,561	79,791,017	78,402,079

INCOME (LOSS) FROM OPERATIONS	11,825,256	(3,060,927)	10,489,760

OTHER INCOME AND (EXPENSES):
Interest expense	(389,586)	(616,567)	(696,827)
Other – net	15,450	59,020	(105,433)
Loss on disposition of Creative Recreation	(2,089,816)	-	-
Total other - net	(2,463,952)	(557,547)	(802,260)

INCOME (LOSS) BEFORE INCOME TAXES	9,361,304	(3,618,474)	9,687,500

INCOME TAX (BENEFIT) EXPENSE	(225,362)	(1,479,078)	3,084,343

NET INCOME (LOSS)	$9,586,666	$(2,139,396)	$6,603,157

INCOME (LOSS) PER SHARE
Basic	$1.29	$(0.29)	$0.87
Diluted	$1.29	$(0.29)	$0.87
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,428,176	7,505,219	7,563,205
Diluted	7,450,312	7,505,219	7,574,172

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Loss	Earnings	Equity

BALANCE - December 31, 2014	7,550,126	$70,460,672	$-	$67,887,246	$138,347,918
YEAR ENDED DECEMBER 31, 2015
Net income				6,603,157	6,603,157
Dividends paid on common stock				(3,252,254)	(3,252,254)
Stock issued and options exercised including tax benefits	600	8,742			8,742
Stock compensation expense	16,545	412,978			412,978
BALANCE - December 31, 2015	7,567,271	$70,882,392	$-	$71,238,149	$142,120,541

YEAR ENDED DECEMBER 31, 2016
Net loss				$(2,139,396)	$(2,139,396)
Dividends paid on common stock				(3,297,066)	(3,297,066)
Repurchase of common stock	(175,632)	$(1,950,114)			(1,950,114)
Stock compensation expense	29,816	359,359			359,359
BALANCE - December 31, 2016	7,421,455	$69,291,637	$-	$65,801,687	$135,093,324

YEAR ENDED DECEMBER 31, 2017
Net income				9,586,666	9,586,666
Dividends paid on common stock				(3,269,418)	(3,269,418)
Repurchase of common stock	(51,533)	(688,337)			(688,337)
Stock issued and options exercised including tax benefits	1,050	14,236			14,236
Stock compensation expense	27,682	356,391			356,391
BALANCE - December 31, 2017	7,398,654	$68,973,927	$-	$72,118,935	$141,092,862

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,586,666	$(2,139,396)	$6,603,157
Adjustments to reconcile net income (Loss) to net cash provided by operating activities:
Depreciation and amortization	6,507,294	7,720,836	7,188,123
Deferred income taxes	(3,639,566)	(602,991)	332,650
Loss on disposal of fixed assets	120,284	47,712	19,500
Loss on disposition of Creative Recreation	2,089,816	-	-
Reorganizational charge	-	486,496	-
Impairment charge	-	3,000,000	-
Stock compensation expense	356,391	359,359	412,978
Change in assets and liabilities:
Receivables	(6,074,903)	3,273,852	11,150,897
Inventories	4,046,981	7,822,617	8,245,983
Income tax receivable	(605,559)	(1,114,979)	(128,699)
Other current assets	154,459	176,410	22,925
Other assets	34,532	26,303	40,678
Accounts payable	1,359,795	2,346,865	(6,004,991)
Accrued and other liabilities	884,634	(104,743)	(4,640,636)
Long-term taxes payable	2,286,512	-	-
Net cash provided by operating activities	17,107,336	21,298,341	23,242,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,308,346)	(5,906,479)	(8,654,642)
Proceeds from sales of fixed assets	330,118	44,764	17,495
Proceeds from the sale of Creative Recreation	2,399,267	-	-
Investment in trademarks and patents	-	-	(1,176)
Net cash used in investing activities	(1,578,961)	(5,861,715)	(8,638,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	61,779,493	71,255,424	68,423,672
Repayments on revolving credit facility	(74,164,078)	(80,371,505)	(80,993,956)
Proceeds from stock options	14,236	-	8,742
Repurchase of common stock	(688,337)	(1,950,114)	-
Dividends paid on common stock	(3,269,418)	(3,297,066)	(3,252,254)
Net cash used in financing activities	(16,328,104)	(14,363,261)	(15,813,796)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(799,729)	1,073,365	(1,209,554)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,480,505	3,407,140	4,616,694
END OF PERIOD	$3,680,776	$4,480,505	$3,407,140

See notes to consolidated financial statements

ROCKY BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2017, 2016 AND 2015

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

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, and Lehigh. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around seven target markets: outdoor, work, duty, commercial military, western, lifestyle and military.  In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our retail business includes direct sales of our products to consumers through our business to business web-platform, e-commerce websites and our Rocky outlet store. We also sell footwear under the Rocky label to the U.S. military.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $177,000 and $1,041,000 at December 31, 2017 and 2016, respectively.  The Company records the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

Concentration of Credit Risk - We have significant transactions with a large number of customers.  No customer represented 10% of trade receivables - net as of December 31, 2017 and 2016.  Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry.  We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

Supplier and Labor Concentrations - We purchase raw materials from a number of domestic and foreign sources.  We produce a portion of our shoes and boots in our Dominican Republic operation and in our Puerto Rico operation.  We are not aware of any governmental or economic restrictions that would alter these current operations.

We source a significant portion of our footwear, apparel and gloves from manufacturers in Asia, primarily China.  We are not aware of any governmental or economic restrictions that would alter our current sourcing operations.

Inventories - Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  Reserves are established for inventories when the net realizable value (NRV) is deemed to be less than its cost based on our periodic estimates of NRV.

Property, Plant and Equipment - The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5-40
Machinery and equipment	3-8
Furniture and fixtures	3-8
Lasts, dies, and patterns	3

For income tax purposes, the Company generally computes depreciation utilizing accelerated methods.

Identified intangible assets - Identified intangible assets consist of indefinite lived trademarks and definite lived trademarks, and patents. Indefinite lived intangible assets are not amortized.

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

In accordance with the accounting standard for “Intangibles – Goodwill and Other”, we test intangible assets with indefinite lives for impairment annually or when conditions indicate impairment may have occurred.  We perform such testing of our indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 5 for more information.

Comprehensive Income - Comprehensive income includes changes in equity that result from transactions and economic events from non-core operations. Comprehensive income is composed of two subsets – net income and other comprehensive income. There were no material other comprehensive income items therefore no Statement of Comprehensive Income was presented.

Advertising - We expense advertising costs as incurred.  Advertising expense was approximately $7,095,000, $8,079,000, and $9,869,000 for 2017, 2016 and 2015, respectively.

Revenue Recognition  - Revenue and related cost of goods sold are recognized at the time products are shipped to the customer and title transfers.  Revenue is recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends.  Net sales include royalty income from licensing our brands. Based on our analysis of ASU 2014-09, we do not feel the new revenue recognition standard will have a material impact on our consolidated financial statements upon adoption in 2018, but will result in expanded disclosures. We will apply the modified retrospective adoption method to all contracts that were not completed as of December 31, 2017. While we do not expect the adoption of this standard to have a material impact on the consolidated financial statements, revenues from substantially all wholesale, retail, and military sales will be recognized upon shipment, which is a change in some instances where the revenue was not recognized until the delivery to the customer under ASC 605.

Shipping Costs - In accordance with the accounting standard for revenue recognition, all shipping costs billed to customers have been included in net sales.  All outbound shipping costs to customers have been included in selling, general and administrative costs and totaled approximately $8,133,000 $7,851,000, and $8,500,000 in 2017, 2016 and 2015, respectively.

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

2.   ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain ASUs on its Consolidated Financial Statements or Notes to the Consolidated Financial Statements:

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

Q1 2018

The Company does not anticipate the adoption of this standard will have a material impact on the Company's financial statements and has elected to apply the modified retrospective method of adoption. For additional information please see Note 1.

Accounting Standards Adopted in the Current Year

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

The Company adopted this ASU in the first quarter of 2017, which did not have a material effect on the consolidated financial statements. Upon adoption, The Company has elected to continue incorporating an estimate for forfeitures for share-based compensation with a service condition.

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

The Company has adopted this ASU in the first quarter of 2017, which did not have an effect on the consolidated financial statements.
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

The Company has adopted this ASU in the first quarter of 2017, which did not have an effect on the consolidated financial statements.

3.   INVENTORIES

Inventories are comprised of the following:

	December 31,
	2017	2016

Raw materials	$11,394,657	$14,260,416
Work-in-process	709,406	751,519
Finished goods	53,518,369	54,156,507
Total	$65,622,432	$69,168,442

4.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	December 31,
	2017	2016
Land	$671,035	$671,035
Buildings	20,219,772	20,606,826
Machinery and equipment	44,522,544	45,124,554
Furniture and fixtures	2,444,248	2,849,091
Lasts, dies and patterns	16,350,278	15,593,484
Construction work-in-progress	1,624,480	464,345
Total	85,832,357	85,309,335

Less - accumulated depreciation	(62,051,356)	(58,797,842)

Net Fixed Assets	$23,781,001	$26,511,493

We incurred approximately $6,386,000, $7,589,000, and $7,053,000 in depreciation expense for 2017, 2016 and 2015, respectively.

During the fourth quarter of 2017 the Creative Recreation brand was sold. As part of this sale, approximately $236,000 of molds and lasts was sold. See Note 19 for additional information regarding the sale of Creative Recreation.

5.    IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross		Accumulated	Carrying
December 31, 2017	Amount		Amortization	Amount
Trademarks
Wholesale	$27,192,281	$		$27,192,281
Retail	2,900,000			2,900,000
Patents	895,477		673,009	222,468
Customer Relationships	-		-	-
Total Intangibles	$30,987,758		$673,009	$30,314,749

	Gross		Accumulated	Carrying
December 31, 2016	Amount		Amortization	Amount
Trademarks
Wholesale	$29,343,578		$-	$29,343,578
Retail	2,900,000		-	2,900,000
Patents	2,595,477		2,376,694	218,783
Customer Relationships	2,200,000		1,246,667	953,333
Total Intangibles	$37,039,055		$3,623,361	$33,415,694

The weighted average life for our patents is 4.3 years.

A schedule of approximate amortization expense related to finite-lived intangible assets is as follows:

Amortization
Expense
2017	$121,000
2016	132,000
2015	135,000

A schedule of approximate future expected amortization expense related to finite-lived intangible assets is as follows:

Amortization
Expense
2018	$41,000
2019	33,000
2020	31,000
2021	26,000
2022	22,000
2023+	69,000

During the fourth quarter of 2017 the Creative Recreation brand was sold. Included in the sale were $2.1 million of trademarks and $880,000 of customer relationships. See Note 19 for more information regarding the sale of Creative Recreation.

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

2017 Impairment Testing

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount.  The results of our 2017 indefinite-lived intangible impairment testing indicated that all reporting unit intangible asset fair values exceed their respective carrying values.

2016 Impairment Testing

The results of our 2016 indefinite-lived intangible impairment testing of the Creative Recreation trademark indicated a carrying value in excess of the fair value based on the Company’s outlook for future operating results.  Accordingly, we recorded a $3,000,000 non-cash impairment charge for the Creative Recreation trademark in the fourth quarter of 2016.  The carrying value of the Creative Recreation trademark indefinite-lived intangible assets was $2.1 million, as of December 31, 2016. The fair value of intangible assets at each of the remaining reporting units exceed their respective carrying amounts as of December 31, 2016.

2015 Impairment Testing

The results of our 2015 indefinite-lived intangible impairment testing indicated that all reporting unit intangible asset fair values exceed their respective carrying values.

6.   OTHER ASSETS

Other assets consist of the following:

	December 31,
	2017	2016
Deferred financing costs, net	$58,921	$89,662
Other	139,056	142,847
Total	$197,977	$232,509

7.   LONG-TERM DEBT

In December 2014, we amended and restated our financing agreement with PNC Bank (“PNC”) to increase the credit facility to $75.0 million and extend the term of the facility an additional five years to November 2019. The credit facility’s base interest rate is the current prime rate less 0.25%, however the credit facility provides us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate is determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days.

The Company’s credit facility borrowings consist of the following:

	December 31,
	2017	2016

LIBOR borrowings	-	$12,000,000
Prime borrowings (1)	$2,199,423	2,584,008
Total credit facility borrowings	$2,199,423	$14,584,008

(1)	December 31, 2017 effective rate of 4.25%. Variable effective rate at December 31, 2017, based on Prime - 0.25%

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2017, we had total capacity of $63.6 million.

Credit Facility Covenants

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement).  At December 31, 2017, there was no triggering event and the covenant was not in effect.  Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. Please see Note 11 for more information regarding dividends paid.

8.   OPERATING LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options.  We incurred approximately $1,371,000, $1,279,000, and $1,335,000 in rent expense under operating lease arrangements for 2017, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ended December 31:

Years ended
December 31,
2018	$789,903
2019	309,991
2020	186,651
2021	80,335
2022	7,334
Total	$1,374,214

9.   BENEFIT PLAN

We sponsor a 401(k) savings plan for eligible employees.  We provide a contribution of 3% of applicable salary to the plan for all employees with greater than six months of service.  Additionally, we match eligible employee contributions at a rate of 0.25%, per one percent of applicable salary contributed to the plan by the employee.  This matching contribution will be made by us up to a maximum of 1% of the employee’s applicable salary for all qualified employees.

Our approximate contributions to the 401(k) Plan were as follows:

	2017	2016	2015
401k plan sponsor contributions	$800,000	$900,000	$1,000,000

10.   TAXES

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (TCJA,) a comprehensive tax legislation which, among other things, reduced the federal income tax rate for C corporations from 35% to 21% and created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries, effective on January 1, 2018. The TCJA makes broad and complex changes to the Internal Revenue Code which will impact the Company, including reduction of the U.S. corporate income tax rate as well as introduction of business-related exclusions, deductions and credits. The effects of the TCJA have been recorded in the fourth quarter 2017 and its impact to the Company’s Consolidated Financial Statements are included and described within this footnote.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) in December 2017, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides that the measurement period for the tax effects of the TCJA should not extend more than one year from the date the TCJA was enacted. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the TCJA was enacted.

As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax liabilities at December 31, 2017 and recognized a provisional tax benefit of approximately $4.5 million for the year ended December 31, 2017. The impact ultimately realized may differ from this provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA, including analyzing planning opportunities with respect to tax accounting methods. The accounting for the income tax effects of the TCJA is expected to be complete when the 2017 corporate income tax return is filed in 2018.

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

A breakdown of our income tax expense is as follows:

	Years Ended December 31,
	2017	2016	2015
Federal:
Current	$3,387,046	$(1,192,764)	$2,656,870
Deferred	(3,764,882)	(296,045)	287,755
Total Federal	(377,836)	(1,488,809)	2,944,625

State & local:
Current	64,675	151,728	81,433
Deferred	125,329	(349,284)	86,863
Total State & local	190,004	(197,556)	168,296

Foreign
Current	(37,517)	164,950	13,391
Deferred	(13)	42,337	(41,969)
Total Foreign	(37,530)	207,287	(28,578)

Total	$(225,362)	$(1,479,078)	$3,084,343

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
	2017	2016	2015
Expected expense at statutory rate	$3,272,159	$(1,270,003)	$3,404,159

Increase (decrease) in income taxes resulting from:
Change in Statutory Tax Rate	(4,490,916)	-	-
Toll tax on CFC accumulated earnings and profits	2,792,683	-	-
Exempt income from Dominican Republic operations due to tax holiday	(1,802,186)	(2,367,810)	(2,816,963)
Tax on repatriated earnings from Dominican Republic operations	-	2,050,314	2,556,940
Impact of Canadian deemed dividend	-	7,353	-
State and local income taxes	137,336	(99,699)	67,886
Section 199 manufacturing deduction	(260,035)	-	(194,498)
Meals and entertainment	80,316	100,288	98,082
Nondeductible penalties	130	3,847	5,998
Provision to return filing adjustments and other	45,151	96,632	(37,261)
Total	$(225,362)	$(1,479,078)	$3,084,343

As of December 31, 2017, all previously undistributed earnings of $23.6 million from non-U.S. subsidiaries have been subject to the TCJA transition toll tax of $2.8 million.  Accordingly, the Company believes that there will be no additional tax cost associated with the repatriation of such foreign earnings.

Deferred income taxes recorded in the Consolidated Balance Sheets at December 31, 2017 and 2016 consist of the following:

	December 31,
	2017	2016
Deferred tax assets:
Asset valuation allowances and accrued expenses	-	$242,916
Inventories	$333,012	491,371
State and local income taxes	208,076	302,929
Pension and deferred compensation	32,406	63,214
Net operating losses	580,706	736,519
Total deferred tax assets	1,154,200	1,836,949
Valuation allowances	(480,127)	(471,159)
Total deferred tax assets	674,073	1,365,790

Deferred tax liabilities:
Asset valuation allowances and accrued expenses	247,230	-
Fixed assets	784,051	1,676,813
Intangible assets	6,917,331	10,337,533
Other assets	224,132	337,972
Tollgate tax on Lifestyle earnings	227,563	379,271
Total deferred tax liabilities	8,400,307	12,731,589

Net deferred tax liability	$7,726,234	$11,365,800

The valuation allowance is related to certain state and local income tax net operating loss carry forwards.

We have provided Puerto Rico tollgate taxes on approximately $3,684,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States.  In 2001, we received abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994, thus no other provision for tollgate tax has been made on earnings after that date.  If we repatriate the earnings from Lifestyle, $227,563 of tollgate tax would be due.

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2014
Various U.S. States	2013
Puerto Rico (U.S. Territory)	2012
Canada	2012

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2017 no such expenses were recognized during the year.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

11.   SHAREHOLDERS' EQUITY

Repurchase of Common Stock

A summary of our authorized share repurchase plans is as follows:

	2017	2016
Maximum authorized share repurchase amount (1)	$7,500,000	$7,500,000
Date of plan's authorization by the Board	March 2017	February 2016
Funding source	Credit facility	Credit facility
Number of shares repurchased under the plan (shares)	51,533	175,632
Amount paid for shares repurchased	$688,337	$1,950,114
Weighted average price paid per share	$13.36	$11.10
Remaining amount of shares authorized to be purchased under the plan (in dollars)	$6,811,663	$5,549,886

(1)	Common shares can be purchased in the open market or privately negotiated transactions over the next twelve months from the date of plan authorization.

In March 2018, the Company announced a new $7,500,000 share repurchase program that will terminate on March 1, 2019. This program is replacing the 2017 share repurchase program that expired on March 1, 2018.

Preferred Shares

The Company has authorized 250,000 shares of voting preferred stock with no par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock with no par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2017 and 2016, respectively.

12.    SHARE-BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”).  The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan.  As of December 31, 2017, we were authorized to issue 135,560 shares under this plan.

Stock options

The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted in the three years ended December 31:

	2017	2016	2015
Assumptions:
Exercise price per share	$11.78	$11.48	$13.74
Risk-free interest rate	2.25%	2.05%	1.92%
Expected dividend yield	3.74	3.84%	2.95%
Expected volatility of Rocky's common stock	35.33	42.32%	45.81%
Expected option term (years)	6.5	6.5	6.5
Weighted-average grant date fair value per share	$2.94	$3.37	$4.78

For the years ended 2017, 2016, and 2015 we recognized share-based compensation expense and the corresponding tax benefit as follows:

	2017	2016	2015
Share-based compensation expense	$145,810	$162,449	$237,978
Tax benefit	22,106	53,291	64,103

The following summarizes stock option activity for the year ended December 31, 2017:

$ amounts are per share	Shares	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	42,250	$12.85
Issued	83,000	11.73
Exercised	(1,050)	13.56
Forfeited or expired	(34,900)	12.12
Options outstanding at December 31, 2017	89,300	$12.09	7.5	$-
Expected to vest	61,500	$12.04	8.6	$-
Exercisable at December 31, 2017	27,800	$12.20	5.0	$-

In the first quarter of 2017, officers and certain employees of the Company were granted 65,000 options. The plans generally provided for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. For the year ended December 31, 2017 cash received for the exercise of stock options was $14,236. No options were exercised in 2016. For the year ended December 31, 2015 cash received for the exercise of stock options was $8,742.

In the first quarter of 2017, Board of Director members were granted 18,000 stock options that immediately vest and will expire in 10 years.

Restricted stock units and performance share units

The following table summarizes the status of the Company’s restricted stock units and performance share units and activity as of December 31, 2017:

	Restricted Stock Units		Performance Share Units
	Quantity	Weighted-Average Grant Date Fair Value Per Share	Quantity	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2017	31,499	$12.50	37,000	$12.04
Granted	-	-	-	-
Vested	(10,876)	12.71	-	-
Forfeited	(8,686)	12.29	(13,000)	6.19
Nonvested at December 31, 2017	11,937	$12.47	24,000	$11.30

As of December 31, 2017, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was $153,704 with a weighted-average expense recognition period of 4.0 years.

During the years ended December 31, 2017 and 2016, we issued 16,806 and 14,568 shares of common stock to members of our Board of Directors, respectively.  We recorded compensation expense of approximately $210,000 and $168,000, respectively, which was the fair market value of the shares on the grant dates.

13.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the years ended December 31, as follows:

	Year-ended December 31,
	2017	2016		2015

Basic - weighted average shares outstanding	7,428,176	7,505,219		7,563,205

Dilutive restricted share units	19,442	-	[1]	9,987
Dilutive stock options	2,694	-	[1]	980

Diluted - weighted average shares outstanding	7,450,312	7,505,219		7,574,172

Anti-dilutive securities	71,537	97,894		84,210

(1)	No dilutive share impact due to net loss.

14.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow for the years ended as follows:

	December 31,
	2017	2016	2015

Interest paid	$415,527	$606,697	$724,651

Federal, state, and local income taxes paid, net	$1,726,959	$339,625	$5,568,581

Property, plant, and equipment purchases in accounts payable	$182,823	$216,523	$92,903

15.   SEGMENT INFORMATION

Operating Segments - We operate our business through three business segments: wholesale, retail and military.

Wholesale.  In our wholesale segment, our products are offered in over 10,000 retail locations representing a wide range of distribution channels in the U.S. and Canada. These distribution channels vary by product line and target market and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers.

Retail.  In our retail segment, we market directly to consumers through our Lehigh business-to-business including direct sales and through our CustomFit websites, consumer e-commerce websites and our Rocky outlet store. In 2017 we also operated four mobile trucks to service the New York Transit Authority’s employees, but that contract ended in the fourth quarter of 2017. Through our outlet store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins.

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

	Years Ended
	December 31,
	2017	2016	2015
NET SALES:
Wholesale	$166,682,253	$176,937,595	$206,072,657
Retail	48,351,979	45,933,811	45,808,705
Military	38,162,740	37,387,178	17,420,661
Total Net Sales	$253,196,972	$260,258,584	$269,302,023

GROSS MARGIN:
Wholesale	$54,187,922	$53,497,843	$65,979,792
Retail	21,168,186	21,077,597	20,621,884
Military	5,412,709	2,154,650	2,290,163
Total Gross Margin	$80,768,817	$76,730,090	$88,891,839

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group:

	2017	% of Sales	2016	% of Sales	2015	% of Sales
Work footwear	$109,871,506	43.4%	$111,156,688	42.7%	$120,422,188	44.7%
Western footwear	38,645,942	15.3	38,970,631	15.0	43,435,734	16.1
Duty and commercial military footwear	33,711,796	13.3	37,081,857	14.2	33,341,424	12.4
Lifestyle footwear	12,909,520	5.1	15,571,965	6.0	23,370,822	8.7
Outdoor footwear	13,002,661	5.1	13,318,525	5.1	20,688,005	7.7
Military footwear	38,162,740	15.1	37,387,178	14.4	17,420,661	6.5
Apparel	3,323,522	1.3	2,861,071	1.1	5,662,277	2.1
Other	3,339,565	1.3	3,464,667	1.3	4,155,137	1.5
Royalty income	229,720	0.1	446,002	0.2	805,775	0.3

	$253,196,972	100.0%	$260,258,584	100.0%	$269,302,023	100.0%

Net sales to foreign countries represented approximately 3.0% of net sales in 2017, 2.8% of net sales in 2016 and 4.8% of net sales in 2015.

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016:

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

Net sales	$63,072,954	$58,454,954	$64,675,082	$66,993,982	$253,196,972
Gross margin	$19,748,080	$18,163,521	$19,511,544	$23,345,672	$80,768,817
Net (loss) income	$1,495,941	$1,459,183	$2,234,764	$4,396,778	$9,586,666
Dividends paid	$817,901	$818,604	$819,059	$813,854	$3,269,418

Net (loss) income per common share:
Basic	$0.20	$0.20	$0.30	$0.59	$1.29
Diluted	$0.20	$0.20	$0.30	$0.59	$1.29
	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

Net sales	$57,529,945	$62,560,094	$73,218,247	$66,950,298	$260,258,584
Gross margin	$18,910,892	$16,263,260	$19,765,760	$21,790,178	$76,730,090
Net (loss) income	$(191,450)	$(1,759,329)	$445,629	$(634,246)	$(2,139,396)
Dividends paid	$834,228	$822,913	$823,564	$816,361	$3,297,066

Net (loss) income per common share:
Basic	$(0.03)	$(0.23)	$0.06	$(0.09)	$(0.29)
Diluted	$(0.03)	$(0.23)	$0.06	$(0.09)	$(0.29)

17.   COMMITMENTS AND CONTINGENCIES

We are, from time to time, a party to litigation which arises in the normal course of business.  Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of such proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.

18.   REORGANIZATIONAL CHARGE

During the third quarter of 2016, we implemented initiatives to reorganize the company to maximize profitability, drive long-term revenue growth and maximize shareholder value. The costs related to this reorganization are recorded to “Reorganizational Charge” in our Consolidated Statements of Operations.  During the year ended December 31, 2016, costs of approximately $1,160,000 were recognized related to these initiatives, which consisted primarily of severance costs.  As of December 31, 2016, we had approximately $486,000 in accrued reorganization charges recorded to “Accrued expenses – Salaries and wages” in our consolidated balance sheet relating to future severance payments, which were paid out in 2017.  We did not incur additional costs related to our reorganization efforts.

19.   SALE OF CREATIVE RECREATION

In November 2017, the Creative Recreation brand was sold to a private investment group for approximately $4.4 million. The sale included the inventory, product designs and molds, trademarks and related intangible assets of Creative Recreation along with certain licensing and other contracts. The brand was sold to allow the Company to better focus on our more profitable core brands and allocate resources toward growth and development of additional opportunities with those brands moving forward. All of the assets included in the sale were transferred to the buyer during the fourth quarter of 2017. The Company will earn a fee for managing the Creative Recreation website during the transition of operations to the buyer. The fee is meant to offset the transaction costs of managing the site. We expect the site and its operations to fully transition to the buyer in the second quarter of 2018. As of December 31, 2017 there is a receivable for approximately $1.9 million due from the buyer related to assets acquired through the sale of Creative Recreation. There is also approximately $569,000 in accrued liabilities at December 31, 2017 related to future inventory that the Company is obligated to purchase from our manufacturing partners and provide to the private investment group. The Company incurred a $2.1 million loss on the sale of the Creative Recreation brand.

Sales of the Creative Recreation brand were reported under the wholesale reporting segment, except for Creative Recreation e-commerce sales, which were reflected in the retail reporting segment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.  Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included within this report.

ITEM 9B.   OTHER INFORMATION.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on Internal Control over Financial Reporting

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company, and our report dated March 12, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 12, 2018

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS”, “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE”, “INFORMATION CONCERNING EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 16, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is included under the captions “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is included under the caption “PRINCIPAL HOLDERS OF VOTING SECURITIES ‑ OWNERSHIP OF COMMON STOCK BY MANAGEMENT,”  “‑ OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS,” and “EQUITY COMPENSATION PLAN INFORMATION,” in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “TRANSACTIONS WITH RELATED PERSONS” in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is included under the caption “FEES OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Company’s Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10‑K in Item 8:

•  Report of Independent Registered Public Accounting Firm

•  Consolidated Balance Sheets as of December 31, 2017 and 2016

•  Consolidated Statements of Operations for the years ended December 31, 2017,  2016, and 2015

•  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017,  2016, and 2015

•  Consolidated Statements of Cash Flows for the years ended December 31, 2017,  2016, and 2015

•  Notes to Consolidated Financial Statements for the years ended December 31, 2017,  2016, and 2015

(2) The following financial statement schedule for the years ended December 31, 2017,  2016, and 2015 is included in this Annual Report on Form 10‑K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report. See Appendix A.

•  Schedule II ‑‑ Consolidated Valuation and Qualifying Accounts.

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

3.2

Amendment to Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.3 (P)

Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S‑1, registration number 33‑56118 (the “Registration Statement”)).

4.1 (P)	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Second Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3 (P)	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).

10.1 (P)	Indemnification Agreement, dated December 12, 1992, between the Company and Mike Brooks (incorporated by reference to Exhibit 10.10 to the Registration Statement).

10.2

Information concerning Indemnification Agreements substantially similar to Exhibit 10.3  (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.3

Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10‑K for the fiscal year ended December 31, 2002).

10.4

Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10‑K for the fiscal year ended December 31, 2004).

10.5	Company’s 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, held on May 7, 2015, filed on April 7, 2014).

10.6

Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10‑K for the fiscal year ended December 31, 2004).

10.7

Second Amendment to Lease Agreement, dated as of July 26, 2004, between Rocky Shoes & Boots, Inc. and the William Brooks Real Estate Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.08

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

10.09	Company’s Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders).

10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.11	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.12

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

10.15

Form of Restricted Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.16

Form of Performance Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.17

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

10.18*

Amendment No. 2 to Amended and Restated Revolving Credit, Term Loan, Guaranty, and Security Agreement dated as of December 21, 2017 among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands Wholesale LLC, Rocky Brands International, LLC, Rocky Brands Canada, Inc., Creative Recreation, LLC, Creative Recreation Retail, LLC, Creative Recreation International, LLC, the lenders party thereto, and PNC Bank, National Association, as agent for lenders.

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: March 12, 2018	By:	/s/JASON BROOKS
Jason Brooks, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON BROOKS	Chief Executive Officer	March 12, 2018
Jason Brooks	(Principal Executive Officer)

/s/ TOM ROBERTSON	Chief Financial Officer	March 12, 2018
Tom Robertson	(Principal Financial and Accounting Officer)

* Mike Brooks	Chairman and Director	March 12, 2018
Mike Brooks

* Curtis A. Loveland	Secretary and Director	March 12, 2018
Curtis A. Loveland

* Glenn E. Corlett	Director	March 12, 2018
Glenn E. Corlett

* Michael L. Finn	Director	March 12, 2018
Michael L. Finn

* G. Courtney Haning	Director	March 12, 2018
G. Courtney Haning

* Harley E. Rouda	Director	March 12, 2018
Harley E. Rouda

* James L. Stewart	Director	March 12, 2018
James L. Stewart

* William L. Jordan	Director	March 12, 2018
William L. Jordan

* robert b. moore, jr.	Director	March 12, 2018
Robert B. Moore, Jr.

By: /s/ JASON BROOKS
Jason Brooks, Attorney‑in‑Fact

Appendix A

ROCKY BRANDS, INC. AND SUBSIDIARIES

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2017,  2016 and 2015

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2017	$1,041,000	$1,489,662	$(2,353,662)	(1)	$177,000
Year ended December 31, 2016	$820,000	$1,210,659	$(989,659)	(1)	$1,041,000
Year ended December 31, 2015	$1,002,257	$713,190	$(895,447)	(1)	$820,000
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
Year ended December 31, 2017	$471,159	$46,446	$(37,478)		$480,127
Year ended December 31, 2016	$569,459	$-	$(98,300)		$471,159
Year ended December 31, 2015	$569,881	$-	$(422)		$569,459
ALLOWANCE FOR DISCOUNTS AND RETURNS
Year ended December 31, 2017	$1,934,033	$17,978,800	$(18,487,391)		$1,425,442
Year ended December 31, 2016	$2,054,606	$18,076,416	$(18,196,989)		$1,934,033
Year ended December 31, 2015	$2,917,199	$20,632,422	$(21,495,015)		$2,054,606

(1)	Amount charged off, net of recoveries