Form 10-Q
period 2018-03-31
ROCKY BRANDS, INC.
filed 2018-05-09
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Registrant's telephone number, including area code: (740) 753‑1951

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Exchange Act Rule 12b-2).  (Check one):

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

There were 7,406,801 shares of the Registrant's Common Stock outstanding on April 30, 2018.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,	March 31,
	2018	2017	2017
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$10,115,863	$3,680,776	$2,693,078
Trade receivables, net	41,231,333	45,027,002	39,131,277
Contract receivables	13,518,203	-	-
Other receivables	410,570	806,468	768,729
Inventories	65,151,332	65,622,432	68,819,390
Income tax receivable	996,563	1,849,237	510,223
Prepaid expenses	2,442,001	2,199,648	2,619,898
Total current assets	133,865,865	119,185,563	114,542,595
PROPERTY, PLANT & EQUIPMENT – net	23,737,918	23,781,001	25,633,199
IDENTIFIED INTANGIBLES	30,303,843	30,314,749	33,383,261
OTHER ASSETS	190,292	197,977	225,670
TOTAL ASSETS	$188,097,918	$173,479,290	$173,784,725

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$14,130,491	$12,982,535	$14,620,330
Contract liabilities	13,518,203	-	-
Accrued expenses:
Salaries and wages	1,788,471	1,754,681	1,741,222
Taxes - other	94,338	599,793	692,267
Accrued freight	712,488	770,219	407,428
Commissions	415,464	455,845	401,663
Accrued duty	2,260,540	2,160,847	1,994,870
Other	1,182,746	1,301,931	1,302,558
Total current liabilities	34,102,741	20,025,851	21,160,338
LONG TERM DEBT	-	2,199,423	5,240,000
LONG TERM TAXES PAYABLE	2,286,512	2,286,512	-
DEFERRED INCOME TAXES	7,726,234	7,726,234	11,365,800
DEFERRED LIABILITIES	154,736	148,408	176,219
TOTAL LIABILITIES	44,270,223	32,386,428	37,942,357
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2018 - 7,406,801; December 31, 2017 - 7,398,654 and March 31, 2017 - 7,435,467	69,272,506	68,973,927	69,362,641
Retained earnings	74,555,189	72,118,935	66,479,727
Total shareholders' equity	143,827,695	141,092,862	135,842,368
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$188,097,918	$173,479,290	$173,784,725

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
NET SALES	$61,386,673	$63,072,954
COST OF GOODS SOLD	40,421,491	43,324,874
GROSS MARGIN	20,965,182	19,748,080

OPERATING EXPENSES	16,737,507	17,381,909

INCOME FROM OPERATIONS	4,227,675	2,366,171

OTHER EXPENSES	(138,564)	(100,230)

INCOME BEFORE INCOME TAXES	4,089,111	2,265,941

INCOME TAX EXPENSE	838,000	770,000

NET INCOME	$3,251,111	$1,495,941

INCOME PER SHARE
Basic	$0.44	$0.20
Diluted	$0.44	$0.20
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,406,620	7,435,000
Diluted	7,431,071	7,436,788

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,251,111	$1,495,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,379,422	1,857,590
Loss on disposal of fixed assets	-	21,552
Stock compensation expense	298,579	71,004
Change in assets and liabilities:
Receivables	5,044,241	2,366,282
Inventories	471,100	349,052
Other current assets	(242,353)	(265,791)
Other assets	7,685	6,839
Accounts payable	1,238,002	2,922,946
Accrued and other liabilities	(582,941)	409,138
Net cash provided by operating activities	10,864,846	9,234,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,415,478)	(866,152)
Proceeds from sales of fixed assets	-	6,081
Net cash used in investing activities	(1,415,478)	(860,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	156,770	12,563,546
Repayments on revolving credit facility	(2,356,193)	(21,907,554)
Dividends paid on common stock	(814,858)	(817,901)
Net cash used in financing activities	(3,014,281)	(10,161,909)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,435,087	(1,787,427)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,680,776	4,480,505
END OF PERIOD	$10,115,863	$2,693,078

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango and Lehigh. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western and lifestyle. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2017 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended December 31, 2017, which includes all disclosures required by GAAP.

2.   ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain ASUs on its Unaudited Condensed Consolidated Financial Statements or Notes to the Unaudited Condensed Consolidated Financial Statements:

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

Accounting Standards Adopted in the Current Year

Standard	Description	Effect on the financial statements or other significant matters
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).	The pronouncement provides specific guidance on eight cash flow classification issues to reduce the diversity in practice.	The Company adopted this ASU in the first quarter of 2018, which did not have a material effect on the Unaudited Condensed Consolidated Financial Statements.
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

The Company adopted this ASU in the first quarter of 2018, which did not have a material effect on the Unaudited Condensed Consolidated Financial Statements. The Company elected to adopt this standard using the modified retrospective method. For additional information please see Note 4.

3.   FAIR VALUE

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

4.   REVENUE

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“New Revenue Standard”) for all contracts not yet completed as of January 1, 2018 using the modified retrospective method. This method requires a cumulative effect adjustment to reflect the impact of initially applying the New Revenue Standard as an adjustment to the opening balance of retained earnings. The New Revenue Standard did not result in a material impact to the opening balance of retained earnings, and therefore no adjustment was made. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the New Revenue Standard to be immaterial to our net income on an ongoing basis.

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Military. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S., Canada, and internationally. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. We also sell footwear under the Rocky label to the U.S. Military.

Significant Accounting Policies and Judgements

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this generally occurs upon shipment of our product to our customer, which is when the transfer of control of our products passes to the customer. The duration of our arrangements with our customers are typically one year or less. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products at a point in time and consists of either fixed or variable consideration or a combination of both.

Revenues from sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include prompt payment discounts, volume rebates, and product returns. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2018. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

When a customer has a right to a prompt payment discount, we estimate the likelihood that the customer will earn the discount using historical data and adjust our estimate when the estimate of the likelihood that a customer will earn the discount changes or the consideration becomes fixed, whichever occurs earlier. The estimated amount of variable consideration is recognized as a credit to trade receivables and a reduction in revenue until the uncertainty of the variable consideration is alleviated. Because most of our customers have payment terms less than six months there is not a significant financing component in our contracts with customers.

When a customer is offered a rebate on purchases retroactively this is accounted for as variable consideration because the consideration for the current and past purchases is not fixed until it is known if the discount is earned. We estimate the expected discount the customer will earn at contract inception using historical data and projections and update our estimates when projections materially change or consideration becomes fixed.  The estimated rebate is recognized as a credit to trade receivables and offset against revenue until the rebate is earned or the earning period has lapsed.

When a right of return is part of the arrangement with the customer, we estimate the expected returns based on an analysis using historical data. We adjust our estimate either when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed, whichever occurs earlier. Previously, we recorded the return reserve liability as a contra balance within accounts receivable, and we will continue to do so under ASC 606. Previously, the related return reserve asset for the right to recover cost of goods sold was recognized within the inventory balance, and we will continue to do so under ASC 606. Please see Notes 5 and 6 for additional information.

Trade receivables represent our right to unconditional payment that only relies on the passage of time.

Contract receivables represent contractual minimum payments required under non-cancellable contracts with the U.S. Military with a duration of one year or less.

Contract liabilities are performance obligations that we expect to satisfy or relieve within the next twelve months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancellable contracts before the transfer of goods or services to the customer has occurred. Our contract liability represents unconditional obligations to provide goods or services under non-cancellable contracts with the U.S. Military.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction, that are collected from customers, are excluded from revenue. Items considered immaterial within the context of the contract are recognized as an expense.

Costs associated with our manufacturer’s warranty continue to be recognized as expense when the products are sold in accordance with guidance surrounding product warranties.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in selling, general, and administrative expenses. This treatment is consistent with how we accounted for these costs in prior years.

Costs associated with obtaining a contract are expensed as incurred in accordance with the practical expedient in ASC 340-40 in instances where the amortization period is one year or less. We anticipate the majority of our costs incurred to obtain a contract would be subject to this practical expedient.

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	March 31,	December 31,	March 31,
	2018	2017	2017
Contract liabilities	$13,518,203	$-	$-

Significant changes in the contract liabilities balance during the period are as follows:

Contract liabilities
Balance, December 31, 2017	-
Non-cancelable contracts with customers recognized as a result of ASC 606 adoption	$9,394,130
Non-cancelable contracts with customers entered into during the period	9,926,280
Revenue recognized related to non-cancelable contracts with customers during the period	(5,802,207)
Balance, March 31, 2018	$13,518,203

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 12 for segment disclosures.

5.    TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $215,000,  $177,000 and $1,396,000 at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.  We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables is $1,079,000 at March 31, 2018.

6.   INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
	2018	2017	2017
Raw materials	$11,557,579	$11,394,657	$13,672,167
Work-in-process	1,012,780	709,406	1,011,788
Finished goods	52,580,973	53,518,369	54,135,435
Total	$65,151,332	$65,622,432	$68,819,390

In accordance with ASC 606, the return reserve asset netted against inventories is $649,000 at March 31, 2018.

7.  IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
March 31, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192,281	-	$27,192,281
Retail	2,900,000	-	2,900,000
Patents	895,477	$683,915	211,562
Customer Relationships	-	-	-
Total Intangibles	$30,987,758	$683,915	$30,303,843

	Gross	Accumulated	Carrying
December 31, 2017	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192,281	-	$27,192,281
Retail	2,900,000	-	2,900,000
Patents	895,477	$673,009	222,468
Customer Relationships	-	-	-
Total Intangibles	$30,987,758	$673,009	$30,314,749

	Gross	Accumulated	Carrying
March 31, 2017	Amount	Amortization	Amount
Trademarks
Wholesale	$29,343,578	-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	$2,389,127	206,350
Customer Relationships	2,200,000	1,266,667	933,333
Total Intangibles	$37,039,055	$3,655,794	$33,383,261

The weighted average life for our patents is 4.3 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three months ended is as follows:

	Three Months Ended
	March 31,
	2018	2017
Amortization expense	$11,000	$32,000

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
Expense
2018	$41,000
2019	33,000
2020	31,000
2021	26,000
2022	22,000
2023+	69,000

8.   LONG-TERM DEBT

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

Our credit facility borrowings consist of the following:

	March 31,	December 31,	March 31,
	2018	2017	2017
LIBOR borrowings	$-	-	$5,000,000
Prime borrowings	-	$2,199,423	240,000
Total credit facility borrowings	$-	$2,199,423	$5,240,000

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2018, we had total capacity of $61.0 million.

Credit Facility Covenants

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement).  Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. At March 31, 2018, there was no triggering event and the covenant was not in effect.

9.   TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2014
Various U.S. States	2013
Puerto Rico (U.S. Territory)	2012
Canada	2012

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of March 31, 2018, no such expenses were recognized during the year.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

We provided for income taxes at an effective tax rate of 20.5% and 34.0% for the three months ended March 31, 2018 and 2017.

10.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31,
	2018	2017

Basic - weighted average shares outstanding	7,406,620	7,435,000

Dilutive restricted share units	-	1,764
Dilutive stock options	24,451	24

Diluted - weighted average shares outstanding	7,431,071	7,436,788

Anti-dilutive securities	83,250	83,537

11.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three Months Ended
	March 31,
	2018	2017

Interest paid	$46,065	$99,546

Federal, state, and local income taxes (refund) paid, net	$(14,675)	$36,499

Change in contract receivables	$(13,518,203)	$-

Change in contract liabilities	$13,518,203	$-

Property, plant, and equipment purchases in accounts payable	$90,045	$108,345

12. SEGMENT INFORMATION

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

	Three Months Ended
	March 31,
	2018	2017
NET SALES:
Wholesale	$40,430,710	$39,168,428
Retail	13,058,218	11,874,601
Military	7,897,745	12,029,925
Total Net Sales	$61,386,673	$63,072,954

GROSS MARGIN:
Wholesale	$14,014,038	$13,043,761
Retail	5,534,210	5,324,619
Military	1,416,934	1,379,700
Total Gross Margin	$20,965,182	$19,748,080

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on 10-K for the year ended December 31, 2017.

	Three Months Ended
	March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold	65.8	68.7
Gross margin	34.2	31.3
SG&A expense	27.3	27.6
Income from operations	6.9%	3.8%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net sales.  Net sales decreased 2.7% to $61.4 million for the three months ended March 31, 2018 compared to $63.1 million in the prior year period.  Wholesale sales increased $1.3 million to $40.4 million for the three months ended March 31, 2018 compared to $39.2 million for the same period in 2017. The increase in 2018 was primarily the result of strong product lines, focused efforts to better partner with our bricks and mortar and E-tail accounts, and redirected marketing tactics which drove consumer engagement and generated greater brand awareness.  Retail sales increased to $13.1 million for the three months ended March 31, 2018 compared to $11.9 million for the prior year period.  The $1.2 million increase in retail sales resulted from an increase in both our Lehigh business, which includes our business to business web platforms, and our branded e-commerce websites.  Military segment sales were $7.9 million for the three months ended March 31, 2018 compared to $12.0 million for the same period in 2017.  We bid on military contracts when they become available.  Our U.S. Military sales are dependent on us winning bids for contracts and the purchase orders received on these contracts. We are currently fulfilling several multiyear contracts for the U.S. Military.

Gross margin.  Gross margin increased to $21.0 million or 34.2% of net sales for the three months ended March 31, 2018 compared to $19.7 million or 31.3% of net sales for the prior year period.  Wholesale gross margin for the three months ended March 31, 2018 was $14.0 million, or 34.7% of net sales, compared to $13.0 million, or 33.3% of net sales for the prior year period.  The 140 basis point increase was largely due to higher margins due to a dedicated focus to increase full price selling by offering less discounts.  Retail gross margin for the three months ended March 31, 2018 was $5.5 million or 42.4%, compared to $5.3 million or 44.8% in the prior year period.  The 250 basis point decrease was largely due to a combination of the increase in our Lehigh sales, which carries a lower margin than our e-commerce business, and increased sales of discontinued products on our e-commerce websites.  Military gross margin in the three months ended March 31, 2018 was $1.4 million, or 17.9% of net sales, compared to $1.4 million, or 11.5% of net sales in the three months ended March 31, 2017. The increase in military margin was primarily due to some older and lower margin contracts ending in late 2017, as well as increased efficiencies in our Puerto Rico facility.

SG&A expenses.  SG&A expenses were $16.7 million, or 27.3% of net sales for the three months ended March 31, 2018 compared to $17.4 million, or 27.6% of net sales for 2017.  The net decrease primarily reflected the reduction in expenses related to the Creative Recreation brand, which was sold in the fourth quarter of 2017.

Other expenses.  Interest expense was approximately $47,000 for the three months ended March 31, 2018, compared to approximately $90,000 for the prior year period.  The decrease in interest expense in the first quarter of 2018 from the prior year period was due to lower overall levels of debt.

Income taxes.  Income tax expense was $0.8 million for the three months ended March 31, 2018, compared to an income tax expense of $0.8 million for the same period a year ago. We provided for income taxes at an effective tax rate of 20.5% and 34.0% for the three months ended March 31, 2018 and 2017. The reduction in the effective tax rate was as a result of the Tax Cuts and Jobs Act (TCJA) passed in December 2017.

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

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $1.3 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

We lease certain machinery, shoe centers, and manufacturing facilities under operating leases that generally provide for renewal options.

We believe that our credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility please see Note 8.

As a result of the TCJA,  we have recorded a liability of $2.5 million related to the taxation of unremitted earnings of non-U.S. subsidiaries, which will be paid over eight years. The first installment was paid in April of 2018 for $510,000. We do not expect this to have a material impact on its current or future liquidity.

Cash Flows

	Three Months Ended
	March 31,
($ in millions)	2018	2017
Operating activities	$10.9	$9.2
Investing activities	(1.4)	(0.9)
Financing activities	(3.0)	(10.2)
Net change in cash and cash equivalents	$6.5	$(1.9)

Operating Activities.  Cash provided by operating activities was primarily impacted by a decrease in receivables for the three months ended March 31, 2018 and an increase in accounts payable for the three months ended March 31, 2017.

Investing Activities.  Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the three months ended March 31, 2018 and 2017, respectively.

Financing Activities.    Cash used in financing activities primarily related to net payments under the revolving credit facility and for the payment of dividends on our common stock for the three months ended March 31, 2018 and 2017, respectively.

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits.  Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions.  We were able to mitigate the effects of inflation during 2017 due to these factors.  It is anticipated that any inflationary pressures during 2018 could be offset through possible price increases.

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

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our 2017 Form 10-K.

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“New Revenue Standard”) for all contracts not yet completed as of January 1, 2018 using the modified retrospective method. This method requires a cumulative effect adjustment to reflect the impact of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The New Revenue Standard did not result in a material impact to the opening balance of retained earnings therefore no adjustment was made. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the New Revenue Standard to be immaterial to our net income on an ongoing basis. For additional information regarding the adoption of ASC 606 see Note 4.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

The matters discussed in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, expectations, such as statements concerning our future profitability and our operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “strategy,” “future,” “likely” and similar expressions are intended to identify forward-looking statements.    Investors are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand and expectations, seasonality, impact of weather, competition, reliance on suppliers, changing retail trends, risks related to cybersecurity, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and other factors detailed from time to time in our filings with the Securities and Exchange Commission.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We assume no obligation to update any forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk as disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM  4.   CONTROLS AND PROCEDURES.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares purchased (1)	Average price paid per share (or unit)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)

January 1, 2018 - January 31, 2018	-	-	$6,811,663
February 1, 2018 - February 28, 2018	-	-	6,811,663
March 1, 2018 - March 31, 2018	-	-	7,500,000
Total	-	-	$7,500,000

(1)	The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.
(2)

The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

In March 2017, the Company announced a $7,500,000 share repurchase plan. The repurchase program terminated on March 1, 2018. On March 5, 2018, the Company announced a $7,500,000 share repurchase plan to replace the expired plan. The newly authorized repurchase program terminates on March 1, 2019.

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: May 9, 2018	By:	/s/THOMAS ROBERTSON
Thomas Robertson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)