Form 10-Q
period 2018-06-30
ROCKY BRANDS, INC.
filed 2018-08-03
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Registrant's telephone number, including area code: (740) 753‑9100

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer  ☒ Accelerated filer

☐ Non-accelerated filer (Do not check if smaller reporting company) ☐ Smaller reporting company

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 7,411,901 shares of the Registrant's Common Stock outstanding on July 31, 2018.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,	June 30,
	2018	2017	2017
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$8,327,895	$3,680,776	$2,665,148
Trade receivables, net	42,615,759	45,027,002	39,952,038
Contract receivables	8,633,764	-	-
Other receivables	213,672	806,468	687,851
Inventories	72,644,313	65,622,432	76,314,721
Income tax receivable	222,246	1,849,237	-
Prepaid expenses	2,185,307	2,199,648	2,085,839
Total current assets	134,842,956	119,185,563	121,705,597
PROPERTY, PLANT & EQUIPMENT – net	23,655,075	23,781,001	25,610,927
IDENTIFIED INTANGIBLES	30,293,153	30,314,749	33,351,030
OTHER ASSETS	172,607	197,977	227,720
TOTAL ASSETS	$188,963,791	$173,479,290	$180,895,274

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$17,641,689	$12,982,535	$17,475,226
Contract liabilities	8,633,764	-	-
Accrued expenses:
Salaries and wages	2,516,121	1,754,681	1,737,799
Taxes - other	348,738	599,793	543,453
Accrued freight	531,350	770,219	508,234
Commissions	420,151	455,845	386,020
Accrued duty	2,338,102	2,160,847	2,562,432
Income tax payable	-	-	617,249
Other	1,124,955	1,301,931	1,229,769
Total current liabilities	33,554,870	20,025,851	25,060,182
LONG TERM DEBT	-	2,199,423	8,618,697
LONG TERM TAXES PAYABLE	1,776,512	2,286,512	-
DEFERRED INCOME TAXES	7,726,234	7,726,234	10,464,435
DEFERRED LIABILITIES	153,496	148,408	181,737
TOTAL LIABILITIES	43,211,112	32,386,428	44,325,051
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2018 - 7,414,509; December 31, 2017 - 7,398,654 and June 30, 2017 - 7,441,851	69,437,156	68,973,927	69,449,917
Retained earnings	76,315,523	72,118,935	67,120,306
Total shareholders' equity	145,752,679	141,092,862	136,570,223
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$188,963,791	$173,479,290	$180,895,274

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET SALES	$58,205,840	$58,454,954	$119,592,513	$121,527,907
COST OF GOODS SOLD	38,673,427	40,291,433	79,094,918	83,616,306
GROSS MARGIN	19,532,413	18,163,521	40,497,595	37,911,601

OPERATING EXPENSES	16,159,329	15,904,935	32,896,836	33,286,844

INCOME FROM OPERATIONS	3,373,084	2,258,586	7,600,759	4,624,757

OTHER EXPENSES	(39,933)	(47,403)	(178,497)	(147,633)

INCOME BEFORE INCOME TAXES	3,333,151	2,211,183	7,422,262	4,477,124

INCOME TAX EXPENSE	684,000	752,000	1,522,000	1,522,000

NET INCOME	$2,649,151	$1,459,183	$5,900,262	$2,955,124

INCOME PER SHARE
Basic	$0.36	$0.20	$0.80	$0.40
Diluted	$0.35	$0.20	$0.79	$0.40
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,410,236	7,442,000	7,408,438	7,438,000
Diluted	7,464,130	7,445,268	7,445,060	7,441,514

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,900,262	$2,955,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,729,475	3,489,590
Deferred compensation and pension	(1,240)	5,518
(Gain) loss on disposal of fixed assets	(4,373)	22,192
Stock compensation expense	393,749	144,044
Change in assets and liabilities:
Receivables	4,631,030	1,235,258
Inventories	(7,021,881)	(7,146,279)
Other current assets	14,341	268,268
Other assets	25,370	4,789
Accounts payable	4,671,637	5,323,452
Accrued and other liabilities	242,429	836,836
Income taxes payable	-	617,249
Long term taxes payable	(510,000)	-
Net cash provided by operating activities	11,070,799	7,756,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,603,595)	(1,989,899)
Proceeds from sales of fixed assets	13,532	6,081
Net cash used in investing activities	(2,590,063)	(1,983,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	156,770	30,066,202
Repayments on revolving credit facility	(2,356,193)	(36,031,513)
Proceeds from stock options	69,480	14,236
Dividends paid on common stock	(1,703,674)	(1,636,505)
Net cash used in financing activities	(3,833,617)	(7,587,580)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,647,119	(1,815,357)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,680,776	4,480,505
END OF PERIOD	$8,327,895	$2,665,148

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2017 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended December 31, 2017, which includes all disclosures required by GAAP.

2.   ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain Accounting Standards Updates (“ASU”) on its Unaudited Condensed Consolidated Financial Statements or Notes to the Unaudited Condensed Consolidated Financial Statements:

Standard	Description	Anticipated Adoption Period	Effect on the financial statements or other significant matters
ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting

The pronouncement simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.

		Q1 2019	The Company is evaluating the impact of the new standard on its Unaudited Condensed Consolidated Financial Statements, but does not anticipate the standard will have a significant impact.
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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2018. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract liabilities are performance obligations that we expect to satisfy or relieve within the next twelve months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancellable contracts before the transfer of goods or services to the customer has occurred. Our contract liability represents unconditional obligations to provide goods under non-cancellable contracts with the U.S. Military.

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in operating expenses. This treatment is consistent with how we accounted for these costs in prior periods.

Costs associated with obtaining a contract are expensed as incurred in accordance with the practical expedient in ASC 340-40 in instances where the amortization period is one year or less. We anticipate substantially all of our costs incurred to obtain a contract would be subject to this practical expedient.

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	June 30,	December 31,	June 30,
	2018	2017	2017
Contract liabilities	$8,633,764	$-	$-

Significant changes in the contract liabilities balance during the period are as follows:

Contract liabilities
Balance, December 31, 2017	-
Non-cancelable contracts with customers recognized as a result of ASC 606 adoption	$9,394,130
Non-cancelable contracts with customers entered into during the period	9,926,280
Revenue recognized related to non-cancelable contracts with customers during the period	(10,686,646)
Balance, June 30, 2018	$8,633,764

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 12 for segment disclosures.

5.    TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $430,000,  $177,000 and $881,000 at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.  We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables is $775,000 at June 30, 2018.

6.   INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
	2018	2017	2017
Raw materials	$15,184,972	$11,394,657	$14,083,099
Work-in-process	939,059	709,406	983,974
Finished goods	56,520,282	53,518,369	61,247,648
Total	$72,644,313	$65,622,432	$76,314,721

In accordance with ASC 606, the return reserve asset netted against inventories is $473,000 at June 30, 2018.

7.  IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
June 30, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192,281	-	$27,192,281
Retail	2,900,000	-	2,900,000
Patents	895,477	$694,605	200,872
Customer Relationships	-	-	-
Total Intangibles	$30,987,758	$694,605	$30,293,153

	Gross	Accumulated	Carrying
December 31, 2017	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192,281	-	$27,192,281
Retail	2,900,000	-	2,900,000
Patents	895,477	$673,009	222,468
Customer Relationships	-	-	-
Total Intangibles	$30,987,758	$673,009	$30,314,749

	Gross	Accumulated	Carrying
June 30, 2017	Amount	Amortization	Amount
Trademarks
Wholesale	$29,343,578	-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	$2,401,358	194,119
Customer Relationships	2,200,000	1,286,667	913,333
Total Intangibles	$37,039,055	$3,688,025	$33,351,030

The weighted average life for our patents is 4.3 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization expense	$11,000	$32,000	22,000	$65,000

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
Expense
2018	$41,000
2019	33,000
2020	31,000
2021	26,000
2022	22,000
2023+	69,000

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

Our credit facility borrowings consist of the following:

	June 30,	December 31,	June 30,
	2018	2017	2017
LIBOR borrowings	-	-	$7,000,000
Prime borrowings	-	$2,199,423	1,618,697
Total credit facility borrowings	-	$2,199,423	$8,618,697

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2018, we had total capacity of $59.2 million.

Credit Facility Covenants

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement).  Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. At June 30, 2018, there was no triggering event and the covenant was not in effect.

9.   TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2014
Various U.S. States	2013
Puerto Rico (U.S. Territory)	2012
Canada	2012

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and six months ended June 30, 2017.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

Accounting for uncertainty in income taxes requires financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements.  Under this guidance, income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the standard.  We did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations.

We provided for income taxes at an effective tax rate of 20.5% and 34.0% for the three and six months ended June 30, 2018 and 2017.

10.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Basic - weighted average shares outstanding	7,410,236	7,442,000	7,408,438	7,438,000

Dilutive restricted share units	1,211	3,013	186	3,353
Dilutive stock options	52,683	255	36,436	161

Diluted - weighted average shares outstanding	7,464,130	7,445,268	7,445,060	7,441,514

Anti-dilutive securities	-	80,359	42,250	85,188

11.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six Months Ended
	June 30,
	2018	2017

Interest paid	$92,936	$174,202

Federal, state, and local income taxes (refund) paid, net	$(234,384)	$553,123

Change in contract receivables, net	$(8,633,764)	$-

Change in contract liabilities, net	$8,633,764	$-

Property, plant, and equipment purchases in accounts payable	$170,340	$779,257

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET SALES:
Wholesale	$39,804,266	$37,105,727	$80,234,976	$76,274,154
Retail	11,738,885	11,000,448	24,797,103	22,875,049
Military	6,662,689	10,348,779	14,560,434	22,378,704
Total Net Sales	$58,205,840	$58,454,954	$119,592,513	$121,527,907

GROSS MARGIN:
Wholesale	$13,029,759	$11,491,784	$27,043,796	$24,535,545
Retail	5,266,789	4,687,025	10,801,000	10,011,644
Military	1,235,865	1,984,712	2,652,799	3,364,412
Total Gross Margin	$19,532,413	$18,163,521	$40,497,595	$37,911,601

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on 10-K for the year ended December 31, 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.4	68.9	66.1	68.8
Gross margin	33.6	31.1	33.9	31.2
Operating expense	27.8	27.2	27.5	27.4
Income from operations	5.8%	3.9%	6.4%	3.8%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$39,804,266	$37,105,727	$2,698,539	7.3%
Retail	11,738,885	11,000,448	738,437	6.7
Military	6,662,689	10,348,779	(3,686,090)	(35.6)
Total Net Sales	$58,205,840	$58,454,954	$(249,114)	(0.4)%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, western and commercial military categories.

Retail sales increased due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model, and a double digit increase in our direct to consumer business which we believe is attributed to recent investments aimed at increasing traffic and conversion on our websites.

Military sales decreased, as expected, due to some contracts expiring in late 2017.

	Three Months Ended
	June 30,
	2018	2017	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$13,029,759	$11,491,784	$1,537,975
Margin %	32.7%	31.0%	1.7%
Retail Margin $'s	$5,266,789	$4,687,025	$579,764
Margin %	44.9%	42.6%	2.3%
Military Margin $'s	$1,235,865	$1,984,712	$(748,847)
Margin %	18.5%	19.2%	(0.7)%
Total Margin $'s	$19,532,413	$18,163,521	$1,368,892
Margin %	33.6%	31.1%	2.5%

Wholesale gross margin increased primarily due to our dedicated focus to increasing full price selling by offering less discounts while maintaining stronger initial margins on some of our newer products. In 2017, we also had sales from the Creative Recreation brand which carried lower margins as we were moving through some discontinued products.

Retail gross margin increased primarily due to an increase in direct to consumer sales that carry a higher margin and a decrease in certain Lehigh sales that carry lower margins.

Military gross margin decreased slightly due primarily to the mix of products produced as some carry lower margins than the others.

	Three Months Ended
	June 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$16,159,329	$15,904,935	$254,394	1.6%
% of Net Sales	27.8%	27.2%	0.6%

The increase in operating expenses was primarily related to the increased investments in our core brands to help initiate growth and expand within our respective markets and an increase in variable expenses tied to sales increases in our wholesale and retail channels. The increase was partially offset by the reduction of expenses for the Creative Recreation brand, which was sold in the fourth quarter of 2017.

	Three Months Ended
	June 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$684,000	$752,000	$(68,000)	(9.0)%
Effective Tax Rate	20.5%	34.0%	(13.5)%

The reduction in the effective tax rate was as a result of the Tax Cuts and Jobs Act (TCJA) passed in December 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended
	June 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$80,234,976	$76,274,154	$3,960,822	5.2%
Retail	24,797,103	22,875,049	1,922,054	8.4
Military	14,560,434	22,378,704	(7,818,270)	(34.9)
Total Net Sales	$119,592,513	$121,527,907	$(1,935,394)	(1.6)%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, western and commercial military categories.

Retail sales increased due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model, and a double digit increase in our direct to consumer business which we believe is attributed to recent investments aimed at increasing traffic and conversion on our websites.

Military sales decreased, as expected, due to some contracts expiring in late 2017.

	Six Months Ended
	June 30,
	2018	2017	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$27,043,796	$24,535,545	$2,508,251
Margin %	33.7%	32.2%	1.5%
Retail Margin $'s	$10,801,000	$10,011,644	$789,356
Margin %	43.6%	43.8%	(0.2)%
Military Margin $'s	$2,652,799	$3,364,412	$(711,613)
Margin %	18.2%	15.0%	3.2%
Total Margin $'s	$40,497,595	$37,911,601	$2,585,994
Margin %	33.9%	31.2%	2.7%

Wholesale gross margin increased primarily due to our dedicated focus to increasing full price selling by offering less discounts while maintaining stronger initial margins on some of our newer products. In 2017, we also had sales from the Creative Recreation brand which carried lower margins as we were moving through some discontinued products.

Retail gross margin decreased primarily due to an increase in our Lehigh sales that carry lower margins than our e-commerce business.

Military gross margin increased primarily due to some older and lower margin contracts ending in late 2017, as well as increased efficiencies in our Puerto Rican factory.

	Six Months Ended
	June 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$32,896,836	$33,286,844	$(390,008)	(1.2)%
% of Net Sales	27.5%	27.4%	0.1%

The decrease in operating expenses was primarily related to the reduction of expenses for the Creative Recreation brand, which was sold in the fourth quarter of 2017. The decrease was partially offset by an increase in variable expenses tied to sales increases in our wholesale and retail channels and increased investments in our core brands to help initiate growth and expand within our respective markets.

	Six Months Ended
	June 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,522,000	$1,522,000	$-	-%
Effective Tax Rate	20.5%	34.0%	(13.5)%

The reduction in the effective tax rate was as a result of the TCJA passed in December 2017.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We typically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $2.6 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

As a result of the TCJA,  we recorded a liability of $2.5 million in the fourth quarter of 2017 related to the taxation of unremitted earnings of non-U.S. subsidiaries, which will be paid over eight years. The first installment of $510,000 was paid in April 2018.  We do not expect this to have a material impact on its current or future liquidity.

Cash Flows

	Six Months Ended
	June 30,
($ in millions)	2018	2017
Operating activities	$11.1	$7.8
Investing activities	(2.6)	(2.0)
Financing activities	(3.8)	(7.6)
Net change in cash and cash equivalents	$4.7	$(1.8)

Operating Activities.  Cash provided by operating activities was primarily impacted by a decrease in accounts receivable and an increase in accounts payable for the six months ended June 30, 2018.  Cash provided by operating activities was primarily impacted by an increase in accounts payable for the six months ended June 30, 2017.

Investing Activities.  Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the six months ended June 30, 2018 and 2017.

Financing Activities.    Cash used in financing activities primarily related to net payments under the revolving credit facility and for the payment of dividends on our common stock for the six months ended June 30, 2018 and 2017.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ materially from these estimates under different assumptions or conditions.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

The matters discussed in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, expectations, such as statements concerning our future profitability and our operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “strategy,” “future,” “likely” and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand and expectations, seasonality, impact of weather, competition, reliance on suppliers, changing retail trends, risks related to cybersecurity, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (filed March 12, 2018), and other factors detailed from time to time in our filings with the Securities and Exchange Commission.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We assume no obligation to update any forward-looking statements.

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

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares purchased (1)	Average price paid per share (or unit)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)

April 1, 2018 - April 30, 2018	-	-	$7,500,000
May 1, 2018 - May 31, 2018	-	-	7,500,000
June 1, 2018 - June 30, 2018	-	-	7,500,000
Total	-	-	$7,500,000

(1)	The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.
(2)

The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 5, 2018, the Company announced a $7,500,000 share repurchase plan. The repurchase program terminates on March 1, 2019.

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 3, 2018	By:	/s/TOM ROBERTSON
Tom Robertson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)