Form 10-Q
period 2018-09-30
ROCKY BRANDS, INC.
filed 2018-10-30
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in 12b-2 of the Exchange Act.

☐ Large accelerated filer  ☒ Accelerated filer

☐ Non-accelerated filer☒ Smaller reporting company

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

There were 7,421,317 shares of the Registrant's Common Stock outstanding on October 29, 2018.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,	September 30,
	2018	2017	2017
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,210,391	$3,680,776	$2,238,862
Trade receivables, net	50,691,234	45,027,002	45,106,205
Contract receivables	4,849,176	-	-
Other receivables	281,798	806,468	800,322
Inventories	78,408,480	65,622,432	76,885,153
Income tax receivable	-	1,849,237	-
Prepaid expenses	2,121,908	2,199,648	2,431,996
Total current assets	140,562,987	119,185,563	127,462,538
PROPERTY, PLANT & EQUIPMENT – net	23,208,663	23,781,001	24,742,833
IDENTIFIED INTANGIBLES – net	30,282,805	30,314,749	33,319,334
OTHER ASSETS	163,821	197,977	225,310
TOTAL ASSETS	$194,218,276	$173,479,290	$185,750,015

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$20,621,758	$12,982,535	$16,861,274
Contract liabilities	4,849,176	-	-
Accrued expenses:
Salaries and wages	3,660,745	1,754,681	2,298,042
Taxes - other	158,251	599,793	502,252
Accrued freight	465,293	770,219	483,859
Commissions	431,532	455,845	401,261
Accrued duty	2,726,833	2,160,847	2,534,286
Income tax payable	1,888,060	-	1,275,893
Other	1,308,627	1,301,931	1,601,591
Total current liabilities	36,110,275	20,025,851	25,958,458
LONG TERM DEBT	-	2,199,423	11,630,000
LONG TERM TAXES PAYABLE	169,366	2,286,512	-
DEFERRED INCOME TAXES	7,726,234	7,726,234	10,464,435
DEFERRED LIABILITIES	152,271	148,408	181,737
TOTAL LIABILITIES	44,158,146	32,386,428	48,234,630
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2018 - 7,421,317; December 31, 2017 - 7,398,654 and September 30, 2017 - 7,403,195	69,589,049	68,973,927	68,979,376
Retained earnings	80,471,081	72,118,935	68,536,009
Total shareholders' equity	150,060,130	141,092,862	137,515,385
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$194,218,276	$173,479,290	$185,750,015

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET SALES	$65,915,564	$64,675,082	$185,508,077	$186,202,989
COST OF GOODS SOLD	43,515,323	45,163,538	122,610,241	128,779,845
GROSS MARGIN	22,400,241	19,511,544	62,897,836	57,423,144

OPERATING EXPENSES	16,790,903	16,026,654	49,687,739	49,313,498

INCOME FROM OPERATIONS	5,609,338	3,484,890	13,210,097	8,109,646

OTHER INCOME (EXPENSES)	30,502	(98,126)	(147,995)	(245,760)

INCOME BEFORE INCOME TAXES	5,639,840	3,386,764	13,062,102	7,863,886

INCOME TAX EXPENSE	594,830	1,152,000	2,116,830	2,674,000

NET INCOME	$5,045,010	$2,234,764	$10,945,272	$5,189,886

INCOME PER SHARE
Basic	$0.68	$0.30	$1.48	$0.70
Diluted	$0.67	$0.30	$1.47	$0.70
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,418,028	7,437,913	7,411,670	7,438,061
Diluted	7,480,340	7,443,001	7,453,764	7,441,378

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,945,272	$5,189,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,073,636	5,024,500
(Gain) loss on disposal of fixed assets	(8,071)	32,975
Stock compensation expense	491,444	245,083
Change in assets and liabilities:
Receivables	(3,290,325)	(4,373,693)
Inventories	(12,786,048)	(7,716,711)
Other current assets	77,740	264,424
Other assets	34,156	7,199
Accounts payable	7,702,442	5,204,387
Accrued and other liabilities	1,711,828	1,275,893
Income taxes payable	1,888,060	1,695,938
Long term taxes payable	(2,117,146)	-
Net cash provided by operating activities	8,722,988	6,849,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,541,733)	(3,453,886)
Proceeds from sales of fixed assets	17,231	329,278
Net cash used in investing activities	(3,524,502)	(3,124,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	4,247,897	49,996,460
Repayments on revolving credit facility	(6,447,320)	(52,950,468)
Proceeds from stock options	123,678	14,236
Repurchase of common stock	-	(571,580)
Dividends paid on common stock	(2,593,126)	(2,455,564)
Net cash used in financing activities	(4,668,871)	(5,966,916)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	529,615	(2,241,643)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,680,776	4,480,505
END OF PERIOD	$4,210,391	$2,238,862

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2017 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended December 31, 2017, which includes all disclosures required by GAAP.

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
ASU 2018-15 Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (A Consensus of the FASB EITF)

This pronouncement aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It also provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements.

Q4 2018

The Company is planning to adopt this standard early and will adopt prospectively. Costs that previously would have been expensed in the fourth quarter of 2018 will be capitalized and amortized over the life of the cloud computing arrangement in accordance with this new standard.

ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

This pronouncement changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements.

		Q1 2020	The Company is evaluating the impact of the new standard on its Unaudited Condensed Consolidated Financial Statements, but does not anticipate the standard will have a significant impact.

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
ASU 2016-02, Leases (Topic 842)

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

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Military. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S., Canada, and internationally. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. We also sell footwear under the Rocky label to the U.S. Military.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2018. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	September 30,	December 31,	September 30,
	2018	2017	2017
Contract liabilities	$4,849,176	$-	$-

Significant changes in the contract liabilities balance during the period are as follows:

Contract liabilities
Balance, December 31, 2017	-
Non-cancelable contracts with customers recognized as a result of ASC 606 adoption	$9,394,130
Non-cancelable contracts with customers entered into during the period	10,176,280
Revenue recognized related to non-cancelable contracts with customers during the period	(14,721,234)
Balance, September 30, 2018	$4,849,176

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 12 for segment disclosures.

5.    TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,357,000,  $177,000 and $556,000 at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.  We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables is $908,000 at September 30, 2018.

6.   INVENTORIES

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
	2018	2017	2017
Raw materials	$14,310,672	$11,394,657	$15,287,467
Work-in-process	876,298	709,406	1,286,966
Finished goods	63,221,510	53,518,369	60,310,720
Total	$78,408,480	$65,622,432	$76,885,153

In accordance with ASC 606, the return reserve asset netted against inventories is $555,000 at September 30, 2018.

7.  IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
September 30, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192,281	-	$27,192,281
Retail	2,900,000	-	2,900,000
Patents	895,477	$704,953	190,524
Customer Relationships	-	-	-
Total Intangibles	$30,987,758	$704,953	$30,282,805

	Gross	Accumulated	Carrying
December 31, 2017	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192,281	-	$27,192,281
Retail	2,900,000	-	2,900,000
Patents	895,477	$673,009	222,468
Customer Relationships	-	-	-
Total Intangibles	$30,987,758	$673,009	$30,314,749

	Gross	Accumulated	Carrying
September 30, 2017	Amount	Amortization	Amount
Trademarks
Wholesale	$29,343,578	-	$29,343,578
Retail	2,900,000	-	2,900,000
Patents	2,595,477	$2,413,054	182,423
Customer Relationships	2,200,000	1,306,667	893,333
Total Intangibles	$37,039,055	$3,719,721	$33,319,334

The weighted average life for our patents is 4.3 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization expense	$10,000	$32,000	32,000	$96,000

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
Expense
2018	$41,000
2019	33,000
2020	31,000
2021	26,000
2022	22,000
2023+	69,000

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

Our credit facility borrowings consist of the following:

	September 30,	December 31,	September 30,
	2018	2017	2017
LIBOR borrowings	-	-	$10,000,000
Prime borrowings	-	$2,199,423	1,630,000
Total credit facility borrowings	-	$2,199,423	$11,630,000

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2018, we had total capacity of $68.3 million.

Credit Facility Covenants

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement).  Our amended and restated credit facility places a restriction on the amount of dividends that may be paid. At September 30, 2018, there was no triggering event and the covenant was not in effect.

9.   TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2014
Various U.S. States	2013
Puerto Rico (U.S. Territory)	2012
Canada	2012

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and nine months ended September 30, 2018.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

In the third quarter of this year, we recognized a tax benefit of approximately $561,000 as we adjusted the amount of transition tax we need to pay on earnings from our Dominican Republic subsidiary that were brought back to the U.S. following last year’s tax reform.  Our original estimate, which was based on initial guidelines, proved to be too high once more specific rules were published midway through 2018. Due to this one-time adjustment, our effective tax rate was 10.5% and 16.2% for the three and nine months ended September 30, 2018, respectively. Excluding this adjustment, we estimate our 2018 effective tax rate to be 20.5%.  Our effective tax rate was 34.0% for the three and nine months ended September 30, 2017.

10.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Basic - weighted average shares outstanding	7,418,028	7,437,913	7,411,670	7,438,061

Dilutive restricted share units	2,267	4,339	966	3,123
Dilutive stock options	60,045	749	41,128	194

Diluted - weighted average shares outstanding	7,480,340	7,443,001	7,453,764	7,441,378

Anti-dilutive securities	-	37,361	39,500	87,180

11.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2018	2017

Interest paid	$140,427	$292,961

Federal, state, and local income taxes (refund) paid, net	$496,678	$646,129

Change in contract receivables, net	$(4,849,176)	$-

Change in contract liabilities, net	$4,849,176	$-

Property, plant, and equipment purchases in accounts payable	$119,604	$284,370

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET SALES:
Wholesale	$47,000,718	$46,049,837	$127,235,693	$122,323,991
Retail	11,915,337	11,069,669	36,712,440	33,944,718
Military	6,999,509	7,555,576	21,559,944	29,934,280
Total Net Sales	$65,915,564	$64,675,082	$185,508,077	$186,202,989

GROSS MARGIN:
Wholesale	$15,448,657	$14,087,674	$42,492,453	$38,623,219
Retail	5,344,274	4,877,916	16,145,274	14,889,559
Military	1,607,310	545,954	4,260,109	3,910,366
Total Gross Margin	$22,400,241	$19,511,544	$62,897,836	$57,423,144

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.0	69.8	66.1	69.2
Gross margin	34.0	30.2	33.9	30.8
Operating expense	25.5	24.8	26.8	26.5
Income from operations	8.5%	5.4%	7.1%	4.4%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended
	September 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$47,000,718	$46,049,837	$950,881	2.1%
Retail	11,915,337	11,069,669	845,668	7.6
Military	6,999,509	7,555,576	(556,067)	(7.4)
Total Net Sales	$65,915,564	$64,675,082	$1,240,482	1.9%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, outdoor and commercial military categories. This was partially offset by the loss of the Creative Recreation brand which was sold in the fourth quarter of 2017.

Retail sales increased primarily due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model, and a mid-single digit increase in our direct to consumer ecommerce business which we believe is attributable to recent investments aimed at increasing traffic and conversion on our websites.

Military sales decreased, as expected, due to some contracts expiring in late 2017.

	Three Months Ended
	September 30,
	2018	2017	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$15,448,657	$14,087,674	$1,360,983
Margin %	32.9%	30.6%	2.3%
Retail Margin $'s	$5,344,274	$4,877,916	$466,358
Margin %	44.9%	44.1%	0.8%
Military Margin $'s	$1,607,310	$545,954	$1,061,356
Margin %	23.0%	7.2%	15.8%
Total Margin $'s	$22,400,241	$19,511,544	$2,888,697
Margin %	34.0%	30.2%	3.8%

Wholesale gross margin increased primarily due to our dedicated focus to increasing full price selling by offering less discounts while maintaining stronger initial margins on some of our newer products. In 2017, we also had sales from the Creative Recreation brand which carried lower margins as we were selling through some discontinued products.

Retail gross margin increased primarily due to an increase in direct to consumer sales that carry a higher margin and a decrease in certain Lehigh sales that carry lower margins.

Military gross margin increased significantly due to a number of lower margin contracts expiring in 2017 as well as $1 million of additional expenses related to payroll and overhead costs that could not be capitalized in inventory due to lower than usual production volumes in our Puerto Rico facility as a result of the disruption from Hurricane Maria in the third quarter of 2017.

	Three Months Ended
	September 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$16,790,903	$16,026,654	$764,249	4.8%
% of Net Sales	25.5%	24.8%	0.7%

The increase in operating expenses was primarily related to the increased investments in our core brands to help initiate growth and expand within our respective markets, variable expenses tied to sales increases, and bad debt expense. The increase was partially offset by the reduction of expenses for the Creative Recreation brand, which was sold in the fourth quarter of 2017.

	Three Months Ended
	September 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$594,830	$1,152,000	$(557,170)	(48.4)%
Effective Tax Rate	10.5%	34.0%	(23.5)%

The reduction in the effective tax rate was a result of the Tax Cuts and Jobs Act (TCJA) passed in December 2017, as well as an adjustment related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings which resulted from additional interpretative guidance of the TCJA from the IRS.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended
	September 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$127,235,693	$122,323,991	$4,911,702	4.0%
Retail	36,712,440	33,944,718	2,767,722	8.2
Military	21,559,944	29,934,280	(8,374,336)	(28.0)
Total Net Sales	$185,508,077	$186,202,989	$(694,912)	(0.4)%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, outdoor and commercial military categories. This was partially offset by the loss of the Creative Recreation brand which was sold in the fourth quarter of 2017.

Retail sales primarily increased due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model, and a double digit increase in our direct to consumer ecommerce business which we believe is attributable to recent investments aimed at increasing traffic and conversion on our websites.

Military sales decreased, as expected, due to some contracts expiring in late 2017.

	Nine Months Ended
	September 30,
	2018	2017	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$42,492,453	$38,623,219	$3,869,234
Margin %	33.4%	31.6%	1.8%
Retail Margin $'s	$16,145,274	$14,889,559	$1,255,715
Margin %	44.0%	43.9%	0.1%
Military Margin $'s	$4,260,109	$3,910,366	$349,743
Margin %	19.8%	13.1%	6.7%
Total Margin $'s	$62,897,836	$57,423,144	$5,474,692
Margin %	33.9%	30.8%	3.1%

Wholesale gross margin increased primarily due to our dedicated focus to increasing full price selling by offering less discounts while maintaining stronger initial margins on some of our newer products. In 2017, we also had sales from the Creative Recreation brand which carried lower margins as we were selling through some discontinued products.

Retail gross margin increased slightly due to an increase in direct to consumer sales that carry a higher margin and a decrease in certain Lehigh sales that carry lower margins.

Military gross margin increased significantly due to a number of lower margin contracts expiring in 2017 as well as $1 million of additional expenses related to payroll and overhead costs that could not be capitalized in inventory due to lower than usual production volumes in our Puerto Rico facility as a result of the disruption from Hurricane Maria in the third quarter of 2017.

	Nine Months Ended
	September 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$49,687,739	$49,313,498	$374,241	0.8%
% of Net Sales	26.8%	26.5%	0.3%

The increase in operating expenses was primarily related to the increased investments in our core brands to help initiate growth and expand within our respective markets, variable expenses tied to sales increases, and bad debt expense. The increase was partially offset by the reduction of expenses for the Creative Recreation brand, which was sold in the fourth quarter of 2017.

.

	Nine Months Ended
	September 30,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$2,116,830	$2,674,000	$(557,170)	(20.8)%
Effective Tax Rate	16.2%	34.0%	(17.8)%

The reduction in the effective tax rate was as a result of the TCJA passed in December 2017, as well as an adjustment related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings which resulted from additional interpretative guidance of the TCJA from the IRS.

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

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As a result of the TCJA, we recorded a liability of $2.5 million in the fourth quarter of 2017 related to the taxation of unremitted earnings of non-U.S. subsidiaries (toll charge), which was to be paid over eight years. The first installment of $510,000 was paid in April 2018. Additional interpretive guidance was released by the IRS in August 2018 that indicated that any 2017 tax year overpayments made must first be applied against the toll charge liability.  Based on the new IRS guidance, we expect to make approximately $2.0 million in estimated tax payments in the fourth quarter of 2018 related to the 2018 tax year.

Cash Flows

	Nine Months Ended
	September 30,
($ in millions)	2018	2017
Operating activities	$8.7	$6.8
Investing activities	(3.5)	(3.1)
Financing activities	(4.7)	(6.0)
Net change in cash and cash equivalents	$0.5	$(2.3)

Operating Activities.  Cash provided by operating activities was primarily impacted by an increase in accounts payable, accrued liabilities, and income taxes payable, partially offset by an increase in accounts receivable and inventory for the nine months ended September 30, 2018. Cash provided by operating activities was primarily impacted by an increase in accounts payable and other accrued liabilities, partially offset by increases in accounts receivable and inventory for the nine months ended September 30, 2017.

Investing Activities. Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the nine months ended September 30, 2018 and 2017.

Financing Activities.  Cash used in financing activities primarily related to net payments under the revolving credit facility and for the payment of dividends on our common stock for the nine months ended September 30, 2018 and 2017.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or units)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)

July 1, 2018 - July 31, 2018	-	-	$7,500,000
August 1, 2018 - August 31, 2018	-	-	7,500,000
September 1, 2018 - September 30, 2018	-	-	7,500,000
Total	-	-	$7,500,000

(1)	The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.
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

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: October 30, 2018	By:	/s/TOM ROBERTSON
Tom Robertson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)