Form 10-K
period 2018-12-31
ROCKY BRANDS, INC.
filed 2019-03-13
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer ☒ Smaller reporting company  ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant's Common Stock held by non‑affiliates of the registrant was approximately $205,480,710 on June 30, 2018.

There were 7,381,760 shares of the registrant's Common Stock outstanding on February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

PART I

ITEM 1.   BUSINESS.

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brand Michelin.  Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around seven target markets: outdoor, work, duty, commercial military, military, western, and lifestyle.  Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $34.99 for our value priced products to $309.99 for our premium products.  In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: wholesale, retail and military.  In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada as well as in several international markets.  Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers.  Our retail business includes direct sales of our products to consumers through our business to business web platform, e-commerce websites, third party marketplaces and our Rocky outlet store. We also sell footwear under the Rocky label to the U.S. military.

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

Growth Strategy

We intend to increase our sales through the following strategies:

•

Expand into new target markets under existing brands.  We believe there is significant opportunity to extend certain of our brands into our other target markets.  We intend to continue to introduce products across varying feature sets and price points in order to meet the needs of our customers.

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

Product Lines

Our product lines consist of high-quality products that target the following markets:

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

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories.  We currently design Rocky products for each of our seven target markets and offer our products at a range of suggested retail price points: $49.99 to $309.99 for our footwear products, $19.99 to $239.99 for tops and bottoms in our apparel lines and $5.99 to $59.99 for our basic and technical outerwear.

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

We have also introduced western influenced work boots for farmers and ranchers.  Most of these products are waterproof, insulated and utilize our proprietary comfort systems.  We have also introduced men’s and women’s casual western footwear for consumers enamored with western influenced fashion.

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear.  Georgia Boot footwear is sold at suggested retail price points ranging from $65.99 to $269.99.  This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments.  Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the work place.  All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

In addition, we market a line of Georgia Boot footwear to brand loyal consumers for hunting and other outdoor activities.  These products are primarily all leather boots distributed in the western and southwestern states where hunters do not require camouflaged boots or other technical features incorporated in our Rocky footwear.

Durango

Durango is our moderately priced, high quality line of western footwear.  Launched in 1965, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear and apparel market.  Our current line of products is offered at suggested retail price points ranging from $54.99 to $219.99, and we market products designed for both work and casual wear.  Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion.  Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue.  Other products in the Durango line that target casual and fashion-oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.

Lehigh

The Lehigh brand was launched in 1922 and is our moderately priced, high quality line of safety shoes sold at suggested retail price points ranging from $78.99 to $243.99.  Our current line of products is designed to meet occupational safety footwear needs.  Most of this footwear incorporates steel toes to protect workers and often incorporates other safety features such as metatarsal guards or non-slip outsoles.  Additionally, certain models incorporate durability features to combat abrasive surfaces or caustic substances often found in some work places.

With the shift in manufacturing jobs to service jobs in the U.S., Lehigh began marketing products for the hospitality industry.  These products have non-slip outsoles designed to reduce slips, trips and falls in hospitality environments where floors are often tiled and greasy.  Price points for this kind of footwear range from $39.99 to $105.99.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions.  The license to design, develop and manufacture footwear under the Michelin name was secured in 2006.  Suggested retail prices for the Michelin brand are from $34.99 to $249.99.  The license agreement for the Michelin brand expires on December 31, 2020, with the option to renew.

Sales and Distribution

Our products are distributed through three distinct business segments: wholesale, retail and military. See Note 16 of our consolidated financial statement for more information regarding our three business segments.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2018, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

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

Our wholesale distribution channels vary by market:

•	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, online retailers, catalogs, and mass merchants.

•	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores, hardware stores and online retailers.

•	Our duty products are sold primarily through uniform stores, catalog specialists and online retailers.

•	Our commercial military products are sold primarily through base exchanges such as AAFES and consumer e-commerce websites.

•	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores, online retailers and more recently, fashion-oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies under the Lehigh retail brand: Lehigh business-to-business including direct sales and through our Custom Fit websites, consumer e-commerce websites and third-party marketplaces, and our stores, which include our outlet store and retail stores.

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

Retail Stores

Lehigh’s successful continued focus on converting our customers from delivery via our mobile and retail stores to purchasing via our Custom Fit sites and delivery direct has led to the continued reduction of the mobile and retail stores in the past several years. In 2018, we stopped serving the New York Transit Authority with mobile stores. As of December 31, 2018, our only remaining retail store is located at The Puget Sound Naval Base.

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

We have focused the majority of our advertising efforts on both digital advertising and consumer advertising in support of our retail partners. Digital advertising includes online brand level marketing, search engine pay-per-click, retargeting and social media targeting. A key component to supporting our retail partners includes in-store point of purchase materials that add a dramatic focus to our brands and the products our retail partners carry.  We also advertise through targeted national and local cable programs and print publications aimed at audiences that share the demographic profile of our typical customers.  In addition, we promote through event sponsorships which provide significant national exposure for all of our brands as well as a direct connection to our target consumer.  Our print advertisements and television commercials emphasize the technical features of our products as well as their high quality, comfort, functionality and durability.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third-party facilities, primarily in China.  We do not have long-term contracts with any of our third-party manufacturers. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available as well as reduce our lead times.  In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer.  Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities.  Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada, South America, Europe, Australia and Asia.  We ship our products from our finished goods distribution facility located in Logan, Ohio and third-party logistics operations in Sumner, Washington and Ontario, Canada.  In early 2018, the Washington and Canada logistics operations were wound down and closed. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico.  Net sales to foreign countries represented approximately 1.9% of net sales in 2018 and 3.0% of net sales in 2017.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico.  In addition, we utilize an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $2.5 million at December 31, 2018 and $3.2 million at December 31, 2017.

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

Seasonality and Weather

Historically, we have experienced significant seasonal fluctuations in our business as many of our footwear products are used by consumers in adverse weather conditions. In order to meet these demands, we must manufacture and source footwear year-round to be in a position to ship advance and at once orders for these products during the last two quarters of each year.  Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of the year.  In addition, mild or dry weather conditions historically have had a material adverse effect on sales of our outdoor products, particularly if they occurred in broad geographical areas during late fall or early winter.

Backlog

	Years Ended December 31,
($ in millions)	2018	2017
Wholesale Backlog	$15.5	$16.3
Military Backlog	13.0	26.2
Total Backlog	$28.5	$42.5

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

Our license with W. L. Gore & Associates, Inc. permits us to use the Gore-Tex and related marks on products and styles that have been approved in advance by Gore.  The license agreement has a one-year term that automatically renews each year, unless either party elects to terminate by giving advance written notice to the other party by October 1 for termination effective December 31 of that same year.

Our license with Michelin Lifestyle Limited permits us to use the Michelin brand and related marks on our products.  Our license agreement with Michelin Lifestyle Limited to use the Michelin name expires on December 31, 2020, with the option to renew.

In the U.S., our patents are generally in effect for up to 15 years from the date of the filing of the patent application. Our trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. Trademarks registered outside of the U.S. generally have a duration of 10 years depending on the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application.

While we have an active program to protect our intellectual property by filing for patents and trademarks, we do not believe that our overall business is materially dependent on any individual patent or trademark.  We are not aware of any material infringement of our intellectual property rights or that we are infringing any intellectual property rights owned by third parties.  Moreover, we are not aware of any material conflicts concerning our trademarks or our use of trademarks owned by others.

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

Employees

At December 31, 2018,  we had approximately 2,087 employees of which approximately 2,070 are full time employees.  Approximately 1,728 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico.  None of our employees are represented by a union.  We believe our relations with our employees are in good standing.

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

We conduct a portion of our business pursuant to U.S. military contracts which are subject to unique risks.  In 2018,  10.4% of our revenues were earned pursuant to U.S. military contracts.  Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.  The U.S. military may modify, curtail or choose not to renew one or more of our contracts.  In addition, funding pursuant to our U.S. military contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints and/or changes in U.S. military strategy.  Our contracts with the U.S. military are fixed-price contracts.  While fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. The U.S. military provides preference on contract bids to small businesses and our current company structure classifies us as a large business which could have an effect on our ability to be awarded new contracts in the future.

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

The development of our business has been, and will continue to be, dependent on execution at all levels of our organization which requires an experienced and talented executive team.  The loss of service of any of the executive officers or key employees could have an adverse effect on our business and financial condition.  We have entered into employment agreements with several executive officers and key employees, and also offer compensation packages designed to attract and retain talent.

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

We have historically experienced significant seasonal fluctuations in our business because we derive a significant portion of our revenues from sales of our outdoor products.  Many of our outdoor products are used by consumers in cold or wet weather. As a result, a majority of orders for these products are placed by our retailers in January through April for delivery in July through October.  In order to meet demand, we must manufacture and source outdoor footwear year-round to be in a position to ship advance orders for these products during the last two quarters of each year.  Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of each year.  There is no assurance that we will have either sufficient inventory to satisfy demand in any particular quarter or have sufficient demand to sell substantially all of our inventory without significant markdowns. Mild or dry weather has in the past and may in the future have a material adverse effect on sales of our products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter.

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

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities.  Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on our financial condition.  Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At December 31, 2018, there was no triggering event and the covenant was not in effect.

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

We rely on our distribution center in Logan, Ohio and manufacturing facilities in the Dominican Republic and Puerto Rico and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers and consumers.

We rely on our distribution center located in Logan, Ohio and our manufacturing facilities in the Dominican Republic and Puerto Rico. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage our ability to manufacture our products, a portion of our inventory, or impair our ability to use our distribution center as a docking location for merchandise.  Any of these occurrences could impair our ability to adequately supply our retailers and consumers and harm our operating results.

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

A  cyber-security breach could have a material adverse effect on our business and reputation.

We rely heavily on digital technologies for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of customer data and employee information. We also rely on third parties to process credit card transactions, perform online e-commerce and social media activities and retain data relating to our financial position and results of operations, strategic initiatives and other important information.  Despite the security measures we have in place, our facilities and systems and those of our third-party service providers, may be vulnerable to cyber-security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.  Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could damage our reputation and our customers’ willingness to purchase our products, which may adversely affect our business.  In addition, we could incur liabilities and remediation costs, including regulatory fines, reimbursement or other compensatory costs, additional compliance costs, and costs for providing credit monitoring or other benefits to customers or employees affected. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure it remains in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, its opportunities for growth may be curtailed by its compliance capabilities or reputational harm and its potential liability for security breaches may increase. We are also subject to U.S. and international data privacy and cybersecurity laws and regulations, which may impose fines and penalties for noncompliance and may have an adverse effect on our operations.  For example, the European Union’s General Data Protection Regulation (the “GDPR”), which became effective in May 2018, extends the scope of the EU data protection law to all companies processing data of EU residents, regardless of our location, and imposes significant new requirements on how we collect, processes and transfer personal data.

GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. GDPR increases our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties against us, and could adversely affect our business, financial condition, cash flows and results of operations. Compliance with any of the foregoing laws and regulations can be costly. A violation of any laws or regulations relating to the collection or use of personal information could result in the imposition of fines against us.

Disruption of our information technology systems could adversely affect our business

Our information technology systems are critical to our business operations. Any interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact our business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of our operations. Disruption to our information technology systems may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our online services and preclude retail transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be adversely affected if we are unable to improve, upgrade, maintain, and expand our technology systems.

Our dividend policy may change.

Although we have paid dividends to our shareholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments.

There are risks, including stock market volatility, inherent in owning our common stock.

The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These fluctuations may arise from general stock market conditions, the impact of risk factors described in this Item 1A on our results of operations and financial position, or a change in opinion in the market regarding our business prospects or other factors, many of which may be outside our immediate control. Changes in the amounts and frequency of share repurchases or dividends also could adversely affect the value of our common stock.

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

We are currently negotiating our leases that expired at the end of 2018 and are occupying them on a month-to-month basis until a new agreement is reached.

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

As of February 28, 2019, there were 70 shareholders of record of our common stock.

Dividends

During 2013, our board of directors adopted a dividend policy under which the Company intends to pay a cash dividend on its common stock.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or units)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)

October 1, 2018 - October 31, 2018	-	-	$7,500,000
November 1, 2018 - November 30, 2018	-	-	7,500,000
December 1, 2018 - December 31, 2018	55,223	$23.73	6,189,713
Total	55,223	$23.73	$6,189,713

(1)	The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.
(2)

The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 4, 2019, the Company announced a new $7,500,000 share repurchase program that will terminate on February 28, 2020. This program is replacing the $7,500,000 share repurchase program that was announced on March 1, 2018 that expired on March 1, 2019.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

($ in thousands, except for per share data)	For the years ended December 31,
	2018	2017	2016	2015	2014
Income statement data
Net sales	$252,694	$253,197	$260,259	$269,302	$286,242
Gross margin (% of sales)	34.4%	31.9%	29.5%	33.0%	33.7%
Net income (loss)	$14,553	$9,586	$(2,139)	$6,603	$9,845
Dividends paid on common stock	3,484	3,269	3,297	3,252	3,018

Earnings per share
Net income (loss)
Basic	$1.96	$1.29	$(0.29)	$0.87	$1.30
Diluted	1.95	1.29	(0.29)	0.87	1.30

Weighted average common shares outstanding
Basic	7,412	7,428	7,505	7,563	7,545
Diluted	7,462	7,450	7,505	7,574	7,548

Balance sheet data
Inventory	$72,822	$65,622	$69,168	$76,991	$85,237
Total assets	$184,663	$173,479	$178,939	$192,833	$213,228
Working capital	$106,167	$99,159	$101,060	$113,442	$124,773
Long-term debt, less current maturities	$-	$2,199	$14,584	$23,700	$36,270
Shareholders' equity	$151,575	$141,093	$135,093	$142,121	$138,348

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2018, and our capital resources and liquidity as of December 31, 2018 and 2017.  Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries.  Our fiscal year begins on January 1 and ends on December 31.  We analyze the results of our operations for the last three years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments.  We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements.  We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

Cost of goods sold.  Our cost of goods sold represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of goods sold also includes the cost to transport these products to our distribution center.

SG&A expenses.  Our SG&A expenses consist primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, depreciation, amortization, professional fees, facility expenses, bank charges, warehouse and outbound freight expenses.

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Twelve Months Ended
	December 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold	65.6	68.1
Gross margin	34.4	31.9
Operating expenses	27.3	27.2
Income from operations	7.1%	4.7%

Results of Operations

December 31, 2018 Compared to Year Ended December 31, 2017

	Twelve Months Ended
	December 31,
($ in thousands)	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$173,124	$166,682	$6,442	3.9%
Retail	53,216	48,352	4,864	10.1
Military	26,354	38,163	(11,809)	(30.9)
Total Net Sales	$252,694	$253,197	$(503)	(0.2)%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, western, outdoor and commercial military categories. This was partially offset by the loss of the Creative Recreation brand which was sold in the fourth quarter of 2017. Not including the Creative Recreation brand, wholesale sales increased 6.6% in 2018.

Retail sales increased primarily due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model that allowed us to attain growth in our key account business as well as increase participation and retention rates, and a mid-teen increase in our direct to consumer e-commerce business which we believe is attributable to recent investments aimed at increasing traffic and conversion on our websites. Not including the Creative Recreation brand, retail sales increased 11.8% in 2018.

Military sales decreased, as expected, due to some contracts expiring in late 2017.

	Twelve Months Ended
	December 31,
($ in thousands)	2018	2017	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$57,792	$54,188	$3,604
Margin %	33.4%	32.5%	0.9%
Retail Margin $'s	$23,650	$21,168	$2,481
Margin %	44.4%	43.8%	0.6%
Military Margin $'s	$5,587	$5,413	$174
Margin %	21.2%	14.2%	7.0%
Total Margin $'s	$87,029	$80,769	$6,260
Margin %	34.4%	31.9%	2.5%

Wholesale gross margin increased primarily due to our dedicated focus to increasing full price selling by offering less discounts while maintaining stronger initial margins on some of our newer products. In 2017, we also had sales from the Creative Recreation brand which carried lower margins, additional expenses incurred due to the disruption from hurricanes Maria and Irma, and we were selling through some discontinued products.

Retail gross margins increased primarily due to an increase in direct to consumer sales which carry a higher margin and a decrease in certain Lehigh sales that carry lower margins.

Military gross margin increased significantly due to a number of lower margin contracts expiring in 2017 as well as increased efficiencies at our Puerto Rico facility.

	Twelve Months Ended
	December 31,
($ in thousands)	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$68,968	$68,943	$25	0.0%
% of Net Sales	27.3%	27.2%	0.1%

Operating expenses remained flat year over year. In 2018, we increased investments in our core brands to help initiate growth and expand within our respective markets as well as an increase in bad debt expense, incentive compensation, and variable expenses tied to sales increases. These increased investments and variable costs were offset by a decrease in selling, general and administrative expenses associated with the Creative Recreation brand which was sold in the fourth quarter of 2017.

	Twelve Months Ended
($ in thousands)	December 31,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
OTHER EXPENSES:
Other Expenses	$(162)	$(2,465)	$2,303	(93.4)%

Other expenses decreased due to lower interest expense and the $2.1 million dollar loss on the disposition of the Creative Recreation brand in the fourth quarter of 2017.

	Twelve Months Ended
($ in thousands)	December 31,
	2018	2017	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense (Benefit)	$3,346	$(225)	$3,571	(1,587.1)%
Effective Tax Rate	18.7%	(2.4)%	21.1%

Income taxes increased as our income tax benefit for 2017 was a result of the Tax Cuts and Jobs Act (TCJA), more specifically the reduction in the statutory rate, which applied to our 2018 income tax expense and deferred tax liabilities, from 35% to 21%. This benefit was reduced by transition taxes on previously unremitted earnings of non-U.S.  subsidiaries and taxes due on $9.4 million of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We historically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility will fluctuate significantly throughout the year.  Our working capital increased to $106.2 million at December 31, 2018, compared to $99.2 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology.  Capital expenditures were $4.7 million for 2018 and $4.3 million in 2017. Capital expenditures for 2019 are anticipated to be approximately $7.3 million.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options.  Future minimum lease payments under non-cancelable operating leases are outlined in further detail in Note 8.

We believe that our credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility please see Note 7.

Cash Flows

	Twelve Months Ended
	December 31,
($ in millions)	2018	2017
Operating activities	$17.6	$17.1
Investing activities	(4.2)	(1.6)
Financing activities	(6.9)	(16.3)
Net change in cash and cash equivalents	$6.5	$(0.8)

Operating Activities.  The principal sources of net cash in 2018 included decreases in trade receivables and income tax receivable as well as increases to accounts payable and accrued liabilities. These sources of net cash were partially offset by an increase in inventories and a decrease in long-term taxes payable. The principal sources of net cash in 2017 included lower inventories and increases to accounts payable and long-term taxes payable. These sources of net cash were partially offset by an increase in accounts receivable.

Investing Activities. The principal use of cash in 2018 and 2017 was for the purchase of molds and equipment associated with our manufacturing and distribution operations and for information technology software and system upgrades. An offsetting impact to the use of cash in 2017 was cash collected for the sale of the Creative Recreation brand in the fourth quarter of 2017.

Financing Activities.  Proceeds and repayments of the revolving credit facility reflect daily cash disbursement and deposit activity.  Our financing activities during 2018 and 2017 principally were net repayments under the revolving line of credit facility, payments of dividends, and repurchases of our common stock.

On March 4, 2019, the Company announced a new $7,500,000 share repurchase program that will replace the 2018 plan and will expire on February 28, 2020. Management could decide to repurchase additional shares under either program up through the date of expiration of the program. For additional information regarding this share repurchase program see Note 11.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2018 resulting from financial contracts and commitments.  We have not included information on our recurring purchases of materials for use in our manufacturing operations.  These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2018:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	-	-	-	-	-
Taxes payable (1)	$0.2		-	-	$0.2
Minimum operating lease commitments	1.0	0.7	$0.3	-	-
Expected cash requirements for credit facility (2)	0.7	0.1	0.3	$0.3	-
Contract Liabilities (3)	2.6	2.6	-	-	-
Consulting commitments	0.5	0.5	-	-	-
Total contractual obligations	$5.0	$3.9	$0.6	$0.3	$0.2

(1)	Represents one-time transition tax payable related to known amounts of cash taxes payable in future years as a result of the TCJA. For further information, refer to Note 10.
(2)	Expected payments are approximately $0.1 million per year for the foreseeable future and are a fee on the unused portion of our credit facility.
(3)	Represents our contract minimums with the U.S. Military. For further information please see Note 14.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At December 31, 2018, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits.  Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions.  We were able to mitigate the effects of inflation during 2018 and 2017 due to these factors.  It is anticipated that any inflationary pressures during 2019 could be offset through possible price increases.

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

Revenue recognition

Revenue principally consists of sales to customers, and, to a lesser extent, license fees.  See Note 14 for additional information regarding revenues.

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

Sales returns and allowances as a percentage of sales for the years below were as follows:

	2018	2017
Sales, returns, and allowances	4.9%	3.9%

Inventories

Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories.  Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable and we have been able to liquidate slow moving or obsolete inventories at amounts above cost through our factory outlet stores or through various discounts to customers and e-commerce channels.  Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of our inventory reserves and makes adjustments as required. See Note 3 for additional information regarding inventories.

Intangible assets

Intangible assets, including trademarks and patents, are reviewed for impairment annually, and more frequently, if necessary.  We perform such testing of indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.  See Note 5 for additional information regarding intangible assets and the annual impairment analysis.

Income taxes

Management has recorded a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  For additional information see Note 10.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2018 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Conditions and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, expectations, such as statements concerning our future profitability and our operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that all forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cyber security breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We assume no obligation to update any forward-looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, the Company's financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows. The Company is also subject to commodity pricing risk via changes in the price of materials used in our manufacturing process. The Company regularly assesses these risks and has established policies and business practices that should mitigate a portion of the adverse effect of these and other potential exposures.

Interest Rate Risk

Our primary market risk results from fluctuations in interest rates. The following item is market rate sensitive for interest rates for the Company:  long-term debt consisting of a credit facility with no balance at December 31, 2018.  For additional information about our credit facility see Note 7.  We have no other long-term debt maturities.

We do not hold any market risk sensitive instruments for trading purposes.

We do not have any interest rate management agreements as of December 31, 2018.

Commodity Risk

We are also exposed to changes in the price of commodities used in our manufacturing operations.  However, commodity price risk related to the Company's current commodities is not material as price changes in commodities can generally be passed along to the customer.

Foreign Exchange Risk

The Company faces market risk to the extent that changes in foreign currency exchange rates affect the Company’s foreign assets, liabilities and inventory purchase commitments. The Company manages these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Rocky Brands, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and the financial statement schedule listed in the index at Item 15(a)(2), (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based upon criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2019 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 13, 2019

Rocky Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2018	2017
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$10,173	$3,681
Trade receivables, net	43,337	45,027
Contract receivables	2,602	-
Other receivables	331	806
Inventories – net	72,822	65,622
Income tax receivable	30	1,849
Prepaid expenses	1,890	2,200
Total current assets	131,185	119,185
PROPERTY, PLANT & EQUIPMENT – net	23,057	23,781
IDENTIFIED INTANGIBLES – net	30,273	30,315
OTHER ASSETS	148	198
TOTAL ASSETS	$184,663	$173,479

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$13,543	$12,983
Contract liabilities	2,602	-
Accrued expenses:
Salaries and wages	3,339	1,755
Taxes - other	556	600
Accrued freight	668	770
Commissions	560	456
Accrued duty	2,334	2,161
Income tax payable	-	-
Other	1,416	1,301
Total current liabilities	25,018	20,026
LONG TERM DEBT	-	2,199
LONG TERM TAXES PAYABLE	169	2,287
DEFERRED INCOME TAXES	7,780	7,726
DEFERRED LIABILITIES	121	148
TOTAL LIABILITIES	33,088	32,386
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding December 31, 2018 - 7,368,494 and December 31, 2017 - 7,398,654	68,387	68,974
Retained earnings	83,188	72,119
Total shareholders' equity	151,575	141,093
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$184,663	$173,479

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve Months Ended
	December 31,
	2018	2017
NET SALES	$252,694	$253,197
COST OF GOODS SOLD	165,665	172,428
GROSS MARGIN	87,029	80,769

OPERATING EXPENSES	68,968	68,943

INCOME FROM OPERATIONS	18,061	11,826

OTHER INCOME (EXPENSES)	(162)	(2,465)

INCOME BEFORE INCOME TAXES	17,899	9,361

INCOME TAX EXPENSE (BENEFIT)	3,346	(225)

NET INCOME	$14,553	$9,586

INCOME PER SHARE
Basic	$1.96	$1.29
Diluted	$1.95	$1.29
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,412	7,428
Diluted	7,462	7,450

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2016	7,421	$69,292	$-	$65,802	$135,093

YEAR ENDED DECEMBER 31, 2017
Net income				$9,586	$9,586
Dividends paid on common stock ($0.11 per share)				(3,269)	(3,269)
Repurchase of common stock	(52)	$(688)			(688)
Stock issued for options exercised, including tax benefits	2	14			14
Stock compensation expense	28	356			356
BALANCE - December 31, 2017	7,399	$68,974	$-	$72,119	$141,093

YEAR ENDED DECEMBER 31, 2018
Net income				$14,553	$14,553
Dividends paid on common stock ($0.12 per share) (1)				(3,484)	(3,484)
Repurchase of common stock	(55)	$(1,310)			(1,310)
Stock issued for options exercised, including tax benefits	10	135			135
Stock compensation expense	14	588			588
BALANCE - December 31, 2018	7,368	$68,387	$-	$83,188	$151,575

(1)	Dividend was increased from $0.11 per share to $0.12 per share in the second quarter of 2018

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,553	$9,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,375	6,507
Deferred income taxes	617	(3,640)
(Gain) loss on disposal of fixed assets	109	120
Loss on disposition of Creative Recreation	-	2,090
Stock compensation expense	588	356
Change in assets and liabilities:
Receivables	2,165	(6,075)
Inventories	(7,199)	4,047
Income tax receivable	-	(606)
Other current assets	310	155
Other assets	50	35
Accounts payable	61	1,360
Accrued and other liabilities	1,803	885
Income taxes payable	(862)	2,287
Net cash provided by operating activities	17,570	17,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,238)	(4,308)
Proceeds from sales of fixed assets	19	330
Proceeds from the sale of Creative Recreation	-	2,399
Net cash used in investing activities	(4,219)	(1,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	7,771	61,779
Repayments on revolving credit facility	(9,971)	(74,164)
Proceeds from stock options	135	14
Repurchase of common stock	(1,310)	(688)
Dividends paid on common stock	(3,484)	(3,269)
Net cash used in financing activities	(6,858)	(16,328)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,492	(800)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,681	4,481
END OF PERIOD	$10,173	$3,681

See notes to consolidated financial statements

ROCKY BRANDS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended December 31, 2018 and 2017

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Rocky Brands, Inc. (“Rocky”) and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. (“Lifestyle”), Five Star Enterprises Ltd. (“Five Star”), Rocky Brands Canada, Inc. (“Rocky Canada”), Rocky Brands US, LLC, Rocky Brands International, LLC, Lehigh Outfitters, LLC, and Rocky Outdoor Gear Store, LLC (collectively referred to as the “Company”).  All inter-company transactions have been eliminated.

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

Our products are distributed through three distinct business segments: wholesale, retail and military. In our wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada. Our wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our retail business includes direct sales of our products to consumers through our business to business web-platform, e-commerce websites, third-party marketplaces, and our Rocky outlet store. We also sell footwear under the Rocky label to the U.S. military.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,268,000 and $177,000 at December 31, 2018 and 2017, respectively.  The Company records the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. In accordance with ASC 606, the return reserve liability netted against trade receivables was $1,154,000 at December 31, 2018. The return reserve was $981,000 as of December 31, 2017 under ASC 605.

Concentration of Credit Risk - We have significant transactions with a large number of customers.  No customer represented 10% of trade receivables - net as of December 31, 2018 and 2017.  Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry.  We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

Inventories - Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or  net realizable value.  Reserves are established for inventories when the net realizable value (NRV) is deemed to be less than its cost based on our periodic estimates of NRV.

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

Comprehensive Income - Comprehensive income includes changes in equity that result from transactions and economic events from non-core operations. Comprehensive income is composed of two subsets – net income and other comprehensive income. There were no material other comprehensive income items therefore no Statements of Comprehensive Income were presented.

Advertising - We expense advertising costs as incurred.  Advertising expense was approximately $7,583,000 and $7,095,000 for 2018 and 2017, respectively.

Revenue Recognition  – Effective January 1, 2018 we adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements. For additional information see Note 14.

Shipping Costs - All shipping costs billed to customers have been included in net sales.  All outbound shipping costs to customers have been included in selling, general and administrative costs and totaled approximately $8,932,000 and $8,133,000  in 2018 and 2017, respectively.

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

		Q1 2020	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements, but does not anticipate the standard will have a significant impact.
ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting

The pronouncement simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.

		Q1 2019	The Company is evaluating the impact of the new standard on its Consolidated Financial Statements, but does not anticipate the standard will have a significant impact.
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

		Q1 2019	This standard was adopted on its effective date, January 1, 2019 using the modified retrospective approach. For additional information see Note 8.

Accounting Standards Adopted in the Current Year

Standard	Description	Effect on the financial statements or other significant matters
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	The pronouncement provides specific guidance on eight cash flow classification issues to reduce the diversity in practice.	The Company adopted this ASU in the first quarter of 2018, which did not have a material effect on the Consolidated Financial Statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

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

The Company adopted this ASU in the first quarter of 2018, which did not have a material effect on the Consolidated Financial Statements. The Company elected to adopt this standard using the modified retrospective method. For additional information please see Note 14.

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

We elected to early adopt the ASU on a prospective basis, effective October 1, 2018. As a result of adopting this ASU, we will defer onto the Consolidated Balance Sheets up-front implementation costs of cloud computing arrangements if they would have been capitalized in a similar on-premise software solution.

3.   INVENTORIES

Inventories are comprised of the following:

	December 31,	December 31,
($ in thousands)	2018	2017
Raw materials	$12,986	$11,395
Work-in-process	715	709
Finished goods	59,121	53,518
Total	$72,822	$65,622

In accordance with ASC 606, the return reserve asset included within inventories is approximately $694,000 at December 31, 2018. The returns reserve was $587,000 as of December 31, 2017 under ASC 605.

4.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	December 31,	December 31,
($ in thousands)	2018	2017
Land	$957	$671
Buildings	20,656	20,220
Machinery and equipment	44,080	44,523
Furniture and fixtures	2,444	2,444
Lasts, dies and patterns	9,517	16,350
Construction work-in-progress	1,062	1,624
Total	78,717	85,832
Less - accumulated depreciation	(55,660)	(62,051)

Net Fixed Assets	$23,057	$23,781

We incurred approximately $5.3 million and $6.4 million in depreciation expense for 2018 and 2017, respectively.

During the fourth quarter of 2017 the Creative Recreation brand was sold. As part of this sale, approximately $236,000 of molds and lasts was sold. See Note 19 for additional information regarding the sale of Creative Recreation.

5.  IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2018
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$714	181
Customer Relationships	-	-	-
Total Intangibles	$30,987	$714	$30,273

	Gross	Accumulated	Carrying
December 31, 2017	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$672	223
Customer Relationships	-	-	-
Total Intangibles	$30,987	$672	$30,315

The weighted average remaining life for our patents is 5.0 years.

A schedule of approximate actual and expected amortization expense related to finite-lived intangible assets is as follows:

Amortization
($ in thousands)	Expense
2017	$121
2018	41
2019	33
2020	31
2021	26
2022	22
2023	20

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

2018 and 2017 Impairment Testing

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount.  The results of our 2018 and 2017 indefinite-lived intangible impairment testing indicated that all reporting unit intangible asset fair values exceed their respective carrying values.

6.   OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
($ in thousands)	2018	2017
Deferred financing costs, net	$51	$59
Other	97	139
Total	$148	$198

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

The Company’s credit facility borrowings consist of the following:

	December 31,	December 31,
($ in thousands)	2018	2017
LIBOR borrowings	-	-
Prime borrowings	-	$2,199
Total credit facility borrowings	-	$2,199

The total amount available under our amended and restated revolving credit facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2018, we had total capacity of $65.4 million.

On February 13, 2019 we entered into a Revolving Credit, Guaranty, and Security Agreement (“Credit Agreement”) with the Huntington National Bank (“Huntington”) as administrative agent.  The Credit Agreement provides for a new senior secured asset-based revolving credit facility up to a principal amount of $75 million, which includes a sublimit for the issuance of letters of credit up to $7.5 million (the “Credit Facility”).  The Credit Facility may be increased up to an additional $25 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. The Credit Agreement matures on February 13, 2024.

Revolver Pricing Level		Average Excess Revolver Availability for Previous Quarter	Applicable Spread Rates for Eurodollar Rate Revolving Advances	Applicable Spread Rates for Domestic Rate Revolving Advances
I		$25,000,000+	1.00%	(0.50)%
II		$17,500,000 to < 25,000,000	1.25%	(0.50)%
III		$10,000,000 to < 17,500,000	1.50%	(0.25)%
IV	$	< 10,000,000	1.75%	0.00%

Credit Facility Covenants

Our amended and restated credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio.  This restrictive covenant is only in effect upon a triggering event taking place (as defined in the amended and restated credit facility agreement).  At December 31, 2018, there was no triggering event and the covenant was not in effect.  Our amended and restated credit facility places a restriction on the amount of dividends that may be paid.

8. LEASES

We lease certain machinery, trucks, and facilities under operating leases that generally provide for renewal options.  We incurred approximately $893,000 and $1,371,000 in rent expense under operating lease arrangements for 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases are approximately as follows for the years ended December 31:

Years ended
($ in thousands)	December 31,
2019	$663,718
2020	203,983
2021	88,440
2022	3,060
2023	-
Total	$959,201

Impact of ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements (please see additional detail regarding these updates to Topic 842 below). The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Statements of Operations.

The new standard is effective for us on January 1, 2019, with early adoption permitted. We adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight with respect to determining the lease term (i.e., considering the actual outcome and updated expectations of lease renewals, termination option and purchase options).  We also will not elect the use of the practical expedient pertaining to land easements because we do not have any such easements.

This standard will have a material effect on our financial statements. While we continue to assess the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our factories in the Dominican Republic and Puerto Rico and various equipment leases, all currently accounted for as operating leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities.

On adoption, we will recognize additional operating liabilities ranging from $0.5 million to $1.0 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for our leases.

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

Our approximate contributions to the 401(k) Plan were as follows:

($ in thousands)	2018	2017
401k plan sponsor contributions	$800	$800

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that, subject to an accounting policy election, taxes on GILTI inclusions can either be accounted for in deferred taxes or treated as period costs. The Company has elected to treat taxes on GILTI inclusions as period costs.

In the fourth quarter of fiscal 2018, the Company completed the analysis and computations necessary to finalize the provisional amounts reported in fiscal 2017 prior to the expiration of the December 22, 2018 applicable measurement period under SAB 118.  In the third quarter of 2018 the Company recorded a $0.6 million tax benefit that resulted in a reduction of the transition tax of $2.8 million recorded as of December 31, 2017. The transition tax was originally recognized as part of the TCJA, due to previously undistributed earnings of $23.6 million from non-U.S. subsidiaries.

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

A breakdown of our income tax expense (benefit) for the years ended December 31 is as follows:

($ in thousands)	2018	2017
Federal:
Current	$2,449	$3,387
Deferred	475	(3,765)
Total Federal	2,924	(378)

State & local:
Current	205	65
Deferred	142	125
Total State & local	347	190

Foreign
Current	75	(37)
Deferred	-	-
Total Foreign	75	(37)

Total	$3,346	$(225)

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
($ in thousands)	2018	2017
Expected expense at statutory rate (21% in 2018, 35% in 2017)	$3,766	$3,272

Increase (decrease) in income taxes resulting from:
Change in Statutory Tax Rate	-	(4,491)
Toll tax on CFC accumulated earnings and profits	(561)	2,793
Exempt income from Dominican Republic operations due to tax holiday	(1,005)	(1,802)
GILTI tax	515	-
Impact of Canadian deemed dividend	-	-
State and local income taxes	313	138
Section 199 manufacturing deduction	-	(260)
Meals and entertainment	43	80
Nondeductible penalties	1	-
Provision to return filing adjustments and other	274	45
Total	$3,346	$(225)

Deferred income taxes recorded in the Consolidated Balance Sheets at December 31, 2018 and 2017 consist of the following:

($ in thousands)	2018	2017
Deferred tax assets:
Asset reserves and accrued expenses	$805	125
Inventories	508	$333
State and local income taxes	238	208
Pension and deferred compensation	37	32
Net operating losses	424	581
Total deferred tax assets	2,012	1,279
Valuation allowances	(421)	(480)
Total deferred tax assets	1,591	799

Deferred tax liabilities:
Asset reserves and accrued expenses	-	-
Fixed assets	1,509	1,148
Intangible assets	6,883	6,917
Other assets	213	232
Tollgate tax on Lifestyle earnings	228	228
State and local income taxes	538	-
Total deferred tax liabilities	9,371	8,525

Net deferred tax liability	$7,780	$7,726

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

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2015
Various U.S. States	2014
Puerto Rico (U.S. Territory)	2013
Canada	2013

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2018 no such expenses were recognized during the year.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

11.   SHAREHOLDERS' EQUITY

Repurchase of Common Stock

A summary of our authorized share repurchase plans is as follows:

($ in thousands, except share and per share amounts)	2018	2017
Maximum authorized share repurchase amount (1)	$7,500	$7,500
Date of plan's authorization by the Board	March 2018	March 2017
Funding source	Working capital	Credit facility
Number of shares repurchased under the plan (shares)	55,223	51,533
Amount paid for shares repurchased	$1,310	$688
Weighted average price paid per share	$23.73	$13.36
Remaining amount of shares authorized to be purchased under the plan (in dollars)	$6,190	$6,812

(1)	Common shares can be purchased in the open market or privately negotiated transactions over the next twelve months from the date of plan authorization.

On March 4, 2019, the Company announced a new $7,500,000 share repurchase program that will terminate on February 28, 2020. This program is replacing the 2018 share repurchase program that expired on March 1, 2019.

Preferred Shares

The Company has authorized 250,000 shares of voting preferred stock with no par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock with no par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2018 and 2017, respectively.

12.    SHARE-BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”).  The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan.  As of December 31, 2018, we were authorized to issue 257,941 shares under this plan.

Stock options

The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted in the years ended December 31:

	2018	2017
Assumptions:
Risk-free interest rate	1.94%	2.25%
Expected dividend yield	2.22%	3.74%
Expected volatility of Rocky's common stock	41.69%	35.33%
Expected option term (years)	6.5	6.5
Weighted-average grant date fair value per share	$6.94	$2.94

For the years ended 2018 and 2017, we recognized share-based compensation expense and the corresponding tax benefit as follows:

($ in thousands)	2018	2017
Share-based compensation expense	$588	$146
Tax benefit	102	22

The following summarizes stock option activity for the year ended December 31, 2018:

($ amounts are per share)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	89,300	$$12.09
Issued	76,500	18.88
Exercised	(10,500)	12.88
Forfeited or expired	(5,550)	13.05
Options outstanding at December 31, 2018	149,750	$15.50	6.7	$-
Expected to vest	88,050	$15.15	8.3	$-
Exercisable at December 31, 2018	61,700	$16.01	4.4	$-

In the first quarter of 2018, officers and certain employees of the Company were granted 40,500 options. The plans generally provided for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. For the years ended 2018 and 2017 cash received for the exercise of stock options was $135,232 and $14,236, respectively.

In the first quarter of 2018, Board of Director members were granted 36,000 stock options that immediately vest and will expire in 5 years.

Restricted stock units and performance share units

The following table summarizes the status of the Company’s restricted stock units and performance share units and activity as of December 31, 2018:

	Restricted Stock Units		Performance Share Units
($ amounts are per share)	Quantity	Weighted-Average Grant Date Fair Value Per Share	Quantity	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2018	11,937	$12.47	24,000	$11.30
Granted	-	-	-	-
Vested	(5,187)	12.98	-	-
Forfeited	-	-	(24,000)	11.30
Nonvested at December 31, 2018	6,750	$11.93	-	$-

As of December 31, 2018, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was $388,340 with a weighted-average expense recognition period of 4.1 years.

During the years ended December 31, 2018 and 2017, we issued 9,376 and 16,806 shares of common stock to members of our Board of Directors, respectively.

13.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the years ended December 31, as follows:

(shares in thousands)	2018	2017

Basic - weighted average shares outstanding	7,412	7,428
Dilutive restricted share units	9	19
Dilutive stock options	41	3
Diluted - weighted average shares outstanding	7,462	7,450
Anti-dilutive securities	40	72

14.   REVENUE

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2018. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	December 31,	December 31,
($ in thousands)	2018	2017
Contract liabilities	$2,602	$-

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2017	-
Non-cancelable contracts with customers recognized as a result of ASC 606 adoption	$9,394
Non-cancelable contracts with customers entered into during the period	10,177
Revenue recognized related to non-cancelable contracts with customers during the period	(16,969)
Balance, December 31, 2018	$2,602

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 16 for segment disclosures.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow for the years ended December 31, as follows:

($ in thousands)	2018	2017

Interest paid	$191	$416

Federal, state, and local income taxes paid, net	$3,588	$1,727

Income tax receivable applied to long-term taxes payable	$1,819	-

Change in contract receivables, net	$(2,602)	$-

Change in contract liabilities, net	$2,602	$-

Property, plant, and equipment purchases in accounts payable	$682	$183

16.   SEGMENT INFORMATION

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

Retail.  In our retail segment, we market directly to consumers through our Lehigh business-to-business including direct sales and through our CustomFit websites, consumer e-commerce websites, third-party marketplaces, and our Rocky outlet store. In 2017, we also operated four mobile trucks to service the New York Transit Authority’s employees, but that contract ended in the fourth quarter of 2017. Through our outlet store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins.

Military.  While we are focused on continuing to build our wholesale and retail business, we also actively bid, from time to time, on footwear contracts with the U.S. military.  Our sales under such contracts are dependent on us winning the bids for these contracts. We are currently fulfilling several multiyear contracts for the U.S. military.

The following is a summary of segment results for the Wholesale, Retail, and Military segments for the years ended December 31,.  Certain amounts from prior year have been reclassified to conform to current year presentation.

($ in thousands)	2018	2017
NET SALES:
Wholesale	$173,124	$166,682
Retail	53,216	48,352
Military	26,354	38,163
Total Net Sales	$252,694	$253,197

GROSS MARGIN:
Wholesale	$57,792	$54,188
Retail	23,650	21,168
Military	5,587	5,413
Total Gross Margin	$87,029	$80,769

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group for the years ended December 31:

($ in thousands)	2018	% of Sales	2017	% of Sales
Work footwear	$116,022	45.9%	$109,872	43.4%
Western footwear	47,313	18.7	38,646	15.3
Duty and commercial military footwear	40,580	16.1	33,712	13.3
Lifestyle footwear	596	0.2	12,910	5.1
Outdoor footwear	15,811	6.3	13,003	5.1
Military footwear	26,354	10.4	38,163	15.1
Apparel	2,424	1.0	3,324	1.3
Other	3,594	1.4	3,337	1.3
Royalty income	-	-	230	0.1
	$252,694	100.0%	$253,197	100.0%

Net sales to foreign countries represented approximately 1.9% of net sales in 2018 and 3.0% of net sales in 2017.

17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017:

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

Net sales	$61,387	$58,206	$65,916	$67,185	$252,694
Gross margin	$20,965	$19,532	$22,400	$24,132	$87,029
Net income	$3,251	$2,649	$5,045	$3,608	$14,553
Dividends paid	$815	$889	$889	$891	$3,484

Net income per common share:
Basic	$0.44	$0.36	$0.68	$0.48	$1.96
Diluted	$0.44	$0.36	$0.67	$0.48	$1.95
	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

Net sales	$63,073	$58,455	$64,675	$66,994	$253,197
Gross margin	$19,748	$18,164	$19,512	$23,346	$80,769
Net income	$1,496	$1,459	$2,235	$4,396	$9,586
Dividends paid	$818	$819	$819	$814	$3,269

Net income per common share:
Basic	$0.20	$0.20	$0.30	$0.59	$1.29
Diluted	$0.20	$0.20	$0.30	$0.59	$1.29

18.   COMMITMENTS AND CONTINGENCIES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.  Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included within this report.

ITEM 9B.   OTHER INFORMATION.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on Internal Control over Financial Reporting

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company, and our report dated March 13, 2019 expressed an unqualified opinion.

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

March 13, 2019

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS”, “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE”, “INFORMATION CONCERNING EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 20, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10‑K in Item 8:

•  Report of Independent Registered Public Accounting Firm

•  Consolidated Balance Sheets as of December 31, 2018 and 2017

•  Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

•  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018 and 2017

•  Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

•  Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017

(2) The following financial statement schedule for the years ended December 31, 2018 and 2017 is included in this Annual Report on Form 10‑K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report. See Appendix A.

•  Schedule II ‑‑ Consolidated Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)  Exhibits:

0

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

4.1 (P)	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Second Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3 (P)	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).

10.01*	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.

10.02*	Schedule of directors and executive officers who have entered into the form of Indemnification Agreement.

10.03

Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.04

Lease Contract dated December 16, 1999, between Lifestyle Footwear, Inc. and The Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.05	Company’s 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, held on May 7, 2015, filed on April 7, 2014).

10.06

Renewal of Lease Contract, dated June 24, 2004, between Five Star Enterprises Ltd. and the Dominican Republic Corporation for Industrial Development (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.07

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

10.11

Form of Restricted Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.12

Form of Performance Stock Unit Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.13

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

10.14

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

10.15

Employment Agreement, dated January 1, 2019, by and between the Company and Jason Brooks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.16

Employment Agreement, dated January 1, 2019, by and between the Company and Thomas Robertson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.17

Employment Agreement, dated January 1, 2019, by and between the Company and David Dixon (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.18

Employment Agreement, dated January 1, 2019, by and between the Company and Richard Simms (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.19

Employment Agreement, dated January 1, 2019, by and between the Company and Byron Wortham  (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.20

Revolving Credit, Guaranty, and Security Agreement, dated February 13, 2019, among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands US, LLC, Rocky Brands International, LLC, and Rocky Outdoor Gear Store, LLC, as borrowers, the financial institutions party thereto as lenders, and The Huntington National Bank, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2019, filed February 19, 2019).

21*	Subsidiaries of the Company.

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: March 13, 2019	By:	/s/JASON BROOKS
Jason Brooks, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON BROOKS	Chief Executive Officer	March 13, 2019
Jason Brooks	(Principal Executive Officer)

/s/ THOMAS D. ROBERTSON	Chief Financial Officer	March 13, 2019
Thomas D. Robertson	(Principal Financial and Accounting Officer)

* Mike Brooks	Chairman and Director	March 13, 2019
Mike Brooks

* Curtis A. Loveland	Secretary and Director	March 13, 2019
Curtis A. Loveland

* Glenn E. Corlett	Director	March 13, 2019
Glenn E. Corlett

* Michael L. Finn	Director	March 13, 2019
Michael L. Finn

* G. Courtney Haning	Director	March 13, 2019
G. Courtney Haning

* James L. Stewart	Director	March 13, 2019
James L. Stewart

* William L. Jordan	Director	March 13, 2019
William L. Jordan

* robert b. moore, jr.	Director	March 13, 2019
Robert B. Moore, Jr.

By: /s/ JASON BROOKS
Jason Brooks, Attorney‑in‑Fact

Appendix A

ROCKY BRANDS, INC. AND SUBSIDIARIES

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2018 and 2017

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2018	$177	$1,216	$(125)	(1)	$1,268
Year ended December 31, 2017	$1,041	$1,490	$(2,354)	(1)	$177
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
Year ended December 31, 2018	$480	$(25)	$(34)		$421
Year ended December 31, 2017	$471	$46	$(37)		$480
ALLOWANCE FOR DISCOUNTS AND RETURNS
Year ended December 31, 2018	$1,425	$21,435	$(21,260)		$1,600
Year ended December 31, 2017	$1,934	$17,979	$(18,488)		$1,425

(1)	Amount charged off, net of recoveries