Form 10-Q
period 2019-03-31
ROCKY BRANDS, INC.
filed 2019-05-09
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34382

ROCKY BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Ohio	No. 31‑1364046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 East Canal Street, Nelsonville, Ohio 45764
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (740) 753‑9100

Title of class	Trading symbol	Name of exchange on which registered
Common Stock – No Par Value	RCKY	Nasdaq

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

There were 7,393,851 shares of the Registrant's Common Stock outstanding on April 30, 2019.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,	March 31,
	2019	2018	2018
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$17,630	$10,173	$10,116
Trade receivables, net	41,161	43,337	41,231
Contract receivables	817	2,602	13,518
Other receivables	161	331	411
Inventories – net	69,905	72,822	65,151
Income tax receivable	348	30	997
Prepaid expenses	3,383	1,890	2,442
Total current assets	133,405	131,185	133,866
LEASED ASSETS	1,037	-	-
PROPERTY, PLANT & EQUIPMENT – net	23,438	23,057	23,738
IDENTIFIED INTANGIBLES – net	30,264	30,273	30,304
OTHER ASSETS	262	148	190
TOTAL ASSETS	$188,406	$184,663	$188,098

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$17,271	$13,543	$14,130
Contract liabilities	817	2,602	13,518
Accrued expenses:
Salaries and wages	1,518	3,339	1,789
Taxes - other	638	556	94
Accrued freight	455	668	712
Commissions	494	560	415
Accrued duty	2,124	2,334	2,261
Other	1,746	1,416	1,183
Total current liabilities	25,063	25,018	34,102
LONG TERM TAXES PAYABLE	169	169	2,287
LONG TERM LEASE	517	-	-
DEFERRED INCOME TAXES	7,780	7,780	7,726
DEFERRED LIABILITIES	121	121	155
TOTAL LIABILITIES	33,650	33,088	44,270
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2019 - 7,391,660; December 31, 2018 - 7,368,494 and March 31, 2018 - 7,406,801	68,849	68,387	69,273
Retained earnings	85,907	83,188	74,555
Total shareholders' equity	154,756	151,575	143,828
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$188,406	$184,663	$188,098

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
NET SALES	$65,929	$61,387
COST OF GOODS SOLD	42,951	40,422
GROSS MARGIN	22,978	20,965

OPERATING EXPENSES	18,479	16,737

INCOME FROM OPERATIONS	4,499	4,228

OTHER INCOME (EXPENSES)	65	(139)

INCOME BEFORE INCOME TAXES	4,564	4,089

INCOME TAX EXPENSE (BENEFIT)	959	838

NET INCOME	$3,605	$3,251

INCOME PER SHARE
Basic	$0.49	$0.44
Diluted	$0.48	$0.44
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,382	7,407
Diluted	7,434	7,431

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2018	7,368	$68,387	$-	$83,188	$151,575

QUARTER ENDED MARCH 31, 2019
Net income				$3,605	$3,605
Dividends paid on common stock ($0.12 per share)				(886)	(886)
Repurchase of common stock	-	$-			-
Stock issued for options exercised, including tax benefits	17	294			294
Stock compensation expense	6	168			168
BALANCE - March 31, 2019	7,391	$68,849	$-	$85,907	$154,756

BALANCE - December 31, 2017	7,399	68,974		72,119	141,093

QUARTER ENDED MARCH 31, 2018
Net income				$3,251	$3,251
Dividends paid on common stock ($0.11 per share)				(815)	(815)
Repurchase of common stock	-	$-			-
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	8	299			299
BALANCE - March 31, 2018	7,407	$69,273	$-	$74,555	$143,828

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,605	$3,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,262	1,379
Stock compensation expense	168	299
Change in assets and liabilities:
Receivables	2,030	5,044
Inventories	2,916	471
Other current assets	(2,530)	(243)
Other assets	(113)	8
Accounts payable	3,890	1,238
Accrued and other liabilities	(1,382)	(583)
Net cash provided by operating activities	9,846	10,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,802)	(1,415)
Proceeds from sales of fixed assets	5	-
Net cash used in investing activities	(1,797)	(1,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	157
Repayments on revolving credit facility	-	(2,356)
Proceeds from stock options	294	-
Dividends paid on common stock	(886)	(815)
Net cash used in financing activities	(592)	(3,014)

INCREASE IN CASH AND CASH EQUIVALENTS	7,457	6,435

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,173	3,681
END OF PERIOD	$17,630	$10,116

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2018 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended December 31, 2018, which includes all disclosures required by GAAP.

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

The Company adopted this ASU in the first quarter of 2019, which did not have a material effect on the Unaudited Condensed Consolidated Financial Statements.
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

This standard was adopted on its effective date, January 1, 2019 using the modified retrospective approach. For additional information see Note 9.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2019. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	March 31,	December 31,	March 31,
($ in thousands)	2019	2018	2018
Contract liabilities	$817	$2,602	$13,518

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2018	$2,602
Non-cancelable contracts with customers entered into during the period	654
Revenue recognized related to non-cancelable contracts with customers during the period	(2,439)
Balance, March 31, 2019	$817

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 13 for segment disclosures.

5.      TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,313,000, $1,268,000 and $215,000 at March 31, 2019,  December 31, 2018 and March 31, 2018, respectively.  We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables is approximately $950,000,  $1,154,000, and $1,079,000 at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

6.   INVENTORY

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2019	2018	2018
Raw materials	$13,103	$12,986	$11,557
Work-in-process	1,129	715	1,013
Finished goods	55,673	59,121	52,581
Total	$69,905	$72,822	$65,151

In accordance with ASC 606, the return reserve asset netted against inventories is approximately $572,000, $694,000, and $649,000 at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

7.  IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
March 31, 2019
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$723	172
Total Intangibles	$30,987	$723	$30,264

	Gross	Accumulated	Carrying
December 31, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$714	181
Total Intangibles	$30,987	$714	$30,273

	Gross	Accumulated	Carrying
March 31, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$683	212
Total Intangibles	$30,987	$683	$30,304

The weighted average life for our patents is 6.0 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2019	2018
Amortization expense	$9	$11

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2019	25
2020	31
2021	26
2022	22
2023	20
2024	17
2025+	31

8.   LONG-TERM DEBT

On February 13, 2019, we entered into a Revolving Credit, Guaranty, and Security Agreement (“Credit Agreement”) with the Huntington National Bank (“Huntington”) as administrative agent.  The Credit Agreement provides for a new senior secured asset-based revolving credit facility up to a principal amount of $75 million, which includes a sublimit for the issuance of letters of credit up to $7.5 million (the “Credit Facility”).  The Credit Facility may be increased up to an additional $25 million at our request and the lenders’ option, subject to customary conditions. The Credit Agreement matures on February 13, 2024. This new Credit Agreement replaced our previous financing agreement with PNC Bank (“PNC”).

Revolver Pricing Level		Average Excess Revolver Availability for Previous Quarter	Applicable Spread Rates for Eurodollar Rate Revolving Advances	Applicable Spread Rates for Domestic Rate Revolving Advances
I		$25,000,000+	1.00%	(0.50)%
II		$17,500,000 to < 25,000,000	1.25%	(0.50)%
III		$10,000,000 to < 17,500,000	1.50%	(0.25)%
IV	$	< 10,000,000	1.75%	0.00%

The total amount available under our new Credit Facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2019, we had total capacity of $59.1 million.

In December 2014, we amended and restated our financing agreement with PNC to increase the credit facility to $75.0 million and extend the term of the facility an additional five years to November 2019. The credit facility’s base interest rate was the current prime rate less 0.25%, however the credit facility provided us the option to borrow on up to eight fixed loans at LIBOR plus 1.25% in accordance with the 2014 amended and restated credit agreement. The LIBOR rate was determined based on the fixed loan maturities, which vary from 30, 60, 90, or 180 days.

As of March 31, 2019, we had no outstanding borrowings against the new Credit Facility and as of December 31, 2018 and March 31, 2018, respectively, we had no outstanding borrowings against our previously amended and restated credit facility.

Credit Facility Covenants

Both our new Credit Facility and our previously amended and restated credit facility contain restrictive covenants which require us to maintain a fixed charge coverage ratio.  These restrictive covenants are only in effect upon a triggering event taking place (as defined in both agreements).  Both our new Credit Facility and the previously amended and restated credit facility contain restrictions on the amount of dividends that may be paid. During the three months ended March 31, 2019, there were no triggering events and the covenant was not in effect for either credit facility.

9.   LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements (please see additional detail regarding these updates to Topic 842 below). The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Unaudited Condensed Consolidated Statements of Operations.

The new standard was effective for us on January 1, 2019, with early adoption permitted. We adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight with respect to determining the lease term (i.e., considering the actual outcome and updated expectations of lease renewals, termination option and purchase options).  We also did not elect the use of the practical expedient pertaining to land easements because we do not have any such easements.

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

This standard had a material effect on our Unaudited Condensed Consolidated Balance Sheets, specifically, the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our factories in the Dominican Republic and Puerto Rico and various equipment leases, all currently accounted for as operating leases; and (2) providing significant new disclosures about our leasing activities. Adoption of the standard did not have a material impact on our Unaudited Condensed Consolidated Statements of Cash Flows. We do not expect a significant change in our leasing activities as a result of this standard. Many of our leases contain renewal options, most of which are not included in the measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e. we do not currently have a significant economic incentive to exercise these options).

The operating ROU asset and operating lease liabilities as of March 31, 2019 and upon adoption of ASC 842 are as follows:

		(Upon ASC 842 Adoption)
	March 31,	January 1,
($ in thousands)	2019	2019	Financial Statement Line Item
Assets:
Operating ROU Assets	$1,037	$1,136	Leased assets

Liabilities:
Current
Operating	$529	$626	Other current liabilities
Noncurrent
Operating	517	544	Long-term lease liabilities
Total leased liabilities	$1,046	$1,170

Maturity of our operating lease liabilities are as follows:

Operating
($ in thousands)	Leases
04/01/2019 through 12/31/2019	$493
2020	298
2021	177
2022	86
2023	67
After 2023	-
Total lease payments	1,121
Less: Interest	75
Present value of lease liabilities	$1,046

For the three months ended March 31, 2019 the weighted average remaining lease term and discount rate were as follows:

March 31,
2019
Weighted-average remaining lease term (years)
Operating leases	1.8

Weighted-average discount rate
Operating leases	5.3%

For the three months ended March 31, 2019 the supplemental cash flow information is as follows:

March 31,
($ in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$221

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$84

The breakdown of rent expense for our operating leases for the three months ended March 31, 2019 are as follows:

	March 31,
($ in thousands)	2019	Financial Statement Line Item
Operating lease expenses - Manufacturing & Sourcing (1)	$161	Cost of goods sold
Operating lease expenses (1)	63	Operating expenses
Total lease expenses	$224

(1) includes short-term lease expenses of approximately $27,000 for the three months ended March 31, 2019.

10.   TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2015
Various U.S. States	2014
Puerto Rico (U.S. Territory)	2013
Canada	2013

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three months ended March 31, 2019.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rate was 21.0% and 20.5% for the three months ended March 31, 2019 and 2018, respectively.

11.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2019 and 2018 is as follows:

(shares in thousands)	2019	2018

Basic - weighted average shares outstanding	7,382	7,407
Dilutive restricted share units	3	-
Dilutive stock options	49	24
Diluted - weighted average shares outstanding	7,434	7,431
Anti-dilutive securities	75	83

12.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2019 and 2018 is as follows:

($ in thousands)	2019	2018

Interest paid	$72	$46

Federal, state, and local income taxes paid (refund), net	$3,476	$(15)

Change in contract receivables, net	$(817)	$(13,518)

Change in contract liabilities, net	$817	$13,518

Property, plant, and equipment purchases in accounts payable	$520	$90

13. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments for the three months ended March 31, 2019 and 2018.

($ in thousands)	2019	2018
NET SALES:
Wholesale	$42,389	$40,431
Retail	15,439	13,058
Military	8,101	7,898
Total Net Sales	$65,929	$61,387

GROSS MARGIN:
Wholesale	$14,375	$14,014
Retail	6,675	5,534
Military	1,928	1,417
Total Gross Margin	$22,978	$20,965

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on 10-K for the year ended December 31, 2018.

	Three Months Ended
	March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	65.1	65.8
Gross margin	34.9	34.2
Operating expenses	28.0	27.3
Income from operations	6.8%	6.9%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$42,389	$40,431	$1,958	4.8%
Retail	15,439	13,058	2,381	18.2
Military	8,101	7,898	203	2.6
Total Net Sales	$65,929	$61,387	$4,542	7.4%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, outdoor and commercial military categories.

Retail sales increased primarily due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model which continued to add larger national accounts as well as increased the retention rate of our existing customers, and a low-double digit increase in our direct to consumer ecommerce business which we believe is attributable to recent investments aimed at increasing traffic and conversion on our websites.

Military sales increased slightly as we benefited from some accelerated shipments that are pulling sales into the first half of the year based on notifications from the Department of Defense.

	Three Months Ended
	March 31,
($ in thousands)	2019	2018	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$14,375	$14,014	$361
Margin %	33.9%	34.7%	(0.8)%
Retail Margin $'s	$6,675	$5,534	$1,141
Margin %	43.2%	42.4%	0.8%
Military Margin $'s	$1,928	$1,417	$511
Margin %	23.8%	17.9%	5.9%
Total Margin $'s	$22,978	$20,965	$2,013
Margin %	34.9%	34.2%	0.7%

Wholesale gross margin decreased year over year due to selling through some aged discontinued inventory through certain select discount channels.

Retail gross margin increased as we saw stronger margins in both our Lehigh and direct to consumer business due to a concentrated effort to obtain better pricing from our vendors as well as selling less discontinued products.

Military gross margin increased significantly as we continued to see better efficiency at our Puerto Rico facility.

	Three Months Ended
($ in thousands)	March 31,
	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$18,479	$16,737	$1,742	10.4%
% of Net Sales	28.0%	27.3%	0.7%

The increase in operating expenses was primarily related to the increased investments in our core brands to help initiate growth and expand within our respective markets and variable expenses tied to sales increases.

	Three Months Ended
($ in thousands)	March 31,
	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$959	$838	$121	14.4%
Effective Tax Rate	21.0%	20.5%	0.5%

The effective tax rate increased to 21.0% for the three months ended March 31, 2019.

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

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

We lease certain machinery, a  shoe center, and manufacturing facilities under operating leases that generally provide for renewal options.

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

Cash Flows

	Three Months Ended
	March 31,
($ in millions)	2019	2018
Operating activities	$9.8	$10.9
Investing activities	(1.8)	(1.4)
Financing activities	(0.6)	(3.0)
Net change in cash and cash equivalents	$7.4	$6.5

Operating Activities.  Cash provided by operating activities was primarily impacted by an increase in accounts payable, partially offset by decreases in accrued liabilities as well as a decrease in accounts receivable and inventory for the three months ended March 31, 2019. Cash provided by operating activities was primarily impacted by a decrease in receivables for the three months ended March 31, 2018.

Investing Activities. Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the three months ended March 31, 2019 and 2018.

Financing Activities.  Cash used in financing activities primarily related to net payments under the revolving credit facility and for the payment of dividends on our common stock for the three months ended March 31, 2019 and 2018.

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits.  Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions.  We were able to mitigate the effects of inflation during 2018 due to these factors.  It is anticipated that any inflationary pressures during 2019 could be offset through possible price increases.

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

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our 2018 Form 10-K.

On January 1, 2019, we adopted the new accounting standard ASC 842,  Leases, and all the related amendments. For additional information regarding the adoption of ASC 842 see Note 9.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “strategy,” “future,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand and expectations, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (filed March 13, 2019), and other factors detailed from time to time in our filings with the Securities and Exchange Commission.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We assume no obligation to update any forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk as disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.  During the first quarter of 2019 we implemented new controls related to the adoption of ASU 2016-02, Leases (Topic 842) and related financial statement reporting. Other than the new controls surrounding ASU 2016-02, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or units)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)

January 1, 2019 - January 31, 2019	-	-	$7,500,000
February 1, 2019 - February 28, 2019	-	-	7,500,000
March 1, 2019 - March 31, 2019	-	$-	7,500,000
Total	-	$-	$7,500,000

(1)	The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.
(2)

The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 4, 2019,  the Company announced a $7,500,000 share repurchase plan. The repurchase program terminates on February 28, 2020. This program is replacing the $7,500,000 share repurchase plan that was announced on March 1, 2018 that expired on March 1, 2019.

ITEM 6.   EXHIBITS

Exhibit Number	Description

10.1

Employment Agreement, dated January 1, 2019, by and between the Company and Jason Brooks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.2

Employment Agreement, dated January 1, 2019, by and between the Company and Thomas Robertson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.3

Employment Agreement, dated January 1, 2019, by and between the Company and David Dixon (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.4

Employment Agreement, dated January 1, 2019, by and between the Company and Richard Simms (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019.

10.5

Employment Agreement, dated January 1, 2019, by and between the Company and Byron Wortham  (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.6

Revolving Credit, Guaranty, and Security Agreement, dated February 13, 2019, among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear, Inc., Rocky Brands US, LLC, Rocky Brands International, LLC, and Rocky Outdoor Gear Store, LLC, as borrowers, the financial institutions party thereto as lenders, and The Huntington National Bank, as agent for the lenders.

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: May 9, 2019	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)