Form 10-Q
period 2019-06-30
ROCKY BRANDS, INC.
filed 2019-08-08
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 7,396,769 shares of the Registrant's Common Stock outstanding on July 31, 2019.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,	June 30,
	2019	2018	2018
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$15,715	$10,173	$8,328
Trade receivables, net	40,910	43,337	42,616
Contract receivables	1,959	2,602	8,634
Other receivables	152	331	214
Inventories – net	77,458	72,822	72,644
Income tax receivable	1,361	30	222
Prepaid expenses	2,819	1,890	2,185
Total current assets	140,374	131,185	134,843
LEASED ASSETS	1,282	-	-
PROPERTY, PLANT & EQUIPMENT – net	24,041	23,057	23,655
IDENTIFIED INTANGIBLES – net	30,256	30,273	30,293
OTHER ASSETS	279	148	173
TOTAL ASSETS	$196,232	$184,663	$188,964

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$20,182	$13,543	$17,642
Contract liabilities	1,959	2,602	8,634
Accrued expenses:
Salaries and wages	2,100	3,339	2,516
Taxes - other	667	556	349
Accrued freight	476	668	531
Commissions	491	560	420
Accrued duty	2,603	2,334	2,338
Other	1,767	1,416	1,125
Total current liabilities	30,245	25,018	33,555
LONG-TERM TAXES PAYABLE	169	169	1,777
LONG-TERM LEASE	776	-	-
DEFERRED INCOME TAXES	7,780	7,780	7,726
DEFERRED LIABILITIES	221	121	153
TOTAL LIABILITIES	39,191	33,088	43,211
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2019 - 7,393,851; December 31, 2018 - 7,368,494 and June 30, 2018 - 7,414,509	69,013	68,387	69,437
Retained earnings	88,028	83,188	76,316
Total shareholders' equity	157,041	151,575	145,753
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$196,232	$184,663	$188,964

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET SALES	$61,959	$58,206	$127,888	$119,593
COST OF GOODS SOLD	40,518	38,674	83,469	79,095
GROSS MARGIN	21,441	19,532	44,419	40,498

OPERATING EXPENSES	17,498	16,159	35,976	32,897

INCOME FROM OPERATIONS	3,943	3,373	8,443	7,601

OTHER INCOME (EXPENSES)	52	(40)	117	(179)

INCOME BEFORE INCOME TAXES	3,995	3,333	8,560	7,422

INCOME TAX EXPENSE	839	684	1,798	1,522

NET INCOME	$3,156	$2,649	$6,762	$5,900

INCOME PER SHARE
Basic	$0.43	$0.36	$0.92	$0.80
Diluted	$0.42	$0.35	$0.91	$0.79
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,388	7,410	7,388	7,408
Diluted	7,431	7,464	7,436	7,445

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and			Accumulated
	Additional Paid-in Capital			Other		Total
	Shares			Comprehensive	Retained	Shareholders'
	Outstanding	Amount		Income	Earnings	Equity

BALANCE - December 31, 2018	7,368	$68,387		$-	$83,188	$151,575

SIX MONTHS ENDED JUNE 30, 2019
Net income					$3,605	$3,605
Dividends paid on common stock ($0.12 per share)					(886)	(886)
Repurchase of common stock	-	-				-
Stock issued for options exercised, including tax benefits	17	$294				294
Stock compensation expense	6	168				168
BALANCE - March 31, 2019	7,391	$68,849		-	$85,907	$154,756

Net income					$3,156	$3,156
Dividends paid on common stock ($0.14 per share)					(1,035)	(1,035)
Repurchase of common stock	-	-				-
Stock issued for options exercised, including tax benefits	-	-				-
Stock compensation expense	3	$164				164
BALANCE - June 30, 2019	7,394	$69,013		$-	$88,028	$157,041

BALANCE - December 31, 2017	7,399	$68,974	$		$72,119	$141,093

SIX MONTHS ENDED JUNE 30, 2018
Net income					$3,251	$3,251
Dividends paid on common stock ($0.11 per share)					(815)	(815)
Repurchase of common stock	-	-				-
Stock issued for options exercised, including tax benefits	-	-				-
Stock compensation expense	8	$299				299
BALANCE - March 31, 2018	7,407	$69,273		$-	$74,555	$143,828

Net income					$2,649	$2,649
Dividends paid on common stock ($0.12 per share)					(888)	(888)
Repurchase of common stock	-	-				-
Stock issued for options exercised, including tax benefits	-	-				-
Stock compensation expense	8	$164				164
BALANCE - June 30, 2018	7,415	$69,437		$-	$76,316	$145,753

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,762	$5,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,545	2,729
Deferred compensation	74	(1)
(Gain) loss on disposal of fixed assets	7	(4)
Stock compensation expense	332	394
Change in assets and liabilities:
Receivables	1,276	4,631
Inventories	(4,636)	(7,022)
Other current assets	(2,737)	15
Other assets	(113)	25
Accounts payable	6,581	4,672
Accrued and other liabilities	538	242
Long term taxes payable	-	(510)
Net cash provided by operating activities	10,629	11,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,459)	(2,604)
Proceeds from sales of fixed assets	-	14
Net cash used in investing activities	(3,459)	(2,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	157
Repayments on revolving credit facility	-	(2,356)
Proceeds from stock options	294	69
Dividends paid on common stock	(1,922)	(1,704)
Net cash used in financing activities	(1,628)	(3,834)

INCREASE IN CASH AND CASH EQUIVALENTS	5,542	4,647

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,173	3,681
END OF PERIOD	$15,715	$8,328

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2018 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended December 31, 2018, which includes all disclosures required by GAAP.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2019. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	June 30,	December 31,	June 30,
($ in thousands)	2019	2018	2018
Contract liabilities	$1,959	$2,602	$8,634

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2018	$2,602
Non-cancelable contracts with customers entered into during the period	2,457
Revenue recognized related to non-cancelable contracts with customers during the period	(3,100)
Balance, June 30, 2019	$1,959

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 13 for segment disclosures.

5.      TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately  $1,266,000, $1,268,000, and $430,000 at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.  We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was $842,000, $1,154,000 and $775,000 for the periods ending June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

6.   INVENTORY

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2019	2018	2018
Raw materials	$12,947	$12,986	$15,185
Work-in-process	1,048	715	939
Finished goods	63,463	59,121	56,520
Total	$77,458	$72,822	$72,644

In accordance with ASC 606, the return reserve asset netted against inventories was $508,000, $694,000 and $473,000 for the periods ending June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

7. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
June 30, 2019
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$731	164
Total Intangibles	$30,987	$731	$30,256

	Gross	Accumulated	Carrying
December 31, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$714	181
Total Intangibles	$30,987	$714	$30,273

	Gross	Accumulated	Carrying
June 30, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$694	201
Total Intangibles	$30,987	$694	$30,293

The weighted average life for our patents is 3.9 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2019	2018	2019	2018
Amortization expense	$9	$11	17	$22

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
7/1 - 12/31/19	16
2020	31
2021	26
2022	22
2023	20
2024	17
2025+	33

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

The total amount available under our new Credit Facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2019, we had total capacity of $62.7 million.

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

As of June 30, 2019, we had no outstanding borrowings against the new Credit Facility and as of December 31, 2018 and June 30, 2018, respectively, we had no outstanding borrowings against our previously amended and restated credit facility.

Credit Facility Covenants

Both our new Credit Facility and our previously amended and restated credit facility contain restrictive covenants which require us to maintain a fixed charge coverage ratio.  These restrictive covenants are only in effect upon a triggering event taking place (as defined in both agreements).  Both our new Credit Facility and the previously amended and restated credit facility contain restrictions on the amount of dividends that may be paid. During the six months ended June 30, 2019, there were no triggering events and the covenant was not in effect for the new Credit Facility.

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

The operating ROU asset and operating lease liabilities as of June 30, 2019 and upon adoption of ASC 842 are as follows:

		(Upon ASC 842 Adoption)
	June 30,	January 1,
($ in thousands)	2019	2019	Financial Statement Line Item
Assets:
Operating ROU Assets	$1,282	$1,136	Leased assets

Liabilities:
Current
Operating	$527	$626	Other current liabilities
Noncurrent
Operating	776	544	Long-term lease liabilities
Total leased liabilities	$1,303	$1,170

Maturity of our operating lease liabilities are as follows:

Operating
($ in thousands)	Leases
07/01/2019 through 12/31/2019	$366
2020	418
2021	298
2022	169
2023	130
2024	26
Total lease payments	1,407
Less: Interest	104
Present value of lease liabilities	$1,303

For the six months ended June 30, 2019 the weighted average remaining lease term and discount rate were as follows:

June 30,
2019
Weighted-average remaining lease term (years)
Operating leases	2.0

Weighted-average discount rate
Operating leases	5.1%

For the six months ended June 30, 2019 the supplemental cash flow information is as follows:

June 30,
($ in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$201

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$526

The breakdown of rent expense for our operating leases for the three and six months ended June 30, 2019 and 2018, respectively are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
($ in thousands)	2019	2019	Financial Statement Line Item
Operating lease expenses - Manufacturing & Sourcing (1)	$163	$324	Cost of goods sold
Operating lease expenses (1)	85	149	Operating expenses
Total lease expenses	$248	$473

(1) Includes short-term lease expenses of approximately $24,000 and $50,000 for the three and six months ended June 30, 2019, respectively.

10.   TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2015
Various U.S. States	2014
Puerto Rico (U.S. Territory)	2013
Canada	2013

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and six months ended June 30, 2019.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rate was 21.0% for the three and six months ended June 30, 2019 and 20.5% for the three and six months ended June 30, 2018.

11.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in thousands)	2019	2018	2019	2018

Basic - weighted average shares outstanding	7,388	7,410	7,388	7,408
Dilutive restricted share units	2	1	3	1
Dilutive stock options	41	53	45	36
Diluted - weighted average shares outstanding	7,431	7,464	7,436	7,445
Anti-dilutive securities	81	-	75	42

12.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2019 and 2018 is as follows:

($ in thousands)	2019	2018

Interest paid	$82	$93

Federal, state, and local income taxes paid (refund), net	$5,326	$(234)

Change in contract receivables, net	$(1,959)	$(8,634)

Change in contract liabilities, net	$1,959	$8,634

Property, plant, and equipment purchases in accounts payable	$741	$170

13. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2019	2018	2019	2018
NET SALES:
Wholesale	$40,629	$39,804	$83,018	$80,235
Retail	14,105	11,739	29,544	24,797
Military	7,225	6,663	15,326	14,561
Total Net Sales	$61,959	$58,206	$127,888	$119,593

GROSS MARGIN:
Wholesale	$13,403	$13,030	$27,778	$27,044
Retail	6,102	5,267	12,778	10,801
Military	1,936	1,235	3,863	2,653
Total Gross Margin	$21,441	$19,532	$44,419	$40,498

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.4	66.4	65.3	66.1
Gross margin	34.6	33.6	34.7	33.9
Operating expenses	28.2	27.8	28.1	27.5
Income from operations	6.4%	5.8%	6.6%	6.4%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$40,629	$39,804	$825	2.1%
Retail	14,105	11,739	2,366	20.2
Military	7,225	6,663	562	8.4
Total Net Sales	$61,959	$58,206	$3,753	6.4%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, western, outdoor and commercial military categories.

Retail sales increased primarily due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model which continued to add larger national accounts as well as increased the retention rate of our existing customers, and a mid-double digit increase in our direct to consumer e-commerce business which we believe is attributable to recent investments aimed at increasing traffic and conversion on our websites.

Military sales increased slightly as we benefited from some accelerated shipments that are pulling sales into the first half of the year based on notifications from the Department of Defense.

	Three Months Ended
	June 30,
($ in thousands)	2019	2018	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$13,403	$13,030	$373
Margin %	33.0%	32.7%	0.3%
Retail Margin $'s	$6,102	$5,267	$835
Margin %	43.3%	44.9%	(1.6)%
Military Margin $'s	$1,936	$1,235	$701
Margin %	26.8%	18.5%	8.3%
Total Margin $'s	$21,441	$19,532	$1,909
Margin %	34.6%	33.6%	1.0%

Wholesale gross margin increased year over year due to having a couple larger low margin orders in 2018 that we did not anniversary in 2019.

Retail gross margin decreased as Lehigh continues to become a larger percentage of the overall Retail sales as Lehigh carries lower margins than our other direct to consumer business.

Military gross margin increased significantly as we continued to see better efficiency at our Puerto Rico facility.

	Three Months Ended
	June 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$17,498	$16,159	$1,339	8.3%
% of Net Sales	28.2%	27.8%	0.4%

The increase in operating expenses was primarily related to the increased investments in our core brands to help initiate growth and expand within our respective markets and variable expenses tied to sales increases.

	Three Months Ended
	June 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$839	$684	$155	22.7%
Effective Tax Rate	21.0%	20.5%	0.5%

The effective tax rate increased to 21.0% for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$83,018	$80,235	$2,783	3.5%
Retail	29,544	24,797	4,747	19.1
Military	15,326	14,561	765	5.3
Total Net Sales	$127,888	$119,593	$8,295	6.9%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, western, outdoor and commercial military categories.

Retail sales increased primarily due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model which continued to add larger national accounts as well as increased the retention rate of our existing customers, and a mid-double digit increase in our direct to consumer e-commerce business which we believe is attributable to recent investments aimed at increasing traffic and conversion on our websites.

Military sales increased slightly as we benefited from some accelerated shipments that are pulling sales into the first half of the year based on notifications from the Department of Defense.

	Six Months Ended
	June 30,
($ in thousands)	2019	2018	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$27,778	$27,044	$734
Margin %	33.5%	33.7%	(0.2)%
Retail Margin $'s	$12,778	$10,801	$1,977
Margin %	43.3%	43.6%	(0.3)%
Military Margin $'s	$3,863	$2,653	$1,210
Margin %	25.2%	18.2%	7.0%
Total Margin $'s	$44,419	$40,498	$3,921
Margin %	34.7%	33.9%	0.8%

Wholesale gross margin decreased year over year due to selling through some aged discontinued inventory through certain select discount channels.

Retail gross margin decreased as Lehigh continues to become a larger percentage of the overall Retail sales as Lehigh carries lower margins than our direct to consumer business.

Military gross margin increased significantly as we continued to see better efficiency at our Puerto Rico facility.

	Six Months Ended
	June 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$35,976	$32,897	$3,079	9.4%
% of Net Sales	28.1%	27.5%	0.6%

The increase in operating expenses was primarily related to the increased investments in our core brands to help initiate growth and expand within our respective markets and variable expenses tied to sales increases.

	Six Months Ended
	June 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,798	$1,522	$276	18.1%
Effective Tax Rate	21.0%	20.5%	0.5%

The effective tax rate increased to 21.0% for the six months ended June 30, 2019.

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

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $3.5 and $2.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

Cash Flows

	Six Months Ended
	June 30,
($ in millions)	2019	2018
Operating activities	$10.6	$11.1
Investing activities	(3.5)	(2.6)
Financing activities	(1.6)	(3.8)
Net change in cash and cash equivalents	$5.5	$4.7

Operating Activities.  Cash provided by operating activities was primarily impacted by an increase in inventory and accounts payable, partially offset by a decrease in accounts receivable for the six months ended June 30, 2019. Cash provided by operating activities was primarily impacted by a decrease in receivables and an increase in accounts payable for the six months ended June 30, 2018.

Investing Activities. Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the six months ended June 30, 2019 and 2018.

Financing Activities.  Cash used in financing activities primarily related to payments of dividends on our common stock for the six months ended June 30, 2019.  For the six months ended June 30, 2018, cash used in financing activities primarily related to payments under the revolving credit facility and for the payment of dividends on our common stock.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.  During the first quarter of 2019 we implemented new controls related to the adoption of ASU 2016-02, Leases (Topic 842) and related financial statement reporting. Other than the new controls surrounding ASU 2016-02, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or units)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)

April 1, 2019 - April 30, 2019	-	-	$7,500,000
May 1, 2019 - May 31, 2019	-	-	7,500,000
June 1, 2019 - June 30, 2019	-	-	7,500,000
Total	-	-	$7,500,000

(1)	The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.
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

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 8, 2019	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)