Form 10-Q
period 2019-09-30
ROCKY BRANDS, INC.
filed 2019-11-05
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 7,374,969 shares of the Registrant's Common Stock outstanding on October 31, 2019.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,	September 30,
	2019	2018	2018
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$6,440	$10,173	$4,210
Trade receivables, net	50,700	43,337	50,691
Contract receivables	2,036	2,602	4,849
Other receivables	310	331	282
Inventories – net	82,881	72,822	78,409
Income tax receivable	-	30	-
Prepaid expenses	2,656	1,890	2,122
Total current assets	145,023	131,185	140,563
LEASED ASSETS	1,781	-	-
PROPERTY, PLANT & EQUIPMENT – net	25,150	23,057	23,209
IDENTIFIED INTANGIBLES – net	30,248	30,273	30,283
OTHER ASSETS	293	148	163
TOTAL ASSETS	$202,495	$184,663	$194,218

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$20,531	$13,543	$20,622
Contract liabilities	1,936	2,602	4,849
Accrued expenses:
Salaries and wages	2,791	3,339	3,661
Taxes - other	624	556	158
Accrued freight	495	668	465
Commissions	488	560	432
Accrued duty	2,597	2,334	2,727
Income tax payable	19	-	1,888
Other	1,766	1,416	1,308
Total current liabilities	31,247	25,018	36,110
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	1,188	-	-
DEFERRED INCOME TAXES	7,780	7,780	7,726
DEFERRED LIABILITIES	230	121	153
TOTAL LIABILITIES	40,614	33,088	44,158
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2019 - 7,403,219; December 31, 2018 - 7,368,494 and September 30, 2018 - 7,421,317	69,273	68,387	69,589
Retained earnings	92,608	83,188	80,471
Total shareholders' equity	161,881	151,575	150,060
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$202,495	$184,663	$194,218

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET SALES	$67,179	$65,916	$195,067	$185,508
COST OF GOODS SOLD	42,165	43,516	125,633	122,610
GROSS MARGIN	25,014	22,400	69,434	62,898

OPERATING EXPENSES	18,027	16,791	54,004	49,688

INCOME FROM OPERATIONS	6,987	5,609	15,430	13,210

OTHER INCOME (EXPENSES)	43	31	160	(148)

INCOME BEFORE INCOME TAXES	7,030	5,640	15,590	13,062

INCOME TAX EXPENSE	1,414	595	3,212	2,117

NET INCOME	$5,616	$5,045	$12,378	$10,945

INCOME PER SHARE
Basic	$0.76	$0.68	$1.67	$1.48
Diluted	$0.75	$0.67	$1.66	$1.47
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,400	7,418	7,392	7,412
Diluted	7,455	7,480	7,443	7,454

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2018	7,368	$68,387	$-	$83,188	$151,575

NINE MONTHS ENDED SEPTEMBER 30, 2019
Net income				$3,605	$3,605
Dividends paid on common stock ($0.12 per share)				(887)	(887)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	17	$294			294
Stock compensation expense	6	168			168
BALANCE - March 31, 2019	7,391	$68,849	-	$85,906	$154,755

Net income				$3,157	$3,157
Dividends paid on common stock ($0.14 per share)				(1,036)	(1,036)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	3	$164			164
BALANCE - June 30, 2019	7,394	$69,013	$-	$88,027	$157,040

Net income				$5,616	$5,616
Dividends paid on common stock ($0.14 per share)				(1,036)	(1,036)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	7	$96			96
Stock compensation expense	2	164			164
BALANCE - September 30, 2019	7,403	$69,273	$-	$92,607	$161,880

BALANCE - December 31, 2017	7,399	$68,974	$-	$72,119	$141,093

NINE MONTHS ENDED SEPTEMBER 30, 2018
Net income				$3,251	$3,251
Dividends paid on common stock ($0.11 per share)				(815)	(815)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	8	$299			299
BALANCE - March 31, 2018	7,407	$69,273	$-	$74,555	$143,828

Net income				$2,649	$2,649
Dividends paid on common stock ($0.12 per share)				(888)	(888)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	8	$164			164
BALANCE - June 30, 2018	7,415	$69,437	$-	$76,316	$145,753

Net income				$5,045	$5,045
Dividends paid on common stock ($0.12 per share)				(890)	(890)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	4	$54			54
Stock compensation expense	2	98			98
BALANCE - September 30, 2018	7,421	$69,589	$-	$80,471	$150,060

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,378	$10,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,767	4,074
Deferred compensation	74	-
(Gain) loss on disposal of fixed assets	7	(8)
Stock compensation expense	496	491
Change in assets and liabilities:
Receivables	(6,747)	(3,290)
Inventories	(10,059)	(12,786)
Other current assets	(3,227)	78
Other assets	(115)	34
Accounts payable	7,201	7,702
Accrued and other liabilities	1,096	1,712
Income taxes payable	19	1,888
Long term taxes payable	-	(2,117)
Net cash provided by operating activities	4,890	8,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,054)	(3,542)
Proceeds from sales of fixed assets	-	17
Net cash used in investing activities	(6,054)	(3,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	4,248
Repayments on revolving credit facility	-	(6,448)
Proceeds from stock options	390	124
Dividends paid on common stock	(2,959)	(2,593)
Net cash used in financing activities	(2,569)	(4,669)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,733)	529

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,173	3,681
END OF PERIOD	$6,440	$4,210

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2018 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended December 31, 2018, which includes all disclosures required by GAAP.

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

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our reportable business segments: Wholesale, Retail, and Military. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S., Canada, and internationally. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. We also sell footwear under the Rocky label to the U.S. Military.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2019. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract receivables primarily represent contractual minimum payments required under non-cancellable contracts with the U.S. Military with a duration of one year or less.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	September 30,	December 31,	September 30,
($ in thousands)	2019	2018	2018
Contract liabilities	$1,936	$2,602	$4,849

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2018	$2,602
Non-cancelable contracts with customers entered into during the period	2,458
Revenue recognized related to non-cancelable contracts with customers during the period	(3,124)
Balance, September 30, 2019	$1,936

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 13 for segment disclosures.

5.      TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,251,000, $1,268,000 and $1,357,000 at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.  We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $1,073,000, $1,154,000 and $908,000 for the periods ending September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

6.   INVENTORY

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2019	2018	2018
Raw materials	$11,909	$12,986	$14,311
Work-in-process	946	715	876
Finished goods	70,026	59,121	63,222
Total	$82,881	$72,822	$78,409

In accordance with ASC 606, the return reserve asset netted against inventories was $649,000, $694,000 and $555,000 for the periods ending September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

7. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
September 30, 2019
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$739	156
Total Intangibles	$30,987	$739	$30,248

	Gross	Accumulated	Carrying
December 31, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$714	181
Total Intangibles	$30,987	$714	$30,273

	Gross	Accumulated	Carrying
September 30, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$704	191
Total Intangibles	$30,987	$704	$30,283

The weighted average life for our patents is 3.9 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2019	2018	2019	2018
Amortization expense	$8	$10	25	$32

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
10/01/2019 - 12/31/2019	8
2020	31
2021	26
2022	22
2023	20
2024	17
2025+	33

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

The total amount available under our new Credit Facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2019, we had total capacity of $74.9 million.

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

As of September 30, 2019 we had no outstanding borrowings against the new Credit Facility and as of December 31, 2018 and September 30, 2018, respectively, we had no outstanding borrowings against our previously amended and restated credit facility.

Credit Facility Covenants

Both our new Credit Facility and our previously amended and restated credit facility contain restrictive covenants which require us to maintain a fixed charge coverage ratio.  These restrictive covenants are only in effect upon a triggering event taking place (as defined in both agreements).  Both our new Credit Facility and the previously amended and restated credit facility contain restrictions on the amount of dividends that may be paid. During the nine months ended September 30, 2019, there were no triggering events and the covenant was not in effect for the new Credit Facility.

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

The operating ROU asset and operating lease liabilities as of September 30, 2019 and upon adoption of ASC 842 are as follows:

		(Upon ASC 842 Adoption)
	September 30,	January 1,
($ in thousands)	2019	2019	Financial Statement Line Item
Assets:
Operating ROU Assets	$1,781	$1,136	Leased assets

Liabilities:
Current
Operating	$601	$626	Other current liabilities
Noncurrent
Operating	1,188	544	Long-term lease
Total leased liabilities	$1,789	$1,170

Maturity of our operating lease liabilities are as follows:

Operating
($ in thousands)	Leases
10/01/2019 through 12/31/2019	$223
2020	594
2021	474
2022	317
2023	255
2024	78
Total lease payments	1,941
Less: Interest	152
Present value of lease liabilities	$1,789

For the nine months ended September 30, 2019 the weighted average remaining lease term and discount rate were as follows:

September 30,
2019
Weighted-average remaining lease term (years)
Operating leases	2.3

Weighted-average discount rate
Operating leases	4.7%

For the nine months ended September 30, 2019 the supplemental cash flow information is as follows:

September 30,
($ in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$244

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$680

The breakdown of rent expense for our operating leases for the three and nine months ended September 30, 2019 and 2018, respectively are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
($ in thousands)	2019	2019	Financial Statement Line Item
Operating lease expenses - Manufacturing & Sourcing (1)	$150	$324	Cost of goods sold
Operating lease expenses (1)	102	149	Operating expenses
Total lease expenses	$252	$473

(1) Includes short-term lease expenses of approximately $32,000 and $82,000 for the three and nine months ended September 30, 2019.

10.   TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2015
Various U.S. States	2014
Puerto Rico (U.S. Territory)	2013
Canada	2013

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and nine months ended September 30, 2019.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rate was 20.1% and 10.5%, 20.6%, and 16.2% for the three and nine months ended September 30, 2019 and 2018, respectively.

11.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in thousands)	2019	2018	2019	2018

Basic - weighted average shares outstanding	7,400	7,418	7,392	7,412
Dilutive restricted share units	2	2	4	1
Dilutive stock options	53	60	47	41
Diluted - weighted average shares outstanding	7,455	7,480	7,443	7,454
Anti-dilutive securities	43	-	75	40

12.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2019 and 2018 is as follows:

($ in thousands)	2019	2018

Interest paid	$101	$140

Federal, state, and local income taxes paid, net	$5,360	$497

Change in contract receivables, net	$(2,036)	$(4,849)

Change in contract liabilities, net	$1,936	$4,849

Property, plant, and equipment purchases in accounts payable	$470	$120

13. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2019	2018	2019	2018
NET SALES:
Wholesale	$47,242	$47,001	$130,260	$127,236
Retail	14,490	11,915	44,035	36,712
Military	5,447	7,000	20,772	21,560
Total Net Sales	$67,179	$65,916	$195,067	$185,508

GROSS MARGIN:
Wholesale	$16,379	$15,449	$44,157	$42,492
Retail	6,593	5,344	19,371	16,145
Military	2,042	1,607	5,906	4,261
Total Gross Margin	$25,014	$22,400	$69,434	$62,898

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$47,242	$47,001	$241	0.5%
Retail	14,490	11,915	2,575	21.6
Military	5,447	7,000	(1,553)	(22.2)
Total Net Sales	$67,179	$65,916	$1,263	1.9%

Wholesale sales increased slightly as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our western, outdoor and commercial military categories.

Retail sales increased primarily due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model which continued to add larger national accounts as well as increased the retention rate of our existing customers, and a low double digit increase in our direct to consumer e-commerce business which we believe is attributable to recent investments aimed at increasing traffic and conversion on our web sales.

Military sales decreased as expected as we recently concluded a multi-year contract with the Department of Defense.

	Three Months Ended
	September 30,
($ in thousands)	2019	2018	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$16,379	$15,449	$930
Margin %	34.7%	32.9%	1.8%
Retail Margin $'s	$6,593	$5,344	$1,249
Margin %	45.5%	44.9%	0.6%
Military Margin $'s	$2,042	$1,607	$435
Margin %	37.5%	23.0%	14.5%
Total Margin $'s	$25,014	$22,400	$2,614
Margin %	37.2%	34.0%	3.2%

Wholesale gross margin increased year over year due to stronger initial margins on some newer products, selling less discontinued product and a one-time reimbursement of expenses in the amount of $169,000 associated with the temporary closure of the Puerto Rican manufacturing facility as a result of Hurricane Maria in 2017.

Retail gross margin increased as we saw a strong increase in our e-commerce business which carries higher margins than our Lehigh Branded business.

Military gross margin increased significantly as we continued to see better efficiency at our Puerto Rico facility and a one-time reimbursement of expenses in the amount of $581,000 associated with the temporary closure of the Puerto Rican manufacturing facility as a result of Hurricane Maria in 2017.

	Three Months Ended
	September 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$18,027	$16,791	$1,236	7.4%
% of Net Sales	26.8%	25.5%	1.3%

The increase in operating expenses was primarily related to the increased investments in our core brands to help initiate growth and expand within our respective markets and variable expenses tied to sales increases in our wholesale and retail channels.

	Three Months Ended
	September 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,414	$595	$819	137.7%
Effective Tax Rate	20.1%	10.5%	9.6%

The effective tax rate increased to 20.1% for the three months ended September 30, 2019 compared to 10.5% in the prior year period. This was due to a reduction made in the third quarter of 2018 related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings as a result of further analysis of the provisions of the Tax Cuts and Jobs Act.

Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018

	Nine Months Ended
	September 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$130,260	$127,236	$3,024	2.4%
Retail	44,035	36,712	7,323	19.9
Military	20,772	21,560	(788)	(3.7)
Total Net Sales	$195,067	$185,508	$9,559	5.2%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, western, outdoor and commercial military categories.

Retail sales increased primarily due to both a strong growth in our Lehigh business, which was primarily attributed to an expansion in our CustomFit model which continued to add larger national accounts as well as increased the retention rate of our existing customers, and a significant increase in our direct to consumer e-commerce business which we believe is attributable to recent investments aimed at increasing traffic and conversions on our web sales.

Military sales decreased as expected as we recently concluded a multi-year contract with the Department of Defense.

	Nine Months Ended
	September 30,
($ in thousands)	2019	2018	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$44,157	$42,492	$1,665
Margin %	33.9%	33.4%	0.5%
Retail Margin $'s	$19,371	$16,145	$3,226
Margin %	44.0%	44.0%	-%
Military Margin $'s	$5,906	$4,261	$1,645

Margin %	28.4%	19.8%	8.6%
Total Margin $'s	$69,434	$62,898	$6,536
Margin %	35.6%	33.9%	1.7%

Wholesale gross margin increased year over year due to stronger initial margins on some newer products, selling less discontinued product and a one-time reimbursement of expenses in the amount of $169,000 associated with the temporary closure of the Puerto Rican manufacturing facility as a result of Hurricane Maria in 2017.

Retail gross margin remained flat year over year.

Military gross margin increased significantly as we continued to see better efficiency at our Puerto Rico facility and a one-time reimbursement of expenses in the amount of $581,000 associated with the temporary closure of the Puerto Rican manufacturing facility as a result of Hurricane Maria in 2017.

	Nine Months Ended
	September 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$54,004	$49,688	$4,316	8.7%
% of Net Sales	27.7%	26.8%	0.9%

The increase in operating expenses was primarily related to the increased investments in our core brands to help initiate growth and expand within our respective markets and variable expenses tied to sales increases.

	Nine Months Ended
	September 30,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$3,212	$2,117	$1,095	51.7%
Effective Tax Rate	20.6%	16.2%	4.4%

The effective tax rate increased to 20.6% for the nine months ended September 30, 2019 compared to 16.2% in the prior year period. This was due to a reduction made in the third quarter of 2018 related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings as a result of further analysis of the provisions of the Tax Cuts and Jobs Act.

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

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $5.8 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Cash Flows

	Nine Months Ended
	September 30,
($ in millions)	2019	2018
Operating activities	$4.9	$8.7
Investing activities	(6.1)	(3.5)
Financing activities	(2.6)	(4.7)
Net change in cash and cash equivalents	$(3.8)	$0.5

Operating Activities.  Cash provided by operating activities was primarily impacted by an increase in inventory and accounts receivable, partially offset by an increase in accounts payable and accrued liabilities for the nine months ended September 30, 2019.  Cash provided by operating activities was primarily impacted by an increase in accounts payable, accrued liabilities, and income taxes payable, partially offset by an increase in accounts receivable and inventory for the nine months ended September 30, 2018.

Investing Activities. Cash used in investing activities was primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the nine months ended September 30, 2019 and 2018.

Financing Activities.    Cash used in financing activities was primarily related to payments of dividends on our common stock for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, cash used in financing activities was primarily related to payments under the revolving credit facility and for the payment of dividends on our common stock.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls. There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or units)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)

July 1, 2019 - July 31, 2019	-	-	$7,500,000
August 1, 2019 - August 31, 2019	-	-	7,500,000
September 1, 2019 - September 30, 2019	-	-	7,500,000
Total	-	-	$7,500,000

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

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: November 5, 2019	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)