Form 10-K
period 2019-12-31
ROCKY BRANDS, INC.
filed 2020-03-06
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34382

ROCKY BRANDS, INC.

(Exact name of registrant as specified in its charter)

Ohio	No. 31‑1364046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 East Canal Street, Nelsonville, Ohio 45764
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code (740) 753‑1951

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock – No Par Value	RCKY	The NASDAQ Stock Market, Inc.

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

The aggregate market value of the registrant's Common Stock held by non‑affiliates of the registrant was approximately $187,607,806 on June 30, 2019.

There were 7,359,502 shares of the registrant's Common Stock outstanding on February 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

PART I

ITEM 1.   BUSINESS.

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brand Michelin.  Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around seven target markets: outdoor, work, duty, commercial military, military, western, and lifestyle.  Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $39.99 for our value priced products to $345.00 for our premium products.  In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

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

•

Cross-sell our brands to our retailers. We believe that many retailers of our brands target consumers with similar characteristics and, as a result, we believe there is significant opportunity to offer each of our retailers a broader assortment of footwear and apparel that target multiple markets and span a range of feature sets and price points.

•

Expand business internationally.  We intend to extend certain of our brands into international markets.  We believe this is a significant opportunity because of the long history and authentic heritage of these brands. We intend on growing our business internationally through a network of distributors.

•

Grow our e-commerce business. We intend to drive business to our branded e-commerce websites as well as third party marketplace platforms. We believe there is an  opportunity here as we focus advertising efforts and maximize our distribution facility which is now a Prime certified fulfillment center, we can capitalize on the changes in the market to online shopping.

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

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories.  We currently design Rocky products for each of our seven target markets and offer our products at a range of suggested retail price points: $49.99 to $299.99 for our footwear products, $15.99 to $129.99 for tops and bottoms in our apparel lines and $5.99 to $59.99 for our basic and technical outerwear.

The Rocky brand originally targeted outdoor enthusiasts, particularly hunters, and has since become a market leader in the hunting boot category.  In 2002, we also extended into hunting apparel, including jackets, pants, gloves and caps. Our Rocky products for hunters and other outdoor enthusiasts are designed for specific weather conditions and the diverse terrains of North America.  These products incorporate a range of technical features and designs such as Gore-Tex waterproof breathable fabric, 3M Thinsulate insulation, nylon Cordura fabric and camouflaged uppers featuring either Venator, Mossy Oak or Realtree patterns.  We use rugged outsoles made by industry leaders like Vibram as well as our own proprietary design features like the “Rocky Ride Comfort System” to make the products durable and easy to wear.

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

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear.  Georgia Boot footwear is sold at suggested retail price points ranging from $58.00 to $270.00.  This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments.  Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the workplace. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

In addition, we market a line of Georgia Boot footwear to brand loyal consumers for hunting and other outdoor activities.  These products are primarily all leather boots distributed in the western and southwestern states where hunters do not require camouflaged boots or other technical features incorporated in our Rocky footwear.

Durango

Durango is our moderately priced, high quality line of western footwear.  Launched in 1965, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear and apparel market.  Our current line of products is offered at suggested retail price points ranging from $59.99 to $345.00, and we market products designed for both work and casual wear.  Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion.  Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue.  Other products in the Durango line that target casual and fashion-oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.

Lehigh

The Lehigh brand was launched in 1922 and is our moderately priced, high quality line of safety shoes sold at suggested retail price points ranging from $78.99 to $237.99.  Our current line of products is designed to meet occupational safety footwear needs.  Most of this footwear incorporates steel toes to protect workers and often incorporates other safety features such as metatarsal guards or non-slip outsoles.  Additionally, certain models incorporate durability features to combat abrasive surfaces or caustic substances often found in some workplaces.

With the shift in manufacturing jobs to service jobs in the U.S., Lehigh began marketing products for the hospitality industry.  These products have non-slip outsoles designed to reduce slips, trips and falls in hospitality environments where floors are often tiled and greasy.  Price points for this kind of footwear range from $39.99 to $88.99.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions.  The license to design, develop and manufacture footwear under the Michelin name was secured in 2006.  Suggested retail prices for the Michelin brand are from $182.00 to $202.00.  The license agreement for the Michelin brand expires on December 31, 2020, with the option to renew.

Sales and Distribution

Our products are distributed through three distinct business segments: Wholesale, Retail and Military. See Note 16 of our consolidated financial statements for more information regarding our three business segments.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2019, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

We sell our products to wholesale accounts in the U.S. primarily through a dedicated in-house sales team who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products.  Our sales force is organized around major accounts, including Boot Barn, AAFES, Dick’s Sporting Goods, Tractor Supply Company and Amazon, and around our target markets: outdoor, work, duty, commercial military, lifestyle and western.  For our Rocky, Georgia Boot and Durango brands, our sales employees are organized around each brand and target a broad range of distribution channels.  All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our wholesale distribution channels vary by market:

•	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, online retailers, catalogs, and mass merchants.

•	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores, hardware stores and online retailers.

•	Our duty products are sold primarily through uniform stores, catalog specialists and online retailers.

•	Our commercial military products are sold primarily through base exchanges such as AAFES (Army & Air Force Exchange Service) and consumer e-commerce websites.

•	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores, online retailers and more recently, fashion-oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies under the Lehigh retail brand: Lehigh business-to-business including direct sales and through our Custom Fit websites, consumer e-commerce websites and third-party marketplaces, and our stores, which include our outlet store and retail stores.

Websites

We sell our product lines on our websites at www.rockyboots.com,  www.georgiaboot.com,  www.durangoboot.com, www.lehighoutfitters.com,  www.lehighsafetyshoes.com,  www.slipgrips.com, and 4eursole.com, as well as through online marketplaces.  We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products.  We also sell to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers.  Our customers’ employees order directly through their employers’ established Custom Fit website and the footwear is delivered directly to the consumer via a common freight carrier. Our customers include large, national companies such as Carnival Cruise Lines, Pepsi, Schneider, Whirlpool, Holland America Cruise Lines, and Waste Management.

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

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada, South America, Europe, Australia and Asia.  We ship our products from our finished goods distribution facility located in Logan, Ohio. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico.  Net sales to foreign countries represented approximately 1.4% of net sales in 2019 and 1.9% of net sales in 2018.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico.  In addition, we utilize an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $3.2 million at December 31, 2019 and $2.5 million at December 31, 2018.

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

Backlog

	Years Ended December 31,
($ in millions)	2019	2018
Wholesale Backlog	$12.6	$15.5
Military Backlog	7.9	13.0
Total Backlog	$20.5	$28.5

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

Our license with W. L. Gore & Associates, Inc. “(Gore)” permits us to use the Gore-Tex and related marks on products and styles that have been approved in advance by Gore.  The license agreement has a one-year term that automatically renews each year, unless either party elects to terminate by giving advance written notice to the other party by October 1 for termination effective December 31 of that same year.

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

Employees

At December 31, 2019, we had approximately 1,929 employees of which approximately 1,899 are full time employees.  Approximately 1,554 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico.  None of our employees are represented by a union.  We believe our relations with our employees are in good standing.

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

A majority of our products are produced outside the U.S. where we are subject to the risks of international commerce and other international conditions.

A majority of our products are produced in the Dominican Republic and China.  Therefore, our business is subject to the following risks of doing business offshore:

•	the imposition of additional United States legislation and regulations relating to imports, including quotas, duties, taxes or other charges or restrictions;

•	foreign governmental regulation and taxation;

•	fluctuations in foreign exchange rates;

•	changes in economic conditions;

•	transportation conditions and costs in the Pacific and Caribbean;

•	changes in the political stability of these countries;

•	changes in relationships between the United States and these countries; and

•	the occurrence of contagious disease or illness.

Changes in any of these factors could materially increase our costs of products or cause us to experience delays and we may not be able to recover all of our cost increases or missed sales. If any of these factors were to render the conduct of business in these countries undesirable or impracticable, we would have to manufacture or source our products elsewhere.  There can be no assurance that additional sources or products would be available to us or, if available, that these sources could be relied on to provide product at terms favorable to us.  The occurrence of any of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We conduct a portion of our business pursuant to U.S. military contracts which are subject to unique risks.  In 2019,  9.6% of our revenues were earned pursuant to U.S. military contracts.  Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.  The U.S. military may modify, curtail or choose not to renew one or more of our contracts.  In addition, funding pursuant to our U.S. military contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints and/or changes in U.S. military strategy.  Our contracts with the U.S. military are fixed-price contracts.  While fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or losses if we are unable to achieve estimated costs reductions. The U.S. military provides preference on contract bids to small businesses and our current company structure classifies us as a large business which could have an effect on our ability to be awarded new contracts in the future.

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

Public health crises could harm our business

Public health crises, such as the recent outbreak of the coronavirus (COVID-19) first identified in Wuhan, China, could cause disruption to the Company’s manufacturers and suppliers located in China and elsewhere. If our manufacturers and suppliers are so affected, our supply chain could be disrupted causing our product shipments to be delayed. In addition, a public health crises could negatively impact our consumer spending in impacted regions or globally, which could materially adversely affect our business, financial condition, and results of operation.

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

Our credit facility requires us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities.  Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on our financial condition.  Our credit facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio. This restrictive covenant is only in effect upon a triggering event taking place (as defined in the credit facility agreement).  At December 31, 2019, there was no triggering event and the covenant was not in effect.

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

Our financial success is influenced by the success of our customers, and the loss of a key customer could have a material adverse effect on our financial condition and results of operations.

Much of our financial success is directly related to the ability of our retailer and distributor partners to successfully market and sell our brands directly to consumers. If a retailer or distributor partner fails to satisfy contractual obligations or to otherwise meet our expectations, it may be difficult to locate an acceptable substitute partner. If we determine that it is necessary to make a change, we may experience increased costs, loss of customers, or increased credit or inventory risk. In addition, there is no guarantee that any replacement retailer or distributor partner will generate results that are more favorable than the terminated party. We currently do not have long-term contracts with any of our retailers. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We use the timing of delivery dates for our wholesale customer orders as a key factor in forecasting our sales and earnings for future periods. If any of our major customers experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, or discontinue purchases from us, which could result in us failing to meet our forecasted results. These risks have been exacerbated recently as our key retail customers are operating within a retail industry that continues to undergo significant structural changes fueled by technology and the internet, changes in consumer purchasing behavior and a shrinking retail footprint. We may lose key retail and wholesale customers if they fail to manage the impact of the rapidly changing retail environment. Any loss of one of these key customers, the financial collapse or bankruptcy of one of these customers, or a significant reduction in purchases from one of these customers could result in a significant decline in sales, write-downs of excess inventory, or increased discounts to our customers, any of which could have a material adverse effect on our financial condition or results of operations.

We are subject to periodic litigation and other regulatory proceedings, which could result in the unexpected expenditure of time and resources.

We are a defendant from time to time in lawsuits and regulatory actions relating to our business and to our past operations. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business.

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

An impairment of intangibles could have an adverse impact to the Company’s results of operations.

The carrying value of intangibles represents the fair value of trade names and other acquired intangibles as of the acquisition date.  Acquired intangibles expected to contribute indefinitely to the Company’s cash flows are not amortized but must be evaluated by the Company at least annually for impairment. If the carrying amounts of one or more of these assets are not recoverable based upon discounted cash flow and market-approach analyses, the carrying amounts of such assets are impaired by the estimated difference between the carrying value and estimated fair value. An impairment charge could adversely affect the Company’s results of operations.

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

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, its opportunities for growth may be curtailed by our compliance capabilities or reputational harm and the potential liability for security breaches may increase. We are also subject to U.S. and international data privacy and cybersecurity laws and regulations, which may impose fines and penalties for noncompliance and may have an adverse effect on our operations.  For example, the European Union’s General Data Protection Regulation (the “GDPR”), which became effective in May 2018, extends the scope of the European Union’s data protection laws to all companies processing data of European Union residents, regardless of our location, and imposes significant new requirements on how we collect, processes and transfer personal data.

In addition, California recently adopted to California Consumer Privacy Act (the “CCPA”), which became effective January 1, 2020 and limits how we may collect and use personal data. As a result, GDPR and CCPA compliance increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties and fines against us, and could adversely affect our business, financial condition, cash flows and results of operations. Compliance with any of the foregoing laws and regulations can be costly.

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

If we do not effectively respond to the trend of consumer shopping moving to online retailers, including third party marketplaces, it may negatively impact our business.

The retail industry is rapidly changing, and we must ensure we are evolving both our own online e-commerce websites and third party marketplaces. We must also provide digital assistance to our wholesale customers to support their e-commerce websites. Failure to timely identify and effectively respond to the online trends of the retail industry could negatively impact our product reach and market share. We are making technology investments in our websites and mobile applications. If we are unable to improve or develop relevant technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We own our 25,000 square foot executive offices that are located in Nelsonville, Ohio, which are utilized by all segments.  We also own our 192,000 square foot finished goods distribution facility in Logan, Ohio, which is utilized by our Wholesale and Retail segments.  We also own our 41,000 square foot outlet store and a 5,500 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our Retail segment. We lease an office space in China consisting of 5,611 square feet which is utilized by our Wholesale and Retail segments. The current lease is set to expire in 2024. We lease two manufacturing facilities in Puerto Rico consisting of 44,978 square feet and 39,581 square feet which are utilized by the Wholesale and Military segments. These leases expired in 2019 and we are currently occupying them on a month-to-month basis until a new agreement is reached.  In the Dominican Republic, we lease seven stand-alone manufacturing facilities, which are utilized by all segments, as follows:

Square Footage	Lease Expiration
23,476	2020
16,797	2021
29,716	2023
34,373	2023
20,135	2023
93,737	2024
36,186	2024

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

As of February 28, 2020, there were 70 shareholders of record of our common stock.

Dividends

During 2013, our Board of Directors adopted a dividend policy under which the Company intends to pay a cash dividend on its common stock.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or units)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)

October 1, 2019 - October 31, 2019	48,250	27.59	$6,168,783
November 1, 2019 - November 30, 2019	5,999	28.10	6,000,233
December 1, 2019 - December 31, 2019	-	-	6,000,233
Total	54,249	27.65	$6,000,233

(1)	The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.
(2)

The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 2, 2020, we announced a new $7,500,000 share repurchase program that will terminate on February 28, 2021. This program is replacing the $7,500,000 share repurchase program that was announced on March 4, 2019, which expired on February 28, 2020.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

($ in thousands, except for per share data)	For the years ended December 31,
	2019	2018	2017		2016	2015
Income statement data
Net sales	$270,408	$252,694	$253,197		$260,259	$269,302
Gross margin (% of sales)	36.1%	34.4%	31.9%		29.5%	33.0%
Net income (loss)	$17,462	$14,553	$9,586		$(2,139)	$6,603
Dividends paid on common stock	3,987	3,484	3,269		3,297	3,252

Earnings per share
Net income (loss)
Basic	$2.36	$1.96	$1.29	$	$(0.29)	$0.87
Diluted	2.35	1.95	1.29		$(0.29)	0.87

Weighted average common shares outstanding
Basic	7,387	7,412	7,428		7,505	7,563
Diluted	7,439	7,462	7,450		7,505	7,574

Balance sheet data
Inventory	$76,731	$72,822	$65,622		$69,168	$76,991
Total assets	$205,826	$184,663	$173,479		$178,939	$192,833
Working capital	$114,592	$106,167	$99,159		$101,060	$113,442
Long-term debt, less current maturities	$-	$-	$2,199		$14,584	$23,700
Shareholders' equity	$164,656	$151,575	$141,093		$135,093	$142,121

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2019 and 2018, and our capital resources and liquidity as of December 31, 2019 and 2018.  Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries.  Our fiscal year begins on January 1 and ends on December 31.  We analyze the results of our operations for the last two years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments.  We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements.  We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative (SG&A) expenses and there can be no assurance that we will have the resources necessary to undertake such efforts.  Material increases in our SG&A expenses could adversely impact our results of operations and cash flows.

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

Operating expenses.  Our operating expenses consist primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, depreciation, amortization, professional fees, software licensing fees, facility expenses, bank charges, warehouse and outbound freight expenses.

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Twelve Months Ended
	December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	63.9	65.6
Gross margin	36.1	34.4
Operating expenses	28.0	27.3
Income from operations	8.1%	7.1%

Results of Operations

December 31, 2019 Compared to Year Ended December 31, 20182018

	Twelve Months Ended
	December 31,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$179,519	$173,124	$6,395	3.7%
Retail	64,824	53,216	11,608	21.8
Military	26,065	26,354	(289)	(1.1)
Total Net Sales	$270,408	$252,694	$17,714	7.0%

Wholesale sales increased as consumers continued to respond favorably to several recent product introductions across our brand portfolio, which we believe is being fueled by new innovations and enhanced marketing programs that are generating increased awareness and demand in our work, western, outdoor and commercial military categories.

Retail sales increased primarily due to strong growth in our Lehigh business as our CustomFit model has continued to allow us to attain growth in our key account business as well as increase participation and retention rates, and a strong increase in our direct to consumer e-commerce business which we believe is attributable to recent investments aimed at increasing traffic and conversion on our website, and increased marketing and brand awareness. In 2019, we also successfully expanded our direct to consumer efforts on marketplaces, such as Amazon and Ebay, and gained Seller Fulfilled Prime Status which allowed us to make our entire catalog “Prime Eligible.”

Military sales decreased slightly, as expected, due to the recent expiration of some multi-year contracts.

	Twelve Months Ended
	December 31,
($ in thousands)	2019	2018	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$61,133	$57,792	$3,341
Margin %	34.1%	33.4%	0.7%
Retail Margin $'s	$28,941	$23,650	$5,291
Margin %	44.6%	44.4%	0.2%
Military Margin $'s	$7,611	$5,587	$2,024
Margin %	29.2%	21.2%	8.0%
Total Margin $'s	$97,685	$87,029	$10,656
Margin %	36.1%	34.4%	1.7%

Wholesale gross margin increased primarily due to our dedicated focus to increasing full price selling by offering less discounts while maintaining stronger initial margins on some of our newer products and increased efficiencies at our manufacturing facilities.

Retail gross margins increased primarily due to an increase in direct to consumer sales which carry a higher margin and a decrease in certain Lehigh sales that carry lower margins.

Military gross margin increased significantly due to a few lower margin contracts ending as well as increased efficiencies at our Puerto Rico facility. In the third quarter of 2019, we also received a one-time reimbursement of $725,000 related to expenses associated with the temporary closure of our Puerto Rican manufacturing facility as a result of Hurricane Maria in 2017. Without the one-time reimbursement, the 2019 gross margin would have been 26.4%.

	Twelve Months Ended
	December 31,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$75,600	$68,968	$6,632	9.6%
% of Net Sales	28.0%	27.3%	0.7%

Operating expenses increased year over year as we continued to invest in our core brands to help initiate growth and expand within our respective markets and invest in personnel to continue to drive operational excellence throughout our organization. We also experienced an increase in variable expenses such as commissions, freight and third party platform fees associated with an increase in Wholesale and Retail sales.

	Twelve Months Ended
	December 31,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
OTHER EXPENSES:
Other Income (Expenses)	$146	$(162)	$308	(190.1)%

Other expenses decreased due to lower bank fees and other income increased due to favorable currency exchange rates from our Canadian business.

	Twelve Months Ended
	December 31,
($ in thousands)	2019	2018	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$4,769	$3,346	$1,423	42.5%
Effective Tax Rate	21.5%	18.7%	2.8%

In 2018, the effective tax rate was less than the statutory rate of 21% primarily due to a reduction in toll taxes on accumulated earnings and profits at our Puerto Rican wholly owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth as well as dividend payments and share repurchases.  Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses.  Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year.  We historically utilize our revolving credit facility to fund our seasonal working capital requirements.  As a result, balances on our revolving credit facility could fluctuate significantly throughout the year.  Our working capital increased to $114.6 million at December 31, 2019, compared to $106.2 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $9.5 million for 2019 and $4.7 million in 2018. Capital expenditures for 2020 are anticipated to be approximately $12.7 million.

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

Cash Flows

	Twelve Months Ended
	December 31,
($ in millions)	2019	2018
Operating activities	$18.0	$17.6
Investing activities	(7.7)	(4.2)
Financing activities	(5.0)	(6.9)
Net change in cash and cash equivalents	$5.3	$6.5

Operating Activities.  The principal sources of net cash in 2019 included increases to accounts payable and accrued liabilities. These sources of net cash were partially offset by an increase in trade receivables and inventories. The principal sources of net cash in 2018 included decreases in trade receivables and income tax receivable as well as increases to accounts payable and accrued liabilities. These sources of net cash were primarily offset by an increase in inventories and a decrease in long-term taxes payable.

Investing Activities. The principal use of cash in 2019 and 2018 was for the purchase of molds and equipment associated with our manufacturing and distribution operations, distribution center expansion, building improvements, and for information technology software and system upgrades.

Financing Activities.  Our financing activities during 2019 and 2018 principally were payments of dividends, proceeds from stock option issuances and repurchases of our common stock.

On March 2, 2020, we announced a new $7,500,000 share repurchase program that will replace the 2019 plan and will expire on February 28, 2021. Management could decide to repurchase additional shares under the current program up through the date of expiration of the program. For additional information regarding this share repurchase program see Note 11.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2019 resulting from financial contracts and commitments.  We have not included information on our recurring purchases of materials for use in our manufacturing operations.  These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2019:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	-	-	-	-	-
Long-Term Taxes payable (1)	$0.2	-	-	-	$0.2
Minimum operating lease commitments	2.0	$0.7	$1.2	$0.1	-
Expected cash requirements for credit facility (2)	0.7	0.1	0.3	0.3	-
Contract Liabilities (3)	4.7	4.7	-	-	-
Consulting commitments	1.8	1.3	0.5	-	-
Total contractual obligations	$9.4	$6.8	$2.0	$0.4	$0.2

(1)	Represents one-time transition tax payable related to known amounts of cash taxes payable in future years as a result of the TCJA. For further information, refer to Note 10.
(2)	Expected payments are approximately $0.1 million per year for the foreseeable future and are a fee on the unused portion of our credit facility.
(3)	Represents our contract minimums with the U.S. Military. For further information please see Note 14.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms.  Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles.  At December 31, 2019, no such losses existed.

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

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits.  Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions.  We were able to mitigate the effects of inflation during 2019 and 2018 due to these factors.  It is anticipated that any inflationary pressures during 2020 could be offset through possible price increases.

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

Sales returns and allowances as a percentage of sales for the years below were as follows:

	2019	2018
Sales, returns, and allowances	4.1%	4.9%

Inventories

Management identifies slow moving inventories and estimates appropriate loss provisions related to these inventories.  Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable and we have been able to liquidate slow moving or obsolete inventories at amounts above cost through our factory outlet stores or through various discounts to customers and e-commerce channels.  Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of our inventory reserves and makes adjustments as required. See Note 3 for additional information regarding inventories.

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

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2019 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

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

Interest Rate Risk

Our primary market risk results from fluctuations in interest rates. The following item is market rate sensitive for interest rates for the Company:  long-term debt consisting of a credit facility with no outstanding balance at December 31, 2019.  For additional information about our credit facility see Note 7.  We have no other long-term debt maturities.

We do not hold any market risk sensitive instruments for trading purposes.

We do not have any interest rate management agreements as of December 31, 2019.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Rocky Brands, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and the financial statement schedule listed in the index at Item 15(a)(2), (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based upon criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2020 expressed an unqualified opinion.

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 6, 2020

Rocky Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2019	2018
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$15,518	$10,173
Trade receivables – net	45,585	43,337
Contract receivables	4,746	2,602
Other receivables	366	331
Inventories – net	76,731	72,822
Income tax receivable	150	30
Prepaid expenses	3,030	1,890
Total current assets	146,126	131,185
LEASED ASSETS	1,743	-
PROPERTY, PLANT & EQUIPMENT – net	27,423	23,057
IDENTIFIED INTANGIBLES – net	30,240	30,273
OTHER ASSETS	294	148
TOTAL ASSETS	$205,826	$184,663

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$15,776	$13,543
Contract liabilities	4,746	2,602
Accrued expenses:
Salaries and wages	3,044	3,339
Taxes - other	967	556
Accrued freight	867	668
Commissions	608	560
Accrued duty	3,824	2,334
Other	1,702	1,416
Total current liabilities	31,534	25,018
LONG-TERM TAXES PAYABLE	169	169
LONG-TERM LEASE	1,158	-
DEFERRED INCOME TAXES	8,108	7,780
DEFERRED LIABILITIES	201	121
TOTAL LIABILITIES	41,170	33,088
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding December 31, 2019 - 7,354,970; December 31, 2018 - 7,368,494	67,993	68,387
Retained earnings	96,663	83,188
Total shareholders' equity	164,656	151,575
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$205,826	$184,663

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve Months Ended
	December 31,
	2019	2018
NET SALES	$270,408	$252,694
COST OF GOODS SOLD	172,723	165,665
GROSS MARGIN	97,685	87,029

OPERATING EXPENSES	75,600	68,968

INCOME FROM OPERATIONS	22,085	18,061

OTHER INCOME (EXPENSES)	146	(162)

INCOME BEFORE INCOME TAXES	22,231	17,899

INCOME TAX EXPENSE	4,769	3,346

NET INCOME	$17,462	$14,553

INCOME PER SHARE
Basic	$2.36	$1.96
Diluted	$2.35	$1.95
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,387	7,412
Diluted	7,439	7,462

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2017	7,399	$68,974	$-	$72,119	$141,093

TWELVE MONTHS ENDED DECEMBER 31, 2018
Net income				$14,553	$14,553
Dividends paid on common stock ($0.47 per share) (1)				(3,484)	(3,484)
Repurchase of common stock	(55)	$(1,310)			(1,310)
Stock issued for options exercised, including tax benefits	10	135			135
Stock compensation expense	14	588			588
BALANCE - December 31, 2018	7,368	$68,387	-	$83,188	$151,575

TWELVE MONTHS ENDED DECEMBER 31, 2019
Net income				$17,462	$17,462
Dividends paid on common stock ($0.54 per share) (2)				(3,987)	(3,987)
Repurchase of common stock	(54)	$(1,500)			(1,500)
Stock issued for options exercised, including tax benefits	28	444			444
Stock compensation expense	13	662			662
BALANCE - December 31, 2019	7,355	$67,993	$-	$96,663	$164,656

(1)	Dividend was increased from $0.11 per share to $0.12 per share in the second quarter of 2018
(2)	Dividend was increased from $0.12 per share to $0.14 per share in the second quarter of 2019

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,462	$14,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,037	5,375
Deferred income taxes	328	617
Loss on disposal of fixed assets	108	109
Stock compensation expense	662	588
Change in assets and liabilities:
Receivables	(4,547)	2,165
Inventories	(3,909)	(7,199)
Other current assets	(4,302)	310
Other assets	(145)	50
Accounts payable	456	61
Accrued and other liabilities	6,938	1,803
Income taxes payable	-	(862)
Net cash provided by operating activities	18,088	17,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,719)	(4,238)
Proceeds from sales of fixed assets	19	19
Net cash used in investing activities	(7,700)	(4,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	7,771
Repayments on revolving credit facility	-	(9,971)
Proceeds from stock options	444	135
Repurchase of common stock	(1,500)	(1,310)
Dividends paid on common stock	(3,987)	(3,484)
Net cash used in financing activities	(5,043)	(6,859)

INCREASE IN CASH AND CASH EQUIVALENTS	5,345	6,492

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	10,173	3,681
END OF PERIOD	$15,518	$10,173

See notes to consolidated financial statements

ROCKY BRANDS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended December 31, 2019 and 2018

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

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around seven target markets: outdoor, work, duty, commercial military, western, lifestyle and military.  In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $952,000 and $1,268,000 at December 31, 2019 and 2018, respectively.  The Company records the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. In accordance with ASC 606, the return reserve liability netted against trade receivables was $1,050,000 and $1,154,000 at December 31, 2019 and 2018, respectively.

Concentration of Credit Risk - We have significant transactions with a large number of customers.  No customer represented 10% of trade receivables - net as of December 31, 2019 and 2018.  Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry.  We manage this risk by performing ongoing credit evaluations of our customers and maintain reserves for potential uncollectible accounts.

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

Advertising - We expense advertising costs as incurred.  Advertising expense was approximately $8,106,000 and $7,583,000 for 2019 and 2018, respectively.

Revenue Recognition  – Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements. For additional information see Note 14.

Shipping Costs - All shipping costs billed to customers have been included in net sales.  All outbound shipping costs to customers have been included in operating expenses and totaled approximately $10,641,000 and $8,932,000 in 2019 and 2018, respectively.

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

Deferred Compensation Plan Assets and Liabilities

On December 14, 2018, our Board of Directors adopted the Rocky Brands, Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which became effective January 1, 2019. The Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan in which certain executives are eligible to participate. The deferrals are held in a separate trust, which has been established for the administration of the Deferred Compensation Plan. The trust assets are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

		Q1 2023 as long as we continue to qualify as an SRC	The Company is evaluating the impacts of the new standard on its existing financial instruments, including trade receivables.
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

		Q1 2020	The Company is evaluating the impact of the new standard on its Audited Consolidated Financial Statements, but does not anticipate the standard will have a significant impact.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

This pronouncement is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

		Q1 2021	The Company is evaluating the impacts of the new standard on its Audited Consolidated Financial Statements.

Accounting Standards Adopted in the Current Year

Standard	Description	Effect on the financial statements or other significant matters
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

The Company adopted this ASU in the first quarter of 2019, which did not have a material effect on the Audited Consolidated Financial Statements.

3.   INVENTORIES

Inventories are comprised of the following:

	December 31,	December 31,
($ in thousands)	2019	2018
Raw materials	$12,466	$12,986
Work-in-process	856	715
Finished goods	63,409	59,121
Total	$76,731	$72,822

In accordance with ASC 606, the returns reserve asset included within inventories was approximately $613,000 at December 31, 2019. The returns reserve was $694,000 as of December 31, 2018.

4.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	December 31,	December 31,
($ in thousands)	2019	2018
Land	$956	$957
Buildings	20,810	20,656
Machinery and equipment	41,727	44,080
Furniture and fixtures	2,577	2,444
Lasts, dies and patterns	11,596	9,517
Construction work-in-progress	6,265	1,062
Total	83,931	78,717
Less - accumulated depreciation	(56,508)	(55,660)

Net Fixed Assets	$27,423	$23,057

We incurred approximately $5.0 million and $5.3 million in depreciation expense for 2019 and 2018, respectively.

5.   IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2019
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$747	148
Total Intangibles	$30,987	$747	$30,240

	Gross	Accumulated	Carrying
December 31, 2018	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$714	181
Total Intangibles	$30,987	$714	$30,273

The weighted average remaining life for our patents is 3.8 years.

A schedule of approximate actual and expected amortization expense related to finite-lived intangible assets is as follows:

Amortization
($ in thousands)	Expense
2018	$41
2019	33
2020	31
2021	26
2022	22
2023	20
2024	17
2025+	32

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

2019 and 2018 Impairment Testing

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount.  The results of our 2019 and 2018 indefinite-lived intangible impairment testing indicated that all reporting unit intangible asset fair values exceed their respective carrying values.

6.   OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
($ in thousands)	2019	2018
Deferred financing costs, net	$143	$51
Other	151	97
Total	$294	$148

In February 2019, we deferred financing costs of approximately $174,000 related to the new credit agreement with Huntington National Bank that will be amortized over the life of the loan.

7.   LONG-TERM DEBT

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

The total amount available under our new Credit Facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2019, we had total capacity of $74.9 million.

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

As of December 31, 2019 we had no outstanding borrowings against the new Credit Facility and as of December 31, 2018 we had no outstanding borrowings against our previously amended and restated credit facility.

Credit Facility Covenants

Both our new Credit Facility and our previously amended and restated credit facility contain restrictive covenants which require us to maintain a fixed charge coverage ratio.  These restrictive covenants are only in effect upon a triggering event taking place (as defined in both agreements).  Both our new Credit Facility and the previously amended and restated credit facility contain restrictions on the amount of dividends that may be paid. During the twelve months ended December 31, 2019, there were no triggering events and the covenant was not in effect for the new Credit Facility.

8. LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. For additional detail regarding these updates to Topic 842, please see below. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Audited Consolidated Statements of Operations.

The new standard was effective for us on January 1, 2019, with early adoption permitted. We adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

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

This standard had a material effect on our Audited Consolidated Balance Sheets. Specifically, the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our factories in the Dominican Republic and Puerto Rico and various equipment leases, all currently accounted for as operating leases; and (2) providing significant new disclosures about our leasing activities. Adoption of the standard did not have a material impact on our Audited Consolidated Statements of Cash Flows. We do not expect a significant change in our leasing activities as a result of this standard. Many of our leases contain renewal options, most of which are not included in the measurement of the right-of-use asset as they are not considered reasonably certain of exercise (i.e. we do not currently have a significant economic incentive to exercise these options).

The operating ROU asset and operating lease liabilities as of December 31, 2019 and upon adoption of ASC 842 are as follows:

		(Upon ASC 842 Adoption)
	December 31,	January 1,
($ in thousands)	2019	2019	Financial Statement Line Item
Assets:
Operating ROU Assets	$1,743	$1,136	Leased assets

Liabilities:
Current
Operating	$586	$626	Other accrued expenses
Noncurrent
Operating	1,158	544	Long-term lease
Total leased liabilities	$1,744	$1,170

Maturity of our operating lease liabilities are as follows:

Operating
($ in thousands)	Leases
2020	654
2021	534
2022	362
2023	255
2024	78
Total lease payments	1,883
Less: Interest	139
Present value of lease liabilities	$1,744

For the twelve months ended December 31, 2019 the weighted average remaining lease term and discount rate were as follows:

December 31,
2019
Weighted-average remaining lease term (years)
Operating leases	2.2

Weighted-average discount rate
Operating leases	4.6%

For the twelve months ended December 31, 2019 the supplemental cash flow information is as follows:

December 31,
($ in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$909

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,419

The breakdown of rent expense for our operating leases for the twelve months ended December 31, 2019 are as follows:

	Twelve Months Ended
	December 31,
($ in thousands)	2019	Financial Statement Line Item
Operating lease expenses - Manufacturing & Sourcing (1)	$636	Cost of goods sold
Operating lease expenses (1)	367	Operating expenses
Total lease expenses	$1,003

(1) Includes short-term lease expenses of approximately $126,000 for the twelve months ended December 31, 2019.

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

Our approximate contributions to the 401(k) Plan were as follows:

($ in thousands)	2019	2018
401k plan sponsor contributions	$955	$836

Deferred Compensation Plan

The Deferred Compensation Plan, which became effective January 1, 2019,  is an unfunded nonqualified deferred compensation plan in which certain executives are eligible to participate.

Under the Deferred Compensation Plan, participants may elect to defer up to 75% of their base compensation and up to 100% of their bonuses, commissions, and other compensation. The deferred amounts are paid in accordance with each participant’s elections made on or before December 31 of the prior year. In addition to elective deferrals, the Deferred Compensation Plan permits the Company to make discretionary contributions to eligible participants, provided that any participant who is employed on the last day of a plan year will receive a Company contribution equal to no less than 3% of the participant’s base compensation, bonus earned, and non-equity incentive plan compensation in the plan year. Company contributions will vest in accordance with the vesting schedule determined by the Committee, except in the event of the participant’s death, disability or retirement, in which case the contributions will vest 100% upon such event. Participants may elect to receive payment in a lump sum cash payment or, in the event of the participant’s retirement, in annual installments for a period of up to ten years. In the event of a participant’s termination of employment, deferred amounts will generally be paid within 60 days following the later of the date (i) of such termination or (ii) the participant attains age 60, except where such termination is due to such participant’s death, in which case deferred amounts will be paid to such participant’s beneficiary within 30 days of confirmation of the participant’s death.

The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The assets held by the trust were approximately $40,000 as of December 31, 2019  and are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations.

10.   TAXES

The Company accounts for income taxes in accordance with the accounting standard for “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences.

A breakdown of our income tax expense (benefit) for the years ended December 31 is as follows:

($ in thousands)	2019	2018
Federal:
Current	$3,706	$2,449
Deferred	336	475
Total Federal	4,042	2,924

State & local:
Current	497	205
Deferred	(8)	142
Total State & local	489	347

Foreign
Current	238	75
Deferred	-	-
Total Foreign	238	75

Total	$4,769	$3,346

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
($ in thousands)	2019	2018
Expected expense at statutory rate (21% in 2019, 21% in 2018)	$4,682	$3,766

Increase (decrease) in income taxes resulting from:
Toll tax on CFC accumulated earnings and profits	-	(561)
Exempt income from Dominican Republic operations due to tax holiday	(821)	(1,005)
GILTI tax	410	515
Impact of Canadian deemed dividend	-	-
State and local income taxes	369	313
Foreign Tax Credit/Expense	(278)	-
Meals and entertainment	48	43
Nondeductible penalties	-	1
Provision to return filing adjustments and other	359	274
Total	$4,769	$3,346

Deferred income taxes recorded in the Consolidated Balance Sheets at December 31, 2019 and 2018 consist of the following:

($ in thousands)	2019	2018
Deferred tax assets:
Asset reserves and accrued expenses	$526	$805
Inventories	471	508
State and local income taxes	192	238
Pension and deferred compensation	27	37
Net operating losses	388	424
Total deferred tax assets	1,604	2,012
Valuation allowances	(372)	(421)
Total deferred tax assets	1,232	1,591

Deferred tax liabilities:
Fixed assets	1,519	1,509
Intangible assets	6,756	6,883
Other assets	231	213
Tollgate tax on Lifestyle earnings	228	228
State and local income taxes	606	538
Total deferred tax liabilities	9,340	9,371

Net deferred tax liability	$8,108	$7,780

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

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2016
Various U.S. States	2015
Puerto Rico (U.S. Territory)	2014
Canada	2014

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2019, no such expenses were recognized during the year.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

Accounting for uncertainty in income taxes requires financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements.  Under this guidance, income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the standard.  We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations.

11.   SHAREHOLDERS' EQUITY

Repurchase of Common Stock

A summary of our authorized share repurchase plans is as follows:

($ in thousands, except share and per share amounts)	2019	2018
Maximum authorized share repurchase amount (1)	$7,500	$7,500
Date of plan's authorization by the Board	March 2019	March 2018
Funding source	Working capital	Working capital
Number of shares repurchased under the plan (shares)	54,249	55,223
Amount paid for shares repurchased	$$1,500	$1,310
Weighted average price paid per share	$27.65	$23.73
Remaining amount of shares authorized to be purchased under the plan (in dollars)	$6,000	$6,190

(1)	Common shares can be purchased in the open market or privately negotiated transactions over the next twelve months from the date of plan authorization.

On March 2, 2020,  we announced a new $7,500,000 share repurchase program that will terminate on February 28, 2021. This program is replacing the 2019 share repurchase program that expired on February 28, 2020.

Preferred Shares

The Company has authorized 250,000 shares of voting preferred stock with no par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock with no par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2019 and 2018, respectively.

12.    SHARE-BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”).  The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan.  As of December 31, 2019, we were authorized to issue 187,141 shares under the 2014 Plan.

Stock options

The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted during the years ended December 31:

	2019	2018
Assumptions:
Risk-free interest rate	2.84%	1.94%
Expected dividend yield	1.81%	2.22%
Expected volatility of Rocky's common stock	42.05%	41.69%
Expected option term (years)	6.3	6.5
Weighted-average grant date fair value per share	$8.77	$6.94

For the years ended December 31, 2019 and 2018, we recognized share-based compensation expense and the corresponding tax benefit as follows:

($ in thousands)	2019	2018
Share-based compensation expense	$662	$588
Tax benefit	109	102

The following summarizes stock option activity for the year ended December 31, 2019:

($ amounts are per share)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Actual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	149,750	$$15.50
Issued	75,000	26.00
Exercised	(28,550)	15.62
Forfeited or expired	(4,200)	21.23
Options outstanding at December 31, 2019	192,000	$19.46	6.3	$-
Expected to vest	136,800	$20.99	7.1	$-
Exercisable at December 31, 2019	55,200	$15.67	4.3	$-

In the first quarter of 2019, our officers and certain employees were granted 43,000 options. The plans generally provided for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. For the years ended 2019 and 2018, cash received for the exercise of stock options was approximately $444,000 and $135,000, respectively.

In the first quarter of 2019, Board of Director members were granted 32,000 stock options that vest over a year and will expire in 5 years.

Restricted stock units and performance share units

The following table summarizes the status of the Company’s restricted stock units and performance share units and activity as of December 31, 2019:

	Restricted Stock Units
($ amounts are per share)	Quantity	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2019	6,750	$11.93
Granted	-	-
Vested	(4,250)	12.28
Forfeited	-	-
Nonvested at December 31, 2019	2,500	$11.35

As of December 31, 2019, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was $316,041 with a weighted-average expense recognition period of 3.6 years.

During the years ended December 31, 2019 and 2018, we issued 7,925 and 9,376 shares of common stock to members of our Board of Directors, respectively.

13.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
(shares in thousands)	2019	2018

Basic - weighted average shares outstanding	7,387	7,412
Dilutive restricted share units	4	9
Dilutive stock options	48	41
Diluted - weighted average shares outstanding	7,439	7,462
Anti-dilutive securities	73	40

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2019. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

When a customer is offered a rebate on purchases retroactively, this is accounted for as variable consideration because the consideration for the current and past purchases is not fixed until it is known if the discount is earned. We estimate the expected discount the customer will earn at contract inception using historical data and projections and update our estimates when projections materially change or consideration becomes fixed.  The estimated rebate is recognized as a credit to trade receivables and offset against revenue until the rebate is earned or the earning period has lapsed.

When a right of return is part of the arrangement with the customer, we estimate the expected returns based on an analysis using historical data. We adjust our estimate either when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed, whichever occurs earlier. Please see Notes 1 and 3 for additional information.

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

Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue producing transaction, that are collected from customers, are excluded from revenue.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	December 31,	December 31,
($ in thousands)	2019	2018
Contract liabilities	$4,746	$2,602

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2018	$2,602
Non-cancelable contracts with customers entered into during the period	6,570
Revenue recognized related to non-cancelable contracts with customers during the period	(4,426)
Balance, December 31, 2019	$4,746

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 16 for segment disclosures.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow for the years ended December 31, as follows:

($ in thousands)	2019	2018

Interest paid	$120	$191

Federal, state, and local income taxes paid, net	$5,327	$3,588

Income tax receivable applied to long-term taxes payable	$-	1,819

Change in contract receivables, net	$(2,144)	$(2,602)

Change in contract liabilities, net	$2,144	$2,602

Property, plant, and equipment purchases in accounts payable	$2,460	$682

16.   SEGMENT INFORMATION

Reportable Segments - We operate our business through three reportable segments: Wholesale, Retail and Military.

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

The following is a summary of segment results for the Wholesale, Retail, and Military segments for the years ended December 31,

	Twelve Months Ended
	December 31,
($ in thousands)	2019	2018
NET SALES:
Wholesale	$179,519	$173,124
Retail	64,824	53,216
Military	26,065	26,354
Total Net Sales	$270,408	$252,694

GROSS MARGIN:
Wholesale	$61,133	$57,792
Retail	28,941	23,650
Military	7,611	5,587
Total Gross Margin	$97,685	$87,029

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group for the years ended December 31:

($ in thousands)	2019	% of Sales	2018	% of Sales
Work footwear	$123,021	45.7%	$116,022	45.9%
Western footwear	52,313	19.3	47,313	18.7
Duty and commercial military footwear	42,583	15.7	40,580	16.1
Lifestyle footwear	663	0.2	596	0.2
Outdoor footwear	18,494	6.8	15,811	6.3
Military footwear	26,064	9.6	26,354	10.4
Apparel	2,782	1.0	2,424	1.0
Other	4,488	1.7	3,594	1.4
	$270,408	100.0%	$252,694	100.0%

Net sales to foreign countries represented approximately 1.4% of net sales in 2019 and 1.9% of net sales in 2018.

17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018:

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

Net sales	$65,929	$61,959	$67,179	$75,341	$270,408
Gross margin	$22,978	$21,441	$25,014	$28,252	$97,685
Net income	$3,605	$3,156	$5,616	$5,085	$17,462
Dividends paid	$887	$1,035	$1,036	$1,029	$3,987

Net income per common share:
Basic	$0.49	$0.43	$0.76	$0.68	$2.36
Diluted	$0.48	$0.42	$0.75	$0.70	$2.35
	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

Net sales	$61,387	$58,206	$65,916	$67,185	$252,694
Gross margin	$20,965	$19,532	$22,400	$24,132	$87,029
Net income	$3,251	$2,649	$5,045	$3,608	$14,553
Dividends paid	$815	$889	$889	$891	$3,484

Net income per common share:
Basic	$0.44	$0.36	$0.68	$0.48	$1.96
Diluted	$0.44	$0.36	$0.67	$0.48	$1.95

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.  Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included within this report.

ITEM 9B.   OTHER INFORMATION.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on Internal Control over Financial Reporting

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company, and our report dated March 6,  2020 expressed an unqualified opinion.

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

March 6, 2020

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS”, “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE”, “INFORMATION CONCERNING EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 13, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10‑K in Item 8:

•  Report of Independent Registered Public Accounting Firm

•  Consolidated Balance Sheets as of December 31, 2019 and 2018

•  Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

•  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019 and 2018

•  Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

•  Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018

(2) The following financial statement schedule for the years ended December 31, 2019 and 2018 is included in this Annual Report on Form 10‑K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report. See Appendix A.

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

4.1 (P)	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Second Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3 (P)	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).
4.4	Description of Common Stock.
10.01*

Form of Indemnification Agreement entered into between the Company and its directors and executive officers. (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

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

10.21

First Amendment to Revolving Credit, Guaranty and Security Agreement dated November 15, 2019 among Rocky Brands, Inc., Lehigh Outfitters, LLC, Lifestyle Footwear Inc., Rocky Brands US, LLC, Rocky Brands International, LLC, and Rocky Outdoor Gear Store, LLC, as borrowers, the financial institutions party thereto as lenders, and The Huntington National Bank, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2019, filed February 19, 2019).

21*	Subsidiaries of the Company.

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: March 6, 2020	By:	/s/JASON BROOKS
Jason Brooks, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON BROOKS	Chief Executive Officer	March 6, 2020
Jason Brooks	(Principal Executive Officer)

/s/ THOMAS D. ROBERTSON	Chief Financial Officer	March 6, 2020
Thomas D. Robertson	(Principal Financial and Accounting Officer)

* Mike Brooks	Chairman and Director	March 6, 2020
Mike Brooks

* Curtis A. Loveland	Secretary and Director	March 6, 2020
Curtis A. Loveland

* Glenn E. Corlett	Director	March 6, 2020
Glenn E. Corlett

* Michael L. Finn	Director	March 6, 2020
Michael L. Finn

* G. Courtney Haning	Director	March 6, 2020
G. Courtney Haning

* James L. Stewart	Director	March 6, 2020
James L. Stewart

* William L. Jordan	Director	March 6, 2020
William L. Jordan

* robert b. moore, jr.	Director	March 6, 2020
Robert B. Moore, Jr.
* TracIE WINBIGLER________	Director	March 6, 2020
Tracie Winbigler
By: /s/ JASON BROOKS
Jason Brooks, Attorney‑in‑Fact

Appendix A

ROCKY BRANDS, INC. AND SUBSIDIARIES

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2019 and 2018

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2019	$1,268	$187	$(503)	(1)	$952
Year ended December 31, 2018	$177	$1,216	$(125)	(1)	$1,268
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
Year ended December 31, 2019	$421	$-	$(49)		$372
Year ended December 31, 2018	$480	$-	$(59)		$421
ALLOWANCE FOR DISCOUNTS AND RETURNS
Year ended December 31, 2019	$1,600	$19,492	$(19,612)		$1,480
Year ended December 31, 2018	$1,425	$21,435	$(21,260)		$1,600

(1)	Amount charged off, net of recoveries