Form 10-K/A
period 2019-12-31
ROCKY BRANDS, INC.
filed 2020-04-28
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Registrant's telephone number, including area code (740) 753-1951

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $187,607,806 on June 30, 2019.

There were 7,359,502 shares of the registrant's Common Stock outstanding on February 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2020 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Cover Page and Part III, Items 10 through 14 are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, we are including Item 15 of Part IV with this Amendment No. 1, solely to file the certification required under Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Board of Directors of the Company

The following table sets forth for each director of the Company, their name, age, the year in which they became a director of the Company, their term expiration, class of Director, the Board committees on which they serve and their position with the Company.

Directors of the company

		Director	Term	Director	Board
Name	Age	Since	Expiration	Class	Committees	Position
Mike Brooks	73	1992	2021	Class I	None	Director and Chairman of the Board of Directors
Jason Brooks	48	2017	2021	Class I	None	Director, President and CEO of the Company
Glenn E. Corlett	76	2000	2021	Class I	Audit (Chair)	Director
James L. Stewart	86	1996	2021	Class I	Compensation	Director
Tracie A. Winbigler	54	2019	2021	Class I	Audit	Director
Michael L. Finn	76	2004	2020	Class II (nominee)	Compensation (Chair), Nominating and Corporate Governance	Director
G. Courtney Haning	71	2004	2020	Class II	Nominating and Corporate Governance (Chair), Audit	Director
William L. Jordan	48	2017	2020	Class II	Audit	Director
Curtis A. Loveland	73	1993	2020	Class II	None	Director and Secretary of the Company
Robert B. Moore, Jr.	69	2017	2020	Class II	Compensation, Nominating and Corporate Governance	Director

The following information is provided for each director and includes descriptions of their specific experience, qualifications, attributes and skills that led to the conclusion that they should serve on the Board of Directors.

Mike Brooks has served as Chairman of the Board since January 2005. He served as Chief Executive Officer of the Company from January 2005 until July 2011, and from September 2016 until May 2017. Prior to that, he served as President and Chief Executive Officer of the Company from August 1991 to January 2005. Mr. Brooks is a pattern engineering and shoe design graduate of the Ars Sutoria in Milan, Italy. After employment with U.S. Shoe Corporation and various tanning companies, Mr. Brooks returned to the family shoe business in Nelsonville, Ohio, in 1975, serving first as Manager of Product Development and a national salesman and then, in 1984, becoming President. He has been a director of American Apparel and Footwear Association (formerly Footwear Industries of America) since April 1986 and currently serves on the Executive Board. Mr. Brooks’ education with respect to shoe design and business management experience in product development and strategy development, including decades of service in the footwear industry, qualify him to serve as a member of the Board of Directors. Mike Brooks is the father of Jason Brooks.

Jason Brooks has served as President and Chief Executive Officer of the Company since May 2017. Prior to that, he served as President, Core Brands, of Rocky Brands US, LLC from February 2016 until May 2017. He previously served as President, U.S. Wholesale Sales, of Rocky Brands US, LLC from March 2011 until February 2016. Prior to that, he served as the Senior Vice President, U.S. Wholesale from August 2010 until March 2011. From September 2001 until August 2010, Mr. Brooks held various Vice President of Sales positions within the Company. He began his career with the Company in 1997 as an independent sales representative. Mr. Brooks’ position as Chief Executive Officer and his experience in the footwear industry qualifies him to serve as a member of the Board of Directors. Jason Brooks is the son of Mike Brooks.

Glenn E. Corlett was a professor of accounting of the College of Business at Ohio University, Athens, Ohio, from July 1997 until July 2007, and was Dean of the College from July 1997 until he retired on June 30, 2007. From 1993 to 1996, Mr. Corlett was Executive Vice President and Chief Operating Officer of N.W. Ayer & Partners, an international advertising agency, headquartered in New York, New York. Mr. Corlett also served as Chief Financial Officer of N.W. Ayer & Partners from 1990 to 1995. Prior to joining N.W. Ayer & Partners, Mr. Corlett had a long history with PricewaterhouseCoopers where he was partner-in-charge for mergers and acquisitions in New York from 1988 to 1990; tax partner-in-charge in Denver from 1984 to 1988 and in Cleveland from 1979 to 1984; and held partner and staff positions from 1971 to 1979. Mr. Corlett also serves on the board of directors of Preformed Line Products Company, an international designer and manufacturer of products and systems employed in the construction and maintenance of overhead and underground networks for energy, communications and broadband network companies. Mr. Corlett’s education and business management experience in the areas of marketing, finance, treasury, accounting and tax, including the skills and knowledge he developed as an accounting practitioner and educator, qualify him to serve as a member of the Board of Directors.

James L. Stewart has served as the proprietor of Rising Wolf Ranch, Inc., East Glacier, Montana, a summer resort and a winter rehabilitation center for teenage boys involved with drug abuse. Mr. Stewart also consults for various retail and catalog companies.  Between 1984 and 1991, Mr. Stewart served as the President and Chief Executive Officer of Dunns Inc. and as the Vice President and General Manager of Gander Mountain Inc. Before that time, he served Sears Roebuck & Co. for 28 years in various management capacities. Mr. Stewart’s business management experience in retail sales and marketing, process management and corporate leadership qualify him to serve as a member of the Board of Directors.

Tracie A. Winbigler has served as Executive Vice President and Chief Financial Officer of Amtrak since June 2019. Previously, Ms. Winbigler served as Chief Financial Officer of REI, a cooperative retailer of outdoor apparel, footwear and equipment from December 2015 until May 2019. From May 2014 to November 2015, she was Chief Operations Officer of National Geographic Society, where she also previously served as Executive Vice President and Chief Financial Officer from August 2012 to April 2014. From 1987 to July 2012, Ms. Winbigler was employed in various positions of increasing responsibility by General Electric Company and its subsidiaries, including as Executive Vice President and Chief Financial Officer of GE Asset Management and as Chief Financial Officer of GE Transportation and GE Nuclear Energy. Ms. Winbigler is a 1987 graduate of Ohio Wesleyan University, Delaware, Ohio, where she is a member of its Board of Trustees and Chair of its Audit Committee. Ms. Winbigler’s business management experience in the areas of accounting, finance and operations, along with her experience in the outdoor and retail industries qualifies her to serve as a member of the Board.

Michael L. Finn has served as Chairman of Power Distributors, LLC, a wholesale distributor of outdoor power equipment in Columbus, Ohio, since 2014, and President of Chesapeake Realty Co., a real estate development and management company in Columbus, Ohio, since 1970. Prior to that, he served as President of Central Power Systems, the predecessor of Power Distributors, LLC, from 1985 until 2014. Mr. Finn has also served as Chairman of the Board of Directors of Power Source Canada, a Canadian corporation that markets and distributes outdoor power equipment, since 2004. Mr. Finn’s board member experience, operations and management experience in retail and distribution, and business management experience, including his service as a president of both a distribution company and real estate development company, qualify him to serve as a member of the Board of Directors.

G. Courtney Haning has served as Chairman and Chief Executive Officer of Peoples National BancShares Inc., a bank holding company, since its formation in 1996. He served as Chairman and Chief Executive Officer of Peoples National Bank, a community bank in New Lexington, Ohio, from January 1991 until April 2015. He also served as President of Peoples National Bank from January 1991 until January 2015 and President of Peoples National BancShares Inc. from 1996 until April 2015. Mr. Haning’s business management experience in finance, corporate credit and community relations, including his service as a chief executive officer, qualify him to serve as a member of the Board of Directors.

William L. Jordan has served as Chief Growth Officer of Designer Brands Inc., formerly known as DSW Inc., since February 2020. Prior to that, Mr. Jordan served as President of DSW Designer Shoe Warehouse, Inc. (“DSW”) from February 2019 to January 2020 and as Executive Vice President of Designer Brands Inc. from March 2009 to January 2020. Prior to that, Mr. Jordan served as President of Town Shoes Limited, a wholly owned subsidiary of Designer Brands Inc., from May 2018 to January 2019. From February 2015 to May 2018, Mr. Jordan served as Chief Administrative Officer of Designer Brands Inc. In that role Mr. Jordan’s direct responsibilities included strategy, supply chain, logistics, human resources, real estate, store design and construction, and legal. Designer Brands Inc. is one of North America’s largest designers, producers and retailers of footwear and accessories, and is headquartered in Columbus, Ohio. Mr. Jordan joined Designer Brands Inc. in January 2006 as Vice President & General Counsel and was promoted to Senior Vice President in March 2006. He was then promoted to Executive Vice President and General Counsel in March 2009. Mr. Jordan’s experience in the retail footwear and accessories industry qualify him to serve as a member of the Board of Directors.

Curtis A. Loveland has served as Secretary of the Company since October 1992. Mr. Loveland has been a practicing attorney for over 40 years and has been a partner in the law firm of Porter Wright Morris & Arthur LLP, Columbus, Ohio since 1979. He has served as a board member, secretary, or counsel for numerous public and private companies in a variety of industries, including technology, medical devices, retailing and telecommunications. Mr. Loveland’s board member experience and knowledge and skills with respect to corporate governance, public company regulation, mergers and acquisitions, and general business law qualify him to serve as a member of the Board of Directors.

Robert B. Moore, Jr. has over 43 years of experience in the footwear and apparel industry. He served as Chief Executive Officer of Bhartiya International, Ltd. (“Bhartiya”), headquartered in New Delhi, India from April 2013 through March 2017, and is now serving as a consultant to Bhartiya. He has also served as a member of the board of directors of Bhartiya since April 2018. Bhartiya is a public company listed on the Mumbai and NSE exchanges, whose customers include many prominent brands and retailers including Ralph Lauren, Tommy Hilfiger, Calvin Klein, Levi Strauss and All Saints. At Bhartiya and in his prior positions, Mr. Moore has had executive experience and responsibilities managing several footwear and leather companies. Prior to joining Bhartiya, Mr. Moore was President and CEO of Shanghai Richina Leather Company, Ltd., Shanghai, China, a producer of finished leather for the footwear, handbag and auto seat industries, from March 2009 until February 2013. He also served as President and CEO of Prime Tanning Company, Inc., Berwick, Maine; President of Sperry Topsider, Inc., Lexington, Massachusetts; and President of Bostonian Shoe Company, Kennett Square, Pennsylvania. Mr. Moore’s experience in the footwear and apparel industry qualify him to serve as a member of the Board of Directors.

Executive Officers

In addition to Jason Brooks, the following individuals are executive officers of the Company:

David P. Dixon, 55, has served as President, Manufacturing/Sourcing Operations since September 2016. Prior to that, he served as Vice President, Military Liaison Officer from March 2015 to September 2016. He previously served as Senior Vice President of Manufacturing and Distribution Operations from 2013 until March 2015, and Senior Vice President, Product Acquisition from 2009 until 2013. Prior to that, he served as Vice President, Manufacturing from 2003 until 2009, as Director of Operations from 1997 to 2003, and as Manufacturing Cost Controller from 1993 to 1997. Mr. Dixon is a nephew of Mike Brooks and a first cousin of Jason Brooks, both by marriage.

Thomas D. Robertson, 35, a CPA (certified public accountant), has served as Executive Vice President, Chief Financial Officer and Treasurer since May 2018. Prior to that, he served as Vice President, Chief Financial Officer and Treasurer from March 2017 to May 2018. Before that, he served as Senior Financial Analyst since joining the Company in October 2016.  Prior to that, from July 2015 until September 2016, he was an audit manager with Deloitte & Touche LLP. From September 2008 until July 2015, he held various audit positions with Schneider Downs & Co., Inc. While practicing with Schneider Downs and Deloitte, Mr. Robertson spent the majority of his time working with publicly-traded footwear companies.

Richard Simms, 46, has served as President, Operations of the Company since May 2017. Prior to that, he served as President, Digital Resources and Brand General Manager, Georgia Boot since February 2016. He previously served as President of Marketing Services from October 2014 until February 2016, and President, Retail Sales, of Lehigh Outfitters, LLC from March 2011 until February 2016.  Prior to that, he served as Senior Vice President and General Manager of Lehigh from February 2007 until March 2011, as Senior Vice President, Sales of Lehigh from May 2006 until February 2007, and as Vice President, Key Accounts of Lehigh from October 2005 until May 2006. Mr. Simms began his career with Lehigh in 1994 and held various sales and operations positions with Lehigh until his appointment as Vice President, Key Accounts in October 2005.

Byron Wortham, 53, has served as President, Core Brand Sales, Marketing & P.D. since June 2017. Prior to that, he served as Vice President, Brand General Manger of Durango since December 2015. He previously served as Vice President, Sales – Western Division from August 2011 to December 2015. Prior to that, he served as Manager, National Sales – Western Division from November 2010 to August 2011, Region Sales Manager from September 2009 to November 2010, and Key Account Manager from March 2005 to September 2009. Mr. Wortham began his career with the Company in January 2003 as a Sales Representative.

Officers are elected annually by the Board of Directors and serve at its discretion.  There are no family relationships among directors and executive officers of the Company, except as disclosed above.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The Board of Directors of the Company held a total of six meetings during 2019. During 2019, each of the directors attended 75% or more of the total number of (i) meetings of the Board, and (ii) meetings of committees of the Board on which such director served during the period that each served.

Upon consideration of the criteria and requirements regarding director independence set forth in the Marketplace Rules of the NASDAQ Stock Market, the Board of Directors has determined that a majority of its members are independent. Specifically, the Board has determined that each of Messrs. Corlett, Finn, Haning, Jordan, Loveland, Moore and Stewart, and Ms. Winbigler meet the standards of independence established by Marketplace Rule 5605(a)(2).

The Company has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.  The members of the Audit Committee are Messrs. Corlett (Chairman), Haning and Jordan, and Ms. Winbigler. The Board of Directors has determined that each of Messrs. Corlett, Haning and Jordan, and Ms. Winbigler are independent as independence is defined in Marketplace Rule 5605(a)(2) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, and that the Audit Committee meets the composition requirements of Marketplace Rule 5605(c)(2). The Board of Directors has determined that Mr. Corlett meets the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”).

The Audit Committee met eight times during 2019. The Audit Committee oversees and monitors management’s and the independent registered public accounting firm’s participation in the accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee has the responsibility to appoint, compensate, retain and oversee the work of the independent registered public accounting firm and to consult with the independent registered public accounting firm on matters relating to the scope of the audit, any non-audit assignments and related fees, the accounting principles used by the Company in financial reporting, internal financial auditing procedures and the adequacy of the Company’s internal control procedures. The Audit Committee is governed by an Amended and Restated Audit Committee Charter, which is posted on the Company’s website at www.rockybrands.com.

The members of the Compensation Committee are Messrs. Finn (Chairman), Stewart and Moore. The Board of Directors has determined that each of Messrs. Finn, Stewart and Moore are independent as independence is defined in Marketplace Rule 5605(a)(2). The Compensation Committee is governed by an Amended and Restated Compensation Committee Charter, which is posted on the Company’s website at www.rockybrands.com. The Compensation Committee met nine times during 2019. This Committee administers the 2014 Omnibus Incentive Plan, the 2020 Incentive Compensation Plan and the Deferred Compensation Plan, and approves compensation for the Company’s executive officers. The Compensation Committee report relating to the 2019 fiscal year appears on page 22. For more information on the Compensation Committee, please refer to “Executive Compensation – Compensation Discussion and Analysis – The Compensation Committee,” beginning on page  8.

The members of the Nominating and Corporate Governance Committee are Messrs. Haning (Chairman), Finn and Moore. The Board of Directors has determined that each of Messrs. Haning, Finn and Moore are independent as independence is defined in Marketplace Rule 5605(a)(2). The Amended and Restated Nominating and Corporate Governance Committee Charter is posted on the Company’s website at www.rockybrands.com. The Nominating and Corporate Governance Committee met seven times during 2019. The Nominating and Corporate Governance Committee oversees the director nomination process and reviews related party transactions. The Nominating and Corporate Governance Committee has the responsibility to identify and recommend individuals qualified to become directors.

When considering potential candidates, the Nominating and Corporate Governance Committee reviews the candidate’s character, judgment and skills, including financial literacy and experience in the context of the needs of the Board of Directors. Neither the Nominating and Corporate Governance Committee nor the Board of Directors has a formal policy with regard to the consideration of diversity in identifying director nominees; however, how a specific nominee contributes to the diversity of the Board of Directors is considered by both the Nominating and Corporate Governance Committee and the Board of Directors in determining candidates for the Board. The Committee and the Board consider diversity by identifying a nominee’s experience and background and determining how such experience and background will complement the overall makeup of the Board. The Committee and the Board prefer nominees who will contribute to a board that is diverse in terms of business training, experience across a range of industries, leadership, background and education. The Company generally does not pay any third parties to identify or evaluate, or assist in identifying or evaluating, potential nominees.

The Nominating and Corporate Governance Committee considers the recommendations of shareholders regarding potential director candidates. In order for shareholder recommendations regarding possible director candidates to be considered by the Nominating and Corporate Governance Committee:

•

Such recommendations must be provided to the Nominating and Corporate Governance Committee c/o Rocky Brands, Inc., 39 East Canal Street, Nelsonville, Ohio 45764, in writing at least 120 days prior to the date of the next scheduled annual meeting;

•	The nominating shareholder must meet the eligibility requirements to submit a valid shareholder proposal under Rule 14a-8 of the Securities Exchange Act of 1934, as amended; and

•	The nominating shareholder must describe the qualifications, attributes, skills, or other qualities of the recommended director candidate.

The Nominating and Corporate Governance Committee also has the responsibility to develop and recommend to the Board of Directors a set of corporate governance principles applicable to the Company and to administer and oversee the Company’s Code of Business Conduct and Ethics.

Mr. J. Brooks serves as the Chief Executive Officer and Mr. M. Brooks serves as the Chairman of the Board of Directors. Although the Board does not have a lead independent director position, the Board believes that each incumbent director’s knowledge of the Company and industry as a result of his years of service on the Board, and the fact that each of the directors other than Mr. M. Brooks and Mr. J. Brooks is independent, allows the independent directors to provide appropriate independent oversight of management and to hold management accountable for the execution of strategy. The Board has determined that its leadership structure, including each of the committees of the Board, is appropriate because it allows for beneficial communication between the outside directors and the management of the Company and effective management of the oversight tasks required of the Board.

Our Chief Executive Officer is responsible for providing day-to-day leadership and establishing the Company’s course of action for achieving performance goals, while the independent directors provide strategic guidance. The Board of Directors believes that this structure helps facilitate the role of the independent directors in the oversight of the Company and the active participation of the independent directors in setting agendas and establishing priorities and procedures that work for the Board of Directors. The Chairman acts as a key liaison between the Board of Directors and the other members of management.

Our Chief Executive Officer and senior management are responsible for the day-to-day management of the risks we face. Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management, including general oversight of (i) the financial exposure of the Company, (ii) risk exposure as related to the overall Company portfolio and impact on earnings, (iii) oversight of information technology security and cybersecurity risk, and (iv) all systems, processes, and organizational structures and people responsible for finance and risk functions. Certain risks are overseen by committees of the Board of Directors and these committees make reports to the full Board of Directors, including reports on noteworthy risk management issues. Financial risks are overseen by the Audit Committee which meets with management to review the Company’s major financial risk exposure and the steps management has taken to monitor and control such exposures. Compensation risks are overseen by the Compensation Committee.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and all employees. The Code of Business Conduct and Ethics is posted on our website at www.rockybrands.com. The Code of Business Conduct and Ethics may be obtained free of charge by writing to Rocky Brands, Inc., Attn: Chief Financial Officer, 39 East Canal Street, Nelsonville, Ohio 45764.

Members of the Company’s senior management report to the full Board of Directors about their areas of responsibility, including reports regarding risk within such areas of responsibility and the steps management has taken to monitor and control such exposures. Additional review or reporting of risks is conducted as needed or as requested by the Board of Directors or its committees.

We believe that our board leadership structure promotes effective oversight of the Company’s risk management by providing unified leadership through a single person, while allowing for contributions from our independent Board members, all of whom are fully engaged in Board deliberations and decisions.

The Company’s Board of Directors welcomes communications from shareholders. Shareholders may send communications to the Board of Directors, or to any director in particular, c/o Rocky Brands, Inc., 39 East Canal Street, Nelsonville, Ohio 45764. Any correspondence addressed to the Board of Directors, or to any one of the Company’s directors in care of our offices is forwarded to the addressee without review by management.

It is the Company’s expectation that all members of the Board of Directors attend the Annual Meeting of Shareholders.  All of the nine members of the Company’s Board of Directors then serving were present at the Company’s 2019 Annual Meeting of Shareholders.

DELINQUENT Section 16(a) ReportS

 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of the Company’s securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on its review of such reports and written representations from reporting persons, the Company believes that all filing requirements were complied with during fiscal 2019 with the exception of one late Form 4 filing relating to one gift transaction for Mr. J. Brooks.

ITEM 11.   EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following information provides discussion, analysis and data tables regarding the compensation of our named executive officers (“NEOs”), who are those officers listed in our Summary Compensation Table on page 14.

Compensation Discussion and Analysis

We have prepared this Compensation Discussion and Analysis (“CD&A”) to provide you with our perspective on executive compensation so that you may understand our compensation policies and our decisions regarding compensation for our NEOs. We recommend that you review the various executive compensation tables below in conjunction with this CD&A. Unless otherwise noted, the policies, plans and other information in this CD&A apply to all of our NEOs. Our CD&A covers the following topics:

•	The role of the Compensation Committee in setting executive compensation;

•	Our compensation philosophy and its underlying principles – including the objectives of our executive compensation program and what it is designed to reward;

•	Our process for setting executive compensation; and

•

The elements of our executive compensation program – including a discussion of why we choose to pay each element of compensation, how we determine the amount of such element, and how each element fits into our overall compensation objectives and “total compensation” for our NEOs.

The Compensation Committee

The Compensation Committee (referred to in this CD&A as the “Committee”) was appointed by our Board of Directors and is governed by a written charter that is available in the corporate governance section of our website, www.rockybrands.com. The Committee members are Michael L. Finn, Chairman, James L. Stewart and Robert B. Moore, Jr. Our Board of Directors has determined that each of the Committee members is independent under the standards of independence established by Marketplace Rule 5605(a)(2). In addition, each of the Committee members is a “non-employee” director as defined by Rule 16b-3 under the Securities Exchange Act of 1934 and an “outside director” as defined by the Internal Revenue Code.

Pursuant to its charter, the Committee has the authority and responsibility to:

•

Review and approve on an annual basis the corporate goals and objectives with respect to compensation for the chief executive officer and evaluate at least once a year the chief executive officer’s performance in light of these established goals and objectives and based upon these evaluations has sole authority to set the chief executive officer’s annual compensation, including salary, bonus, incentive and equity compensation;

•

In determining the incentive component of the chief executive officer’s compensation, consider the Company’s performance and relative stockholder return, the value of similar incentive awards given to chief executive officers at comparable companies, the awards given to the Company’s chief executive officer in past years and the results of the most recent stockholder advisory vote on executive compensation (“Say on Pay Vote”) required by Section 14A of the Exchange Act;

•

Review and approve on an annual basis the evaluation process and compensation structure for all of the Company’s non-CEO executive officers and evaluate the performance of such executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for such executive officers, considering the results of the most recent Say on Pay Vote;

•

Review and approve on an annual basis the compensation structure for any other employee of the Company who is a family member of an executive officer or director of the Company and evaluate the performance of such family member employees and approve the annual compensation, including salary, bonus, incentive and equity compensation, for such family member employees;

•

Review and make recommendations to the Board regarding any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the chief executive officer and other executive officers;

•	Review and recommend to the Board the compensation for Board members;

•

Meet to review and discuss with management the CD&A required by the rules and regulations of the SEC and recommend to the Board whether the CD&A should be included in the Company’s proxy statement or other applicable SEC filings;

•

Produce an annual report on executive compensation for inclusion in the proxy statement or annual report on Form 10-K as the Compensation Committee Report, which will state whether the Committee reviewed and discussed with management the CD&A, and whether, based on such review and discussion, the Committee recommended to the Board that the CD&A be included in the Company’s proxy statement or other applicable SEC filing;

•

Review the Company’s compensation programs and plans, including, but not limited to, the Company’s incentive compensation, equity-based, retirement, and other benefit plans and recommend changes in such plans to the Board of Directors and exercise all the authority of the Board of Directors with respect to the administration of such plans, including designation of the employees to whom the awards are to be granted, the amount of the award or equity to be granted, and the terms and conditions applicable to each award or grant, subject to the provisions of each plan;

•

In reviewing and making recommendations regarding incentive compensation plans and equity-based plans, including whether to adopt, amend or terminate any such plans, consider the results of the most recent Say on Pay Vote; and

•	Review the charter periodically for adequacy and recommend to the Board of Directors any necessary changes.

The Committee has the sole authority, to the extent it deems necessary or appropriate, to retain any compensation consultant to assist in the evaluation of executive compensation and has the sole authority to approve any such firm’s fees. The Committee also has the authority to obtain the advice of and assistance from internal or external legal, accounting or other advisors, and may request any officer or employee of our Company, our outside counsel or independent registered public accounting firm to attend a meeting of the Committee or meet with any member of, or consultants to, the Committee. The Committee will evaluate whether any compensation consultant retained or to be retained by it has any conflict of interest in accordance with Item 407(e)(3)(iv) of Regulation S-K. Any compensation consultant retained by the Committee to assist with its responsibilities relating to executive compensation will not be retained by the Company for any compensation or other human resource matters.

The Committee meets as often as its members deem necessary to discharge its duties and responsibilities and held nine meetings during fiscal 2019. The Chairman of the Committee works in conjunction with our Chairman, Chief Executive Officer and Chief Financial Officer to establish the meeting agenda. The Committee typically meets with the Chairman, Chief Executive Officer, Chief Financial Officer and outside legal advisors and, where appropriate, other executive officers of our Company. In addition, the Committee regularly meets in executive session without management. Generally, the Committee receives and reviews materials in advance of each meeting. These materials include information that management believes will be helpful to the Committee as well as materials that the Committee has specifically requested.

Compensation Philosophy

The philosophy of the Committee is to make compensation decisions based on an executive compensation program that is designed to meet the following objectives:

•	To attract and retain qualified executives;

•	To reward current and past individual performance;

•	To provide short-term and long-term incentives for superior future performance;

•	To align compensation policies to further shareholder value; and

•	To relate total compensation to individual performance and performance of our Company.

The Committee believes that an executive compensation program designed with these objectives in mind has a direct impact on the success of the business by helping to ensure we have qualified executive talent in the right positions at the right time. Our executive compensation program helps ensure that our leadership group is focused on performing effectively to deliver results and build long-term shareholder value.

The Committee periodically reviews the compensation programs and policies that apply to all of our employees and has determined that such programs and policies are not reasonably likely to have a material adverse effect on us. Additionally, in establishing and reviewing the executive compensation programs, the Committee considers whether the programs encourage unnecessary or excessive risk taking and has determined that they do not. On the Committee’s recommendation, the Board of Directors adopted a clawback/recoupment policy during 2015, which provides for the recoupment of certain incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the securities laws. The clawback/recoupment policy also provides for the potential recoupment of certain incentive compensation in the event of misconduct by our executive officers and other specified employees.

The Committee also considered the result of the 2019 advisory, non-binding “say-on-pay” vote in connection with the discharge of its responsibilities. Because approximately 96% of the votes cast approved the compensation for our NEOs described in our 2019 proxy statement, the Committee determined that no changes to our compensation programs were warranted as a result of the shareholder advisory vote.

Compensation Committee Process for Determining Executive Compensation

A substantial amount of the Committee’s annual cycle of work relates to the determination of compensation for our executive officers, including our Chief Executive Officer. Generally, during or prior to the first quarter of our fiscal year, the Committee makes determinations of base cash compensation, incentive compensation percentages for the year and equity grants for executive officers, including our Chief Executive Officer. For a discussion of each individual element of compensation and how it is specifically determined, refer to “Compensation Program Elements” below.

Although many compensation decisions are made near the beginning of the first quarter of the fiscal year, our compensation planning process is not a rigid yearly process with fixed beginning and end points. Rather, compensation decisions are designed to promote our compensation philosophy and principles throughout the year. The Committee believes that evaluation of executive performance, business and succession planning, and consideration of our business environment are year-round processes, and the Committee members monitor these as such.

Our Chief Executive Officer is not permitted to be present during deliberations or voting on his compensation. During this process, the Committee reviews and approves any new corporate goals and objectives with respect to compensation for our Chief Executive Officer.  In light of the established goals and objectives, the Committee evaluates the performance of the Chief Executive Officer and, based upon these evaluations, sets the Chief Executive Officer’s compensation. The Compensation Committee also reviews and approves on an annual basis the evaluation and compensation structure for the Company’s other executive officers, including approval of salary, bonus, incentive, and equity compensation. Our Chief Executive Officer is present and provides input at the meetings and deliberations on the compensation of the Company’s other executive officers but is not permitted to be present at the vote.

Compensation Program Elements

In fiscal 2019, our NEOs received the following elements of compensation:

•	Salary;

•	Non-equity incentive compensation;

•	Equity compensation;

•	Retirement benefits; and

•	Health and welfare benefits.

The Committee carefully considered and chose each compensation program element as a critical component in a comprehensive “total compensation” package. Each element is intended to reward and motivate executives in different ways consistent with our overall compensation principles and philosophy. Each of the elements has a critical relationship with one another with each focusing on and rewarding different areas. These elements are necessary for us to achieve our compensation program objectives.

(1)	Salary:

Salary is utilized to compensate our executive officers for services rendered during the fiscal year. The Committee annually reviews and approves the compensation package of each NEO, including salary. The Committee considers an individual’s qualifications and experience in setting an executive’s salary. In determining salary increases, the Committee considers the size and responsibility of the individual’s position and the individual’s overall performance and future potential. The Committee considers these factors subjectively in the aggregate. Because the Committee believes that each of the factors is significant, the Committee does not assign a formula weight to any single factor in determining a salary increase.

Please refer to the “Salary” column in the Summary Compensation Table on page 14 for more information on each NEO’s salary for fiscal 2019.

(2)	Non-Equity Incentive Compensation:

Non-equity incentive compensation (“IC”) for our NEOs is determined under our Incentive Compensation Plan (the “IC Plan”). Our IC Plan is designed to provide a competitive cash compensation program for recruiting and retaining executive talent and a short-term incentive and reward program that aligns pay with performance and motivates our executives to achieve results. Shareholders approved the terms of our IC Plan, which is designed to satisfy the provisions of Section 162(m) of the Internal Revenue Code at the 2017 Annual Meeting of Shareholders.

When setting IC, the Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices. The Committee considers these factors subjectively in the aggregate. IC is based on base salary and a corresponding percentage of all IC payouts if Company performance goals are met. Payment of IC is prorated based on the performance level achieved. The Committee establishes the financial performance goals under the IC Plan for the fiscal year. These goals are generally determined near the beginning of the year and are based on an analysis of historical performance and growth expectations for our business, expectations of the public markets and progress toward achieving our long-range strategic plan for the business.

Messrs. J. Brooks, Robertson, Simms, Dixon and Wortham were eligible to receive IC under the IC Plan in fiscal 2019. The cash incentive was based on a percentage of base salary if performance goals were met for the year.

The Committee determined that the performance criteria for IC in fiscal 2019 would be based upon the Company’s adjusted operating income for all participants. Adjusted operating income was determined based on the Company’s actual operating income, less any expenses attributable to the IC Plan (including any expenses relating to the grants of long term equity incentives thereunder), the Company’s manager bonus plan and the Company’s hourly bonus plan, and exclusive of any gains or losses resulting from one-time, extraordinary events, such as charges for goodwill impairment, charges relating to mergers or acquisitions, gains or losses on the sale of assets other than in the ordinary course of business and charges resulting from changes in accounting policies, all as may be determined in good faith by the Committee in its discretion. For fiscal 2019, the threshold was set at 85% of the target and the maximum was set at 120% of the target.

The Committee approved the following threshold, target and maximum payouts based on specified levels of adjusted operating income:

	Payout as a Percentage of Base Salary
Name	Threshold	Target	Maximum
Jason Brooks	8%	40%	60%
Thomas D. Robertson	8%	40%	60%
Richard Simms	8%	40%	60%
David P. Dixon	8%	40%	60%
Byron Wortham	8%	40%	60%

No IC payments were to be made if we did not meet our threshold performance target. No IC payments were to be made if the executive was terminated for cause by the Company prior to the date of payment. When the performance results fall somewhere between the threshold and target amounts or between the target and maximum amounts, the payout is prorated accordingly. The Committee believes that the fiscal 2019 goals represented an appropriate and substantial degree of difficulty for achieving a payout.

At year end, the Committee reviewed the Company’s operating income and determined the extent to which objectives were met. Subject to the foregoing, the actual 2019 IC payouts were based on achievement at the Company level of 42.2% between the target and maximum level.

(3)	Equity Compensation:

The Committee believes that equity-based compensation opportunities encourage a high level of long-term performance that enhances shareholder value, thereby further linking leadership and shareholder objectives. Equity compensation is intended to motivate our NEOs to contribute to our future growth and profitability and to reward performance in a manner that:

•	Provides them with a means to increase their holdings of the common stock of the Company; and

•	Aligns their interests with the interests of the shareholders of the Company.

Equity compensation is granted to our NEOs under our 2014 Omnibus Incentive Plan. The Committee determines the award opportunity level for each NEO based on the individual’s responsibility level and potential with our Company, competitive practices, the number of shares available for grant, business needs, individual and Company performance, and the market price of our common stock.

In 2019, we awarded stock options to NEOs in the amounts set forth in the Summary Compensation Table found below beginning on page 14.

(4)	All Other Compensation:

The “All Other Compensation” column in our Summary Compensation Table on page 14  primarily consists of these items:

•	Annual employer contributions into the retirement/401(k) plan;

•	Employer-paid premiums for life insurance; and

•	A deferred compensation plan for our NEOs.

(a)	Retirement and 401(k) Plan:

We sponsor a qualified retirement and 401(k) plan for eligible employees (the “Retirement Plan”). The Retirement Plan allows NEOs to defer a portion of their total cash compensation (up to IRS limits) into this retirement account on a pre-tax basis. We make an annual contribution into the Retirement Plan for eligible employees, including NEOs, of three percent of applicable salary. We also provide a company match for eligible employees, including NEOs, on any money they defer into the Retirement Plan up to the maximum allowable in accordance with the Retirement Plan.

These annual employer contribution amounts to NEOs are included in the Summary Compensation Table’s “All Other Compensation” column on page 14 below.

(b)	Employer-Paid Premiums for Life Insurance:

We provide Messrs. J. Brooks, Robertson, Simms, Dixon and Wortham with basic group term life insurance with a death benefit of $150,000. This is a relatively inexpensive benefit that we offer to our executives. This element of compensation, though relatively small, provides one additional item to the overall compensation package which strengthens our ability to recruit and retain talented executives. For specific premium amounts paid, please refer to the Summary Compensation Table’s “All Other Compensation” column and footnotes below on page  14.

(c)	Executive Deferred Compensation Plan:

On December 14, 2018, the Board adopted the Rocky Brands, Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which became effective January 1, 2019. The Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan in which the NEOs are eligible to participate.

Under the Deferred Compensation Plan, participants may elect to defer up to 75% of their base compensation and up to 100% of their bonuses, commissions and other compensation. The deferred amounts are paid in accordance with each participant’s elections made on or before December 31 of the prior year. In addition to elective deferrals, the Deferred Compensation Plan permits the Company to make discretionary contributions to eligible participants, provided that any participant who is employed on the last day of a plan year will receive a Company contribution equal to no less than 3% of the participant’s base compensation, bonus earned and non-equity incentive plan compensation in the plan year. Company contributions will vest in accordance with the vesting schedule determined by the Committee, except in the event of the participant’s death, disability or retirement, in which case the contributions will vest 100% upon such event. Participants may elect to receive payment in a lump sum cash payment or, in the event of the participant’s retirement, in annual installments for a period of up to ten years. In the event of a participant’s termination of employment, deferred amounts will generally be paid within 60 days following the later of the date (i) of such termination or (ii) the participant attains age 60, except where such termination is due to such participant’s death, in which case deferred amounts will be paid to such participant’s beneficiary within 30 days of confirmation of the participant’s death.

(d)	Employment Agreements:

We have entered into employment agreements with each of Messrs. J. Brooks, Robertson, Simms, Dixon and Wortham. For a discussion of these agreements, please refer to “Agreements with NEOs and Potential Payments upon Termination or Change in Control” beginning on page 16 below.

(5)	Health and Welfare Benefits:

In addition to the compensation and benefits programs discussed in this proxy statement, we offer our employees, including our NEOs, a comprehensive benefits program. This program is designed to provide the employees and their families with competitive coverage at competitive rates. We strive to provide the employees with appropriate health benefits (medical, pharmacy, dental, and vision) to help protect the physical, mental, and financial health of our employees and their immediate families.

Summary Compensation Table

The following table sets forth certain information regarding compensation paid during the Company’s last complete fiscal year to the Company’s named executive officers (“NEOs”) for the 2019 fiscal year.  For a discussion of the various elements of compensation provided in the table below, please refer to the discussion of our various compensation elements in our Compensation Discussion & Analysis under the heading “Compensation Program Elements” beginning on page 11 above.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2019

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Jason Brooks	2019	325,000		-	-	49,042	157,442	11,270	542,754
President and	2018	300,000		49,000	-	34,700	180,000	11,234	574,934
Chief Executive Officer	2017	257,208		-	-	53,450	110,000	10,228	430,886
Thomas D. Robertson	2019	245,000		-	-	49,042	118,687	10,552	423,281
Executive Vice President,	2018	224,375	(3)	36,000	-	34,700	138,000	10,024	443,099
Chief Financial Officer and Treasurer	2017	170,000		-	-	29,600	52,500	4,697	256,797
Richard Simms	2019	234,000		-	-	49,042	113,358	10,387	406,787
President, Operations	2018	227,300		31,000	-	34,700	136,380	11,234	440,614
	2017	227,300		-	-	14,250	90,920	9,833	342,303
David P. Dixon	2019	210,000		-	-	49,042	101,732	11,376	372,150
President, Manufacturing/	2018	205,000		35,000	-	34,700	123,000	10,532	408,232
Sourcing Operations	2017	200,000		-	-	5,700	98,250	9,297	313,247
Byron Wortham	2019	200,000		-	-	49,042	96,887	10,586	356,515
President, Core Brand Sales, Marketing & P.D.	2018	190,000		35,000	-	34,700	114,000	10,568	384,268
	2017	172,000		-	-	5,700	53,100	6,925	237,725

(1)

Represents the grant date fair value of awards of stock options determined for accounting purposes in accordance with FASB ASC Topic 718. The assumptions made in the valuation are discussed in Note 12 “Share-Based Compensation” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2019, which are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(2)

The amounts shown under “All Other Compensation” reflect employer contributions to the 401(k) retirement plan, and employer paid premiums for life insurance. In 2019, for Messrs. J. Brooks, Robertson, Simms, Dixon and Wortham: $172, $104, $172, $265 and $276  was paid for group term life insurance premiums, respectively, and employer contributions to the 401(k) plan were $11,098, $10,448, $10,215, $11,111 and $10,310, respectively.

(3)

In May 2018, the Committee adjusted Mr. Robertson’s salary for 2018 to reflect his promotion to Executive Vice President. The Committee determined that given the nature of his promotion, he should receive the IC payout as if the higher salary had been in effect for the entirety of 2018.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information concerning unexercised options, shares that have not vested and equity incentive plan awards outstanding as of the end of the last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL 2019 YEAR-END

		Option Awards (1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jason Brooks	1/2/2015	-	600	13.42	1/2/2025	-	-
	1/4/2016	-	1,200	11.56	1/2/2026	750	22,073
	1/3/2017	-	3,000	11.55	1/3/2027	-	-
	6/1/2017	4,000	6,000	14.45	6/1/2027	-	-
	1/2/2018	1,000	4,000	18.90	1/2/2028	-	-
	1/2/2019	-	5,000	26.00	1/2/2029	-	-
Thomas D. Robertson	1/3/2017	200	300	11.55	1/3/2027	-	-
	3/9/2017	4,600	6,900	10.35	1/3/2027	-	-
	1/2/2018	1,000	4,000	18.90	1/2/2028	-	-
	1/2/2019	-	5,000	26.00	1/2/2029	-	-
Richard Simms	1/2/2015	-	600	13.42	1/2/2025	-	-
	1/4/2016	-	1,200	11.56	1/2/2026	750	22,073
	1/3/2017	-	3,000	11.55	1/3/2027	-	-
	1/2/2018	1,000	4,000	18.90	1/2/2028	-	-
	1/2/2019	-	5,000	26.00	1/2/2029	-	-
David P. Dixon	1/3/2017	800	1,200	11.55	1/3/2027	-	-
	1/2/2018	1,000	4,000	18.90	1/2/2028	-	-
	1/2/2018	-	5,000	26.00	1/2/2029	-	-
Byron Wortham	1/4/2016	-	400	11.56	1/2/2026	250	13,000
	1/3/2017		1,200	11.55	1/3/2027	-	-
	1/2/2018	-	4,000	18.90	1/2/2028	-	-
	1/2/2019	-	5,000	26.00	1/2/2029	-	-

(1)	Options become exercisable in five equal annual installments beginning on the first anniversary date of grant.

(2)	The RSUs represented vest in four equal annual installments beginning on the first anniversary date of grant.

Agreements with NEOs and Potential Payments Upon Termination or Change in Control

On January 1, 2019, we entered into employment agreements with each of Messrs. J. Brooks, Simms, Robertson, Dixon and Wortham (the “Employment Agreements”). Messrs. J. Brooks, Robertson, Simms, Dixon and Wortham are each referred to below as an “Executive.”

In exchange for performing the duties and responsibilities customarily performed by persons employed in a similar executive capacity, each Executive is entitled to an annual base salary, which may be decreased up to 20%, or increased, subject to the approval of the Board of Directors. Each Executive is also entitled to participate in additional compensation and employee benefit plans.

Under the Employment Agreements, the Executives agree to maintain the confidential information of the Company and to assign all inventions to the Company, and the Executives will not compete with the Company for six months following termination of employment for any reason or solicit the employees of the Company for 12 months following termination of employment for any reason.

In the event of termination of an Executive by the Company for cause, or due to the Executive’s death or disability (as defined in each employment agreement), or by the Executive for any reason, pursuant to the Employment Agreements, the Company will pay the Executive only the earned but unpaid portion of his base salary through the termination date. The Executive must provide the Company 30 days’ written notice prior to termination of employment by the Executive.

Cause is defined in each Employment Agreement to include:

•	Commission of an act of dishonesty involving the Company, its business or property, including, but not limited to, misappropriation of funds or any property of the Company;

•	Engagement in activities or conduct clearly injurious to the best interests or reputation of the Company;

•

Willful and continued failure to substantially perform duties (other than as a result of physical or mental illness or injury), after the Board of Directors delivers a written demand for substantial performance that specifically identifies the manner in which the Board believes the Executive has substantially not performed his duties;

•	Illegal conduct or gross misconduct that is willful and results in material and demonstrable damage to the business or reputation of the Company;

•

The clear violation of any of the material terms and conditions of the employment agreement or any other written agreement or agreements the Executive has with the Company (following 30 days’ written notice from the Company specifying the violation and the Executive’s failure to cure such violation within such 30-day period);

•

The clear violation of the Company’s code of business conduct or the clear violation of any other rules of behavior as may be provided in any employee handbook which would be grounds for dismissal of any employee of the Company; or

•	Commission of a crime which is a felony, a misdemeanor involving an act of moral turpitude, or a misdemeanor committed in connection with employment by the Company.

Under the Employment Agreements, in the event an Executive is terminated by the Company without cause, the Company will pay the Executive the earned but unpaid portion of his base salary through the termination date and will continue to pay his base salary for an additional six months; provided, however, any such payments will immediately end if the Executive is in violation of his obligations under the Employment Agreement or if the Company learns of any facts that would have been grounds for termination for cause. Additionally, the Company will pay the Executive any earned bonus for a completed bonus period and if the Executive was employed for at least half of the days in an applicable bonus period, a pro-rated bonus, if any, for such bonus that would have been payable had the Executive remained employed throughout the bonus period, based on the actual financial performance of the Company. The Company must provide the Executive 14 days’ written notice in the event of a termination without cause, and 30 days’ written notice in the event of a termination for disability.

In the event of termination of an Executive following a change in control (as defined in each Employment Agreement), the Company will (i) pay the Executive the earned but unpaid portion of his base salary through the termination date and any bonus earned for a bonus period completed prior to the termination date, (ii) continue to pay the Executive his base salary for an additional six months, and (iii) pay the Executive a pro-rated bonus for a bonus based on the financial performance of the Company if the Executive was employed for at least half of the days in an applicable bonus period. Additionally, any outstanding stock options or restricted stock awards issued to the Executive will immediately vest 100%. Further, the Company will maintain COBRA coverage for at least six months after the termination date, provided however, that the Company’s obligation to provide this coverage will cease if the Executive becomes employed or self-employed.

Notwithstanding the foregoing, any such payments in (i) – (iii) will immediately end if the Executive is in violation of his obligations under the Employment Agreement or if the Company learns of any facts that would have been grounds for termination for cause.

Potential payments upon termination or Change in Control under the Employment Agreements with our NEOs are shown in the tables below. We have used estimates where it is not possible to give a precise dollar amount for the potential payments. The estimates assume that the triggering event took place on December 31, 2019, the last day of the Company’s prior fiscal year. In the tables below, we have assumed that all accrued base salary has been paid as of the termination date.

POTENTIAL PAYMENTS TO MR. J. BROOKS UNDER EMPLOYMENT AGREEMENT

Executive Benefits and Payments Upon Termination	Termination by Company with Cause or by Executive for any Reason ($)	Termination by Company without Cause ($)		Termination upon Death or Disability ($)	Termination by Company without Cause or by Executive with Good Reason Following Change in Control ($)

Compensation:

Base Salary	-	162,500	(1)	-	162,500	(1)
Incentive Compensation Plan (accrued but unpaid)	-	157,442		-	157,442
Accelerated Vesting of Restricted Stock Units	-	-		-	22,073
Accelerated Vesting of Stock Options	-	-		-	233,840
Deferred Compensation Plan	14,928	14,928		14,928	14,928
Change in Control Payment	-	-		-	-

Benefits:

Health	-	-		-	12,876
Life	-	-		-	86
Disability	-	-		-	975
Total Value	14,928	334,870		14,928	604,720

(1)	Payable over a period of six months following the termination date.

POTENTIAL PAYMENTS TO MR. ROBERTSON UNDER EMPLOYMENT AGREEMENT

Executive Benefits and Payments Upon Termination	Termination by Company with Cause or by Executive for any Reason ($)	Termination by Company without Cause ($)		Termination upon Death or Disability ($)	Termination by Company without Cause or by Executive with Good Reason Following Change in Control ($)	c

Compensation:

Base Salary	-	122,500	(1)	-	122,500	(1)
Incentive Compensation Plan (accrued but unpaid)	-	118,687		-	118,687
Accelerated Vesting of Restricted Stock Units	-	-		-	-
Accelerated Vesting of Stock Options	-	-		-	196,286
Deferred Compensation Plan	10,958	10,958		10,958	10,958
Change in Control Payment	-	-		-	-

Benefits:

Health	-	-		-	-
Life	-	-		-	52
Disability	-	-		-	975
Total Value	10,958	252,145		10,958	449,458

(1)	Payable over a period of six months following the termination date.

POTENTIAL PAYMENTS TO MR. SIMMS UNDER EMPLOYMENT AGREEMENT

Executive Benefits and Payments Upon Termination	Termination by Company with Cause or by Executive for any Reason ($)	Termination by Company without Cause ($)		Termination upon Death or Disability ($)	Termination by Company without Cause or by Executive with Good Reason Following Change in Control ($)	c

Compensation:

Base Salary	-	117,000	(1)	-	117,000	(1)
Incentive Compensation Plan (accrued but unpaid)	-	113,358		-	113,358
Accelerated Vesting of Restricted Stock Units	-	-		-	22,073
Accelerated Vesting of Stock Options	-	-		-	143,960
Deferred Compensation Plan	10,468	10,468		10,468	10,468
Change in Control Payment	-	-		-	-

Benefits:

Health	-	-		-	-
Life	-	-		-	86
Disability	-	-		-	975
Total Value	10,468	240,826		10,468	407,920

(1)	Payable over a period of six months following the termination date.

POTENTIAL PAYMENTS TO MR. DIXON UNDER EMPLOYMENT AGREEMENT

Executive Benefits and Payments Upon Termination	Termination by Company with Cause or by Executive for any Reason ($)	Termination by Company without Cause ($)		Termination upon Death or Disability ($)	Termination by Company without Cause or by Executive with Good Reason Following Change in Control ($)	c

Compensation:

Base Salary	-	105,000	(1)	-	105,000	(1)
Incentive Compensation Plan (accrued but unpaid)	-	101,732		-	101,732
Accelerated Vesting of Restricted Stock Units	-	-		-	-
Accelerated Vesting of Stock Options	-	-		-	80,714
Deferred Compensation Plan	9,398	9,398		9,398	9,398
Change in Control Payment	-	-		-	-

Benefits:

Health	-	-		-	13,505
Life	-	-		-	133
Disability	-	-		-	961
Total Value	9,398	216,130		9,398	311,443

(1)	Payable over a period of six months following the termination date.

POTENTIAL PAYMENTS TO MR. WORTHAM UNDER EMPLOYMENT AGREEMENT

Executive Benefits and Payments Upon Termination	Termination by Company with Cause or by Executive for any Reason ($)	Termination by Company without Cause ($)		Termination upon Death or Disability ($)	Termination by Company without Cause or by Executive with Good Reason Following Change in Control ($)	c

Compensation:

Base Salary	-	100,000	(1)	-	100,000	(1)
Incentive Compensation Plan (accrued but unpaid)	-	96,887		-	96,887
Accelerated Vesting of Restricted Stock Units	-	-		-	7,358
Accelerated Vesting of Stock Options	-	-		-	87,874
Deferred Compensation Plan	14,997	14,997		14,997	14,997
Change in Control Payment	-	-		-	-

Benefits:

Health	-	-		-	12,876
Life	-	-		-	138
Disability	-	-		-	940
Total Value	14,997	211,884		14,997	321,070

(1)	Payable over a period of six months following the termination date.

Compensation of Directors for Fiscal Year 2019

During 2019, the Company compensated each non-employee director as follows:

•

An annual retainer of $75,000, payable by the issuance of shares valued at $7,500 on the first day of each quarter (valued at the last closing price prior to such date), which shares are fully vested at issuance, and the balance of $45,000 payable in cash quarterly (Mr. M. Brooks receives the entirety of his annual retainer of $75,000 in cash payable quarterly);

•	An annual retainer of $25,000 for service as Chairman of the Board, payable in cash quarterly;
•	An annual retainer of $12,000 for service as Chairman of the Audit Committee, payable in cash quarterly;
•	An annual retainer of $9,000 for service as Chairman of the Compensation Committee, payable in cash quarterly;
•	An annual retainer of $6,000 for service as Chairman of the Nominating and Corporate Governance Committee, payable in cash quarterly; and
•	Reimbursement of reasonable out-of-pocket expenses incurred in connection with Board or committee meetings.

In addition, the Company granted to each non-employee director serving as of January 2, 2019, an option to purchase 4,000 shares of common stock, exercisable for five years at $26.00 per share.

The table below shows the compensation earned by the Company’s directors during fiscal year 2019:

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Options Awards ($)	Total ($)
Jason Brooks (2)	-	-	-	-
Mike Brooks	100,000	-	-	100,000
Glenn E. Corlett	57,000	30,000	29,527	116,527
Michael L. Finn	54,000	30,000	29,527	113,527
G. Courtney Haning	51,000	30,000	29,527	110,527
William L. Jordan	45,000	30,000	29,527	104,527
Curtis A. Loveland	45,000	30,000	29,527	104,527
Robert B. Moore, Jr.	45,000	30,000	29,527	104,527
James L. Stewart	45,000	30,000	29,527	104,527
Tracie A. Winbigler	11,250	7,500	-	18,750

(1)

Represents the aggregate grant date fair value in accordance with FASB ASC Topic 718. For more information please refer to the Share-Based Compensation Note to the Company’s financial statements, which are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(2)

Mr. J. Brooks did not receive any additional compensation for his service as a director, and his compensation for his service as an executive officer of the Company is listed in our Summary Compensation table on page 14.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management and based on that review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE
Michael L. Finn, Chairman
Robert B. Moore, Jr.
James L. Stewart

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2019, the members of the Compensation Committee were Messrs. Finn (Chairman), Moore and Stewart. None of these members was an executive officer or employee of the Company or its subsidiaries during or prior to his service as a member of the Compensation Committee and no executive officer of the Company served or serves on the compensation committee or board of any company that employed or employs any member of the Company’s Compensation Committee or Board.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

PRINCIPAL HOLDERS OF VOTING SECURITIES

Ownership of Common Stock by Principal Shareholders

The following table sets forth information relating to the beneficial ownership of common stock by each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Class (2)

Dimensional Fund Advisors LP	620,094	(3)	8.4%	(3)
55 East 52nd Street Building One 6300 Bee Cave Road
Austin, Texas 78746

BlackRock, Inc.	541,183	(4)	7.4%	(4)
55 East 52nd Street
New York, NY 10055

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(2)

“Percent of Class” is calculated by dividing the number of shares beneficially owned by the total number of outstanding shares of the Company, plus the number of shares such person has the right to acquire within 60 days.

(3)

Based on information filed on Schedule 13G/A with the Securities and Exchange Commission on February 12, 2020, as of December 31, 2019.  Dimensional Fund Advisors LP (“Dimensional”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional or its subsidiaries may possess investment and/or voting power over the securities of the Company owned by the Funds and may be deemed to be the beneficial owner of the shares held by the Funds. Of the shares beneficially owned, Dimensional reported that it has sole dispositive power with respect to 620,094 shares and sole voting power with respect to 598,826 shares.

(4)

Based on information filed on Schedule 13G/A with the Securities and Exchange Commission on February 6, 2020, as of December 31, 2019.  BlackRock, Inc. (“BlackRock”) is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). Of the shares beneficially owned, BlackRock reported that it has sole dispositive power with respect to 541,183 shares and sole voting power with respect to 527,828 shares.

Ownership of Common Stock by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock by each nominee for director, each director, each of the Company’s executive officers named in the Summary Compensation Table, and the directors and executive officers of the Company as a group as of February 29, 2020:

Name	Common Stock	Stock Options (1)	Total Beneficial Ownership(2)	Percent of Class(2)
Jason Brooks	10,188	9,200	19,388	*
Mike Brooks	306,472	10,000	316,472	4.3%
Glenn E. Corlett	23,940	10,000	33,940	*
David P. Dixon	1,100	4,200	5,300	*
Michael L. Finn	23,196	10,000	33,196	*
G. Courtney Haning	15,196	10,000	25,196	*
William L. Jordan	6,667	4,000	10,667	*
Curtis A. Loveland	88,595	10,000	98,595	1.3%
Robert B. Moore, Jr.	20,667	4,000	24,667	*
Thomas D. Robertson	-	10,200	10,200	*
Richard Simms	4,245	4,200	8,445	*
James L. Stewart	10,487	10,000	20,487	*
Tracie A. Winbigler	479	-	479	*
Byron Wortham	1,100	2,600	3,700	*
All directors and executive officers as a group (14 persons)	512,332	98,400	610,732	8.2%

* Indicates less than 1%

(1)	Includes common stock which could be acquired under stock options exercisable within 60 days of February 29, 2019.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.  Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.  “Percent of Class” is calculated by dividing the number of shares beneficially owned by the total number of outstanding shares of the Company on February 29, 2020, plus the number of shares such person has the right to acquire within 60 days of February 29, 2020.

Equity Compensation Plan Information

The table below sets forth additional information as of December 31, 2019, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) (c))

Equity compensation plans approved by security holders (2)	194,500	$ 19.47	187,141
Equity compensation plans not approved by security holders	-	-	-
Total	194,500	$19.47	187,141

(1)	The weighted-average exercise price in this column is based on outstanding options and does not take into account unvested awards of RSUs as these awards do not have an exercise price.

(2)	Equity compensation plans approved by shareholders consist of the 2014 Omnibus Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

Mr. Loveland, a director of the Company, is a partner in the law firm of Porter, Wright, Morris & Arthur llp, which provides legal services to the Company. During fiscal 2019, the Company paid aggregate fees of approximately $483,000 to that firm. During fiscal 2018, the Company paid aggregate fees of approximately $477,000 to that firm.

Mr. Jordan, a director of the Company, is an executive officer of Designer Brands Inc., a footwear and accessories designer, producer and retailer. Designer Brands Inc., through its subsidiaries, makes purchases of footwear from the Company in its normal course of business. Mr. Jordan is not responsible for decisions regarding what footwear products are purchased. During fiscal 2019, Designer Brands Inc. made payments of approximately $420,000 to the Company for purchases of footwear. During fiscal 2018, Designer Brands Inc. made payments of approximately $321,000 to the Company for purchases of footwear.

During 2019, the Company employed certain members of Mr. M. Brooks’ immediate family. Jason Brooks, Mr. M. Brooks’ son, currently serves as President and Chief Executive Officer, and as a director of the Company. Mr. J. Brooks’ compensation is listed in our Summary Compensation Table on page 14. David Dixon, Mr. M. Brooks’ nephew and Mr. J. Brooks’ first cousin, both by marriage, serves as the Company’s President, Manufacturing/Sourcing Operations. Mr. Dixon’s compensation is listed in our Summary Compensation Table on page 14.  Charles S. Brooks, Mr. M. Brooks’ brother, served as a Key Account Manager for the Company, and Mark Pitts, Mr. M. Brooks son-in-law, also served as a Key Account Manager for the Company; and each earned base salaries, commission and bonuses of $149,920 and $166,939, respectively, in 2019. During 2019, the Company also employed Mr. J. Brooks’ brother-in-law, David Bush, who served as a Manager, Territory – Rocky Outdoor for the Company and earned a base salary, commission and bonus of $151,129 in 2019.

The Company believes that all terms of the transactions and existing arrangements set forth above are no less favorable to the Company than similar transactions and arrangements which might have been entered into with unrelated parties.

It is the written policy of the Company that the Nominating and Corporate Governance Committee will review the material facts of all Interested Transactions that require approval and either approve or disapprove of the entry into the Interested Transaction.  An Interested Transaction is any transaction, arrangement, relationship, or series of similar transactions, arrangements, or relationships (including any indebtedness or guarantee of indebtedness) in which:

•	The aggregate amount involved will or may be expected to exceed $100,000 in any fiscal year,

•	The Company is a participant, and

•	Any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).

A Related Party includes:

•

Any person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if they do not presently serve in that role) an executive officer, director, or nominee for election as a director,

•	Any person who is a greater than five percent beneficial owner of the Company’s common stock, or

•

Any immediate family member of any of the foregoing, including a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law, and anyone residing in such person’s home (other than a tenant or employee).

In determining whether to approve or ratify an Interested Transaction, the Nominating and Corporate Governance Committee will take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party’s interest in the transaction. Certain types of Interested Transactions, such as compensation to directors and officers that are required to be reported in the Company’s proxy statement, have been deemed to be pre-approved.

DIRECTOR INDEPENDENCE

Upon consideration of the criteria and requirements regarding director independence set forth in the Marketplace Rules of the NASDAQ Stock Market, the Board of Directors has determined that a majority of its members are independent. Specifically, the Board has determined that each of Messrs. Corlett, Finn, Haning, Jordan, Loveland, Moore and Stewart, and Ms. Winbigler meet the standards of independence established by Marketplace Rule 5605(a)(2).

The Company has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.  The members of the Audit Committee are Messrs. Corlett (Chairman), Haning and Jordan, and Ms. Winbigler. The Board of Directors has determined that each of Messrs. Corlett, Haning and Jordan, and Ms. Winbigler are independent as independence is defined in Marketplace Rule 5605(a)(2) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, and that the Audit Committee meets the composition requirements of Marketplace Rule 5605(c)(2).

The members of the Compensation Committee are Messrs. Finn (Chairman), Stewart and Moore. The Board of Directors has determined that each of Messrs. Finn, Stewart and Moore are independent as independence is defined in Marketplace Rule 5605(a)(2). In addition, each of the Committee members is a “non-employee” director as defined by Rule 16b-3 under the Securities Exchange Act of 1934 and an “outside director” as defined by the Internal Revenue Code.

The members of the Nominating and Corporate Governance Committee are Messrs. Haning (Chairman), Finn and Moore. The Board of Directors has determined that each of Messrs. Haning, Finn and Moore are independent as independence is defined in Marketplace Rule 5605(a)(2).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees of the Independent Registered Public Accounting Firm

The following table shows the aggregate fees billed to the Company by Schneider Downs & Co., Inc., its independent registered public accounting firm, for services rendered during the fiscal year ended December 31, 2019 and 2018.

	Fiscal Year Ended
	December 31, 2019	December 31, 2018
Audit Fees (1)	$513,668	$505,000
Audit-Related Fees	-	-
Tax Fees	-	14,080	(2)
All Other Fees	-	-

(1)

Includes fees for the annual integrated audit and quarterly reviews of the consolidated financial statements, audits to meet statutory requirements and review of regulatory filings and internal control.

(2)	Includes fees related to the Tax Cuts and Jobs Act of 2017 and related audit procedures.

The Audit Committee has considered whether the provision of services other than those performed in connection with the “Audit Fees” above is compatible with maintaining the independent registered public accounting firm’s independence.

The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm or other registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, that are approved by the Audit Committee prior to completion of the audit.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

(1) Consolidated Financial Statements: No financial statements are filed with this Form 10-K/A.

(2) Financial Statement Schedules:  No financial statement schedules are filed with this Form 10-K/A.

(3)  Exhibits:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

* Filed with this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: April 28, 2020	By:	/s/JASON BROOKS
Jason Brooks, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON BROOKS	Chief Executive Officer	April 28, 2020
Jason Brooks	(Principal Executive Officer)

/s/ THOMAS D. ROBERTSON	Chief Financial Officer	April 28, 2020
Thomas D. Robertson	(Principal Financial and Accounting Officer)

* Mike Brooks	Chairman and Director	April 28, 2020
Mike Brooks

* Curtis A. Loveland	Secretary and Director	April 28, 2020
Curtis A. Loveland

* Glenn E. Corlett	Director	April 28, 2020
Glenn E. Corlett

* Michael L. Finn	Director	April 28, 2020
Michael L. Finn

* G. Courtney Haning	Director	April 28, 2020
G. Courtney Haning

* James L. Stewart	Director	April 28, 2020
James L. Stewart

* William L. Jordan	Director	April 28, 2020
William L. Jordan

* robert b. moore, jr.	Director	April 28, 2020
Robert B. Moore, Jr.

* TracIE WINBIGLER	Director	April 28, 2020
Tracie Winbigler

By: /s/ JASON BROOKS
Jason Brooks, Attorney-in-Fact