Form 10-Q
period 2020-03-31
ROCKY BRANDS, INC.
filed 2020-05-07
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 7,312,217 shares of the Registrant's Common Stock outstanding on April 30, 2020.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,	March 31,
	2020	2019	2019
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$44,247	$15,518	$17,630
Trade receivables – net	33,277	45,585	41,161
Contract receivables	2,551	4,746	817
Other receivables	532	366	161
Inventories – net	77,214	76,731	69,905
Income tax receivable	-	150	348
Prepaid expenses	3,522	3,030	3,383
Total current assets	161,343	146,126	133,405
LEASED ASSETS	1,588	1,743	1,037
PROPERTY, PLANT & EQUIPMENT – net	28,434	27,423	23,438
IDENTIFIED INTANGIBLES – net	30,232	30,240	30,264
OTHER ASSETS	333	294	262
TOTAL ASSETS	$221,930	$205,826	$188,406

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$17,933	$15,776	$17,271
Contract liabilities	2,551	4,746	817
Accrued expenses:
Salaries and wages	1,204	3,044	1,518
Taxes - other	588	967	638
Accrued freight	282	867	455
Commissions	362	608	494
Accrued duty	4,041	3,824	2,124
Other	1,430	1,702	1,746
Total current liabilities	28,391	31,534	25,063
LONG TERM DEBT	20,000	-	-
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	1,031	1,158	517
DEFERRED INCOME TAXES	8,108	8,108	7,780
DEFERRED LIABILITIES	215	201	121
TOTAL LIABILITIES	57,914	41,170	33,650
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2020 7,309,121; December 31, 2019 - 7,354,970 and March 31, 2019 - 7,391,660	67,195	67,993	68,849
Retained earnings	96,821	96,663	85,907
Total shareholders' equity	164,016	164,656	154,756
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$221,930	$205,826	$188,406

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
NET SALES	$55,720	$65,929
COST OF GOODS SOLD	36,400	42,951
GROSS MARGIN	19,320	22,978

OPERATING EXPENSES	17,807	18,479

INCOME FROM OPERATIONS	1,513	4,499

OTHER INCOME (EXPENSES)	(9)	65

INCOME BEFORE INCOME TAXES	1,504	4,564

INCOME TAX EXPENSE	316	959

NET INCOME	$1,188	$3,605

INCOME PER SHARE
Basic	$0.16	$0.49
Diluted	$0.16	$0.48
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,351	7,382
Diluted	7,386	7,434

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2018	7,368	$68,387	$-	$83,188	$151,575

THREE MONTHS ENDED MARCH 31, 2019
Net income				$3,605	$3,605
Dividends paid on common stock ($0.12 per share)				(886)	(886)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	17	$294			294
Stock compensation expense	6	168			168
BALANCE - March 31, 2019	7,391	$68,849	$-	$85,907	$154,756

BALANCE - December 31, 2019	7,355	$67,993	$-	$96,663	$164,656

THREE MONTHS ENDED MARCH 31, 2020
Net income				$1,188	$1,188
Dividends paid on common stock ($0.14 per share)				(1,030)	(1,030)
Repurchase of common stock	(50)	$(1,000)			(1,000)
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	4	202			202
BALANCE - March 31, 2020	7,309	$67,195	$-	$96,821	$164,016

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,188	$3,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,260	1,262
Stock compensation expense	202	168
Change in assets and liabilities:
Receivables	14,486	2,030
Inventories	(483)	2,916
Other current assets	(1,757)	(2,530)
Other assets	(40)	(113)
Accounts payable	3,310	3,890
Accrued and other liabilities	(3,967)	(1,382)
Income taxes payable	(23)	-
Net cash provided by operating activities	14,176	9,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,417)	(1,802)
Proceeds from sales of fixed assets	-	5
Net cash used in investing activities	(3,417)	(1,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	20,000	-
Repayments on revolving credit facility	-	-
Proceeds from stock options	-	294
Repurchase of common stock	(1,000)	-
Dividends paid on common stock	(1,030)	(886)
Net cash provided by (used in) financing activities	17,970	(592)

INCREASE IN CASH AND CASH EQUIVALENTS	28,729	7,457

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	15,518	10,173
END OF PERIOD	$44,247	$17,630

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.

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

		Q1 2023 as long as we continue to qualify as a smaller reporting company	The Company is evaluating the impacts of the new standard on its existing financial instruments, including trade receivables.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

This pronouncement is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

		Q1 2021	The Company is evaluating the impacts of the new standard on its Unaudited Condensed Consolidated Financial Statements.

Accounting Standards Adopted in the Current Year

Standard	Description	Effect on the financial statements or other significant matters
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

The Company adopted the new standard in Q1 2020 and the standard did not have a significant impact on its Unaudited Condensed Consolidated Financial Statements.

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

Deferred Compensation Plan Assets and Liabilities

On December 14, 2018, our Board of Directors adopted the Rocky Brands, Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which became effective January 1, 2019. The Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan in which certain executives are eligible to participate. The deferrals are held in a separate trust, which has been established for the administration of the Deferred Compensation Plan. The trust assets are recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

4.   REVENUE

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2020. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	March 31,	December 31,	March 31,
($ in thousands)	2020	2019	2019
Contract liabilities	$2,551	$4,746	$817

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2019	$4,746
Non-cancelable contracts with customers entered into during the period	663
Revenue recognized related to non-cancelable contracts with customers during the period	(2,858)
Balance, March 31, 2020	$2,551

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 12 for segment disclosures.

5.      TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $262,000, $952,000 and $1,313,000 for the periods ending March 31, 2020, December 31, 2019 and March 31, 2019, respectively.  We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $838,000, $1,050,000 and $950,000 for the periods ending March 31, 2020,  December 31, 2019 and March 31, 2019, respectively.

6.   INVENTORY

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2020	2019	2019
Raw materials	$12,634	$12,466	$13,103
Work-in-process	960	856	1,129
Finished goods	63,620	63,409	55,673
Total	$77,214	$76,731	$69,905

In accordance with ASC 606, the return reserve asset included within inventories was approximately $492,000,  $613,000 and $572,000 for the periods ending March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

7. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
March 31, 2020
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$755	140
Total Intangibles	$30,987	$755	$30,232

	Gross	Accumulated	Carrying
December 31, 2019	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$747	148
Total Intangibles	$30,987	$747	$30,240

	Gross	Accumulated	Carrying
March 31, 2019	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$723	172
Customer Relationships	-	-	-
Total Intangibles	$30,987	$723	$30,264

The weighted average life for our patents is 3.6 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2020	2019
Amortization expense	$8	$9

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2020	$31
2021	26
2022	22
2023	20
2024	17
2025	12
2026+	20

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

The total amount available under our Credit Facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of March 31, 2020, we had total capacity of $60.3 million.

As of March 31, 2020, we had $20.0 million in outstanding borrowings against the Credit Facility with an effective rate of 1.92%. As of December 31, 2019 and March 31, 2019, respectively, we had no outstanding borrowings against our Credit Facility.

Credit Facility Covenants

Our Credit Facility contains restrictive covenants which require us to maintain a fixed charge coverage ratio.  These restrictive covenants are only in effect upon a triggering event taking place. Our Credit Facility contains restrictions on the amount of dividends that may be paid. During the three months ended March 31, 2020 and 2019, there were no triggering events and the covenant was not in effect.

9.   TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2016
Various U.S. States	2015
Puerto Rico (U.S. Territory)	2014
Canada	2014

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three months ended March 31, 2020 and 2019.  We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rate was 21.0% for the three months ended March 31, 2020 and 2019, respectively.

10.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31,
(shares in thousands)	2020	2019

Basic - weighted average shares outstanding	7,351	7,382
Dilutive restricted share units	-	3
Dilutive stock options	35	49
Diluted - weighted average shares outstanding	7,386	7,434
Anti-dilutive securities	151	75

11.   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
($ in thousands)	2020	2019

Interest paid	$19	$72

Federal, state, and local income taxes paid, net	$-	$3,476

Change in contract receivables, net	$2,195	$817

Change in contract liabilities, net	$(2,195)	$(817)

Property, plant, and equipment purchases in accounts payable	$1,308	$520

12. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
($ in thousands)	2020	2019
NET SALES:
Wholesale	$34,986	$42,389
Retail	16,890	15,439
Military	3,844	8,101
Total Net Sales	$55,720	$65,929

GROSS MARGIN:
Wholesale	$11,241	$14,375
Retail	7,454	6,675
Military	625	1,928
Total Gross Margin	$19,320	$22,978

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

COVID-19- We are monitoring and responding to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. We are experiencing multiple challenges related to the pandemic and these challenges are anticipated to have an effect on our overall business for the remainder of fiscal 2020. Our most significant impacts from COVID-19 relate to channel shifts and a decrease in production. Our manufacturing facilities are experiencing varying levels of production impacts, including reduced volumes due to a decrease in demand, planned implementation of additional worker health precautions, worker absenteeism and government mandated temporary COVID-19 closures. The health and safety of our team members is our top priority and to protect our employees, we are implementing all measures recommended by the Centers for Disease Control and Prevention (“CDC”). We will continue to proactively manage the Company and its operations through the pandemic, however we cannot predict the ultimate impact that COVID-19 will have on our short- and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic. Our liquidity is expected to be adequate to continue to run our operations and meet our obligations as they become due.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on 10-K for the year ended December 31, 2019.

	Three Months Ended
	March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	65.3	65.1
Gross margin	34.7	34.9
Operating expenses	32.0	28.0
Income from operations	2.6%	6.8%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$34,986	$42,389	$(7,403)	(17.5)%
Retail	16,890	15,439	1,451	9.4
Military	3,844	8,101	(4,257)	(52.5)
Total Net Sales	$55,720	$65,929	$(10,209)	(15.5)%

Wholesale sales decreased due to some early softness from the pull forward on certain deliveries ahead of price increases that went into effect on January 1, 2020. We also experienced a decrease due to COVID-19, as several states announced closures of all non-essential businesses and implemented stay-at-home directives, which cut back planned deliveries and replenishment orders.

Retail sales increased primarily due to our direct to consumer e-commerce business which we believe is attributable to both recent investments aimed at increasing traffic and conversion rates as well as an increase in online shopping due to the COVID-19 crisis.

Military sales decreased in part due to less scheduled orders in the first quarter of 2020, as well as due to a temporary closure of our manufacturing facility in Puerto Rico because of the COVID-19 crisis.

	Three Months Ended
	March 31,
($ in thousands)	2020	2019	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$11,241	$14,375	$(3,134)
Margin %	32.1%	33.9%	(1.8)%
Retail Margin $'s	$7,454	$6,675	$779
Margin %	44.1%	43.2%	0.9%
Military Margin $'s	$625	$1,928	$(1,303)
Margin %	16.3%	23.8%	(7.5)%
Total Margin $'s	$19,320	$22,978	$(3,658)
Margin %	34.7%	34.9%	(0.2)%

Wholesale gross margin decreased year over year due to adjustments related to the overhead and payroll expenses incurred during the temporary closure of our manufacturing facilities due to COVID-19. These expenses were partially offset by the employee retention credit tied to the CARES Act of 2020. The net effect of these expenses and credits were approximately $664,000. On an adjusted basis, 2020 first quarter margins were 33.8%.

Retail gross margin increased as a higher percentage of our total retail sales were tied to our direct to consumer business which carries higher margins than our Lehigh business.

Military gross margin decreased year over year due to adjustments related to the overhead and payroll expenses incurred during the temporary closure of our manufacturing facilities due to COVID-19. These expenses were partially offset by the employee retention credit tied to the CARES Act of 2020. The net effect of these expenses and credits were approximately $324,000. On an adjusted basis, 2020 first quarter margins increased to 26.5% as we continued to see stronger initial margins and better efficiencies at our Puerto Rico facility.

	Three Months Ended
	March 31,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$17,807	$18,479	$(672)	(3.6)%
% of Net Sales	32.0%	28.0%	4.0%

The increase in operating expenses as a percentage of was due to revenue shortfalls tied to the impact of COVID-19.

	Three Months Ended
	March 31,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$316	$959	$(643)	(67.0)%
Effective Tax Rate	21.0%	21.0%	-%

The effective tax rate remained at 21.0% for the first three months of 2020 and 2019, respectively.

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

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $2.3 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

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

Cash Flows

	Three Months Ended
	March 31,
($ in millions)	2020	2019
Operating activities	$14.1	$9.8
Investing activities	(3.4)	(1.8)
Financing activities	18.0	(0.6)
Net change in cash and cash equivalents	$28.7	$7.4

Operating Activities.  Cash provided by operating activities was primarily impacted by an increase in accounts payable and decreases in accounts receivable for the three months ended March 31, 2020.  Cash provided by operating activities was primarily impacted by an increase in accounts payable and decrease in accounts receivable and inventory, partially offset by decreases in accrued and other liabilities for the three months ended March 31, 2019.

Investing Activities. Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the three months ended March 31, 2020 and 2019.

Financing Activities.  Cash used in financing activities was primarily related to proceeds from the revolving credit facility, partially offset by payments of dividends on our common stock for the three months ended March 31, 2020.  Cash used in financing activities was primarily related to the payments of dividends on our common stock for the three months ended March 31, 2019.

Inflation

Our financial performance is influenced by factors such as higher raw material costs as well as higher salaries and employee benefits.  Management attempts to minimize or offset the effects of inflation through increased selling prices, productivity improvements, and cost reductions.  We were able to mitigate the effects of inflation during 2019 due to these factors.  It is anticipated that any inflationary pressures during 2020 could be offset through possible price increases.

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

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our 2019 Form 10-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby.  Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy.  Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “strategy,” “future,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand and expectations, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (filed March 6, 2020), and other factors detailed from time to time in our filings with the Securities and Exchange Commission.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We assume no obligation to update any forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk as disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1A - RISK FACTORS

The COVID-19 outbreak has had, and may continue to have, an adverse impact on our business, financial condition and results of operations.

The World Health Organization declared the novel coronavirus (COVID-19), first identified in Wuhan, China, a pandemic in March 2020.  Our business, financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 outbreak.  The COVID-19 outbreak has affected nearly all regions of the world, and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas.  This has and could continue to negatively affect the global economy, including reduced consumer spending and disruption of manufacturing and global supply chains.  We cannot predict the degree to which our business, financial condition and results of operations will be affected by the COVID-19 pandemic, and the effects could be material.  Potential impacts to our business, financial condition and results of operations include:

•

Disruption to our supplier and third party manufacturing partners and vendors and logistics providers, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures;

•

Disruption to our own manufacturing, distribution, and general office facilities and operations, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures, including for additional cleaning and disinfection procedures;

•	Closure or reduced operations of brick and mortar retail stores and reductions in customer traffic, which adversely affects our wholesale channel;
•	Lower performance of customers in our wholesale channel, which may result in reduction or cancellation of future orders;

•

Closure or reduced operations of manufacturing and other facilities and businesses served by our Lehigh Custom Fit business, resulting in reductions in future orders, which adversely affects our retail channel;

•	Reductions in consumer spending due to macroeconomic conditions caused by the COVID-19 pandemic, including decreased disposable income and increased unemployment, which may result in decreased sales.

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations and financial condition.

There have been no additional material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or units)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)

January 1, 2020 - January 31, 2020	-	-	$7,500,000
February 1, 2020 - February 29, 2020	-	-	7,500,000
March 1, 2020 - March 31, 2020	50,381	$19.85	6,500,013
Total	50,381	$19.85	$6,500,013

(1)	The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.
(2)

The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On February 28, 2020,  the Company announced a $7,500,000 share repurchase plan. The repurchase program terminates on February 28, 2021. This program is replacing the $7,500,000 share repurchase plan that was announced on March 4, 2019 that expired on February 28, 2020.

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: May 7, 2020	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)