Form 10-Q
period 2020-06-30
ROCKY BRANDS, INC.
filed 2020-08-06
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34382

ROCKY BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Ohio	No. 31-1364046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 East Canal Street, Nelsonville, Ohio 45764
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (740) 753-9100

Title of class	Trading symbol	Name of exchange on which registered
Common Stock - No Par Value	RCKY	Nasdaq

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

There were 7,315,129 shares of the Registrant's Common Stock outstanding on July 31, 2020.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,	June 30,
	2020	2019	2019
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$25,832	$15,518	$15,715
Trade receivables – net	35,362	45,585	40,910
Contract receivables	1,254	4,746	1,959
Other receivables	402	366	152
Inventories – net	74,546	76,731	77,458
Income tax receivable	-	150	1,361
Prepaid expenses	3,358	3,030	2,819
Total current assets	140,754	146,126	140,374
LEASED ASSETS	1,554	1,743	1,282
PROPERTY, PLANT & EQUIPMENT – net	28,450	27,423	24,041
IDENTIFIED INTANGIBLES – net	30,224	30,240	30,256
OTHER ASSETS	348	294	279
TOTAL ASSETS	$201,330	$205,826	$196,232

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$15,962	$15,776	$20,182
Contract liabilities	1,254	4,746	1,959
Accrued expenses:
Salaries and wages	1,304	3,044	2,100
Taxes - other	778	967	667
Accrued freight	417	867	476
Commissions	392	608	491
Accrued duty	3,954	3,824	2,603
Other	2,176	1,702	1,767
Total current liabilities	26,237	31,534	30,245
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	967	1,158	776
DEFERRED INCOME TAXES	8,108	8,108	7,780
DEFERRED LIABILITIES	219	201	221
TOTAL LIABILITIES	35,700	41,170	39,191
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2020 - 7,312,217; December 31, 2019 - 7,354,970 and June 30, 2019 - 7,393,851	67,390	67,993	69,013
Retained earnings	98,240	96,663	88,028
Total shareholders' equity	165,630	164,656	157,041
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$201,330	$205,826	$196,232

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET SALES	$56,186	$61,959	$111,905	$127,888
COST OF GOODS SOLD	36,724	40,518	73,124	83,469
GROSS MARGIN	19,462	21,441	38,781	44,419

OPERATING EXPENSES	16,363	17,498	34,169	35,976

INCOME FROM OPERATIONS	3,099	3,943	4,612	8,443

OTHER (EXPENSES) INCOME	(48)	52	(57)	117

INCOME BEFORE INCOME TAXES	3,051	3,995	4,555	8,560

INCOME TAX EXPENSE	609	839	925	1,798

NET INCOME	$2,442	$3,156	$3,630	$6,762

INCOME PER SHARE
Basic	$0.33	$0.43	$0.50	$0.92
Diluted	$0.33	$0.42	$0.49	$0.91
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,312	7,388	7,332	7,388
Diluted	7,334	7,431	7,360	7,436

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2018	7,368	$68,387	$-	$83,188	$151,575

SIX MONTHS ENDED JUNE 30, 2019
Net income				$3,605	$3,605
Dividends paid on common stock ($0.12 per share)				(886)	(886)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	17	$294			294
Stock compensation expense	6	168			168
BALANCE - March 31, 2019	7,391	$68,849	$-	$85,907	$154,756

Net income				$3,156	$3,156
Dividends paid on common stock ($0.14 per share)				(1,035)	(1,035)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	3	$164			164
BALANCE - June 30, 2019	7,394	$69,013	$-	$88,028	$157,041

BALANCE - December 31, 2019	7,355	$67,993	$-	$96,663	$164,656

SIX MONTHS ENDED JUNE 30, 2020
Net income				$1,188	$1,188
Dividends paid on common stock ($0.14 per share)				(1,030)	(1,030)
Repurchase of common stock	(50)	$(1,000)			(1,000)
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	4	202			202
BALANCE - March 31, 2020	7,309	$67,195	$-	$96,821	$164,016

Net income				$2,442	$2,442
Dividends paid on common stock ($0.14 per share)				(1,023)	(1,023)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	3	$195			195
BALANCE - June 30, 2020	7,312	$67,390	$-	$98,240	$165,630

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,630	$6,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,538	2,545
Deferred compensation	-	74
Loss on disposal of fixed assets	-	7
Stock compensation expense	397	332
Change in assets and liabilities:
Receivables	13,829	1,276
Inventories	2,185	(4,636)
Other current assets	(1,558)	(2,737)
Other assets	(54)	(113)
Accounts payable	2,184	6,581
Accrued and other liabilities	(4,814)	538
Income taxes payable	578	-
Net cash provided by operating activities	18,915	10,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,548)	(3,459)
Net cash used in investing activities	(5,548)	(3,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	20,000	-
Repayments on revolving credit facility	(20,000)	-
Proceeds from stock options	-	294
Repurchase of common stock	(1,000)	-
Dividends paid on common stock	(2,053)	(1,922)
Net cash (used in) financing activities	(3,053)	(1,628)

INCREASE IN CASH AND CASH EQUIVALENTS	10,314	5,542

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	15,518	10,173
END OF PERIOD	$25,832	$15,715

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.

2. ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

We are currently evaluating the impact of certain Accounting Standards Updates (“ASU”) on its Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements:

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

		Q1 2023 as long as we continue to qualify as a smaller reporting company	We are evaluating the impacts of the new standard on our existing financial instruments, including trade receivables.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

This pronouncement is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

		Q1 2021	We are evaluating the impacts of the new standard on our Consolidated Financial Statements.

Accounting Standards Adopted in the Current Year

Standard	Description	Effect on the financial statements or other significant matters
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

We adopted the new standard in Q1 2020 and the standard did not have a significant impact on our Consolidated Financial Statements.

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

The fair value accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This standard also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities.

•Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The fair values of cash and cash equivalents, receivables, and payables approximate their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amounts of our long-term credit facility and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our revolving line of credit is categorized as Level 2.

Deferred Compensation Plan Assets and Liabilities

On December 14, 2018, our Board of Directors adopted the Rocky Brands, Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which became effective January 1, 2019. The Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan in which certain executives are eligible to participate. The deferrals are held in a separate trust, which has been established for the administration of the Deferred Compensation Plan. The trust assets are recorded within prepaid expenses in the accompanying unaudited consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying unaudited consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2020. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	June 30,	December 31,	June 30,
($ in thousands)	2020	2019	2019
Contract liabilities	$1,254	$4,746	$1,959

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2019	$4,746
Non-cancelable contracts with customers entered into during the period	2,478
Revenue recognized related to non-cancelable contracts with customers during the period	(5,970)
Balance, June 30, 2020	$1,254

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 12 for segment disclosures.

5. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $278,000, $952,000 and $1,266,000 for the periods ending June 30, 2020, December 31, 2019 and June 30, 2019, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $805,000, $1,050,000 and $842,000 for the periods ending June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

6. INVENTORY

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2020	2019	2019
Raw materials	$14,130	$12,466	$12,947
Work-in-process	1,189	856	1,048
Finished goods	59,227	63,409	63,463
Total	$74,546	$76,731	$77,458

In accordance with ASC 606, the return reserve asset included within inventories was approximately $473,000, $613,000 and $508,000 for the periods ending June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

7. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
June 30, 2020
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$763	132
Total Intangibles	$30,987	$763	$30,224

	Gross	Accumulated	Carrying
December 31, 2019	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$747	148
Total Intangibles	$30,987	$747	$30,240

	Gross	Accumulated	Carrying
June 30, 2019	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$731	164
Total Intangibles	$30,987	$731	$30,256

The weighted average life for our patents is 3.5 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2020	2019	2020	2019
Amortization expense	$8	$9	$16	$17

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2020	$31
2021	26
2022	22
2023	20
2024	17
2025	12
2026+	20

8. LONG-TERM DEBT

On February 13, 2019, we entered into a Revolving Credit, Guaranty, and Security Agreement (“Credit Agreement”) with the Huntington National Bank, as administrative agent. The Credit Agreement provides for a new senior secured asset-based revolving credit facility up to a principal amount of $75 million, which includes a sublimit for the issuance of letters of credit up to $7.5 million (the “Credit Facility”). The Credit Facility may be increased up to an additional $25 million at our request and the lenders’ option, subject to customary conditions. The Credit Agreement matures on February 13, 2024.

Revolver Pricing Level		Average Excess Revolver Availability for Previous Quarter	Applicable Spread Rates for Eurodollar Rate Revolving Advances	Applicable Spread Rates for Domestic Rate Revolving Advances
I		$25,000,000+	1.00%	(0.50)%
II		$17,500,000 to < 25,000,000	1.25%	(0.50)%
III		$10,000,000 to < 17,500,000	1.50%	(0.25)%
IV	$	< 10,000,000	1.75%	0.00%

The total amount available under our Credit Facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of June 30, 2020, we had total capacity of $60.0 million.

We had no outstanding borrowings against the Credit Facility for the periods ending June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

Credit Facility Covenants

Our Credit Facility contains restrictive covenants which require us to maintain a fixed charge coverage ratio. These restrictive covenants are only in effect upon a triggering event taking place. Our Credit Facility contains restrictions on the amount of dividends that may be paid. During the six months ended June 30, 2020 and 2019, there were no triggering events and the covenant was not in effect.

9. TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2016
Various U.S. States	2015
Puerto Rico (U.S. Territory)	2014
Canada	2014

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and six months ended June 30, 2020 and 2019. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rates for the three and six months ended June 30, 2020 and 2019 are as follows

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2020	2019	2020	2019
Effective Tax Rate	20.0%	21.0%	20.3%	21.0%

10. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in thousands)	2020	2019	2020	2019

Basic - weighted average shares outstanding	7,312	7,388	7,332	7,388
Dilutive restricted share units	-	2	-	3
Dilutive stock options	22	41	28	45
Diluted - weighted average shares outstanding	7,334	7,431	7,360	7,436
Anti-dilutive securities	188	81	187	75

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended
	June 30,
($ in thousands)	2020	2019

Interest paid	$118	$82

Federal, state, and local income taxes paid, net	$7	$5,326

Change in contract receivables, net	$3,492	$(1,959)

Change in contract liabilities, net	$(3,492)	$1,959

Property, plant, and equipment purchases in accounts payable	$462	$741

12. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2020	2019	2020	2019
NET SALES:
Wholesale	$34,281	$40,629	$69,267	$83,018
Retail	16,329	14,105	33,218	29,544
Military	5,576	7,225	9,420	15,326
Total Net Sales	$56,186	$61,959	$111,905	$127,888

GROSS MARGIN:
Wholesale	$10,776	$13,403	$22,017	$27,778
Retail	7,853	6,102	15,307	12,778
Military	833	1,936	1,457	3,863
Total Gross Margin	$19,462	$21,441	$38,781	$44,419

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

COVID-19- We are monitoring and responding to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. We are experiencing multiple challenges related to the pandemic and these challenges are anticipated to have an effect on our overall business for the remainder of fiscal 2020. Our most significant impacts from COVID-19 relate to channel shifts and a decrease in production. We saw sales shift from our wholesale channel to our retail channel as more consumers began using our online platforms while some stores were closed and several states were on mandatory stay at home orders. Our manufacturing facilities are experiencing varying levels of production impacts, including reduced volumes due to a decrease in demand, planned implementation of additional worker health precautions, worker absenteeism and government mandated temporary COVID-19 closures. The health and safety of our team members is our top priority and to protect our employees, we are implementing all measures recommended by the Centers for Disease Control and Prevention (“CDC”). We will continue to proactively manage the Company and its operations through the pandemic; however, we cannot predict the ultimate impact that COVID-19 will have on our short- and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic.

Our liquidity is expected to be adequate to continue to run our operations and meet our obligations as they become due. During the second quarter, we repaid our draw down on our line of credit that was accessed as a precautionary measure at the beginning of the COVID-19 pandemic.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.4	65.4	65.3	65.3
Gross margin	34.6	34.6	34.7	34.7
Operating expenses	29.1	28.2	30.5	28.1
Income from operations	5.5%	6.4%	4.2%	6.6%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended
	June 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$34,281	$40,629	$(6,348)	(15.6)%
Retail	16,329	14,105	2,224	15.8
Military	5,576	7,225	(1,649)	(22.8)
Total Net Sales	$56,186	$61,959	$(5,773)	(9.3)%

Wholesale sales decreased primarily due to the COVID-19 pandemic, as several states announced closures of all non-essential businesses and implemented stay-at-home directives, which cut back planned deliveries and replenishment orders.

Retail sales increased primarily due to our direct to consumer e-commerce business which we believe is attributable to both recent investments aimed at increasing traffic and conversion rates as well as an increase in online shopping due to the COVID-19 pandemic.

Military sales decreased in part due to less scheduled orders in the second quarter of 2020, as well as due to a temporary closure of our manufacturing facility in Puerto Rico because of the COVID-19 pandemic.

	Three Months Ended
	June 30,
($ in thousands)	2020	2019	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$10,776	$13,403	$(2,627)
Margin %	31.4%	33.0%	(1.6)%
Retail Margin $'s	$7,853	$6,102	$1,751
Margin %	48.1%	43.3%	4.8%
Military Margin $'s	$833	$1,936	$(1,103)
Margin %	14.9%	26.8%	(11.9)%
Total Margin $'s	$19,462	$21,441	$(1,979)
Margin %	34.6%	34.6%	-%

Wholesale gross margin decreased year over year due to adjustments related to the temporary closure of our manufacturing facilities as a result of the COVID-19 pandemic. These adjustments were related to overhead, payroll expenses and supplies which were incurred during the period. The effect of these expenses was approximately $656,000. Adjusting for the previously mentioned incurred expenses, our 2020 second quarter wholesale margins were 33.3%.

Retail gross margin increased as a higher percentage of our total retail sales were tied to our direct to consumer business which carries higher margins than our Lehigh business.

Military gross margin decreased year over year due to adjustments related to the temporary closure of our manufacturing facilities as a result of the COVID-19 pandemic. These adjustments were related to overhead, payroll expenses and supplies which were incurred during the period. The effect of these expenses was approximately $330,000. Adjusting for the previously mentioned incurred expenses, our 2020 second quarter military margins were 20.9%.

	Three Months Ended
	June 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$16,363	$17,498	$(1,135)	(6.5)%
% of Net Sales	29.1%	28.2%	0.9%

The increase in operating expenses as a percentage of sales was due to revenue shortfalls in our wholesale channel and increased revenue in our retail channel which carry higher variable costs. The wholesale revenue shortfalls are tied to the impact of the COVID-19 pandemic.

	Three Months Ended
	June 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$609	$839	$(230)	(27.4)%
Effective Tax Rate	20.0%	21.0%	(1.0)%

The effective tax rate decreased slightly in the second quarter of 2020 as our current estimates expect our yearly effective tax rate to be 20.3%.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended
	June 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$69,267	$83,018	$(13,751)	(16.6)%
Retail	33,218	29,544	3,674	12.4
Military	9,420	15,326	(5,906)	(38.5)
Total Net Sales	$111,905	$127,888	$(15,983)	(12.5)%

Wholesale sales decreased due to some early softness from the pull forward from our retail partners on certain deliveries ahead of price increases that went into effect on January 1, 2020. We also experienced a decrease due to COVID-19, as several states announced closures of all non-essential businesses and implemented stay-at-home directives, which cut back planned deliveries and replenishment orders.

Retail sales increased primarily due to our direct to consumer e-commerce business which we believe is attributable to both recent investments aimed at increasing traffic and conversion rates as well as an increase in online shopping due to the COVID-19 pandemic.

Military sales decreased in part due to less scheduled orders in the first half of 2020, as well as due to a temporary closure of our manufacturing facility in Puerto Rico because of the COVID-19 pandemic.

	Six Months Ended
	June 30,
($ in thousands)	2020	2019	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$22,017	$27,778	$(5,761)
Margin %	31.8%	33.5%	(1.7)%
Retail Margin $'s	$15,307	$12,778	$2,529
Margin %	46.1%	43.3%	2.8%
Military Margin $'s	$1,457	$3,863	$(2,406)
Margin %	15.5%	25.2%	(9.7)%
Total Margin $'s	$38,781	$44,419	$(5,638)
Margin %	34.7%	34.7%	-%

Wholesale gross margin decreased year over year due to adjustments related to the overhead, payroll expenses and supplies incurred during the temporary closure of our manufacturing facilities due to the COVID-19 pandemic. These expenses were partially offset by the employee retention credit tied to the CARES Act of 2020. The net effect of these closure related expenses and employee retention credits was approximately $1,320,000. Adjusting for the previously mentioned expenses and credits, our 2020 first half wholesale margins were 33.7%.

Retail gross margin increased as a higher percentage of our total retail sales were tied to our direct to consumer business which carries higher margins than our Lehigh business.

Military gross margin decreased year over year due to adjustments related to the overhead, payroll expenses and supplies incurred during the temporary closure of our manufacturing facilities due to the COVID-19 pandemic. These expenses were partially offset by the employee retention credit tied to the CARES Act of 2020. The net effect of these closure related expenses and employee retention credits was approximately $654,000. Adjusting for the previously mentioned expenses and credits, our 2020 first half military margins were 22.4%.

	Six Months Ended
	June 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$34,169	$35,976	$(1,807)	(5.0)%
% of Net Sales	30.5%	28.1%	2.4%

The increase in operating expenses as a percentage of was due to revenue shortfalls tied to the impact of the COVID-19 pandemic.

	Six Months Ended
	June 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$925	$1,798	$(873)	(48.6)%
Effective Tax Rate	20.3%	21.0%	(0.7)%

The effective tax rate decreased slightly in the first half of 2020 as our current estimates expect our yearly effective tax rate to be 20.3%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital, dividend payments and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $3.5 million for the six months ended June 30, 2020 and 2019.

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

Cash Flows

	Six Months Ended
	June 30,
($ in millions)	2020	2019
Operating activities	$18.9	$10.6
Investing activities	(5.5)	(3.5)
Financing activities	(3.1)	(1.6)
Net change in cash and cash equivalents	$10.3	$5.5

Operating Activities. Cash provided by operating activities was primarily impacted by an increase in accounts payable and decreases in accounts receivable and inventory for the six months ended June 30, 2020. Cash provided by operating activities was primarily impacted by an increase in inventory and accounts payable, partially offset by a decrease in accounts receivable for the six months ended June 30, 2019.

Investing Activities. Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the six months ended June 30, 2020 and 2019, respectively.

Financing Activities. Cash used in financing activities was primarily related to the payments of dividends on our common stock and repurchases of common stock for the six months ended June 30, 2020. Cash used in financing activities primarily related to payments of dividends on our common stock for the six months ended June 30, 2019.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “strategy,” “future,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand and expectations, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (filed March 6, 2020) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (filed May 7, 2020), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The World Health Organization declared the novel coronavirus (COVID-19), first identified in Wuhan, China, a pandemic in March 2020.  Our business, financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 outbreak.  The COVID-19 outbreak has affected nearly all regions of the world, and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas.  This has and could continue to negatively affect the global economy, including reduced consumer spending and disruption of manufacturing and global supply chains.  We cannot predict the degree to which our business, financial condition and results of operations will be affected by the COVID-19 pandemic, and the effects could be material.  Potential impacts to our business, financial condition and results of operations include:

•Disruption to our supplier and third party manufacturing partners and vendors and logistics providers, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures;

•Disruption to our own manufacturing, distribution, and general office facilities and operations, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures, including for additional cleaning and disinfection procedures;

•Closure or reduced operations of brick and mortar retail stores and reductions in customer traffic, which adversely affects our wholesale channel;

•Lower performance of customers in our wholesale channel, which may result in reduction or cancellation of future orders;

•Closure or reduced operations of manufacturing and other facilities and businesses served by our Lehigh Custom Fit business, resulting in reductions in future orders, which adversely affects our retail channel;

•Reductions in consumer spending due to macroeconomic conditions caused by the COVID-19 pandemic, including decreased disposable income and increased unemployment, which may result in decreased sales.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or units)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)

April 1, 2020 - April 30, 2020	-	-	$6,500,013
May 1, 2020 - May 31, 2020	-	-	6,500,013
June 1, 2020 - June 30, 2020	-	-	6,500,013
Total	-	$-	$6,500,013

(1)The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorizations.

(2)The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On February 28, 2020, the Company announced a $7,500,000 share repurchase plan. The repurchase program terminates on February 28, 2021. This program is replacing the $7,500,000 share repurchase plan that was announced on March 4, 2019 that expired on February 28, 2020.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* 101.LAB* 101.PRE* 104*

Inline XBRL Taxonomy Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 6, 2020	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)