Form 10-Q
period 2020-09-30
ROCKY BRANDS, INC.
filed 2020-11-05
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 7,242,431 shares of the Registrant's Common Stock outstanding on October 31, 2020.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,	September 30,
	2020	2019	2019
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$19,947	$15,518	$6,440
Trade receivables – net	49,188	45,585	50,700
Contract receivables	-	4,746	2,036
Other receivables	364	366	310
Inventories – net	80,655	76,731	82,881
Income tax receivable	-	150	-
Prepaid expenses	3,611	3,030	2,656
Total current assets	153,765	146,126	145,023
LEASED ASSETS	1,399	1,743	1,781
PROPERTY, PLANT & EQUIPMENT – net	31,325	27,423	25,150
IDENTIFIED INTANGIBLES – net	30,216	30,240	30,248
OTHER ASSETS	355	294	293
TOTAL ASSETS	$217,060	$205,826	$202,495

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$23,834	$15,776	$20,531
Contract liabilities	-	4,746	1,936
Accrued expenses:
Salaries and wages	3,813	3,044	2,791
Taxes - other	789	967	624
Accrued freight	729	867	495
Commissions	544	608	488
Accrued duty	4,586	3,824	2,597
Income tax payable	422	-	19
Other	1,563	1,702	1,766
Total current liabilities	36,280	31,534	31,247
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	833	1,158	1,188
DEFERRED INCOME TAXES	8,108	8,108	7,780
DEFERRED LIABILITIES	238	201	230
TOTAL LIABILITIES	45,628	41,170	40,614
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2020 - 7,276,379; December 31, 2019 - 7,354,970 and September 30, 2019 - 7,403,219	66,604	67,993	69,273
Retained earnings	104,828	96,663	92,608
Total shareholders' equity	171,432	164,656	161,881
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$217,060	$205,826	$202,495

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET SALES	$77,785	$67,179	$189,691	$195,067
COST OF GOODS SOLD	47,952	42,165	121,077	125,633
GROSS MARGIN	29,833	25,014	68,614	69,434

OPERATING EXPENSES	20,175	18,027	54,344	54,004

INCOME FROM OPERATIONS	9,658	6,987	14,270	15,430

OTHER (EXPENSES) INCOME	(55)	43	(112)	160

INCOME BEFORE INCOME TAXES	9,603	7,030	14,158	15,590

INCOME TAX EXPENSE	1,992	1,414	2,917	3,212

NET INCOME	$7,611	$5,616	$11,241	$12,378

INCOME PER SHARE
Basic	$1.04	$0.76	$1.54	$1.67
Diluted	$1.04	$0.75	$1.53	$1.66
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	7,306	7,400	7,323	7,392
Diluted	7,336	7,455	7,352	7,443

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2018	7,368	$68,387	$-	$83,188	$151,575

NINE MONTHS ENDED SEPTEMBER 30, 2019
Net income				$3,605	$3,605
Dividends paid on common stock ($0.12 per share)				(886)	(886)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	17	$294			294
Stock compensation expense	6	168			168
BALANCE - March 31, 2019	7,391	$68,849	$-	$85,907	$154,756

Net income				$3,156	$3,156
Dividends paid on common stock ($0.14 per share)				(1,035)	(1,035)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	3	$164			164
BALANCE - June 30, 2019	7,394	$69,013	$-	$88,028	$157,041

Net income				$5,616	$5,616
Dividends paid on common stock ($0.14 per share)				(1,036)	(1,036)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	7	$96			96
Stock compensation expense	2	164			164
BALANCE - September 30, 2019	7,403	$69,273	$-	$92,608	$161,881

BALANCE - December 31, 2019	7,355	$67,993	$-	$96,663	$164,656

NINE MONTHS ENDED SEPT 30, 2020
Net income				$1,188	$1,188
Dividends paid on common stock ($0.14 per share)				(1,030)	(1,030)
Repurchase of common stock	(50)	$(1,000)			(1,000)
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	4	202			202
BALANCE - March 31, 2020	7,309	$67,195	$-	$96,821	$164,016

Net income				$2,442	$2,442
Dividends paid on common stock ($0.14 per share)				(1,023)	(1,023)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	3	$194			194
BALANCE - June 30, 2020	7,312	$67,389	$-	$98,240	$165,629

Net income				$7,611	$7,611
Dividends paid on common stock ($0.14 per share)				(1,023)	(1,023)
Repurchase of common stock	(41)	$(1,004)			(1,004)
Stock issued for options exercised, including tax benefits	2	29			29
Stock compensation expense	3	190			190
BALANCE - September 30, 2020	7,276	$66,604	$-	$104,828	$171,432

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,241	$12,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,805	3,767
Deferred compensation	-	74
Loss on disposal of fixed assets	-	7
Stock compensation expense	586	496
Change in assets and liabilities:
Receivables	1,295	(6,747)
Inventories	(3,924)	(10,059)
Other current assets	(1,656)	(3,227)
Other assets	(62)	(115)
Accounts payable	8,989	7,201
Accrued and other liabilities	(2,600)	1,096
Income taxes payable	422	19
Net cash provided by operating activities	18,096	4,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,618)	(6,054)
Proceeds from sales of fixed assets	3	-
Net cash used in investing activities	(8,615)	(6,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options	29	390
Repurchase of common stock	(2,004)	-
Dividends paid on common stock	(3,077)	(2,959)
Net cash (used in) financing activities	(5,052)	(2,569)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,429	(3,733)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	15,518	10,173
END OF PERIOD	$19,947	$6,440

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the whole year. The December 31, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2020. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	September 30,	December 31,	September 30,
($ in thousands)	2020	2019	2019
Contract liabilities	$-	$4,746	$1,936

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2019	$4,746
Non-cancelable contracts with customers entered into during the period	2,478
Revenue recognized related to non-cancelable contracts with customers during the period	(7,224)
Balance, September 30, 2020	$-

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 12 for segment disclosures.

5. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $192,000, $952,000 and $1,251,000 for the periods ending September 30, 2020, December 31, 2019 and September 30, 2019, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $1,198,000, $1,050,000 and $1,073,000 for the periods ending September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

6. INVENTORY

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2020	2019	2019
Raw materials	$12,967	$12,466	$11,909
Work-in-process	1,367	856	946
Finished goods	66,321	63,409	70,026
Total	$80,655	$76,731	$82,881

In accordance with ASC 606, the return reserve asset included within inventories was approximately $654,000, $613,000 and $649,000 for the periods ending September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

7. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
September 30, 2020
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$771	124
Total Intangibles	$30,987	$771	$30,216

	Gross	Accumulated	Carrying
December 31, 2019	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$747	148
Total Intangibles	$30,987	$747	$30,240

	Gross	Accumulated	Carrying
September 30, 2019	Amount	Amortization	Amount
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$739	156
Total Intangibles	$30,987	$739	$30,248

The weighted average life for our patents is 3.4 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2020	2019	2020	2019
Amortization expense	$8	$8	$24	$25

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2020	$31
2021	26
2022	22
2023	20
2024	17
2025	12
2026+	20

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

The total amount available under our Credit Facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of September 30, 2020, we had total capacity of $71.0 million.

We had no outstanding borrowings against the Credit Facility for the periods ending September 30, 2020, December 31, 2019 and September 30, 2019.

Credit Facility Covenants

Our Credit Facility contains restrictive covenants which require us to maintain a fixed charge coverage ratio. These restrictive covenants are only in effect upon a triggering event taking place. Our Credit Facility contains restrictions on the amount of dividends that may be paid. During the nine months ended September 30, 2020 and 2019, there were no triggering events and the covenant was not in effect.

9. TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2016
Various U.S. States	2015
Puerto Rico (U.S. Territory)	2014
Canada	2014

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and nine months ended September 30, 2020 and 2019. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rates for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2020	2019	2020	2019
Effective Tax Rate	20.7%	20.1%	20.6%	20.6%

10. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in thousands)	2020	2019	2020	2019

Basic - weighted average shares outstanding	7,306	7,400	7,323	7,392
Dilutive restricted share units	-	2	-	4
Dilutive stock options	30	53	29	47
Diluted - weighted average shares outstanding	7,336	7,455	7,352	7,443
Anti-dilutive securities	154	43	184	75

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended
	September 30,
($ in thousands)	2020	2019

Interest paid	$132	$101

Federal, state, and local income taxes paid, net	$479	$5,360

Change in contract receivables, net	$4,746	$(2,036)

Change in contract liabilities, net	$(4,746)	$1,936

Property, plant, and equipment purchases in accounts payable	$1,530	$470

12. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments for three and nine months ended September 30, 2020 and 2019 :

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2020	2019	2020	2019
NET SALES:
Wholesale	$56,347	$47,242	$125,614	$130,260
Retail	16,141	14,490	49,359	44,035
Military	5,297	5,447	14,718	20,772
Total Net Sales	$77,785	$67,179	$189,691	$195,067

GROSS MARGIN:
Wholesale	$20,891	$16,379	$42,908	$44,157
Retail	7,531	6,593	22,838	19,371
Military	1,411	2,042	2,868	5,906
Total Gross Margin	$29,833	$25,014	$68,614	$69,434

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

COVID-19

We are monitoring and responding to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. We are experiencing multiple challenges related to the pandemic and these challenges are anticipated to have an effect on our overall business for the remainder of fiscal 2020. Our most significant impacts from COVID-19 relate to channel shifts and a decrease in production. During the first half of 2020, we saw sales shift from our wholesale channel to our retail channel as more consumers began using our online platforms while some stores were closed and several states were on mandatory stay at home orders. We continued to see some of that sales shift in the third quarter, but we also saw an increase in wholesale sales due to some pent-up demand as wholesale doors continued to open and many started resuming normalized hours of operation. Our manufacturing facilities are experiencing varying levels of production impacts, including increased volumes due to an increase in demand in the third quarter of 2020 and carrying over to the fourth quarter. As we continue to adjust to the changing landscape, we ensure that the health and safety of our team members is our top priority and to protect our employees, we are implementing all measures recommended by the Centers for Disease Control and Prevention (“CDC”). We will continue to proactively manage the Company and its operations through the pandemic; however, we cannot predict the ultimate impact that COVID-19 will have on our short- and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.6	62.8	63.8	64.4
Gross margin	38.4	37.2	36.2	35.6
Operating expenses	25.9	26.8	28.6	27.7
Income from operations	12.4%	10.4%	7.5%	7.9%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended
	September 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$56,347	$47,242	$9,105	19.3%
Retail	16,141	14,490	1,651	11.4
Military	5,297	5,447	(150)	(2.8)
Total Net Sales	$77,785	$67,179	$10,606	15.8%

Wholesale sales increased primarily due to a strong demand for our products as stores continued to re-open and consumers started to return to shopping in stores following the initial shutdowns related to the COVID-19 pandemic.

Retail sales increased primarily due to our direct to consumer e-commerce business which we believe is attributable to both recent investments aimed at increasing traffic and conversion rates, as well as an increase in online shopping due to the COVID-19 pandemic.

Military sales decreased slightly due to less scheduled orders as we have had some contracts end within the last year.

	Three Months Ended
	September 30,
($ in thousands)	2020	2019	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$20,891	$16,379	$4,512
Margin %	37.1%	34.7%	2.4%
Retail Margin $'s	$7,531	$6,593	$938
Margin %	46.7%	45.5%	1.2%
Military Margin $'s	$1,411	$2,042	$(631)
Margin %	26.6%	37.5%	(10.9)%
Total Margin $'s	$29,833	$25,014	$4,819
Margin %	38.4%	37.2%	1.2%

Wholesale gross margin increased year over year due to stronger initial margins on some newer products, less discounting, selling fewer discontinued products and some increased efficiencies from our manufacturing facilities.

Retail gross margin increased as a higher percentage of our total retail sales were tied to our direct to consumer business which carries higher margins than our Lehigh business.

Military gross margin decreased year over year as 2019 margins included a $581,000 one-time expense reimbursement to our Puerto Rico facility associated with the temporary closure as a result of Hurricane Maria in 2017. Excluding the one-time reimbursement, gross margins would have been 26.8%.

	Three Months Ended
	September 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$20,175	$18,027	$2,148	11.9%
% of Net Sales	25.9%	26.8%	(0.9)%

The increase in operating expenses was primarily related to an increase in variable expenses tied to the sales increases in our wholesale and retail channels, as well as increased investments in our core brands to help initiate growth and expand within our respective markets. Operating expenses decreased as a % of sales as we were able to leverage our expenses because of the increase in sales.

	Three Months Ended
	September 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,992	$1,414	$578	40.9%
Effective Tax Rate	20.7%	20.1%	0.6%

The effective tax rate increased slightly in the third quarter of 2020 as our current estimates expect our yearly effective tax rate to be 20.6%.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended
	September 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$125,614	$130,260	$(4,646)	(3.6)%
Retail	49,359	44,035	5,324	12.1
Military	14,718	20,772	(6,054)	(29.1)
Total Net Sales	$189,691	$195,067	$(5,376)	(2.8)%

Wholesale sales decreased due to some early softness from the pull forward from our retail partners on certain deliveries ahead of price increases that went into effect on January 1, 2020. We also experienced a decrease in wholesale sales due to COVID-19, as several states announced closures of all non-essential businesses and implemented stay-at-home directives in the first and second quarter of 2020, which cut back planned deliveries and replenishment orders.

Retail sales increased primarily due to our direct to consumer e-commerce business which we believe is attributable to both recent investments aimed at increasing traffic and conversion rates, as well as an increase in online shopping due to the COVID-19 pandemic.

Military sales decreased in part due to less scheduled orders in the first half of 2020, as well as due to a temporary closure of our manufacturing facility in Puerto Rico because of the COVID-19 pandemic.

	Nine Months Ended
	September 30,
($ in thousands)	2020	2019	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$42,908	$44,157	$(1,249)
Margin %	34.2%	33.9%	0.3%
Retail Margin $'s	$22,838	$19,371	$3,467
Margin %	46.3%	44.0%	2.3%
Military Margin $'s	$2,868	$5,906	$(3,038)
Margin %	19.5%	28.4%	(8.9)%
Total Margin $'s	$68,614	$69,434	$(820)
Margin %	36.2%	35.6%	0.6%

Wholesale gross margin increased year over year due to stronger initial margins on some newer products, less discounting, selling less discontinued products and some increased efficiencies from our manufacturing facilities.

Retail gross margin increased as a higher percentage of our total retail sales were tied to our direct to consumer business which carries higher margins than our Lehigh business.

Military gross margin decreased year over year due to adjustments related to the overhead, payroll expenses and supplies incurred during the temporary closure of our manufacturing facilities due to the COVID-19 pandemic. These expenses were partially offset by the employee retention credit tied to the CARES Act of 2020. The net effect of these closure related expenses and employee retention credits was approximately $654,000. Adjusting for the previously mentioned expenses and credits, our 2020 military margins were 23.9%. In 2019, margins included a $581,000 one-time expense reimbursement to our Puerto Rico facility associated with the temporary closure as a result of Hurricane Maria in 2017. Excluding the one-time reimbursement, gross margins would have been 25.6%.

	Nine Months Ended
	September 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$54,344	$54,004	$340	0.6%
% of Net Sales	28.6%	27.7%	0.9%

The increase in operating expenses as a percentage of sales was due to the increase in retail sales which carry higher variable expense costs and the decrease in military sales which do not carry the variable expenses that our wholesale and retail business do.

	Nine Months Ended
	September 30,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$2,917	$3,212	$(295)	(9.2)%
Effective Tax Rate	20.6%	20.6%	-%

The effective tax rate remained flat year over year.

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

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $7.7 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Cash Flows

	Nine Months Ended
	September 30,
($ in millions)	2020	2019
Operating activities	$18.1	$4.9
Investing activities	(8.6)	(6.1)
Financing activities	(5.1)	(2.6)
Net change in cash and cash equivalents	$4.4	$(3.8)

Operating Activities. Cash provided by operating activities was primarily impacted by an increase in accounts payable and decreases in accounts receivable, partially offset by an increase in inventory for the nine months ended September 30, 2020. Cash provided by operating activities was primarily impacted by an increase in inventory and accounts receivable, partially offset by an increase in accounts payable and accrued liabilities for the nine months ended September 30, 2019.

Investing Activities. Cash used in investing activities was primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the nine months ended September 30, 2020 and 2019.

Financing Activities. Cash used in financing activities was primarily related to the payments of dividends on our common stock and repurchases of common stock for the nine months ended September 30, 2020. Cash used in financing activities was primarily related to payments of dividends on our common stock for the nine months ended September 30, 2019.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “strategy,” “future,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand and expectations, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (filed March 6, 2020) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 (filed May 7, 2020) and June 30, 2020 (filed August 6, 2020), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•Closure or reduced operations of manufacturing and other facilities and businesses served by our Lehigh Custom Fit business, resulting in reductions in future orders, which adversely affects our retail channel; and

•Reductions in consumer spending due to macroeconomic conditions caused by the COVID-19 pandemic, including decreased disposable income and increased unemployment, which may result in decreased sales.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or units)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)

July 1, 2020 - July 31, 2020	-	-	$6,500,013
August 1, 2020 - August 31, 2020	8,616	22.61	6,305,205
September 1, 2020 - September 30, 2020	32,534	24.89	5,495,434
Total	41,150	$24.56	$5,495,434

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

ROCKY BRANDS, INC.

Date: November 5, 2020	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)