Form 10-K
period 2020-12-31
ROCKY BRANDS, INC.
filed 2021-03-16
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $140,638,089 on June 30, 2020.

There were 7,250,911 shares of the registrant's Common Stock outstanding on February 28, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

PART I

ITEM 1. BUSINESS.

All references to “we,” “us,” “our,” “Rocky Brands,” or the “Company” in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brand Michelin. In addition, on March 15, 2021, we closed on our acquisition of the performance and lifestyle footwear business of Honeywell International, Inc., which expanded our brand portfolio to include The Original Muck Boot Company ("Muck"), XTRATUF, Servus, NEOS and Ranger brands. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military, and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $44.00 for our value priced products to $345.00 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

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

Competitive Strengths

Our competitive strengths include:

●

Strong portfolio of brands. We believe the Rocky, Georgia Boot, Durango, Lehigh, and Michelin brands, along with our recently acquired Muck, XTRATUF, Servus, NEOS and Ranger Brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, duty, commercial military, and western. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our own brands.

●

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

●

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

●

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

●

Expand into new target markets under existing brands. We believe there is significant opportunity to extend certain of our brands into our other target markets. We intend to continue to introduce products across varying feature sets and price points in order to meet the needs of our customers.

●

Cross-sell our brands to our retailers. We believe that many retailers of our brands target consumers with similar characteristics and, as a result, we believe there is significant opportunity to offer each of our retailers a broader assortment of footwear and apparel that target multiple markets and span a range of feature sets and price points.

●

Expand business internationally. We intend to extend certain of our brands into international markets.  We believe this is a significant opportunity because of the long history and authentic heritage of these brands. We intend on growing our business internationally through a network of distributors.

●

Grow our e-commerce business. We intend to drive business to our branded e-commerce websites as well as third party marketplace platforms. We believe there is an opportunity to capitalize on the changes in the market to online shopping as we focus advertising efforts and maximize our distribution facility which is an Amazon Prime certified fulfillment center.

●

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

●

Acquire or develop new brands. We intend to continue to acquire or develop new brands that are complementary to our portfolio and could leverage our operational infrastructure and distribution network. In March 2021, we were able to implement this strategy with the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc., which expanded our brand portfolio to include Muck, XTRATUF, Servus, NEOS and Ranger brands.

Product Lines

Our product lines consist of high-quality products that target the following markets:

●

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

●	Western. Our western product line currently consists of authentic footwear products marketed to farmers and ranchers who generally live in rural communities in North America.

●

Commercial Military. Our commercial military product line consists of footwear products marketed to military personnel as a substitute for the government issued military boots. Our commercial military boots are designed to be comfortable, lightweight, and durable and are marketed under the Rocky brand name.

●

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

●

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

●

U.S. Military. Our U.S. military product line consists of footwear products designed specifically for U.S. military personnel.  These footwear products are designed and manufactured to meet the rigorous specification requirements, which include lightweight, durable, waterproof footwear products manufactured in the U.S.A. The U.S. military products are marketed under the Rocky Brand name.

Our products are marketed under four well-recognized, proprietary brands, Rocky, Georgia Boot, Durango, and Lehigh, in addition to the licensed brand Michelin. In addition, we have acquired Muck, XTRATUF, Servus, NEOS and Ranger brands as a part of our recent acquisition of the performance and lifestyle footwear business of Honeywell International, Inc.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our six target markets and offer our products at a range of suggested retail price points: $52.00 to $335.00 for our footwear products, $42.00 to $135.00 for tops and bottoms in our apparel lines and $13.00 to $60.00 for our basic and technical outerwear.

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

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear. Georgia Boot footwear is sold at suggested retail price points ranging from $62.00 to $255.00. This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments. Many of our boots incorporate steel toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the workplace. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

In addition, we market a line of Georgia Boot footwear to brand loyal consumers for hunting and other outdoor activities. These products are primarily all leather boots distributed in the western and southwestern states where hunters do not require camouflaged boots or other technical features incorporated in our Rocky footwear.

Durango

Durango is our moderately priced, high quality line of western footwear. Launched in 1965, the brand has developed broad appeal and earned a reputation for authenticity and quality in the western footwear and apparel market. Our current line of products is offered at suggested retail price points ranging from $66.00 to $345.00, and we market products designed for both work and casual wear. Our Durango line of products primarily targets farm and ranch workers who live in the heartland where western influenced footwear and apparel is worn for work and casual wear and, to a lesser extent, this line appeals to urban consumers enamored with western influenced fashion. Many of our western boots marketed to farm and ranch workers are designed to be durable, including special “barn yard acid resistant” leathers to maintain integrity of the uppers, and incorporate our proprietary “Comfort Core” system to increase ease of wear and reduce foot fatigue. Other products in the Durango line that target casual and fashion-oriented consumers have colorful leather uppers and shafts with ornate stitch patterns and are offered for men, women and children.

Lehigh

The Lehigh brand was launched in 1922 and is our moderately priced, high quality line of safety shoes sold at suggested retail price points ranging from $77.00 to $223.00. Our current line of products is designed to meet occupational safety footwear needs. Most of this footwear incorporates steel toes to protect workers and often incorporates other safety features such as metatarsal guards or non-slip outsoles. Additionally, certain models incorporate durability features to combat abrasive surfaces or caustic substances often found in some workplaces.

With the shift in manufacturing jobs to service jobs in the U.S., Lehigh began marketing products for the hospitality industry. These products have non-slip outsoles designed to reduce slips, trips and falls in hospitality environments where floors are often tiled and greasy. Price points for this kind of footwear range from $44.00 to $73.00.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested retail prices for the Michelin brand are from $125.00 to $195.00. The license agreement for the Michelin brand expires on December 31, 2025, with the option to renew.

The Original Muck Boot Company

The Original Muck Boot Company has pioneered the quality rubber and neoprene boot category by delivering remarkably weatherproof and exceptionally comfortable products made with premium materials designed to brave every element.

XTRATUF

XTRATUF is a leading outfitter in the commercial fishing segment having provided fisherman with capable, comfortable and reliable footwear in wet conditions for nearly 60 years.

Servus

Servus boots date back to the 1920s and today the brand is known for its high quality, accessible PVC footwear made for wet working conditions.

NEOS

NEOS is known for overshoes with extreme traction. Its products are proven to keep feet dry and comfortable in extreme conditions and surefooted on almost any terrain.

Ranger

Ranger boots are built for wet weather and provide exceptional comfort and function at a value price.

Sales and Distribution

Our products are distributed through three distinct business segments: Wholesale, Retail and Military. See Note 16 of our consolidated financial statements for more information regarding our three business segments.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2020, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

We sell our products to wholesale accounts in the U.S. primarily through a dedicated in-house sales team who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products. Our sales force is organized around major accounts, including Boot Barn, Army & Air Force Exchange Service ("AAFES"), Dick’s Sporting Goods, Tractor Supply Company and Amazon, and around our target markets: outdoor, work, duty, commercial military, and western. For our Rocky, Georgia Boot and Durango brands, our sales employees are organized around each brand and target a broad range of distribution channels. All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our Wholesale distribution channels vary by market:

●	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, online retailers, catalogs, and mass merchants.

●	Our work-related products are sold primarily through retail uniform stores, catalogs, farm store chains, specialty safety stores, independent shoe stores, hardware stores and online retailers.

●	Our duty products are sold primarily through uniform stores, catalog specialists and online retailers.

●	Our commercial military products are sold primarily through base exchanges such as AAFES and consumer e-commerce websites.

●	Our western products are sold through western stores, work specialty stores, specialty farm and ranch stores, online retailers and more recently, fashion-oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies under the Lehigh retail brand: Lehigh business-to-business including direct sales and through our Custom Fit websites, consumer e-commerce websites and third-party marketplaces, and our stores, which include our outlet store and retail stores.

Websites

We sell our product lines on our websites at www.rockyboots.com, www.georgiaboot.com, www.durangoboot.com, www.lehighoutfitters.com, www.lehighsafetyshoes.com, and www.slipgrips.com, as well as through online marketplaces. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products. We also sell to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers. Our customers’ employees order directly through their employers’ established Custom Fit website and the footwear is delivered directly to the consumer via a common freight carrier. Our customers include large, national companies such as Carnival Cruise Lines, Pepsi, Schneider, Whirlpool, Holland America Cruise Lines, and Waste Management.

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

Retail Stores

Lehigh’s successful continued focus on converting our customers from delivery via our mobile and retail stores to purchasing via our Custom Fit sites and delivery direct has led to the continued reduction of the mobile and retail stores in the past several years. As of December 31, 2020, our only remaining retail store is located at The Puget Sound Naval Base.

Military

While we are focused on continuing to build our Wholesale and Retail business, we also actively bid, from time to time, on eligible footwear contracts with the U.S. military. Our sales under such contracts are dependent on us winning the bids for these contracts.

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

We have focused the majority of our advertising efforts on both digital advertising and consumer advertising in support of our retail partners. Digital advertising includes online brand level marketing, search engine pay-per-click, retargeting and social media targeting. A key component to supporting our retail partners includes in-store point of purchase materials that add a dramatic focus to our brands and the products our retail partners carry. We also advertise through targeted national and local cable programs, radio advertisements and print publications aimed at audiences that share the demographic profile of our typical customers. In addition, we promote through event sponsorships which provide significant national exposure for all of our brands as well as a direct connection to our target consumer. Our print advertisements and television commercials emphasize the technical features of our products as well as their high quality, comfort, functionality and durability.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic and Puerto Rico, and source footwear, apparel and accessories from third-party facilities, primarily in China. As a result of our acquisition of the performance and lifestyle footwear business of Honeywell International, Inc., we also obtained manufacturing facilities in Chuzhou, China and Rock Island, Illinois. We do not have long-term contracts with any of our third-party manufacturers. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process enabling us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available as well as reduce our lead times. In addition, our Puerto Rican facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the United States

Our products are primarily distributed in the United States, Canada as well as several international markets. We ship our products from our finished goods distribution facility located in Logan, Ohio. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facilities in Puerto Rico. Net sales to foreign countries represented approximately 0.8% of net sales in 2020 and 1.4% of net sales in 2019.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Puerto Rico. In addition, we utilize an office in China to support our contract manufacturers. As a result of our acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. in March 2021, we also obtained a manufacturing facility in Chuzhou, China.

The net book value of fixed assets located outside of the U.S. totaled $4.5 million at December 31, 2020 and $3.2 million at December 31, 2019.

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

Backlog

	Years Ended December 31,
($ in millions)	2020	2019
Wholesale Backlog	$31.5	$12.6
Military Backlog	8.0	7.9
Total Backlog	$39.5	$20.5

Our backlog consists of all open orders as of December 31st of the corresponding year to be shipped at any point in the future. Additionally, factors other than seasonality could have a significant impact on our backlog and, therefore, our backlog at any one point in time may not be indicative of future results.

Patents, Trademarks and Trade Names

We own numerous design and utility patents for footwear, footwear components (such as insoles and outsoles) and outdoor apparel in the U.S. and in foreign countries including Canada, Mexico, China and Taiwan. We own U.S. and certain foreign registrations for the trademarks used in our business, including our trademarks Rocky, Georgia Boot, Durango, and Lehigh. We also recently acquired various patents and trademarks in the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. In addition, we license trademarks, including Gore-Tex and Michelin, in order to market our products.

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

Our license with Michelin Lifestyle Limited permits us to use the Michelin brand and related marks on our products. Our license agreement with Michelin Lifestyle Limited to use the Michelin name expires on December 31, 2025, with the option to renew.

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

Human Capital

At December 31, 2020, we had approximately 2,000 employees of which approximately 1,980 are full time employees. Approximately 1,630 of our employees work in our manufacturing facilities in the Dominican Republic and Puerto Rico. We believe our relations with our employees are in good standing. As a result of our acquisition in March 2021 of the performance and lifestyle footwear business of Honeywell International, Inc., we have acquired or will acquire approximately an additional 550 employees, of which approximately 400 work in the manufacturing facilities in Rock Island, Illinois and Chuzhou, China.

Employee Well Being

Founded from the humble beginnings of a small, family owned business, our employees have always been the key to making our Company successful. As such, we believe that fostering an environment that advocates for all areas of employee health (including physical, mental and emotional) is crucial. We have a partnership that allows us to offer a free gym membership for all local Nelsonville employees, a tuition assistance reimbursement program and an employee assistance program, which can assist employees in various aspects of their personal life and overall well-being. We also encourage our employees to take continuing education classes that will aid in their day-to-day work responsibilities and we promote a healthy lifestyle through monthly newsletters and various health focused events throughout the year.

Compensation and Benefits

Our compensation structure is set to up to reward employees for performance. We evaluate employee compensation on an annual basis to ensure it is competitive and in-line with market benchmarks and to reward employees who perform at a high level. We offer comprehensive benefit programs to our employees including medical, dental and vision. We also provide a 401(k) match and safe harbor contribution, paid time off including maternal and paternal leave, life insurance and long-term and short-term disability.

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

Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our operating expenses, and there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in our operating expenses could adversely impact our results of operations and cash flows.

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

Our acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. involves inherent risks such as:

●	difficulties in integrating the acquired business, including the potential loss of key personnel from the acquired business, our potential inability to achieve identified financial, operating and other synergies anticipated to result from the acquisition, and integration issues associated with internal controls, among other things, for the acquired business;

●	the diversion of management’s time from our existing business;

●	changes in economic conditions; and

●	potential unknown liabilities associated with the acquired business.

While we conducted financial and other due diligence in connection with our acquisition and have representations and warranties insurance coverage, the acquired business may have weaknesses or liabilities that were not accurately assessed or realized at the time of the acquisition and insurance coverage may not cover (or fully cover) such matters.  If we are not able to successfully navigate such risks with respect to the acquired business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A majority of our products are produced outside the U.S. where we are subject to the risks of international commerce and other international conditions.

A majority of our products are produced in the Dominican Republic and China. Therefore, our business is subject to the following risks of doing business offshore:

●	the imposition of additional United States legislation and regulations relating to imports, including quotas, duties, taxes or other charges or restrictions;

●	foreign governmental regulation and taxation;

●	fluctuations in foreign exchange rates;

●	changes in economic conditions;

●	transportation conditions and costs in the Pacific and Caribbean;

●	changes in the political stability of these countries;

●	changes in relationships between the United States and these countries; and

●	the occurrence of contagious disease or illness.

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

The World Health Organization declared the novel coronavirus (COVID-19), a pandemic in March 2020.  Our business, financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 outbreak.  The COVID-19 outbreak has affected nearly all regions of the world, and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas.  This has and could continue to negatively affect the global economy, including reduced consumer spending and disruption of manufacturing and global supply chains.  We cannot predict the degree to which our business, financial condition and results of operations will be affected by the COVID-19 pandemic, and the effects could be material.  Potential impacts to our business, financial condition and results of operations include:

●	Disruption to our supplier and third party manufacturing partners and vendors and logistics providers, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures;

●	Closure or reduced operations of brick and mortar retail stores and reductions in customer traffic, which adversely affects our wholesale channel;

●	Lower performance of customers in our wholesale channel, which may result in reduction or cancellation of future orders;

●

Closure or reduced operations of manufacturing and other facilities and businesses served by our Lehigh Custom Fit business, resulting in reductions in future orders, which adversely affects our retail channel; and

●	Reductions in consumer spending due to macroeconomic conditions caused by the COVID-19 pandemic, including decreased disposable income and increased unemployment, which may result in decreased sales.

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations and financial condition.

We conduct a portion of our business pursuant to U.S. military contracts, which are subject to unique risks.

We conduct a portion of our business pursuant to U.S. military contracts which are subject to unique risks. In 2020, 6.8% of our revenues were earned pursuant to U.S. military contracts. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks. The U.S. military may modify, curtail or choose not to renew one or more of our contracts. In addition, funding pursuant to our U.S. military contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints and/or changes in U.S. military strategy. Our contracts with the U.S. military are fixed-price contracts. While fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or losses if we are unable to achieve estimated costs reductions. The U.S. military provides preference on contract bids to small businesses and our current company structure classifies us as a large business which could have an effect on our ability to be awarded new contracts in the future.

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

We must comply with the restrictive covenants contained in our credit facilities.

Our senior secured asset based credit facility and our term loan facility require us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on our financial condition. Our credit facilities contain restrictive covenants which requires us to maintain a maximum total average ratio and a minimum fixed charge coverage ratio.

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

We rely on our distribution center in Logan, Ohio and manufacturing facilities in the Dominican Republic. Puerto Rico, China and Rock Island, Illinois, and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers and consumers.

We rely on our distribution center located in Logan, Ohio and our manufacturing facilities in the Dominican Republic, Puerto Rico, China and Rock Island, Illinois. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage our ability to manufacture our products, a portion of our inventory, or impair our ability to use our distribution center as a docking location for merchandise. Any of these occurrences could impair our ability to adequately supply our retailers and consumers and harm our operating results.

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

We own U.S. registrations for many our trademarks, trade names and designs, including such marks as Rocky, Georgia Boot, Durango, Lehigh, The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks. Over time, we have increased distribution of our goods in several foreign countries. Accordingly, we have applied for trademark registrations in a number of these countries. We intend to enforce our trademarks and trade names against unauthorized use by third parties.

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

The footwear industry has been subject to cyclical variation and decline in performance when consumer spending decreases or softness appears in the retail market. Many factors affect the level of consumer spending in the footwear industry, including:

●	general business conditions;

●	interest rates;

●	the availability of consumer credit;

●	weather;

●	increases in prices of nondiscretionary goods;

●	taxation; and

●	consumer confidence in future economic conditions.

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

General Risk Factors

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

Some of our employees are working remotely which could strain our information technology systems and impact business continuity plans. Remote work could also introduce operational risk such as, but not limited to, cyber security risks.

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

In addition, California adopted to California Consumer Privacy Act (the “CCPA”), which became effective January 1, 2020 and limits how we may collect and use personal data. As a result, GDPR and CCPA compliance increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties and fines against us, and could adversely affect our business, financial condition, cash flows and results of operations. Compliance with any of the foregoing laws and regulations can be costly.

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

Public health crises could harm our business.

Public health crises, such as the outbreak of the coronavirus (COVID-19), could cause disruption to the Company’s manufacturers and suppliers located in China and elsewhere. If our manufacturers and suppliers are so affected, our supply chain could be disrupted causing our product shipments to be delayed. In addition, a public health crises could negatively impact our consumer spending in impacted regions or globally, which could materially adversely affect our business, financial condition, and results of operation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own our 24,400 square foot executive offices that are located in Nelsonville, Ohio, which are utilized by all segments. We also own our 275,200 square foot finished goods distribution facility in Logan, Ohio, which is utilized by our Wholesale and Retail segments. We also own our 52,300 square foot outlet store and a 7,200 square foot executive office building located in Nelsonville, Ohio, a portion of which is utilized by our Retail segment. We lease an office space in China consisting of 5,600 square feet which is utilized by our Wholesale and Retail segments. The current lease is set to expire in 2024. We lease two manufacturing facilities in Puerto Rico consisting of 84,600 square feet and 22,700 square feet which are utilized by the Wholesale and Military segments. These leases expired in 2019 and we are currently occupying them on a month-to-month basis until a new agreement is reached. In the Dominican Republic, we lease seven stand-alone manufacturing facilities, which are utilized by all segments, as follows:

Square Footage	Lease Expiration
16,800	2021
23,500	2023
29,700	2023
34,400	2023
20,100	2023
93,700	2024
36,200	2024

In connection with our recent acquisition of the performance and lifestyle footwear business of Honeywell International, Inc., we acquired the following real estate that will be used by our Wholesale and Retail segments:

●	the lease of one manufacturing facility in Rock Island, Illinois consisting of approximately 45,000 square feet, which is set to expire in June 30, 2026;

●	the lease of office space in Westwood, Massachusetts consisting of approximately 16,500 square feet, which is set to expire in December 31, 2022;

●	the lease of warehouse space in Melbourne, Australia which is set to expire on March 8, 2023; and

●	one owned manufacturing facility in Chuzhou, China consisting of approximately 576,600 square feet.

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

As of February 28, 2021, there were 71 shareholders of record of our common stock.

Dividends

During 2013, our Board of Directors adopted a dividend policy under which the Company intends to pay a cash dividend on its common stock.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

			Maximum number (or
			approximate dollar value) of
	Total number of	Average price	shares (or units) that may yet
	shares (or units)	paid per share (or	be purchased under the plans
Period	purchased (1)	units)	or programs (2)

October 1, 2020 - October 31, 2020	37,564	24.85	$4,561,969
November 1, 2020 - November 30, 2020	-	-	4,561,969
December 1, 2020 - December 31, 2020	-	-	4,561,969
Total	37,564	24.85	$4,561,969

(1)

The reported shares were repurchased pursuant to the Company’s stock repurchase authorization which was publicly announced on March 2, 2020 approving up to $7,500,000 for share repurchases and expiring on February 27, 2021.

(2)

The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 8, 2021, we announced a new $7,500,000 share repurchase program that will terminate on March 4, 2022. This program is replacing the $7,500,000 share repurchase program that was announced on March 2, 2020, which expired on February 27, 2021.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

ROCKY BRANDS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

($ in thousands, except for per share data)	For the years ended December 31,
	2020	2019	2018	2017	2016
Income statement data
Net sales	$277,309	$270,408	$252,694	$253,197	$260,259
Gross margin (% of sales)	37.8%	36.1%	34.4%	31.9%	29.5%
Net income (loss)	$20,964	$17,462	$14,553	$9,586	$(2,139)
Dividends paid on common stock	4,093	3,987	3,484	3,269	3,297

Earnings per share
Net income (loss)
Basic	$2.87	$2.36	$1.96	$1.29	$(0.29)
Diluted	2.86	2.35	1.95	1.29	(0.29)

Weighted average common shares outstanding
Basic	7,304	7,387	7,412	7,428	7,505
Diluted	7,337	7,439	7,462	7,450	7,505

Balance sheet data
Inventory	$77,576	$76,731	$72,822	$65,622	$69,168
Total assets	$229,091	$205,826	$184,663	$173,479	$178,939
Working capital	$123,203	$114,592	$106,167	$99,159	$101,060
Long-term debt, less current maturities	$-	$-	$-	$2,199	$14,584
Shareholders' equity	$179,505	$164,656	$151,575	$141,093	$135,093

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2020 and 2019, and our capital resources and liquidity as of December 31, 2020 and 2019. Use of the terms “Rocky,” the “Company,” “we,” “us” and “our” in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last two years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

EXECUTIVE OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, and the licensed brand Michelin. In addition, on March 15, 2021, we closed on our acquisition of the performance and lifestyle footwear business of Honeywell International, Inc., which expanded our brand portfolio to include The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger brands.

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

Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our operating expenses and there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in our operating expenses could adversely impact our results of operations and cash flows.

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

The impact of COVID-19 and the related economic, business and market disruptions were wide-ranging. These impacts have had and may continue to cause disruptions from both a manufacturing and distribution standpoint. As a result of COVID-19, we were required to temporarily close our manufacturing facilities in both the Dominican Republic and Puerto Rico for several weeks spanning through both the first and second quarters of 2020. In response to COVID-19, we have incurred incremental costs associated with protecting the health and safety of our global workforce, enhanced sanitization of our global operating facilities, and information technology capabilities for employees operating remotely. Beginning in March 2020, restrictions imposed by various governmental authorities on both domestic and international shipping and travel have caused a disruption to the timing of delivery of raw materials and finished goods resulting in negative impacts to our financial position, results of operations and cash flows. The duration and severity of the outbreak and its long-term impact on our business are uncertain at this time. We are unable to predict the impact that COVID-19 will have on our future financial position, results of operations and cash flows.

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

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Twelve Months Ended
	December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	62.2	63.9
Gross margin	37.8	36.1
Operating expenses	28.0	28.0
Income from operations	9.8%	8.1%

Results of Operations

December 31, 2020 Compared to Year Ended December 31, 2019

	Twelve Months Ended
	December 31,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$185,554	$179,519	$6,035	3.4%
Retail	72,877	64,824	8,053	12.4
Military	18,878	26,065	(7,187)	(27.6)
Total Net Sales	$277,309	$270,408	$6,901	2.6%

Wholesale sales increased due to a strong demand for our products as consumers continued to respond favorably to our recent product introductions. We were also able to capitalize on a strong inventory position as the economy reopened and consumers returned to shopping at brick and mortar retail.

Retail sales increased primarily due to strong growth in our direct to consumer e-Commerce and marketplace businesses. We have increased our targeted marketing efforts and brand awareness, which has led to increased traffic on our branded websites. We have also continued to expand our direct to consumer efforts on marketplaces, such as Amazon and eBay. Fiscal year 2020 was our first full year of having Seller Fulfilled Prime status, which made our entire catalog “Prime Eligible”.

Military sales decreased slightly, as expected, due to the recent expiration of some multi-year contracts.

	Twelve Months Ended
	December 31,
($ in thousands)	2020	2019	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$66,336	$61,133	$5,203
Margin %	35.8%	34.1%	1.7%
Retail Margin $'s	$34,283	$28,941	$5,342
Margin %	47.0%	44.6%	2.4%
Military Margin $'s	$4,116	$7,611	$(3,495)
Margin %	21.8%	29.2%	-7.4%
Total Margin $'s	$104,735	$97,685	$7,050
Margin %	37.8%	36.1%	1.6%

Wholesale gross margin increased primarily due to our dedicated focus to increasing full price selling by offering less discounts while maintaining stronger initial margins on some of our newer products and increased efficiencies at our manufacturing facilities.

Retail gross margins increased primarily due to an increase in direct to consumer sales which carry a higher margin and a decrease in certain Lehigh sales which carry lower margins.

Military gross margin decreased year-over-year due to adjustments related to the overhead, payroll expenses and supplies incurred during the temporary closure of our manufacturing facilities due to the COVID-19 pandemic. These expenses were partially offset by the employee retention credit tied to the CARES Act of 2020. The net effect of these closure related expenses and employee retention credits was approximately $654,000. Adjusting for the previously mentioned expenses and credits, our 2020 military margins would have been 25.3%. In 2019, margins included a $581,000 one-time expense reimbursement to our Puerto Rico facility associated with the temporary closure as a result of Hurricane Maria in 2017. Excluding the one-time reimbursement, gross margins would have been 27.0%.

	Twelve Months Ended
	December 31,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$77,565	$75,600	$1,965	2.6%
% of Net Sales	28.0%	28.0%	0.0%

Operating expenses increased year-over-year as we continued to invest in our core brands to help initiate growth and expand within our respective markets and invest in personnel to continue to drive operational excellence throughout our organization. We also experienced an increase in variable expenses such as commissions, freight and third party platform fees associated with an increase in Wholesale and Retail sales. These increases were partially offset with a decrease in certain expenses due to the COVID-19 pandemic, such as travel and tradeshows.

	Twelve Months Ended
	December 31,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
OTHER EXPENSES:
Other (Expense) Income	$(205)	$146	$(351)	-240.4%

Other expenses increased due to higher interest expense from borrowing against our credit facility in the second quarter of 2020 and unfavorable currency exchange rates from our Canadian business. Interest rates on our cash and cash equivalents have also declined in 2020.

	Twelve Months Ended
	December 31,
($ in thousands)	2020	2019	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$6,001	$4,769	$1,232	25.8%
Effective Tax Rate	22.3%	21.5%	0.8%

The effective tax rate for 2020 increased due to additional state taxing authorities requiring unitary filings and additional share-based compensation not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

Over the last several years our principal uses of cash have been for working capital and capital expenditures to support our growth as well as dividend payments and share repurchases. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We historically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility could fluctuate significantly throughout the year. Our working capital increased to $123.2 million at December 31, 2020, compared to $114.6 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $11.6 million for 2020 and $9.5 million in 2019. Capital expenditures for 2021 are anticipated to be approximately $9.5 million.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are outlined in further detail in Note 8.

In connection with our recent acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. (Honeywell), we incurred approximately $705,000 of transaction related expenses for the year ended December 31, 2020, which are included in operating expenses in the consolidated statement of operations. From the period January 1, 2021 to March 15, 2021, we incurred approximately $4.5 million of transaction related costs. We expect to incur additional integration and post-close related expenses after the date of these financial statements that cannot be quantified at this time.

We believe that our credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility please see Note 7. Refer to Note 19 for additional information regarding our recent acquisition.

Cash Flows

	Twelve Months Ended
	December 31,
($ in millions)	2020	2019
Operating activities	$31.4	$18.0
Investing activities	(11.7)	(7.7)
Financing activities	(6.9)	(5.0)
Net change in cash and cash equivalents	$12.8	$5.3

Operating Activities. The principal sources of net cash in 2020 and 2019 included increases to accounts payable and accrued liabilities. These sources of net cash were partially offset by an increase in trade receivables and inventories.

Investing Activities. The principal uses of cash in 2020 and 2019 were related to investments in molds and equipment associated with our manufacturing operations, investments in information technology and improvements made to our distribution facility.

Financing Activities. Our financing activities during 2020 and 2019 principally were payments of dividends, proceeds from stock option issuances and repurchases of our common stock.

On March 8, 2021, we announced a new $7,500,000 share repurchase program that will replace the 2020 plan and will expire on March 4, 2022. Management could decide to repurchase additional shares under the current program up through the date of expiration of the program. For additional information regarding this share repurchase program see Note 11.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2020 resulting from financial contracts and commitments. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months).

Contractual Obligations at December 31, 2020:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt (Note 7)	-	-	-	-	-
Long-Term Taxes payable	$0.2	-	-	-	$0.2
Minimum operating lease commitments (Note 8)	1.7	$0.7	$1.0	$0.0	-
Expected cash requirements for credit facility (1)	0.4	0.1	0.3	-	-
Contract Liabilities (Note 14)	5.6	5.6	-	-	-
Consulting commitments	1.3	1.3	-	-	-
Total contractual obligations	$9.1	$6.8	$2.0	$0.4	$0.2

(1)	Expected payments are approximately $0.1 million per year for the foreseeable future and are a fee on the unused portion of our credit facility.

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2020, no such losses existed.

In connection with our recent acquisition of the performance and lifestyle footwear business of  Honeywell, Honeywell will provide certain services to us under the Transition Service Agreement (TSA). The costs associated with the TSA are both fixed and variable. We expect these costs to decline over time as we integrate the businesses.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of December 31, 2020.

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

Sales returns and allowances as a percentage of sales for the years below were as follows:

	2020	2019
Sales, returns, and allowances	4.8%	4.1%

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

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2020 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

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

Interest Rate Risk

Our primary market risk results from fluctuations in interest rates. The following item is market rate sensitive for interest rates for the Company: long-term debt consisting of a credit facility with no outstanding balance at December 31, 2020. For additional information about our 2020 credit facility see Note 7. In March 2021, we entered into two new credit facilities as a result of the recently closed acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. See Note 19 for additional information. We have no other long-term debt maturities.

We do not hold any market risk sensitive instruments for trading purposes.

We do not have any interest rate management agreements as of December 31, 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Rocky Brands, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and the financial statement schedule listed in the index at Item 15(a)(2), (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2021 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgment.

The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Identified Intangibles

Description of the Matter

At December 31, 2020, the Company’s indefinite-lived intangible assets were approximately $30.2 million. As discussed in Note 1 to the financial statements, indefinite-lived intangible assets are tested for potential impairment annually or when conditions indicate impairment may have occurred. This test was performed in the fourth quarter of 2020.

Auditing management’s indefinite-lived intangible assets was challenging because there is significant judgment required in determining the methodologies and assumptions used to estimate the fair values of the Company’s trade names and trademarks. In particular, the fair value estimates were sensitive to significant judgment assumptions including future cash flows, long-term growth rates of the business, operating margins, weighted average cost of capital and other factors such as; discount rates, royalty rates, cost of capital, and market multiples. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each of the Company’s indefinite-lived intangible assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s intangible asset impairment review process. To test the estimated fair value of the Indefinite-Lived Intangible Assets, we performed audit procedures that included, among others, involving our valuation specialists in evaluating the methodologies used and significant assumptions described above, and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to the reporting unit’s business model and other relevant factors. We performed a sensitivity analysis over the Company’s financial projections used in the analysis.  We assessed the historical accuracy of management’s estimates and significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the incorporation of the applicable assumptions into the model and tested the model’s computational accuracy.

We have served as the Company's auditor since 2007

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 16, 2021

Rocky Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2020	2019
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$28,353	$15,518
Trade receivables – net	48,010	45,585
Contract receivables	5,170	4,746
Other receivables	364	366
Inventories – net	77,576	76,731
Income tax receivable	-	150
Prepaid expenses	3,713	3,030
Total current assets	163,186	146,126
LEASED ASSETS	1,572	1,743
PROPERTY, PLANT & EQUIPMENT – net	33,750	27,423
IDENTIFIED INTANGIBLES – net	30,209	30,240
OTHER ASSETS	374	294
TOTAL ASSETS	$229,091	$205,826

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	20,090	15,776
Contract liabilities	5,582	4,746
Accrued expenses:
Salaries and wages	4,463	3,044
Taxes - other	893	967
Accrued freight	911	867
Commissions	712	608
Accrued duty	4,270	3,824
Income tax payable	1,019	-
Other	2,043	1,702
Total current liabilities	39,983	31,534
LONG-TERM TAXES PAYABLE	169	169
LONG-TERM LEASE	944	1,158
DEFERRED INCOME TAXES	8,271	8,108
DEFERRED LIABILITIES	219	201
TOTAL LIABILITIES	49,586	41,170
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding December 31, 2020 - 7,247,631; December 31, 2019 - 7,354,970	65,971	67,993
Retained earnings	113,534	96,663
Total shareholders' equity	179,505	164,656
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$229,091	$205,826

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve Months Ended
	December 31,
	2020	2019
NET SALES	$277,309	$270,408
COST OF GOODS SOLD	172,574	172,723
GROSS MARGIN	104,735	97,685

OPERATING EXPENSES	77,565	75,600

INCOME FROM OPERATIONS	27,170	22,085

OTHER (EXPENSES) INCOME	(205)	146

INCOME BEFORE INCOME TAXES	26,965	22,231

INCOME TAX EXPENSE	6,001	4,769

NET INCOME	$20,964	$17,462

INCOME PER SHARE
Basic	$2.87	$2.36
Diluted	$2.86	$2.35
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,304	7,387
Diluted	7,337	7,439

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2018	7,368	$68,387	$-	$83,188	$151,575

TWELVE MONTHS ENDED DECEMBER 31, 2019
Net income				$17,462	$17,462
Dividends paid on common stock ($0.54 per share) (1)				(3,987)	(3,987)
Repurchase of common stock	(54)	$(1,500)			(1,500)
Stock issued for options exercised, including tax benefits	28	444			444
Stock compensation expense	13	662			662
BALANCE - December 31, 2019	7,355	$67,993	$-	$96,663	$164,656

TWELVE MONTHS ENDED DECEMBER 31, 2020
Net income				$20,964	$20,964
Dividends paid on common stock ($0.56 per share)				(4,093)	(4,093)
Repurchase of common stock	(129)	$(2,938)			(2,938)
Stock issued for options exercised, including tax benefits	8	136			136
Stock compensation expense	14	780			780
BALANCE - December 31, 2020	7,248	$65,971	$-	$113,534	$179,505

(1)	Dividend was increased from $0.12 per share to $0.14 per share in the second quarter of 2019

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,964	$17,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,240	5,037
Deferred income taxes	164	328
Loss on disposal of fixed assets	28	108
Stock compensation expense	780	662
Change in assets and liabilities:
Receivables	(2,697)	(4,547)
Inventories	(845)	(3,909)
Other current assets	(993)	(4,302)
Other assets	(80)	(145)
Accounts payable	4,459	456
Accrued and other liabilities	3,402	6,938
Income taxes payable	1,019	-
Net cash provided by operating activities	31,441	18,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(11,716)	(7,719)
Proceeds from sales of fixed assets	5	19
Net cash used in investing activities	(11,711)	(7,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	20,000	-
Repayments on revolving credit facility	(20,000)	-
Proceeds from stock options	136	444
Repurchase of common stock	(2,938)	(1,500)
Dividends paid on common stock	(4,093)	(3,987)
Net cash used in financing activities	(6,895)	(5,043)

INCREASE IN CASH AND CASH EQUIVALENTS	12,835	5,345

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	15,518	10,173
END OF PERIOD	$28,353	$15,518

See notes to consolidated financial statements

ROCKY BRANDS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended December 31, 2020 and 2019

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

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western, and military. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $242,000 and $952,000 at December 31, 2020 and 2019, respectively. The Company records the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. In accordance with ASC 606, the return reserve liability netted against trade receivables was $1,348,000 and $1,050,000 at December 31, 2020 and 2019, respectively.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of trade receivables - net as of December 31, 2020 and 2019. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers, maintaining reserves for potential uncollectible accounts and utilizing credit insurance for some of our key customers.

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

Property, Plant and Equipment - The Company records fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 40
Machinery and equipment	3 - 8
Furniture and fixtures	3 - 8
Lasts, dies, and patterns	3

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

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $8,406,000 and $8,106,000 for 2020 and 2019, respectively.

Shipping Costs - All shipping costs billed to customers have been included in net sales. All outbound shipping costs to customers have been included in operating expenses and totaled approximately $10,523,000 and $10,641,000 in 2020 and 2019, respectively.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●

Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●

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

Deferred Compensation Plan Assets and Liabilities

On December 14, 2018, our Board of Directors adopted the Rocky Brands, Inc. Executive Deferred Compensation Plan (the “ Executive Deferred Compensation Plan”), which became effective January 1, 2019. The Executive Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan in which certain executives are eligible to participate. The deferrals are held in a separate trust, which has been established for the administration of the Executive Deferred Compensation Plan. The trust assets are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

		Q1 2021	We are evaluating the impacts of the new standard on our Consolidated Financial Statements but do not anticipate it will have a material impact.

Accounting Standards Adopted in the Current Year

Standard	Description	Effect on the financial statements or other significant matters
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

We adopted the new standard in Q1 2020 and the standard did not have a significant impact on our Consolidated Financial Statements.

3. INVENTORIES

Inventories are comprised of the following:

	December 31,	December 31,
($ in thousands)	2020	2019
Raw materials	$12,875	$12,466
Work-in-process	1,128	856
Finished goods	63,573	63,409
Total	$77,576	$76,731

In accordance with ASC 606, the returns reserve asset included within inventories was approximately $744,000 at December 31, 2020. The returns reserve was $613,000 as of December 31, 2019.

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	December 31,	December 31,
($ in thousands)	2020	2019
Land	956	956
Buildings	27,596	20,810
Machinery and equipment	44,472	41,727
Furniture and fixtures	2,109	2,577
Lasts, dies and patterns	10,833	11,596
Construction work-in-progress	5,849	6,265
Total	91,815	83,931
Less - accumulated depreciation	(58,065)	(56,508)

Net Fixed Assets	33,750	27,423

We incurred approximately $5.2 million and $5.0 million in depreciation expense for 2020 and 2019, respectively.

5. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2020
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$778	117
Total Intangibles	$30,987	$778	$30,209

	Gross	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2019
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$747	148
Total Intangibles	$30,987	$747	$30,240

The weighted average remaining life for our patents is 3.4 years.

A schedule of approximate actual and expected amortization expense related to finite-lived intangible assets is as follows:

Amortization
($ in thousands)	Expense
2019	$33
2020	31
2021	26
2022	22
2023	20
2024	17
2025	12
2026+	20

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

2020 and 2019 Impairment Testing

We evaluate our finite and indefinite lived trademarks under the terms and provisions of the accounting standards for “Intangibles - Goodwill and Other”; and “Property, Plant and Equipment.” These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. The results of our 2020 and 2019 indefinite-lived intangible impairment testing indicated that all reporting unit intangible asset fair values exceed their respective carrying values.

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
($ in thousands)	2020	2019
Deferred financing costs, net	$109	$143
Other	265	151
Total	$374	$294

In February 2019, we deferred financing costs of approximately $174,000 related to the new credit agreement with Huntington National Bank that will be amortized over the life of the loan.

7.   LONG-TERM DEBT

On February 13, 2019 we entered into a Revolving Credit, Guaranty, and Security Agreement (“Credit Agreement”) with the Huntington National Bank (“Huntington”) as administrative agent. The Credit Agreement provides for a new senior secured asset-based revolving credit facility up to a principal amount of $75 million, which includes a sublimit for the issuance of letters of credit up to $7.5 million (the “Credit Facility”). The Credit Facility may be increased up to an additional $25 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. The Credit Agreement matures on February 13, 2024. This Credit Agreement replaced our previous financing agreement with PNC Bank (“PNC”).

			Applicable
			Spread Rates for
		Applicable Spread Rates	Domestic Rate
	Average Excess Revolver Availability	for Eurodollar Rate	Revolving
Revolver Pricing Level	for Previous Quarter	Revolving Advances	Advances
I	$25,000,000+	1.00%	0.50%
II	$17,500,000 to < 25,000,000	1.25%	0.50%
III	$10,000,000 to < 17,500,000	1.50%	2.50%
IV	$< 10,000,000	1.75%	0.00%

The total amount available under our new Credit Facility is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2020, we had total capacity of $70.8 million.

We had no outstanding borrowings against the Credit Facility for fiscal years ending December 31, 2020 or December 31, 2019.

Credit Facility Covenants

Our Credit Facility contains restrictive covenants which require us to maintain a fixed charge coverage ratio. These restrictive covenants are only in effect upon a triggering event taking place (as defined in the agreement). Our Credit Facility contains restrictions on the amount of dividends that may be paid. During the twelve months ended December 31, 2020, there were no triggering events and the covenant was not in effect for our Credit Facility.

On March 15, 2021, we entered into a senior secured asset-based credit facility with Bank of America, N.A. ("Bank of America"), as agent, for the lenders party thereto and a senior secured term loan facility with TCW Asset Management Company LLC ("TCW"), as agent, for the lenders party thereto, which collectively replaced our existing Credit Agreement with Huntington. Refer to Note 19 for additional information regarding these new credit agreements with Bank of America and TCW.

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

The operating ROU asset and operating lease liabilities as of December 31, 2020 and December 31, 2019 are as follows:

	December 31,	December 31,
($ in thousands)	2020	2019	Financial Statement Line Item
Assets:
Operating ROU Assets	$1,572	$1,743	Leased assets

Liabilities:
Current
Operating	$629	$586	Other accrued expenses
Noncurrent
Operating	944	1,158	Long-term lease
Total leased liabilities	$1,573	$1,744

Maturity of our operating lease liabilities are as follows:

Operating
($ in thousands)	Leases
2021	$675
2022	505
2023	348
2024	107
2025	17
Total lease payments	1,652
Less: Interest	79
Present value of lease liabilities	$1,573

For the twelve months ended December 31, 2020 and December 31, 2019 the weighted average remaining lease term and discount rate were as follows:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	2.0	2.2

Weighted-average discount rate
Operating leases	3.7%	4.6%

For the twelve months ended December 31, 2020 and December 31, 2019 the supplemental cash flow information is as follows:

	December 31,	December 31,
($ in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$711	$909

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$481	$1,419

The breakdown of rent expense for our operating leases for the twelve months ended December 31, 2020 and December 31, 2019 are as follows:

	Twelve Months Ended
	December 31,	December 31,
($ in thousands)	2020	2019	Financial Statement Line Item
Operating lease expenses - Manufacturing & Sourcing (1)	$678	$636	Cost of goods sold
Operating lease expenses (1)	433	367	Operating expenses
Total lease expenses	$1,111	$1,003

(1) Includes short-term lease expenses of approximately $103,000 and $126,000 for the twelve months ended December 31, 2020 and  December 31, 2019, respectively.

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

Our approximate contributions to the 401(k) Plan were as follows:

($ in thousands)	2020	2019
401k plan sponsor contributions	$961	$955

Deferred Compensation Plans

The Executive Deferred Compensation Plan, which became effective January 1, 2019, is an unfunded non-qualified deferred compensation plan in which certain executives are eligible to participate.

Under the Executive Deferred Compensation Plan, participants may elect to defer up to 75% of their base compensation and up to 100% of their bonuses, commissions, and other compensation. The deferred amounts are paid in accordance with each participant’s elections made on or before December 31 of the prior year. In addition to elective deferrals, the Executive Deferred Compensation Plan permits the Company to make discretionary contributions to eligible participants, provided that any participant who is employed on the last day of a plan year will receive a Company contribution equal to no less than 3% of the participant’s base compensation, bonus earned, and non-equity incentive plan compensation in the plan year. Company contributions will vest in accordance with the vesting schedule determined by the Committee, except in the event of the participant’s death, disability or retirement, in which case the contributions will vest 100% upon such event. Participants may elect to receive payment in a lump sum cash payment or, in the event of the participant’s retirement, in annual installments for a period of up to ten years. In the event of a participant’s termination of employment, deferred amounts will generally be paid within 60 days following the later of the date (i) of such termination or (ii) the participant attains age 60, except where such termination is due to such participant’s death, in which case deferred amounts will be paid to such participant’s beneficiary within 30 days of confirmation of the participant’s death.

The deferrals are held in a separate trust, which has been established by the Company to administer the Executive Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The assets held by the trust were approximately $150,000 and $40,000 as of  December 31, 2020 and December 31, 2019, respectively, and are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations.

During 2020, we entered into a second deferred compensation plan ("the Dominican Plan"), which became effective August 18, 2020 and is a non-qualified deferred compensation plan for certain key employees at our Dominican Republic manufacturing facility.

Under the Dominican Plan, key employees will receive a set dollar amount, as defined in the agreement, at the later of five years following the effective date of the agreement or upon the employee attaining the age of 65. Payments are due within 30 days of the employee's retirement. If the employee terminates their employment, for any reason, prior to their retirement and five years after the effective date of the agreement, the employee is not eligible to receive a payout. The funds are accrued based on service and are not held in an investment or trust account. The total assets held under the Dominican Plan were approximately $150,000 as of  December 31, 2020.

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

A breakdown of our income tax expense (benefit) for the years ended December 31 is as follows:

($ in thousands)	2020	2019
Federal:
Current	$4,942	$3,706
Deferred	67	336
Total Federal	5,009	4,042

State & local:
Current	793	497
Deferred	97	(8)
Total State & local	890	489

Foreign
Current	102	238
Deferred	-	-
Total Foreign	102	238

Total	$6,001	$4,769

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Years Ended December 31,
($ in thousands)	2020	2019
Expected expense at statutory rate (21% in 2020 and 2019)	$5,662	$4,682

Increase (decrease) in income taxes resulting from:
Exempt income from Dominican Republic operations due to tax holiday	(942)	(821)
GILTI tax	438	410
State and local income taxes	766	369
Foreign Tax Credit/Expense	(30)	(278)
Meals and entertainment	27	48
Nondeductible penalties	20	-
Provision to return filing adjustments and other	60	359
Total	$6,001	$4,769

Deferred income taxes recorded in the Consolidated Balance Sheets at December 31, 2020 and 2019 consist of the following:

($ in thousands)	2020	2019
Deferred tax assets:
Asset reserves and accrued expenses	$301	$526
Inventories	528	471
State and local income taxes	169	192
Pension and deferred compensation	18	27
Net operating losses	298	388
Lease asset	269	-
Total deferred tax assets	1,583	1,604
Valuation allowances	(298)	(372)
Total deferred tax assets	1,285	1,232

Deferred tax liabilities:
Fixed assets	1,571	1,519
Intangible assets	6,587	6,756
Other assets	278	231
Tollgate tax on Lifestyle earnings	228	228
State and local income taxes	623	606
Lease Liability	269	-
Total deferred tax liabilities	9,556	9,340

Net deferred tax liability	$8,271	$8,108

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

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2017
Various U.S. States	2016
Puerto Rico (U.S. Territory)	2015
Canada	2015

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2020, no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

11. SHAREHOLDERS' EQUITY

Repurchase of Common Stock

A summary of our authorized share repurchase plans is as follows:

($ in thousands, except share and per share amounts)	2020	2019
Maximum authorized share repurchase amount (1)	$7,500	$7,500
Date of plan's authorization by the Board	February 2020	February 2019
Funding source	Working capital	Working capital
Number of shares repurchased under the plan (shares)	129,095	54,249
Amount paid for shares repurchased	$2,938	$1,500
Weighted average price paid per share	$22.76	$27.65
Remaining amount of shares authorized to be purchased under the plan (in dollars)	$4,562	$6,000

(1)	Common shares can be purchased in the open market or privately negotiated transactions over the next twelve months from the date of plan authorization.

On March 8, 2021, we announced a new $7,500,000 share repurchase program that will terminate on March 4, 2022. This program is replacing the 2020 share repurchase program that expired on February 27, 2021.

Preferred Shares

The Company has authorized 250,000 shares of voting preferred stock with no par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock with no par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2020 and 2019, respectively.

12. SHARE-BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan includes 500,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of December 31, 2020, we were authorized to issue 94,560 shares under the 2014 Plan.

Stock options

The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted during the years ended December 31:

	2020	2019
Assumptions:
Risk-free interest rate	1.61%	2.84%
Expected dividend yield	2.00%	1.81%
Expected volatility of Rocky's common stock	42.27%	42.05%
Expected option term (years)	6.3	6.3
Weighted-average grant date fair value per share	$9.36	$8.77

For the years ended December 31, 2020 and 2019, we recognized share-based compensation expense and the corresponding tax benefit as follows:

($ in thousands)	2020	2019
Share-based compensation expense	$780	$662
Tax benefit	58	109

The following summarizes stock option activity for the year ended December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
($ amounts are per share)	Shares	Exercise Price	Actual Term	Intrinsic Value
Options outstanding at January 1, 2020	192,000	$19.46
Issued	78,000	29.43
Exercised	(8,800)	15.39
Forfeited or expired	(3,800)	19.96
Options outstanding at December 31, 2020	257,400	$22.61	5.6	$1,510,216
Expected to vest	150,500	$24.91	6.9	$580,937
Exercisable at December 31, 2020	106,900	$19.38	3.8	$929,279

In the first quarter of 2020, our officers and certain employees were granted 42,000 options. The plans generally provided for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. For the years ended 2020 and 2019, cash received for the exercise of stock options was approximately $136,000 and $444,000, respectively.

In the first quarter of 2020, Board of Director members were granted 36,000 stock options that vest over a year and will expire in 5 years.

Restricted stock units

The following table summarizes the status of the Company’s restricted stock units and activity as of December 31, 2020:

	Restricted Stock Units
		Weighted-Average Grant Date
($ amounts are per share)	Quantity	Fair Value Per Share
Nonvested at January 1, 2020	2,500	$11.35
Granted	-	-
Vested	(2,500)	11.35
Forfeited	-	-
Nonvested at December 31, 2020	-	$-

As of December 31, 2020, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was $190,939 with a weighted-average expense recognition period of 3.7 years.

During the years ended December 31, 2020 and 2019, we issued 10,456 and 7,925 shares of common stock to members of our Board of Directors, respectively.

13. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
(shares in thousands)	2020	2019

Basic - weighted average shares outstanding	7,304	7,387
Dilutive restricted share units	-	4
Dilutive stock options	33	48
Diluted - weighted average shares outstanding	7,337	7,439
Anti-dilutive securities	149	73

14.   REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Military. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., Canada, and internationally. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. We also sell footwear under the Rocky label to the U.S. Military.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2020. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

When a right of return is part of the arrangement with the customer, we estimate the expected returns based on an analysis using historical data. We adjust our estimate either when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed, whichever occurs earlier. Please see Note 1 and Note 3 for additional information.

Trade receivables represent our right to unconditional payment that only relies on the passage of time.

Contract receivables represent contractual minimum payments required under non-cancellable contracts with the U.S. Military and other customers with a duration of one year or less.

Contract liabilities are performance obligations that we expect to satisfy or relieve within the next twelve months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancellable contracts before the transfer of goods or services to the customer has occurred. Our contract liability represents unconditional obligations to provide goods under non-cancellable contracts with the U.S. Military and other customers.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	December 31,	December 31,
($ in thousands)	2020	2019
Contract liabilities	$5,582	$4,746

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2019	4,746
Non-cancelable contracts with customers entered into during the period	8,060
Revenue recognized related to non-cancelable contracts with customers during the period	(7,224)
Balance, December 31, 2020	5,582

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 16 for segment disclosures.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow for the years ended December 31, as follows:

($ in thousands)	2020	2019

Interest paid	$151	$120

Federal, state, and local income taxes paid, net	$4,669	$5,327

Change in contract receivables, net	$(424)	$(2,144)

Change in contract liabilities, net	$836	$2,144

Property, plant, and equipment purchases in accounts payable	$2,316	$2,460

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

The following is a summary of segment results for the Wholesale, Retail, and Military segments for the years ended December 31,

	Twelve Months Ended
	December 31,
($ in thousands)	2020	2019
NET SALES:
Wholesale	$185,554	$179,519
Retail	72,877	64,824
Military	18,878	26,065
Total Net Sales	$277,309	$270,408

GROSS MARGIN:
Wholesale	$66,336	$61,133
Retail	34,283	28,941
Military	4,116	7,611
Total Gross Margin	$104,735	$97,685

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group for the years ended December 31:

($ in thousands)	2020	% of Sales	2019	% of Sales
Work footwear	$126,268	45.5%	$123,021	45.5%
Western footwear	61,127	22.0	52,976	19.6
Duty and commercial military footwear	41,005	14.8	42,583	15.7
Outdoor footwear	21,074	7.6	18,494	6.8
Military footwear	18,878	6.8	26,064	9.6
Apparel	3,382	1.2	2,782	1.0
Other	5,575	2.0	4,488	1.7
	$277,309	100.0%	$270,408	100.0%

Net sales to foreign countries represented approximately 0.8% of net sales in 2020 and 1.4% of net sales in 2019.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2020 and 2019:

	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

Net sales	$55,720	$56,186	$77,785	$87,618	$277,309
Gross margin	$19,320	$19,462	$29,832	$36,121	$104,735
Net income	$1,188	$2,442	$7,613	$9,721	$20,964
Dividends paid	$1,030	$1,023	$1,023	$1,017	$4,093

Net income per common share:
Basic	$0.16	$0.33	$1.04	$1.34	$2.87
Diluted	$0.16	$0.33	$1.04	$1.33	$2.86

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

Net sales	$65,929	$61,959	$67,179	$75,341	$270,408
Gross margin	$22,978	$21,441	$25,014	$28,252	$97,685
Net income	$3,605	$3,156	$5,616	$5,085	$17,462
Dividends paid	$887	$1,035	$1,036	$1,029	$3,987

Net income per common share:
Basic	$0.49	$0.43	$0.76	$0.68	$2.36
Diluted	$0.48	$0.42	$0.75	$0.70	$2.35

18. COMMITMENTS AND CONTINGENCIES

We are, from time to time, a party to litigation which arises in the normal course of business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of such proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.

19. SUBSEQUENT EVENTS

Subsequent to year-end, we closed on the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc., which expanded our brand portfolio to include The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger Brands. We acquired 100% of the voting interests of the performance and lifestyle footwear business of Honeywell International, Inc. with this acquisition. The total purchase price for these brands was $230 million, funded through cash on hand and two new credit facilities.

With the acquisition of The Original Muck Boot Company along with the XTRATUF, Servus, NEOS and Ranger brands, we will greatly enhance our powerful portfolio of footwear brands and significantly increase our sales and profitability. We are acquiring a well-run business with a corporate culture and a customer base similar to ours, which provides meaningful growth opportunities within our existing categories as well as an entry into new market segments. Its innovative and authentic product collections complement our existing offering with minimal overlap, which will allow us to strengthen our wholesale relationships and serve a wider consumer audience. At the same time, we plan to leverage our existing advanced fulfillment capabilities to improve distribution of the new brands to wholesale customers and accelerate direct-to-consumer penetration.

In connection with this acquisition, we incurred approximately $705,000 of transaction related expenses for year ended December 31, 2020, which are included in operating expenses in the consolidated statements of operations. From the period January 1, 2021 to March 15, 2021, we incurred approximately $4.5 million of transaction related costs.

We also entered into employment agreements with seven key employees from the performance and lifestyle footwear business of Honeywell International, Inc., pursuant to which, among other things, we agreed to grant 25,000 non-qualified stock options in the aggregate to the seven employees as an inducement for continuing their employment with the us.

Certain financial information and related disclosures pertaining to the acquisition completed on March 15, 2021 are not available as of March 16, 2021, the date of issuance of this filing because the closing statements have not yet been completed by the Seller.

On March 15, 2021, we entered into a senior secured term loan facility (“Term Facility”) with TCW, as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provides for quarterly payments of principal and bears interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest will be assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 3.25, the effective interest rate will be LIBOR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.25, the effective interest rate will be LIBOR plus 6.50% (or at our option, Prime Rate plus 5.50%). The term facility also has a LIBOR floor rate of 1.00%.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The term facility matures on March 15, 2026.

On March 15, 2021, we entered into a senior secured asset-based credit facility (“ABL Facility”) with Bank of America as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL facility may be increased to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. As of March 16, 2021, the total amount available on the ABL Facility was $150 million, with $80 million funded at the close of our recent acquisition. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances.

The ABL Facility is collateralized by first-lien on accounts receivable, inventory, cash and related assets and a second-lien on substantially all other assets. The ABL Facility matures on March 15, 2026. Interest on the ABL Facility is based on the amount available to be borrowed as set forth on the following chart:

	Average Availability as a
Revolver Pricing Level(1)	Percentage of Commitments	Base Rate	LIBOR Rate	Base Rate for FILO	LIBOR Rate for FILO
I	> 66.7%	0.00%	1.25%	0.50%	1.75%
II	>33.3% and < or equal to 66.7%	0.00%	1.50%	0.50%	2.00%
III	< or equal to 33.3%	0.25%	1.75%	0.75%	2.25%

(1) Until June 30, 2021, Tier II shall apply

Credit Facility Covenants

The Term Facility contains restrictive covenants which requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio. The fixed charge coverage ratio is calculated as (a) EBITDA minus the sum of (i) Capital Expenditures (except those financed with Borrowed Money other than under the Financing Agreements) and (ii) cash income taxes paid, to (b) Fixed Charges, with Fixed Charges being the sum of (x) interest expense (other than payment-in-kind), (y) scheduled principal payments made on Borrowed Money, and (c) Distributions paid in cash by the Company.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the agreement).

Both the Term Facility and the ABL Facility contain restrictions on the amount of dividends that may be paid.

Deferred Financing Fees

In connection with the Term Facility and ABL Facility, we had to pay certain fees that will be capitalized and amortized over the life of each respective loan. In addition, the ABL Facility requires us to pay an annual collateral management in the amount of $75,000 due on each anniversary of the ABL Facility issuance date, until it matures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included within this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on Internal Control over Financial Reporting

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company, and our report dated March 16, 2021 expressed an unqualified opinion.

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

March 16, 2021

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions “ELECTION OF DIRECTORS”, “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE”, “INFORMATION CONCERNING EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) to be held on May 26, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption “INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “TRANSACTIONS WITH RELATED PERSONS” in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is included under the caption “FEES OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Company’s Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10-K in Item 8:

●  Report of Independent Registered Public Accounting Firm

●  Consolidated Balance Sheets as of December 31, 2020 and 2019

●  Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

●  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020 and 2019

●  Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

●  Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019

(2) The following financial statement schedule for the years ended December 31, 2020 and 2019 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report. See Appendix A.

●  Schedule II -- Consolidated Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits:

Exhibit Number	Description

2.1***	Purchase Agreement, dated January 24, 2021, by and among Honeywell Safety Products USA, Inc., North Safety Products Limited, Honeywell Safety Products (UK) Limited, North Safety de Mexicali S de R.L. de C.V., Honeywell (China) Co. Ltd. and Rocky Brands, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 24, 2021, and filed on January 26, 2021).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

4.1 (P)	Form of Stock Certificate for the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2	Articles Fourth, Fifth, Sixth, Seventh, Eighth, Eleventh, Twelfth, and Thirteenth of the Company's Second Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.3 (P)	Articles I and II of the Company's Code of Regulations (see Exhibit 3.3).

4.4	Description of Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.01

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

10.08	Company’s Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders).

10.09

Form of Option Award Agreement under the Company’s 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.10

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

10.13

Employment Agreement, dated January 1, 2019, by and between the Company and Thomas Robertson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2018, filed January 7, 2019).

10.14

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

10.18

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

10.19	Revolving Credit, Guaranty, and Security Agreement dated March 15, 2021 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 15, 2021 and filed on March 16, 2021).

10.20	Term Credit and Security Agreement dated March 15, 2021 between the Company and The Direct Lending Group of TCW Asset Management Company, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 15, 2021 and filed on March 16, 2021).

21*	Subsidiaries of the Company.

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Power of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible iXBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

*** Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules or exhibits upon request of the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: March 16, 2021	By:	/s/ JASON BROOKS
Jason Brooks, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON BROOKS	Chief Executive Officer	March 16, 2021
Jason Brooks	(Principal Executive Officer)

/s/ THOMAS D. ROBERTSON	Chief Financial Officer	March 16, 2021
Thomas D. Robertson	(Principal Financial and Accounting Officer)

* Mike Brooks	Chairman and Director	March 16, 2021
Mike Brooks

* Curtis A. Loveland	Secretary and Director	March 16, 2021
Curtis A. Loveland

* Glenn E. Corlett	Director	March 16, 2021
Glenn E. Corlett

* Michael L. Finn	Director	March 16, 2021
Michael L. Finn

* G. Courtney Haning	Director	March 16, 2021
G. Courtney Haning

* James L. Stewart	Director	March 16, 2021
James L. Stewart

* William L. Jordan	Director	March 16, 2021
William L. Jordan

* robert b. moore, jr.	Director	March 16, 2021
Robert B. Moore, Jr.

* TracIE WINBIGLER	Director	March 16, 2021
Tracie Winbigler

By: /s/ JASON BROOKS
Jason Brooks, Attorney-in-Fact

Appendix A

ROCKY BRANDS, INC. AND SUBSIDIARIES

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2020 and 2019

($ in thousands)

	Balance at	Additions
	Beginning of	Charged to Costs			Balance at End
Description	Period	and Expenses	Deductions		of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2020	$952	$452	$(1,162)	(1)	$242
Year ended December 31, 2019	$1,268	$187	$(503)	(1)	$952
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
Year ended December 31, 2020	$372	$-	$(74)		$298
Year ended December 31, 2019	$421	$-	$(49)		$372
ALLOWANCE FOR DISCOUNTS AND RETURNS
Year ended December 31, 2020	$1,480	$23,223	$(22,885)		$1,818
Year ended December 31, 2019	$1,600	$19,492	$(19,612)		$1,480

(1)	Amount charged off, net of recoveries