Form 10-Q
period 2021-03-31
ROCKY BRANDS, INC.
filed 2021-05-06
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 7,283,434 shares of the Registrant's Common Stock outstanding on May 1, 2021.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,	March 31,
	2021	2020	2020
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$8,892	$28,353	$44,247
Trade receivables – net	84,050	48,010	33,277
Contract receivables	2,171	5,170	2,551
Other receivables	231	364	532
Inventories – net	125,133	77,576	77,214
Prepaid expenses	4,116	3,713	3,522
Total current assets	224,593	163,186	161,343
LEASED ASSETS	1,696	1,572	1,588
PROPERTY, PLANT & EQUIPMENT – net	51,150	33,750	28,434
IDENTIFIED INTANGIBLES – net	170,930	30,209	30,232
OTHER ASSETS	715	374	333
TOTAL ASSETS	$449,084	$229,091	$221,930

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	45,077	20,090	17,933
Contract liabilities	2,927	5,582	2,551
Current Portion of Long-Term Debt	3,250	-	-
Accrued expenses:
Salaries and wages	3,005	4,463	1,204
Taxes - other	618	893	588
Accrued freight	1,479	911	282
Commissions	1,185	712	362
Accrued duty	6,953	4,270	4,041
Income tax payable	2,357	1,019	-
Other	5,343	2,043	1,430
Total current liabilities	72,194	39,983	28,391
LONG-TERM DEBT	183,019	-	20,000
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	1,178	944	1,031
DEFERRED INCOME TAXES	8,271	8,271	8,108
DEFERRED LIABILITIES	386	219	215
TOTAL LIABILITIES	265,217	49,586	57,914
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2021 - 7,280,711; December 31, 2020 - 7,247,631; March 31, 2020 - 7,309,121	66,856	65,971	67,195
Retained earnings	117,011	113,534	96,821
Total shareholders' equity	183,867	179,505	164,016
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$449,084	$229,091	$221,930

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
NET SALES	$87,667	$55,720
COST OF GOODS SOLD	52,528	36,400
GROSS MARGIN	35,139	19,320

OPERATING EXPENSES	28,558	17,807

INCOME FROM OPERATIONS	6,581	1,513

OTHER (EXPENSES) INCOME	(747)	(9)

INCOME BEFORE INCOME TAXES	5,834	1,504

INCOME TAX EXPENSE	1,342	316

NET INCOME	$4,492	$1,188

INCOME PER SHARE
Basic	$0.62	$0.16
Diluted	$0.61	$0.16

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,258	7,351
Diluted	7,348	7,386

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2019	7,355	$67,993	$-	$96,663	$164,656

THREE MONTHS ENDED MARCH 31, 2020
Net income				$1,188	$1,188
Dividends paid on common stock ($0.14 per share)				(1,030)	(1,030)
Repurchase of common stock	(50)	$(1,000)			(1,000)
Stock issued for options exercised, including tax benefits	-	-		-	-
Stock compensation expense	4	202			202
BALANCE - March 31, 2020	7,309	$67,195	$-	$96,821	$164,016

BALANCE - December 31, 2020	7,248	$65,971	-	$113,534	$179,505

THREE MONTHS ENDED MARCH 31, 2021
Net income				$4,492	$4,492
Dividends paid on common stock ($0.14 per share)				(1,015)	(1,015)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	31	$607			607
Stock compensation expense	2	278			278
BALANCE - March 31, 2021	7,281	$66,856	$-	$117,011	$183,867

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,492	$1,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,095	1,260
Stock compensation expense	278	202
Change in assets and liabilities:
Receivables	4,201	14,486
Inventories	(5,912)	(483)
Other current assets	331	(1,757)
Other assets	(267)	(40)
Accounts payable	5,922	3,310
Accrued and other liabilities	(6,225)	(3,967)
Income taxes payable	(1,019)	(23)
Net cash provided by operating activities	2,896	14,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,209)	(3,417)
Acquisition of business, net of cash acquired	(206,970)	-
Net cash used in investing activities	(208,179)	(3,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and term loan	210,000	20,000
Repayments on revolving credit facility	(19,500)	-
Debt issuance costs	(4,270)	-
Proceeds from stock options	607	-
Repurchase of common stock	-	(1,000)
Dividends paid on common stock	(1,015)	(1,030)
Net cash provided by financing activities	185,822	17,970

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,461)	28,729

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	28,353	15,518
END OF PERIOD	$8,892	$44,247

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western and lifestyle. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2020 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2020, which includes all disclosures required by GAAP.

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

		Q1 2023 as long as we continue to qualify as a smaller reporting company	We are evaluating the impacts of the new standard on our existing financial instruments, including trade receivables.

Accounting Standards Adopted in the Current Year

Standard	Description	Effect on the financial statements or other significant matters
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This pronouncement changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements.	We adopted the new standard in Q1 2020 and the standard did not have a significant impact on our Unaudited Condensed Consolidated Financial Statements.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

This pronouncement is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

We adopted the new standard in Q1 2021 and the standard did not have a significant impact on our Consolidated Financial Statements.

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amounts of our long-term credit facility and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our credit facilities are categorized as Level 2.

We hold assets and liabilities in a separate trust in connection with deferred compensation plans. The fair value of these assets are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

4. ACQUISITION

The Performance and Lifestyle Footwear Business of Honeywell International, Inc.

On January 24, 2021, we entered into a Purchase Agreement (the "Purchase Agreement") with certain subsidiaries of Honeywell International Inc. (collectively, "Honeywell"), to purchase Honeywell's performance and lifestyle footwear business, including brand names, trademarks, assets and liabilities associated with Honeywell's performance and lifestyle footwear business (the "Acquisition") for a preliminary purchase price of $230 million.

On March 15, 2021 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. This is subject to further adjustments based on the final assessment of working capital and other items as of the closing date. The acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 9 for information regarding the two new credit facilities.

The Acquisition expanded our brand portfolio to include The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger brands (the "Acquired Brands"). We acquired 100% of the voting interests of certain subsidiaries and additional assets comprising the performance and lifestyle footwear business of Honeywell with the Acquisition.

With the acquisition of the Acquired Brands, we will greatly enhance our powerful portfolio of footwear brands and significantly increase our sales and profitability. We are acquiring a well-run business with a corporate culture and a customer base similar to ours, which provides meaningful growth opportunities within our existing product categories as well as an entry into new market segments. Its innovative and authentic product collections complement our existing offering with minimal overlap, which will allow us to strengthen our wholesale relationships and serve a wider consumer audience. At the same time, we plan to leverage our existing advanced fulfillment capabilities to improve distribution of the Acquired Brands to wholesale customers and accelerate direct-to-consumer penetration.

In connection with the Acquisition, we also entered into employment agreements with seven key employees from the performance and lifestyle footwear business of Honeywell, pursuant to which, among other things, we agreed to grant 25,000 non-qualified stock options in the aggregate to the seven employees as an inducement for continuing their employment with us.

In connection with the Acquisition, Honeywell will provide certain services to us under the Transition Service Agreement (TSA). The costs associated with the TSA are both fixed and variable. We expect these costs to decline over time as we integrate the businesses.

The Acquisition contributed net sales and net income of approximately $6.5 million and $0.5 million, respectively, to the unaudited condensed consolidated operating results for the period March 15, 2021 through March 31, 2021.

Acquisition-related costs

Costs incurred to complete and integrate the Acquisition are expensed as incurred and included in "operating expenses" in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2021, there were approximately $5.2 million of acquisition-related costs recognized. These costs represent banking fees, legal and professional fees, and consulting fees associated with the Acquisition.

Preliminary Purchase Price Allocation

The Acquisition has been accounted for under the business combinations accounting guidance. As a result, we have applied acquisition accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate preliminary closing price noted above was allocated to the major categories of assets acquired and liabilities assumed based on their fair values at the Acquisition Date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside valuation for certain assets, including specifically identified intangible assets.

The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and subject to change within the measurement period (up to 90 days from the acquisition date) as additional information concerning final working capital true-up adjustments and valuations related to assets acquired and liabilities assumed is obtained.

The following table summarizes the consideration paid for the Acquisition and the amounts of the assets acquired and liabilities assumed as of the Acquisition Date, which have been allocated on a preliminary basis and are subject to change based on the final working capital true-up.

($ in thousands)	Fair Value
Cash	$2,655
Accounts receivable (1)	37,109
Inventories (2)	41,640
Property, plant and equipment	15,576
Intangible assets (3)	140,727
Other assets	933
Accounts payable	(17,395)
Accrued expenses	(11,620)
Total identifiable net assets	209,625
Cash acquired	(2,655)
Total cash paid, net of cash acquired	$206,970

(1) The recorded amount for accounts receivable considers expected uncollectible amounts of approximately $0.2 million in its determination of fair value.

(2) Fair value of finished goods inventories included a preliminary step up value of approximately $3 million, of which approximately $0.3 million was expensed in the three months ended March 31, 2021 and included in "Cost of Goods Sold" in accompanying the condensed consolidated statements of operations.

(3) Intangible assets consist of trademarks and goodwill, allocated on a preliminary basis. The goodwill consists largely of synergies and economies of scale expected from the combining of the operations of Rocky and the Acquired Brands. Upon completion of the working capital true-up and fair value determinations noted above, goodwill will be assigned to the Company's wholesale and retail segments.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of the future results of operations. The pro forma results presented below are adjusted for the removal of acquisition-related costs of approximately $5.2 million for the three months ended March 31, 2021. There were no such transaction expenses for the three months ended March 31, 2020.

	Three Months Ended March 31,
($ in thousands, expect per share amount)	2021	2020
Net sales	$126,345	$94,630
Net income	$13,949	$2,500
Diluted earnings per share	$1.90	$0.34

5. REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Military. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S., Canada, and internationally. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. We also sell footwear under the Rocky label to the U.S. Military.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  March 31, 2021. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

When a right of return is part of the arrangement with the customer, we estimate the expected returns based on an analysis using historical data. We adjust our estimate either when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed, whichever occurs earlier. Please see Note 6  and Note 7 for additional information.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	March 31,	December 31,
($ in thousands)	2021	2020
Contract liabilities	$2,927	$5,582

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2020	5,582
Non-cancelable contracts with customers entered into during the period	116
Revenue recognized related to non-cancelable contracts with customers during the period	(2,771)
Balance, March 31, 2021	2,927

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 13 for segment disclosures.

6. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $394,000, $242,000 and $262,000 at March 31, 2021,  December 31, 2020 and  March 31, 2020, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $1,619,000, $1,348,000 and $838,000 at  March 31, 2021,  December 31, 2020 and  March 31, 2020, respectively.

7. INVENTORY

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2021	2020	2020
Raw materials	$19,372	$ 12,875	$12,634
Work-in-process	1,505	1,128	960
Finished goods	104,256	63,573	63,620
Total	$125,133	$ 77,576	$77,214

In accordance with ASC 606, the return reserve asset included within inventories was approximately $641,000, $744,000 and $492,000 at  March 31, 2021,  December 31, 2020 and  March 31, 2020, respectively.

8. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
March 31, 2021
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$785	110
Acquired Intangibles (1)	140,728	$-	140,728
Total Intangibles	$171,715	$785	$170,930

(1) Acquired intangibles consist of trademarks and goodwill, allocated on a preliminary basis.

	Gross	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2020
Trademarks
Wholesale	$27,192	$-	$27,192
Retail	2,900	-	2,900
Patents	895	778	117
Total Intangibles	$30,987	$778	$30,209

	Gross	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2020
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$755	140
Total Intangibles	$30,987	$755	$30,232

The weighted average life for our patents is 3.6 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2021	2020
Amortization expense	$7	$8

A schedule of approximate expected amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2021	$19
2022	22
2023	20
2024	17
2025	12
2026+	20

9. LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility (“Term Facility”) with TCW Asset Management Company, LLC, as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provides for quarterly payments of principal and bears interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest will be assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 3.25, the effective interest rate will be LIBOR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.25, the effective interest rate will be LIBOR plus 6.50% (or at our option, Prime Rate plus 5.50%). The term facility also has a LIBOR floor rate of 1.00%.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The term facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility (“ABL Facility”) with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  March 31, 2021, we had borrowing capacity of $55.7 million.

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

(1) Until June 30, 2021, Tier II shall apply.

Deferred Financing Fees

In connection with the Term Facility and ABL Facility, we had to pay certain fees that will be capitalized and amortized over the life of each respective loan. In addition, the ABL Facility requires us to pay an annual collateral management fee in the amount of $75,000 due on each anniversary of the ABL Facility issuance date, until it matures.

Current and long-term debt consisted of the following:

March 31,
($ in thousands)	2021
Term Facility that matures in 2026 with an effective interest rate of 8.00%	$130,000
ABL Facility that matures in 2026 with an effective interest rate of 3.25%	60,500
Total debt	190,500
Less: Unamortized debt issuance costs	(4,231)
Total debt, net of debt issuance costs	186,269
Less: Debt maturing within one year	(3,250)
Long-term debt	$183,019

Credit Facility Covenants

The Term Facility contains restrictive covenants which requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. We believe we are in compliance with all credit facility covenants as of March 31, 2021.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL facility). During the three months ended March 31, 2021, there were no triggering events and the covenant was not in effect.

Both the Term Facility and the ABL Facility contain restrictions on the amount of dividend payments.

Huntington Credit Facility

On February 13, 2019, we entered into a Revolving Credit, Guaranty, and Security Agreement (“Credit Agreement”) with the Huntington National Bank (“Huntington”) as administrative agent. The Credit Agreement provides for a new senior secured asset-based revolving credit facility up to a principal amount of $75 million, which includes a sublimit for the issuance of letters of credit up to $7.5 million (the “Huntington Credit Facility”). The Huntington Credit Facility may be increased up to an additional $25 million at our request and the lenders’ option, subject to customary conditions.

			Applicable
			Spread Rates for
		Applicable Spread Rates	Domestic Rate
	Average Excess Revolver Availability	for Eurodollar Rate	Revolving
Revolver Pricing Level	for Previous Quarter	Revolving Advances	Advances
I	$25,000,000+	1.00%	0.50%
II	$17,500,000 to < 25,000,000	1.25%	0.50%
III	$10,000,000 to < 17,500,000	1.50%	2.50%
IV	$< 10,000,000	1.75%	0.00%

The total amount available under the Huntington Credit Facility was subject to a borrowing base calculation based on various percentages of accounts receivable and inventory.

As of  March 31, 2020, we had $20.0 million in outstanding borrowings against the Credit Facility with an effective rate of 1.92%. As of  December 31, 2020, we had no outstanding borrowings against the Huntington Credit Facility. The Huntington Credit Facility was paid out and closed as part of the Acquisition and new credit facility with Bank of America.

Credit Facility Covenants

The Huntington Credit Facility contained restrictive covenants which required us to maintain a fixed charge coverage ratio. These restrictive covenants were only in effect upon a triggering event taking place. The Huntington Credit Facility contained restrictions on the amount of dividends that may be paid. During the three months ended March 31,  2020, there were no triggering events and the covenant was not in effect.

10. TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2017
China	2017
Various U.S. States	2016
Puerto Rico (U.S. Territory)	2015
Canada	2015

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three months ended March 31, 2021 and 2020. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rate was 23.0% and 21.0% for the three months ended March 31, 2021 and 2020, respectively.

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31,
(shares in thousands)	2021	2020

Basic - weighted average shares outstanding	7,258	7,351
Dilutive stock options	90	35
Diluted - weighted average shares outstanding	7,348	7,386
Anti-dilutive securities	34	151

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2021 and 2020 was as follows:

($ in thousands)	2021	2020

Interest paid	$20	$19

Federal, state, and local income taxes paid, net	$4	$-

Change in contract receivables, net	$2,999	$2,195

Change in contract liabilities, net	$(2,655)	$(2,195)

Property, plant, and equipment purchases in accounts payable	$1,668	$1,308

13. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Military. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Military includes sales to the U.S. Military. The following is a summary of segment results for the Wholesale, Retail, and Military segments for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
($ in thousands)	2021	2020
NET SALES:
Wholesale	$59,235	$34,986
Retail	23,986	16,890
Military	4,446	3,844
Total Net Sales	$87,667	$55,720

GROSS MARGIN:
Wholesale	$22,261	$11,241
Retail	11,549	7,454
Military	1,329	625
Total Gross Margin	$35,139	$19,320

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Acquisition - During first quarter in 2021 we closed on the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. We have incurred significant expenses associated with this acquisition and we expect to continue to incur expenses related to the acquisition as we fully integrate the businesses.

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

Net sales to foreign countries represented approximately 2.5% and 1.1% of net sales for three months ended March 31, 2021 and 2020, respectively.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on 10-K for the year ended December 31, 2020.

	Three Months Ended
	March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	59.9	65.3
Gross margin	40.1	34.7
Operating expenses	32.6	32.0
Income from operations	7.5%	2.6%

 Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$59,235	$34,986	$24,249	69.3%
Retail	23,986	16,890	7,096	42.0
Military	4,446	3,844	602	15.7
Total Net Sales	$87,667	$55,720	$31,947	57.3%

Wholesale sales increased as we continue to see a high demand with our Rocky, Georgia and Durango products as we have benefited from strong new collections and healthier stock positions. This has allowed us to obtain incremental shelf space with many of our key wholesale partners and experience better sell-through to the end consumer. Included in wholesale sales for the first quarter of 2021 was approximately $5.5 million in net sales attributed to the newly acquired brands of The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger that were tied to the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. which was completed on March 15, 2021. In the first quarter of 2020, we did see some softness from the pull forward on certain deliveries ahead of price increases that went into effect on January 1, 2020 as well as decreases due to the COVID-19 crisis as several states announced closures of all non-essential businesses and implemented stay-at-home directives, which cut back planned deliveries and replenishment orders.

Retail sales increased as we have continued to see strong growth in our direct to consumer e-commerce and marketplace businesses which we believe was attributable to both recent investments aimed at increasing traffic and conversion rates as well as an increase in online shopping due to the COVID-19 pandemic. Included in retail sales for the first quarter of 2021 was approximately $1.0 million in net sales attributed to the newly acquired brands of The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger that were associated with the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. which was completed on March 15, 2021. We have also seen an increase in our Lehigh business as businesses continue to re-open and get back to full capacity in the wake of the COVID-19 pandemic.

Military sales increased in the first quarter of 2021 due to a temporary closure of our manufacturing facility in Puerto Rico in 2020 due to the COVID-19 crisis.

	Three Months Ended
	March 31,
($ in thousands)	2021	2020	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$22,261	$11,241	$11,020
Margin %	37.6%	32.1%	5.5%
Retail Margin $'s	$11,549	$7,454	$4,095
Margin %	48.1%	44.1%	4.0%
Military Margin $'s	$1,329	$625	$704
Margin %	29.9%	16.3%	13.6%
Total Margin $'s	$35,139	$19,320	$15,819
Margin %	40.1%	34.7%	5.4%

Wholesale gross margin increased in the first quarter of 2021 due to stronger initial margins on some of our newer products, less discounting and better efficiencies at our manufacturing facilities as we have seen production increase over the last nine months. The first quarter of 2021 also included an increase to cost of goods sold of approximately $331,000 for a fair market value inventory adjustment related to the purchase accounting tied to the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. On an adjusted basis, 2021 first quarter margins were 38.1%. In the first quarter of 2020, adjusted gross margins were 33.8%, which included approximately $664,0000 of adjustments related to overhead and payroll expenses incurred during the temporary closure of our manufacturing facilities due to COVID-19. These expenses were partially offset by the employee retention credit tied to the CARES Act of 2020.

Retail gross margin increased as a higher percentage of our total retail sales were tied to our direct to consumer business which carries higher margins than our Lehigh businesses.

Military gross margin increased in the first quarter of 2021 due to some higher margin contracts and better efficiencies in our Puerto Rico manufacturing facility as production has increased over the last nine months. Adjusted gross margins for the first quarter of 2020 were 65.5%, which included approximately $324,000 of adjustments due to adjustments related to overhead and payroll expenses incurred during the temporary closure of our manufacturing facility due to COVID-19. These expenses were partially offset by the employee retention credit tied to the CARES Act of 2020.

The net effect of these expenses and credits were approximately $324,000. On an adjusted basis, 2020 first quarter margins increased to 26.5% as we continued to see stronger initial margins and better efficiencies at our Puerto Rico facility.

	Three Months Ended
	March 31,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$28,558	$17,807	$10,751	60.4%
% of Net Sales	32.6%	32.0%	0.6%

The increase in operating expenses for the first quarter of 2021 was due to an increase in variable expenses tied to the sales increase and approximately $5.2 million dollars of acquisition related expenses tied to the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. On an adjusted basis, the operating expenses for the first quarter of 2021 were $23,365 or 26.7% of net sales.

	Three Months Ended
	March 31,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,342	$316	$1,026	324.7%
Effective Tax Rate	23.0%	21.0%	2.0%

The effective tax rate increased to 23.0% for 2021 based on our actual results from fiscal year 2020 and a preliminary estimate of our tax rate post acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

During the three months ended March 31, 2021, our primary use of cash was to partly fund the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. compared to primarily using cash for working capital and capital expenditures to support our growth during years prior. Our working capital consists primarily of trade receivables and inventory, offset by debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $2.9 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.

We lease certain machinery, a shoe center, and manufacturing facilities under operating leases that generally provide for renewal options.

We believe that our ABL credit facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations and debt obligations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility please see Note 9.

Cash Flows

	Three Months Ended
	March 31,
($ in millions)	2021	2020
Operating activities	$2.9	$14.1
Investing activities	(208.2)	(3.4)
Financing activities	185.8	18.0
Net change in cash and cash equivalents	$(19.5)	$28.7

Operating Activities. Cash provided by operating activities was primarily impacted by an increase in accounts payable and decreases in accounts receivable, partially offset by increases in inventory for the three months ended March 31, 2021 and 2020.

Investing Activities. Cash used in investing activities primarily related our recent acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. for the three months ended March 31, 2021. See Note 4 for additional information regarding the acquisition. Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the three months ended March 31, 2020.

Financing Activities. Cash provided by financing activities was primarily related to proceeds from our term loan and revolving credit facility, partially offset by payments on our revolving credit facility and debt issuance costs paid in connection with our recent acquisition. Cash provided by financing activities was primarily related to the proceeds from our revolving credit facility, partially offset by payments of dividends on our common stock for the three months ended March 31, 2020.

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

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (filed March 16, 2021), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk as disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have made the necessary and appropriate updates to our internal controls as it relates to financial reporting over our Acquired Brands, none of which were material. We are currently evaluating the  business processes, information technology systems, and other components over internal controls of financial reporting related to the Acquired Brands as a part of our integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

			Maximum number (or
			approximate dollar value) of
	Total number of	Average price	shares (or units) that may yet
	shares (or units)	paid per share (or	be purchased under the plans
Period	purchased	units)	or programs (1)

January 1, 2021 - January 31, 2021	-	-	$4,561,969
February 1, 2021 - February 28, 2021	-	-	4,561,969
March 1, 2021 - March 31, 2021	-	-	7,500,000
Total	-	-	$7,500,000

(1)

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

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1#	Purchase Agreement, dated January 24, 2021, by and among Honeywell Safety Products USA, Inc., North Safety Products Limited, Honeywell Safety Products (UK) Limited, North Safety de Mexicali S de R.L. de C.V., Honeywell (China) Co. Ltd. and Rocky Brands, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 24, 2021, and filed on January 26, 2021).

2.2*#	Letter Agreement, dated March 14, 2021, Honeywell Safety Products USA, Inc., North Safety Products Limited, Honeywell Safety Products (UK) Limited, North Safety de Mexicali S de R.L. de C.V., Honeywell (China) Co. Ltd. and Rocky Brands, Inc.

10.1	ABL Loan and Security Agreement, dated March 15, 2021, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2021, and filed March 16, 2021).

10.2	Loan and Security Agreement, dated March 15, 2021, between the Company and TCW Asset Management Company LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 15, 2021, and filed March 16, 2021).

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

# Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules or exhibits upon request of the U.S. Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: May 6, 2021	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)