Form 10-Q
period 2021-06-30
ROCKY BRANDS, INC.
filed 2021-08-09
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 7,288,935 shares of the Registrant's Common Stock outstanding on July 31, 2021.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,	June 30,
	2021	2020	2020
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$8,358	$28,353	$25,832
Trade receivables – net	79,963	48,010	35,362
Contract receivables	2,017	5,170	1,254
Other receivables	235	364	402
Inventories – net	143,516	77,576	74,546
Income tax receivable	2,290	-	-
Prepaid expenses	4,772	3,713	3,358
Total current assets	241,151	163,186	140,754
LEASED ASSETS	2,626	1,572	1,554
PROPERTY, PLANT & EQUIPMENT – net	55,956	33,750	28,450
GOODWILL	48,375	-	-
IDENTIFIED INTANGIBLES – net	127,904	30,209	30,224
OTHER ASSETS	879	374	348
TOTAL ASSETS	$476,891	$229,091	$201,330

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$67,224	$20,090	$15,962
Contract liabilities	2,017	5,582	1,254
Current Portion of Long-Term Debt	3,250	-	-
Accrued expenses:
Salaries and wages	4,363	4,463	1,304
Taxes - other	536	893	778
Accrued freight	2,670	911	417
Commissions	1,068	712	392
Accrued duty	6,534	4,270	3,954
Accrued interest	2,197	-	-
Income tax payable	-	1,019	578
Other	5,115	2,043	1,598
Total current liabilities	94,974	39,983	26,237
LONG-TERM DEBT	184,121	-	-
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	1,867	944	967
DEFERRED INCOME TAXES	8,272	8,271	8,108
DEFERRED LIABILITIES	392	219	219
TOTAL LIABILITIES	289,795	49,586	35,700
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2021 - 7,283,434; December 31, 2020 - 7,247,631; June 30, 2020 - 7,312,217	67,210	65,971	67,390
Retained earnings	119,886	113,534	98,240
Total shareholders' equity	187,096	179,505	165,630
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$476,891	$229,091	$201,330

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET SALES	$131,602	$56,186	$219,268	$111,905
COST OF GOODS SOLD	82,448	36,724	134,976	73,124
GROSS MARGIN	49,154	19,462	84,292	38,781

OPERATING EXPENSES	40,717	16,363	69,275	34,169

INCOME FROM OPERATIONS	8,437	3,099	15,017	4,612

OTHER (EXPENSES) INCOME	(3,378)	(48)	(4,125)	(57)

INCOME BEFORE INCOME TAXES	5,059	3,051	10,892	4,555

INCOME TAX EXPENSE	1,164	609	2,506	925

NET INCOME	$3,895	$2,442	$8,386	$3,630

INCOME PER SHARE
Basic	$0.53	$0.33	$1.15	$0.50
Diluted	$0.52	$0.33	$1.13	$0.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,283	7,312	7,271	7,332
Diluted	7,439	7,334	7,402	7,360

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

SIX MONTHS ENDED JUNE 30, 2020
Net income				$1,188	$1,188
Dividends paid on common stock ($0.14 per share)				(1,030)	(1,030)
Repurchase of common stock	(50)	$(1,000)			(1,000)
Stock issued for options exercised, including tax benefits	-	-		-	-
Stock compensation expense	4	202		-	202
BALANCE - March 31, 2020	7,309	$67,195	$-	$96,821	$164,016

Net income				$2,442	$2,442
Dividends paid on common stock ($0.14 per share)				(1,023)	(1,023)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	-		-	-
Stock compensation expense	3	$195		-	195
BALANCE - June 30, 2020	7,312	$67,390	$-	$98,240	$165,630

BALANCE - December 31, 2020	7,248	$65,971	-	$113,534	$179,505

SIX MONTHS ENDED JUNE 30, 2021
Net income				$4,492	$4,492
Dividends paid on common stock ($0.14 per share)				(1,015)	(1,015)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	31	$607		-	607
Stock compensation expense	2	278		-	278
BALANCE - March 31, 2021	7,281	$66,856	$-	$117,011	$183,867

Net income				$3,895	$3,895
Dividends paid on common stock ($0.14 per share)				(1,020)	(1,020)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	1	$24		-	24
Stock compensation expense	1	330		-	330
BALANCE - June 30, 2021	7,283	$67,210	$-	$119,886	$187,096

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,386	$3,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,557	2,538
Amortization of debt issuance costs	249	-
Deferred income taxes	1	-
Loss on disposal of fixed assets	13	-
Stock compensation expense	608	397
Change in assets and liabilities:
Receivables	2,620	10,337
Contract receivables	3,153	3,492
Inventories	(23,487)	2,185
Other current assets	(1,254)	(1,558)
Other assets	(430)	(54)
Accounts payable	19,547	2,184
Accrued and other liabilities	(1,019)	(1,322)
Income taxes payable	636	578
Contract liabilities	(3,565)	(3,492)
Net cash provided by operating activities	11,015	18,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,757)	(5,548)
Acquisition of business, net of cash acquired	(206,970)	-
Net cash used in investing activities	(216,727)	(5,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	92,700	20,000
Repayments on revolving credit facility	(30,500)	(20,000)
Proceeds from term loan	130,000	-
Repayments on term loan	(813)	-
Debt issuance costs	(4,266)	-
Proceeds from stock options	631	-
Repurchase of common stock	-	(1,000)
Dividends paid on common stock	(2,035)	(2,053)
Net cash provided by (used in) financing activities	185,717	(3,053)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,995)	10,314

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	28,353	15,518
END OF PERIOD	$8,358	$25,832

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military and western. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2020 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2020, which includes all disclosures required by GAAP.

We report our segment information in accordance with provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. We evaluate business performance based upon several metrics, using segment profit as the primary financial measure. During the three months ended June 30, 2021, we changed our reporting segments when compared to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, to change our Military reporting segment to "Contract Manufacturing" and to change the composition thereof to continue to include sales to the U.S. Military ("Military Contracts") and to include sales under manufacturing contracts for private label or other specific footwear products sold through our Wholesale and Retail channels ("Private Contracts"). Previously, only Military Contracts were included in this segment. The Private Contract sales have characteristics more like Military Contracts, with similar sales, delivery processes and gross margins. This segment reporting change reflects a corresponding change in how our Chief Executive Officer and our Chief Financial Officer, our chief operating decision makers ("CODMs"), review financial information in order to allocate resources and assess performance. Previously, Private Contracts were included in the Wholesale segment, but with our acquisition of the lifestyle and performance business of Honeywell International, Inc., our Wholesale segment has substantially increased in size and our CODMs determined that the change in segment reporting was appropriate at this time to mirror how they evaluate and manage our business.

There has been no change in our total consolidated financial condition, results of operations, or segment information previously reported, as the result of the change in our reportable segments, as we had no Private Contract sales during the fiscal year ended December 31, 2020 or quarterly period ended March 31, 2021. Each of our reporting segments continue to employ consistent accounting policies. As a result of this assessment, we now report our activities in the following three reporting segments: Wholesale, Retail and Contract Manufacturing. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Contract Manufacturing includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 14 – Segment Reporting for further information.

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

		Q1 2023	We are evaluating the impacts of the new standard on our existing financial instruments, including trade receivables.

Accounting Standards Adopted in the Current Year

Standard	Description	Effect on the financial statements or other significant matters
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This pronouncement changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements.	We adopted the new standard in Q1 2020 and the standard did not have a significant impact on our Unaudited Condensed Consolidated Financial Statements.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

This pronouncement is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

We adopted the new standard in Q1 2021 and the standard did not have a significant impact on our Unaudited Condensed Consolidated Financial Statements.

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances), other customer receivables, net of allowances, and expected insurance recoveries. The carrying amounts of our long-term credit facility and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our credit facilities are categorized as Level 2.

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

On March 15, 2021 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. This is subject to further adjustments based on the final assessment of working capital and other items as of the closing date. The acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 10 for information regarding the two new credit facilities.

The Acquisition expanded our brand portfolio to include The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger brands (the "Acquired Brands"). We acquired 100% of the voting interests of certain subsidiaries and additional assets comprising the performance and lifestyle footwear business of Honeywell with the Acquisition.

With the acquisition of the Acquired Brands, we will greatly enhance our powerful portfolio of footwear brands and significantly increase our sales and profitability. We acquired a well-run business with a corporate culture and a customer base similar to ours, which provides meaningful growth opportunities within our existing product categories as well as an entry into new market segments. Its innovative and authentic product collections complement our existing offering with minimal overlap, which will allow us to strengthen our wholesale relationships and serve a wider consumer audience. At the same time, we plan to leverage our existing advanced fulfillment capabilities to improve distribution of the Acquired Brands to wholesale customers and accelerate direct-to-consumer penetration.

In connection with the Acquisition, we also entered into employment agreements with seven key employees from the performance and lifestyle footwear business of Honeywell, pursuant to which, among other things, we agreed to grant 25,000 non-qualified stock options in the aggregate to the seven employees as an inducement for continuing their employment with us.

In connection with the Acquisition, Honeywell will provide certain services to us under the Transition Service Agreement ("TSA"). The costs associated with the TSA are both fixed and variable. We expect these costs to decline over time as we integrate the businesses.

The Acquisition contributed net sales of $50.7 million and $57.2 million, respectively, to the unaudited condensed consolidated operating results for the three and the six months ended June 30, 2021. The Acquisition contributed net income of $0.1 million and $0.7 million, respectively, to the unaudited condensed consolidated operating results for the three and the six months ended June 30, 2021.

Acquisition-related costs

Costs incurred to complete and integrate the Acquisition are expensed as incurred and included in "operating expenses" in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2021, there were approximately $2.3 million and $7.5 million, respectively, of acquisition-related costs recognized. These costs represent investment banking fees, legal and professional fees, transaction fees, integration costs, and consulting fees associated with the Acquisition.

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

The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and subject to change within the measurement period (up to 165 days from the acquisition date) as additional information concerning final working capital true-up adjustments and valuations related to assets acquired and liabilities assumed is obtained.

The following table summarizes the consideration paid for the Acquisition and the amounts of the assets acquired and liabilities assumed as of the Acquisition Date, which have been allocated on a preliminary basis and are subject to change based on the final working capital true-up.

($ in thousands)	Fair Value
Cash	$2,655
Accounts receivable (1)	36,734
Inventories (2)	42,453
Property, plant and equipment	16,240
Goodwill (3)	48,375
Intangible assets	98,620
Other assets	933
Accounts payable	(17,743)
Accrued expenses	(12,807)
Total identifiable net assets	215,460
Cash acquired	(2,655)
Payable to Seller (4)	(5,835)
Total cash paid, net of cash acquired	$206,970

(1) The recorded amount for accounts receivable considers expected uncollectible amounts of approximately $0.2 million in its determination of fair value.

(2) Fair value of finished goods inventories included a preliminary step up value of approximately $3.5 million, of which approximately $2.3 and $2.6 million was expensed during the three and six months ended June 30, 2021, respectively, and is included in "Cost of Goods Sold" in the accompanying unaudited condensed consolidated statements of operations.

(3) Goodwill consists largely consists of the acquired workforce, expected cost synergies and economies of scale resulting from the Acquisition.

(4) Represents the preliminary amount owed to the seller, Honeywell, based on the preliminary working capital true-up and is included in "Accounts Payable" in the accompanying unaudited condensed consolidated balance sheet.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of the future results of operations. The pro forma results presented below are adjusted for the removal of acquisition-related costs of approximately $2.3 million and $7.5 million for the three and six months ended June 30, 2021, respectively. There were no such transaction expenses for the three and six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, expect per share amount)	2021	2020	2021	2020
Net sales	$131,602	$90,255	$257,947	$184,885
Net income	$6,154	$3,081	$20,103	$5,581
Diluted earnings per share	$0.83	$0.42	$2.72	$0.76

5. REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S., Canada, and internationally. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Under our Contract Manufacturing segment, we sell footwear under the Rocky label to the U.S. Military, and manufacture private label footwear and other footwear as contracted by a customer.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  June 30, 2021. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

When a customer has a right to a prompt payment discount, we estimate the likelihood that the customer will earn the discount using historical data and adjust our estimate when the estimate of the likelihood that a customer will earn the discount changes or the consideration becomes fixed, whichever occurs earlier. The estimated amount of variable consideration is recognized as a credit to trade receivables and a reduction in revenue until the uncertainty of the variable consideration is alleviated. Because most of our customers have payment terms of less than six months, there is not a significant financing component in our contracts with customers.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	June 30,	December 31,	June 30,
($ in thousands)	2021	2020	2020
Contract liabilities	$2,017	$5,582	$1,254

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2020	$5,582
Non-cancelable contracts with customers entered into during the period	2,017
Revenue recognized related to non-cancelable contracts with customers during the period	(5,582)
Balance, June 30, 2021	$2,017

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 14 for segment disclosures.

6. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,062,000, $242,000 and $278,000 at June 30, 2021,  December 31, 2020 and  June 30, 2020, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $2,057,000, $1,348,000 and $805,000 at  June 30, 2021,  December 31, 2020 and  June 30, 2020, respectively.

7. INVENTORY

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2021	2020	2020
Raw materials	$22,105	$12,875	$14,130
Work-in-process	1,668	1,128	1,189
Finished goods	119,743	63,573	59,227
Total	$143,516	$77,576	$74,546

In accordance with ASC 606, the return reserve asset included within inventories was approximately $955,000, $744,000 and $473,000 at  June 30, 2021,  December 31, 2020 and  June 30, 2020, respectively.

8. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill arose from the Acquisition and largely consists of the workforce acquired, expected cost synergies and economies of scale resulting from the business combination. We are evaluating goodwill for taxes purposes and a detailed analysis of the domestic and international goodwill tax treatment will occur in subsequent quarters.

GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customer. We monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments, as well as our reporting units. As previously stated, our operations represent three reporting segments, Wholesale, Retail and Contract Manufacturing. Goodwill impairment analysis will be performed for our Wholesale and Retail reporting segments. There is no goodwill allocated to our Contract Manufacturing segment. The amount of goodwill allocated to our wholesale and retail reporting segments will be determined upon completion of our working capital-true up.

Goodwill is subject to impairment tests at least annually. We review the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. We include assumptions about the expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill is considered impaired if the recorded value exceeds the fair value.

We may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. We would not be required to quantitatively determine the fair value of goodwill unless the we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projection and operating plans. We perform our annual testing for goodwill at the beginning of the fourth quarter of the fiscal year, starting with our fiscal year ended December 31, 2021.

9. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
June 30, 2021
Trademarks
Wholesale (1)	$72,592	-	$72,592
Retail (2)	9,220	-	9,220
Patents	895	$791	104
Customer relationships (3)	46,900	$912	45,988
Total Intangibles	$129,607	$1,703	$127,904

(1) $45.4 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(2) $6.3 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(3) Resulted from our Acquisition that occurred on March 15, 2021.

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2020
Trademarks
Wholesale	$27,192	$-	$27,192
Retail	2,900	-	2,900
Patents	895	778	117
Total Intangibles	$30,987	$778	$30,209

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
June 30, 2020
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$763	132
Total Intangibles	$30,987	$763	$30,224

The weighted average life for our patents is 3.2 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
Amortization expense	$918	$8	$925	$16

Updated to include the amortization of our acquired intangible assets, a schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2021	$1,576
2022	3,149
2023	3,147
2024	3,143
2025	3,139
2026+	31,938

10. LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility ("Term Facility") with TCW Asset Management Company, LLC, as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provides for quarterly payments of principal and bears interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest will be assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 3.25, the effective interest rate will be LIBOR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.25, the effective interest rate will be LIBOR plus 6.50% (or at our option, Prime Rate plus 5.50%). The Term Facility also has a LIBOR floor rate of 1.00%.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The Term Facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  June 30, 2021, we had borrowing capacity of $71.1 million.

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

(1) Until June 30, 2021, Tier II shall apply.

In connection with the Term Facility and ABL Facility, we had to pay certain fees that were capitalized and will be amortized over the life of each respective loan. In addition, the ABL Facility requires us to pay an annual collateral management fee in the amount of $75,000 due on each anniversary of the ABL Facility issuance date, until it matures.

Current and long-term debt consisted of the following:

June 30,
($ in thousands)	2021
Term Facility that matures in 2026 with an effective interest rate of 8.00%	$129,188
ABL Facility that matures in 2026:
LIBOR borrowings with an effective interest rate of 1.63%	40,000
Prime borrowings with an effective interest rate of 3.25%	22,200
Total debt	191,388
Less: Unamortized debt issuance costs	(4,017)
Total debt, net of debt issuance costs	187,371
Less: Debt maturing within one year	(3,250)
Long-term debt	$184,121

Credit Facility Covenants

The Term Facility contains restrictive covenants which requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. We believe we are in compliance with all credit facility covenants as of June 30, 2021.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the three and six months ended June 30, 2021, there were no triggering events and the covenant was not in effect.

Both the Term Facility and the ABL Facility contain restrictions on the amount of dividend payments.

Huntington Credit Facility

On February 13, 2019, we entered into a Revolving Credit, Guaranty, and Security Agreement (“Credit Agreement”) with the Huntington National Bank (“Huntington”) as administrative agent. The Credit Agreement provided for a new senior secured asset-based revolving credit facility up to a principal amount of $75 million, which included a sublimit for the issuance of letters of credit up to $7.5 million (the “Huntington Credit Facility”). The Huntington Credit Facility permitted increases up to an additional $25 million at our request and the lenders’ option, subject to customary conditions.

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

As of  December 31, 2020 and June 30, 2020, we had no outstanding borrowings against the Huntington Credit Facility. The Huntington Credit Facility was paid off and closed as part of the Acquisition and new ABL Facility with Bank of America.

Credit Facility Covenants

The Huntington Credit Facility contained restrictive covenants which required us to maintain a fixed charge coverage ratio. These restrictive covenants were only in effect upon a triggering event taking place. The Huntington Credit Facility contained restrictions on the amount of dividends that may be paid. During the three and six months ended June 30, 2020, there were no triggering events and the covenant was not in effect.

11. TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2017
China	2017
Various U.S. States	2016
Puerto Rico (U.S. Territory)	2015
Canada	2015

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and six months ended June 30, 2021 and 2020. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated tax rates for the  three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Effective Tax Rate	23.0%	20.0%	23.0%	20.3%

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in thousands)	2021	2020	2021	2020

Basic - weighted average shares outstanding	7,283	7,312	7,271	7,332
Dilutive stock options	156	22	132	28
Diluted - weighted average shares outstanding	7,439	7,334	7,402	7,360
Anti-dilutive securities	25	188	25	187

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three and six months ended June 30, 2021 and 2020 was as follows:

($ in thousands)	2021	2020

Interest paid	$1,625	$118

Federal, state, and local income taxes paid, net	$5,771	$7

Change in contract receivables, net	$3,153	$3,492

Change in contract liabilities, net	$(3,565)	$(3,492)

Property, plant, and equipment purchases in accounts payable	$855	$462

Preliminary working capital true-up related to acquired business	$5,835	$-

14. SEGMENT INFORMATION

During the three months ended June 30, 2021, we changed our reporting segments when compared to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, to change our Military reporting segment to "Contract Manufacturing" and to change the composition thereof to continue to include Military Contracts and to include sales under manufacturing contracts for private label or other Private Contracts. Previously, only Military Contracts were included in this segment. The Private Contract sales have characteristics more like Military Contracts, with similar sales, delivery processes and gross margins. This segment reporting change reflects a corresponding change in how our CODMs review financial information in order to allocate resources and assess performance. Previously, Private Contracts were included in the Wholesale segment, but with our Acquisition, our Wholesale segment has substantially increased in size and our CODMs determined that the change in segment reporting was appropriate at this time to mirror how they evaluate and manage our business.

There has been no change in our total consolidated financial condition, results of operations, or segment information previously reported, as the result of the change in our reportable segments, as we had no Private Contract sales during the fiscal year ended December 31, 2020 or quarterly period ended March 31, 2021.

We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Contract Manufacturing includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
NET SALES:
Wholesale	$101,142	$34,281	$160,261	$69,267
Retail	22,344	16,329	46,328	33,218
Contract Manufacturing	8,116	5,576	12,679	9,420
Total Net Sales	$131,602	$56,186	$219,268	$111,905

GROSS MARGIN:
Wholesale	$36,291	$10,776	$58,530	$22,017
Retail	11,094	7,853	22,643	15,307
Contract Manufacturing	1,769	833	3,119	1,457
Total Gross Margin	$49,154	$19,462	$84,292	$38,781

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Acquisition - During first quarter in 2021 we closed on the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc., which we refer to herein as the Acquisition. We have incurred significant expenses associated with the Acquisition and we expect to continue to incur expenses related to the Acquisition as we fully integrate the businesses.

COVID-19- We are monitoring and responding to the evolving nature of the global novel coronavirus pandemic (“COVID-19” or “pandemic”) and its impact to our global business. The health and safety of our team members is our top priority and to protect our employees, we are implementing all measures recommended by the Centers for Disease Control and Prevention (“CDC”). We will continue to proactively manage the Company and its operations through the pandemic, however we cannot predict the ultimate impact that COVID-19 will have on our short-term and long-term demand at this time, as it will depend on, among other things, the severity and duration of the COVID-19 pandemic. The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations and financial condition. Our liquidity is expected to be adequate to continue to run our operations and meet our obligations as they become due.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0	100.0%	100.0%
Cost of goods sold	62.6	65.4	61.6	65.3
Gross margin	37.4	34.6	38.4	34.7
Operating expenses	30.9	29.1	31.6	30.5
Income from operations	6.5%	5.5%	6.8%	4.2%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended
	June 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$101,142	$34,281	$66,861	195.0%
Retail	22,344	16,329	6,015	36.8
Contract Manufacturing	8,116	5,576	2,540	45.6
Total Net Sales	$131,602	$56,186	$75,416	134.2%

Wholesale sales increased as we continue to see a high demand with our Rocky, Georgia and Durango products as we have benefited from strong new collections and healthier stock positions. This has allowed us to obtain incremental shelf space with many of our key wholesale partners and experience better sell-through to the end consumer. Included in wholesale sales for the second quarter of 2021 was approximately $46.9 million in net sales attributed to the newly acquired brands of The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger, which we refer to as the Acquired Brands.

Retail sales increased as we have continued to see strong growth in our Lehigh business in the second quarter of 2021 over the second quarter 2020 as businesses continue to re-open and get back to full capacity in the wake of the COVID-19 pandemic. Included in retail sales for the second quarter of 2021 was approximately $3.8 million in net sales attributed to the Acquired Brands that were associated with the Acquisition, which was completed on March 15, 2021.

Contract Manufacturing sales increased in the second quarter of 2021 due mainly to two new private label programs and a new Private Contract.

	Three Months Ended
	June 30,
($ in thousands)	2021	2020	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$36,291	$10,776	$25,515
Margin %	35.9%	31.4%	4.5%
Retail Margin $'s	$11,094	$7,853	$3,241
Margin %	49.7%	48.1%	1.6%
Contract Manufacturing Margin $'s	$1,769	$833	$936
Margin %	21.8%	14.9%	6.9%
Total Margin $'s	$49,154	$19,462	$29,692
Margin %	37.4%	34.6%	2.8%

Wholesale gross margin increased in the second quarter of 2021 due to stronger initial margins on some of our newer products, less discounting and improved efficiencies at our manufacturing facilities as we have seen production increase over the last nine months. The second quarter of 2021 also included an increase to cost of goods sold of approximately $2.3 million for a fair market value inventory adjustment related to the purchase accounting tied to the Acquisition. On an adjusted basis, 2021 second quarter margins were 39.1%. In the second quarter of 2020, adjusted gross margins were 36.4%, which included approximately $0.7 million of adjustments related to overhead and payroll expenses incurred during the temporary closure of our manufacturing facilities due to COVID-19.

Retail gross margin increased as our direct to consumer business continues to grow at a faster rate than our other retail channels and we saw year over year sales increases on higher gross margin products.

Contract Manufacturing gross margin increased in the second quarter of 2021 due to some higher margin contracts and improved efficiencies in our Puerto Rico manufacturing facility as production has increased over the last nine months.

	Three Months Ended
	June 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$40,717	$16,363	$24,354	148.8%
% of Net Sales	30.9%	29.1%	1.8%

The increase in operating expenses for the second quarter of 2021 was due to an increase in variable expenses tied to the sales increase and approximately $2.3 million dollars of acquisition related expenses tied to the Acquisition. The purchase of this business also added significant operating expenses that we did not incur during the three months ended June 30, 2020. On an adjusted basis, the operating expenses for the first quarter of 2021 were $38.5 million or 29.2% of net sales.

	Three Months Ended
	June 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,164	$609	$555	91.1%
Effective Tax Rate	23.0%	20.0%	3.0%

Due on our Acquisition, we estimate that our tax rate will increase to 23.0% based on our actual results and a preliminary estimate of our tax rate post acquisition.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended
	June 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$160,261	$69,267	$90,994	131.4%
Retail	46,328	33,218	13,110	39.5
Contract Manufacturing	12,679	9,420	3,259	34.6
Total Net Sales	$219,268	$111,905	$107,363	95.9%

Wholesale sales increased as we continue to see a high demand with our Rocky, Georgia and Durango products as we have benefited from strong new collections and healthier stock positions. This has allowed us to obtain incremental shelf space with many of our key wholesale partners and experience better sell-through to the end consumer. Included in wholesale sales for the first half of 2021 was approximately $52.4 million in net sales attributed to the Acquired Brands.

Retail sales increased as we have continued to see strong growth in our direct to consumer e-commerce and marketplace businesses which we believe was attributable to both recent investments aimed at increasing traffic and conversion rates as well as an increase in online shopping due to the COVID-19 pandemic. Included in retail sales for the first half of 2021 was approximately $4.8 million in net sales attributed to the Acquired Brands. We have also seen an increase in our Lehigh business as businesses continue to re-open and get back to full capacity in the wake of the COVID-19 pandemic.

Contract Manufacturing sales increased in the first six months of 2021 due to a temporary closure of our manufacturing facility in Puerto Rico in 2020 due to the COVID-19 crisis. In addition, we entered into two new private label programs and a new Private Contract.

	Six Months Ended
	June 30,
($ in thousands)	2021	2020	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$58,530	$22,017	$36,513
Margin %	36.5%	31.8%	4.7%
Retail Margin $'s	$22,643	$15,307	$7,336
Margin %	48.9%	46.1%	2.8%
Contract Manufacturing Margin $'s	$3,119	$1,457	$1,662
Margin %	24.6%	15.5%	9.1%
Total Margin $'s	$84,292	$38,781	$45,511
Margin %	38.4%	34.7%	3.7%

Wholesale gross margin increased in the first half of 2021 due to stronger initial margins on some of our newer products, less discounting and improve efficiencies at our manufacturing facilities as we have seen production increase over the last nine months. The first half of 2021 also included an increase to cost of goods sold of approximately $2.6 million for a fair market value inventory adjustment related to the purchase accounting tied to the Acquisition. On an adjusted basis, gross margins were 38.1% for the six months ended June 30, 2021. In the first half of 2020, adjusted gross margins were 33.8%, which included approximately $1.3 million of adjustments related to overhead and payroll expenses incurred during the temporary closure of our manufacturing facilities due to COVID-19. These expenses were partially offset by the employee retention credit tied to the CARES Act of 2020. The increase in adjusted gross margin was due to the reasons noted above.

Retail gross margin increased as a higher percentage of our total retail sales were tied to our direct to consumer business which carries higher margins than our Lehigh businesses.

Contract Manufacturing gross margin increased in the first half of 2021 due to some higher margin contracts and better efficiencies in our Puerto Rico manufacturing facility as production has increased over the last nine months. Adjusted gross margins for the first half of 2020 were 22.4%, which included approximately $654,000, net of adjustments due to adjustments related to overhead and payroll expenses incurred during the temporary closure of our manufacturing facility due to COVID-19 that were partially offset by the employee retention credit tied to the CARES Act of 2020.

	Six Months Ended
	June 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$69,275	$34,169	$35,106	102.7%
% of Net Sales	31.6%	30.5%	1.1%

The increase in operating expenses for the first half of 2021 was due to an increase in variable expenses tied to the sales increase and approximately $7.5 million dollars of acquisition related expenses tied to the Acquisition. The purchase of this business also added significant operating expenses that we did not incur during the six months ended June 30, 2020.

	Six Months Ended
	June 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$2,506	$925	$1,581	170.9%
Effective Tax Rate	23.0%	20.3%	2.7%

Due to our Acquisition, we estimate that our tax rate will increase to 23.0% based on our actual results and a preliminary estimate of our tax rate post acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

During the six months ended June 30, 2021, our primary use of cash was to partly fund the Acquisition and for working capital and capital expenditures to support our growth. During the six months ended June 30, 2020, we primarily used cash for only working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $10.6 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively.

We lease certain machinery, two shoe centers, a distribution center and manufacturing facilities under operating leases that generally provide for renewal options.

We believe that our ABL Facility coupled with cash generated from operations will provide sufficient liquidity to fund our operations and debt obligations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility see Note 10.

Cash Flows

	Six Months Ended
	June 30,
($ in millions)	2021	2020
Operating activities	$11.0	$18.9
Investing activities	(216.7)	(5.5)
Financing activities	185.7	(3.1)
Net change in cash and cash equivalents	$(20.0)	$10.3

Operating Activities. Cash provided by operating activities was primarily impacted by an increase in accounts payable, partially offset by an increase in inventory for the six months ended June 30, 2021. Cash provided by operating activities was primarily impacted by an increase in accounts payable and decreases in accounts receivable and inventory for the six months ended June 30, 2020.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2021 was primarily related our to Acquisition. See Note 4 for additional information regarding the acquisition. Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the six months ended June 30, 2020.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2021 was primarily related to proceeds from our term loan and revolving credit facility, partially offset by payments on our revolving credit facility and debt issuance costs paid in connection with our recent acquisition. Cash used in financing activities was primarily related to the payments of dividends on our common stock and repurchases of common stock for the six months ended June 30, 2020.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have made the necessary and appropriate updates to our internal controls as it relates to financial reporting over our Acquired Brands, none of which were material. We are currently evaluating the  business processes, information technology systems, and other components over internal controls of financial reporting related to the Acquired Brands as a part of our integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

			Maximum number (or
			approximate dollar value) of
	Total number of	Average price	shares (or units) that may yet
	shares (or units)	paid per share (or	be purchased under the plans
Period	purchased	units)	or programs (1)

April 1, 2021 - April 30, 2021	-	-	$7,500,000
May 1, 2021 - May 31, 2021	-	-	7,500,000
June 1, 2021 - June 30, 2021	-	-	7,500,000
Total	-	-	$7,500,000

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

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 9, 2021	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)