Form 10-Q
period 2021-09-30
ROCKY BRANDS, INC.
filed 2021-11-09
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 7,300,199 shares of the Registrant's Common Stock outstanding on October 31, 2021.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,	September 30,
	2021	2020	2020
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$12,918	$28,353	$19,947
Trade receivables – net	80,677	48,010	49,188
Contract receivables	1,899	5,170	-
Other receivables	211	364	364
Inventories – net	202,199	77,576	80,655
Income tax receivable	4,220	-	-
Prepaid expenses	7,438	3,713	3,611
Total current assets	309,562	163,186	153,765
LEASED ASSETS	2,833	1,572	1,399
PROPERTY, PLANT & EQUIPMENT – net	57,190	33,750	31,325
GOODWILL	49,169	-	-
IDENTIFIED INTANGIBLES – net	127,116	30,209	30,216
OTHER ASSETS	952	374	355
TOTAL ASSETS	$546,822	$229,091	$217,060

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$85,100	$20,090	$23,834
Contract liabilities	1,899	5,582	-
Current Portion of Long-Term Debt	3,250	-	-
Accrued expenses:
Salaries and wages	6,409	4,463	3,813
Taxes - other	585	893	789
Accrued freight	3,796	911	729
Commissions	898	712	544
Accrued duty	5,243	4,270	4,586
Accrued interest	2,216	-	-
Income tax payable	-	1,019	422
Other	4,956	2,043	1,563
Total current liabilities	114,352	39,983	36,280
LONG-TERM DEBT	235,506	-	-
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	1,980	944	833
DEFERRED INCOME TAXES	8,271	8,271	8,108
DEFERRED LIABILITIES	503	219	238
TOTAL LIABILITIES	360,781	49,586	45,628
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2021 - 7,295,435; December 31, 2020 - 7,247,631; September 30, 2020 - 7,276,379	67,662	65,971	66,604
Retained earnings	118,379	113,534	104,828
Total shareholders' equity	186,041	179,505	171,432
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$546,822	$229,091	$217,060

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET SALES	$125,507	$77,785	$344,776	$189,691
COST OF GOODS SOLD	78,546	47,952	213,522	121,077
GROSS MARGIN	46,961	29,833	131,254	68,614

OPERATING EXPENSES	44,208	20,175	113,483	54,344

INCOME FROM OPERATIONS	2,753	9,658	17,771	14,270

OTHER EXPENSES	(3,241)	(55)	(7,366)	(112)

(LOSS) INCOME BEFORE INCOME TAXES	(488)	9,603	10,405	14,158

INCOME TAX (BENEFIT) EXPENSE	(113)	1,992	2,393	2,917

NET (LOSS) INCOME	$(375)	$7,611	$8,012	$11,241

(LOSS) INCOME PER SHARE
Basic	$(0.05)	$1.04	$1.10	$1.54
Diluted	$(0.05)	$1.04	$1.08	$1.53

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,370	7,306	7,304	7,323
Diluted	7,370	7,336	7,436	7,352

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2019	$7,355	$67,993	$-	$96,663	$164,656

NINE MONTHS ENDED SEPTEMBER 30, 2020
Net income				$1,188	1,188
Dividends paid on common stock ($0.14 per share)				(1,030)	(1,030)
Repurchase of common stock	(50)	$(1,000)			(1,000)
Stock issued for options exercised, including tax benefits	-	-			-
Stock compensation expense	4	202			202
BALANCE - March 31, 2020	7,309	$67,195	$-	$96,821	$164,016

Net income				$2,442	$2,442
Dividends paid on common stock ($0.14 per share)				(1,023)	(1,023)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	-		-	-
Stock compensation expense	3	$194		-	194
BALANCE - June 30, 2020	7,312	$67,389	$-	$98,240	$165,629

Net income				$7,611	$7,611
Dividends paid on common stock ($0.14 per share)				(1,023)	(1,023)
Repurchase of common stock	(41)	$(1,004)			(1,004)
Stock issued for options exercised, including tax benefits	2	29		-	29
Stock compensation expense	3	190		-	190
BALANCE - September 30, 2020	7,276	$66,604	$-	$104,828	$171,432

BALANCE - December 31, 2020	7,248	$65,971	-	$113,534	$179,505

NINE MONTHS ENDED SEPTEMBER 30, 2021
Net income				$4,492	$4,492
Dividends paid on common stock ($0.14 per share)				(1,015)	(1,015)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	31	$607		-	607
Stock compensation expense	2	278		-	278
BALANCE - March 31, 2021	7,281	$66,856	$-	$117,011	$183,867

Net income				$3,895	$3,895
Dividends paid on common stock ($0.14 per share)				(1,020)	(1,020)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	1	$24		-	24
Stock compensation expense	1	330		-	330
BALANCE - June 30, 2021	7,283	$67,210	$-	$119,886	$187,096

Net loss				$(375)	$(375)
Dividends paid on common stock ($0.16 per share)				(1,132)	(1,132)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	9	$125		-	125
Stock compensation expense	3	327		-	327
BALANCE - September 30, 2021	7,295	$67,662	$-	$118,379	$186,041

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,012	$11,241
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,232	3,805
Amortization of debt issuance costs	462	-
Loss on disposal of fixed assets	12	-
Stock compensation expense	935	586
Change in assets and liabilities:
Receivables	4,219	1,295
Contract receivables	3,272	-
Inventories	(83,642)	(3,924)
Other current assets	(4,127)	(1,656)
Other assets	(504)	(62)
Accounts payable	41,082	8,989
Accrued and other liabilities	2,482	(2,600)
Income taxes	(5,239)	422
Contract liabilities	(3,684)	-
Net cash (used in) provided by operating activities	(28,488)	18,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,860)	(8,618)
Acquisition of business, net of cash acquired	(206,970)	-
Proceeds from sales of fixed assets	-	3
Net cash used in investing activities	(222,830)	(8,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	144,685	-
Repayments on revolving credit facility	(30,500)	-
Proceeds from term loan	130,000	-
Repayments on term loan	(1,625)	-
Debt issuance costs	(4,266)	-
Proceeds from stock options	756	29
Repurchase of common stock	-	(2,004)
Dividends paid on common stock	(3,167)	(3,077)
Net cash provided by (used in) financing activities	235,883	(5,052)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,435)	4,429

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	28,353	15,518
END OF PERIOD	$12,918	$19,947

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2020 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2020, which includes all disclosures required by GAAP.

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

There has been no change in our total consolidated financial condition, results of operations, or segment information previously reported, as the result of the change in our reportable segments, as we had no Private Contract sales during the fiscal year ended December 31, 2020 or quarterly period ended March 31, 2021. Each of our reporting segments continue to employ consistent accounting policies. As a result of this assessment, we now report our activities in the following three reporting segments: Wholesale, Retail and Contract Manufacturing. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Contract Manufacturing includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 14 – Segment Information for further information.

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

4. ACQUISITION

The Performance and Lifestyle Footwear Business of Honeywell International, Inc.

On January 24, 2021, we entered into a Purchase Agreement (the "Purchase Agreement") with certain subsidiaries of Honeywell International Inc. (collectively, "Honeywell"), to purchase Honeywell's performance and lifestyle footwear business, including brand names, trademarks, assets and liabilities associated with Honeywell's performance and lifestyle footwear business (the "Acquisition") for an aggregate purchase price of $212 million.

On March 15, 2021 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. Upon a final agreement of net working capital as of the Acquisition Date, we owed Honeywell an additional $5.4 million. The Acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 10 for information regarding the two new credit facilities.

The Acquisition expanded our brand portfolio to include The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger brands (the "Acquired Brands"). We acquired 100% of the voting interests of certain subsidiaries and additional assets comprising the performance and lifestyle footwear business of Honeywell with the Acquisition.

With the Acquisition, we will greatly enhance our powerful portfolio of footwear brands and significantly increase our sales and profitability. We acquired a well-run business with a corporate culture and a customer base similar to ours, which provides meaningful growth opportunities within our existing product categories as well as an entry into new market segments. Its innovative and authentic product collections complement our existing offering with minimal overlap, which will allow us to strengthen our wholesale relationships and serve a wider consumer audience. At the same time, we plan to leverage our existing advanced fulfillment capabilities to improve distribution of the Acquired Brands to wholesale customers and accelerate direct-to-consumer penetration.

In connection with the Acquisition, we also entered into employment agreements with seven key employees from the performance and lifestyle footwear business of Honeywell, pursuant to which, among other things, we agreed to grant 25,000 non-qualified stock options in the aggregate to the seven employees as an inducement for continuing their employment with us.

In connection with the Acquisition, Honeywell will provide certain services to us under the Transition Service Agreement ("TSA"). The costs associated with the TSA are both fixed and variable. We expect these costs to continue decline over time as we integrate the businesses.

The Acquisition contributed net sales of $37.2 million and $94.4 million, respectively, to the unaudited condensed consolidated operating results for the three and nine months ended September 30, 2021. The Acquisition contributed net loss of $3.8 million and $3.1 million, respectively, to the unaudited condensed consolidated operating results for the three and nine months ended September 30, 2021.

Acquisition-related costs

Costs incurred to complete and integrate the Acquisition are expensed as incurred and included in "operating expenses" in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, there were approximately $2.8 million and $10.3 million, respectively, of acquisition-related costs recognized. These costs represent investment banking fees, legal and professional fees, transaction fees, integration costs, amortization and consulting fees associated with the Acquisition.

Preliminary Purchase Price Allocation

The Acquisition has been accounted for under the business combinations accounting guidance. As a result, we have applied acquisition accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. The aggregate closing price noted above was allocated to the major categories of assets acquired and liabilities assumed based on their fair values at the Acquisition Date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside valuation for certain assets, including specifically identified intangible assets.

The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill is not finalized and is subject to adjustment until the final valuation related to assets acquired and liabilities assumed is obtained (up to one year from the Acquisition Date).

The following table summarizes the consideration paid and estimated fair value of the assets acquired and liabilities assumed as of the Acquisition Date.

($ in thousands)	Fair Value
Cash	$2,655
Accounts receivable (1)	36,734
Inventories (2)	40,981
Property, plant and equipment	16,240
Goodwill (3)	49,169
Intangible assets	98,620
Other assets	933
Accounts payable	(17,526)
Accrued expenses	(12,807)
Total identifiable net assets	214,999
Cash acquired	(2,655)
Payable to Seller (4)	(5,374)
Total cash paid, net of cash acquired	$206,970

(1) The recorded amount for accounts receivable considers expected uncollectible amounts of approximately $0.2 million in its determination of fair value.

(2) Fair value of finished goods inventories included a preliminary step up value of approximately $3.5 million, of which approximately $0.9 million and $3.5 million were expensed during the three and nine months ended September 30, 2021, respectively, and are included in "Cost of Goods Sold" in the accompanying unaudited condensed consolidated statements of operations.

(3) Goodwill consists largely consists of the acquired workforce, expected cost synergies and economies of scale resulting from the Acquisition.

(4) Represents the amount owed to the seller, Honeywell, based on the final working capital true-up and is included in "Accounts Payable" in the accompanying unaudited condensed consolidated balance sheet at  September 30, 2021.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of the future results of operations. The pro forma results presented below are adjusted for the removal of acquisition-related costs of approximately $2.8 million and $10.3 million for the three and nine months ended September 30, 2021, respectively. There were no such transaction expenses for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, expect per share amount)	2021	2020	2021	2020
Net sales	$125,507	$133,104	$383,454	$317,898
Net income	$2,517	$14,153	$22,620	$19,734
Diluted earnings per share	$0.34	$1.93	$3.04	$2.68

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  September 30, 2021. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in operating expenses.

Costs associated with obtaining a contract are expensed as incurred in accordance with the practical expedient in ASC 340-40 in instances where the amortization period is one year or less. We anticipate substantially all of our costs incurred to obtain a contract would be subject to this practical expedient.

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	September 30,	December 31,	September 30,
($ in thousands)	2021	2020	2020
Contract liabilities	$1,899	$5,582	$-

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2020	$5,582
Non-cancelable contracts with customers entered into during the period	2,017
Revenue recognized related to non-cancelable contracts with customers during the period	(5,700)
Balance, September 30, 2021	$1,899

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 14 for segment disclosures.

6. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $332,000, $242,000 and $192,000 at September 30, 2021,  December 31, 2020 and  September 30, 2020, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $1,583,000, $1,348,000 and $1,198,000 at  September 30, 2021,  December 31, 2020 and  September 30, 2020, respectively.

7. INVENTORY

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2021	2020	2020
Raw materials	$23,639	$12,875	$12,967
Work-in-process	1,760	1,128	1,367
Finished goods	176,800	63,573	66,321
Total	$202,199	$77,576	$80,655

In accordance with ASC 606, the return reserve asset included within inventories was approximately $647,000, $744,000 and $654,000 at  September 30, 2021,  December 31, 2020 and  September 30, 2020, respectively.

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

GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. We monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments, as well as our reporting units. As previously stated, our operations represent three reporting segments, Wholesale, Retail and Contract Manufacturing. Goodwill impairment analysis will be performed for our Wholesale and Retail reporting segments. There is no goodwill allocated to our Contract Manufacturing segment. The amount of goodwill allocated to our wholesale and retail reporting segments will be determined upon completion of the valuation of the assets acquired and liabilities assumed.

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

We may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. We would not be required to quantitatively determine the fair value of goodwill unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projection and operating plans. We perform our annual testing for goodwill at the beginning of the fourth quarter of each fiscal year, starting with our fiscal year ended December 31, 2021.

9. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
September 30, 2021
Trademarks
Wholesale (1)	$72,592	-	$72,592
Retail (2)	9,220	-	9,220
Patents	895	$797	98
Customer relationships (3)	46,900	1,694	45,206
Total Intangibles	$129,607	$2,491	$127,116

(1) $45.4 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(2) $6.3 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(3) Resulted from our Acquisition that occurred on March 15, 2021.

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2020
Trademarks
Wholesale	$27,192	$-	$27,192
Retail	2,900	-	2,900
Patents	895	778	117
Total Intangibles	$30,987	$778	$30,209

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
September 30, 2020
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$771	124
Total Intangibles	$30,987	$771	$30,216

The weighted average life for our patents is 3.1 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Amortization expense	$788	$8	$1,713	$24

Updated to include the amortization of our acquired intangible assets, a schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2021	$788
2022	3,149
2023	3,147
2024	3,143
2025	3,139
2026+	31,938

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

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  September 30, 2021, we had borrowing capacity of $35.8 million.

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

(1) Until June 30, 2021, Tier II applied.

In connection with the Term Facility and ABL Facility, we had to pay certain fees that were capitalized and will be amortized over the life of each respective loan. In addition, the ABL Facility requires us to pay an annual collateral management fee in the amount of $75,000 due on each anniversary of the ABL Facility issuance date, until it matures.

Current and long-term debt consisted of the following:

September 30,
($ in thousands)	2021
Term Facility that matures in 2026 with an effective interest rate of 7.50%	$128,375
ABL Facility that matures in 2026:
LIBOR borrowings with an effective interest rate of 1.63%	110,000
Prime borrowings with an effective interest rate of 3.25%	4,185
Total debt	242,560
Less: Unamortized debt issuance costs	(3,804)
Total debt, net of debt issuance costs	238,756
Less: Debt maturing within one year	(3,250)
Long-term debt	$235,506

Credit Facility Covenants

The Term Facility contains restrictive covenants which requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. We believe we are in compliance with all credit facility covenants as of September 30, 2021.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the three and nine months ended September 30, 2021, there were no triggering events and the covenant was not in effect.

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

As of  December 31, 2020 and  September 30, 2021 we had no outstanding borrowings against the Huntington Credit Facility. The Huntington Credit Facility was paid off and closed as part of the Acquisition and new ABL Facility with Bank of America.

Credit Facility Covenants

The Huntington Credit Facility contained restrictive covenants which required us to maintain a fixed charge coverage ratio. These restrictive covenants were only in effect upon a triggering event taking place. The Huntington Credit Facility contained restrictions on the amount of dividends that may be paid. During the three and nine months ended September 30, 2021, there were no triggering events and the covenant was not in effect.

11. TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2017
China	2017
Various U.S. States	2016
Puerto Rico (U.S. Territory)	2015
Canada	2015

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and nine months ended September 30, 2021 and 2020. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated tax rates for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Effective Tax Rate	23.2%	20.7%	23.0%	20.6%

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(shares in thousands)	2021		2020	2021	2020

Basic - weighted average shares outstanding	7,370		7,306	7,304	7,323
Dilutive stock options	-	(1)	30	132	29
Diluted - weighted average shares outstanding	7,370	(2)	7,336	7,436	7,352
Anti-dilutive securities	25		154	25	184

(1) Due to a loss for the period, zero dilutive stock options are included because the effect would be antidilutive.

(2) Due to a loss for the period, zero dilutive shares are included because the effect would be antidilutive.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30 was as follows:

($ in thousands)	2021	2020

Interest paid	$4,736	$132

Federal, state, and local income taxes paid, net	$7,591	$479

Change in contract receivables, net	$3,271	$4,746

Change in contract liabilities, net	$(3,683)	$(4,746)

Property, plant, and equipment purchases in accounts payable	$2,129	$1,530

Preliminary working capital true-up related to acquired business	$5,374	$-

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

We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Contract Manufacturing includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
NET SALES:
Wholesale	$95,980	$56,347	$256,242	$125,614
Retail	21,840	16,141	68,168	49,359
Contract Manufacturing	7,687	5,297	20,366	14,718
Total Net Sales	$125,507	$77,785	$344,776	$189,691

GROSS MARGIN:
Wholesale	$34,609	$20,891	$93,139	$42,908
Retail	10,907	7,531	33,551	22,838
Contract Manufacturing	1,445	1,411	4,564	2,868
Total Gross Margin	$46,961	$29,833	$131,254	$68,614

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the first quarter in 2021 we closed on the acquisition of the performance and lifestyle footwear business of Honeywell International, Inc., which we refer to herein as the Acquisition. We have incurred significant expenses associated with the Acquisition and we expect to continue to incur expenses related to the Acquisition as we fully integrate the businesses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.6	61.6	61.9	63.8
Gross margin	37.4	38.4	38.1	36.2
Operating expenses	35.2	25.9	32.9	28.6
Income from operations	2.2%	12.4%	5.2%	7.5%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended
	September 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$95,980	$56,347	$39,633	70.3%
Retail	21,840	16,141	5,699	35.3
Contract Manufacturing	7,687	5,297	2,390	45.1
Total Net Sales	$125,507	$77,785	$47,722	61.4%

Included in wholesale net sales is $32.5 million that was attributed to the newly acquired brands of The Original Muck Boot Company, XTRATUF, Servus, NEOS and Ranger, which we refer to as the Acquired Brands that were associated with the Acquisition, which was completed on March 15, 2021. While we did see an increase in sales with our legacy brands in the third quarter of 2021, we experienced temporary constraints at our distribution center that hindered our ability to fulfill all orders timely resulting in less sales for the quarter ended September 30, 2021.

Retail sales increased as we have continued to see strong growth in our Lehigh business in the third quarter of 2021 over the third quarter 2020 as businesses continue to re-open and get back to full capacity in the wake of the COVID-19 pandemic. Included in retail sales for the third quarter of 2021 was approximately $4.2 million in net sales attributed to the Acquired Brands.

Contract Manufacturing sales increased in the third quarter of 2021 as we continued to fulfill our military contracts and start to fulfill two new private label programs.

	Three Months Ended
	September 30,
($ in thousands)	2021	2020	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$34,609	$20,891	$13,718
Margin %	36.1%	37.1%	-0.9%
Retail Margin $'s	$10,907	$7,531	$3,376
Margin %	49.9%	46.7%	3.3%
Contract Manufacturing Margin $'s	$1,445	$1,411	$34
Margin %	18.8%	26.6%	-7.8%
Total Margin $'s	$46,961	$29,833	$17,128
Margin %	37.4%	38.4%	-0.8%

Wholesale gross margin decreased in the third quarter of 2021 due to an increase to cost of goods sold of approximately $0.9 million for a fair market value inventory adjustment related to the purchase accounting tied to the Acquisition. On an adjusted basis, 2021 third quarter margins were 37.0%. The 10 basis point adjusted decrease was due to an increase in capitalized manufacturing and sourcing costs associated with the Acquired Brands.

Retail gross margin increased as our direct to consumer business accounted for a higher percentage of total retail sales, which carry higher margins. A large portion of the increase in the direct to consumer business was associated with the Acquired Brands.

Contract Manufacturing gross margin decreased in the third quarter of 2021 due to some lower margin private contracts as well as some inefficiencies in our Puerto Rico manufacturing facility.

	Three Months Ended
	September 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$44,208	$20,175	$24,033	119.1%
% of Net Sales	35.2%	25.9%	9.3%

The increase in operating expenses for the third quarter of 2021 was due to an increase in variable expenses tied to the sales increase and approximately $2.8 million dollars of acquisition related expenses tied to the Acquisition. The purchase of this business also added increased operating expenses that we did not incur during the three months ended September 30, 2020. On an adjusted basis to remove the expenses tied to the Acquisition, the operating expenses for the third quarter of 2021 were $41.3 million or 32.9% of net sales.

	Three Months Ended
	September 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$(113)	$1,992	$(2,105)	-105.7%
Effective Tax Rate	23.2%	20.7%	2.5%

Due to our Acquisition, we estimate that our tax rate will increase to 23.0% based on our actual results and a preliminary estimate of our tax rate post acquisition.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended
	September 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$256,242	$125,614	$130,628	104.0%
Retail	68,168	49,359	18,809	38.1
Contract Manufacturing	20,366	14,718	5,648	38.4
Total Net Sales	$344,776	$189,691	$155,085	81.8%

Wholesale sales increased as we continue to see a high demand with our Rocky, Georgia and Durango products as we have benefited from strong new collections and healthier stock positions. This has allowed us to obtain incremental shelf space with many of our key wholesale partners and experience better sell-through to the end consumer. Included in wholesale sales for the first nine months of 2021 was approximately $88.6 million in net sales attributed to the Acquired Brands.

Retail sales increased as we have continued to see strong growth in our direct to consumer e-commerce and marketplace businesses which we believe was attributable to both recent investments aimed at increasing traffic and conversion rates as well as an increase in online shopping due to the COVID-19 pandemic. Included in retail sales for the first nine months of 2021 was approximately $9.0 million in net sales attributed to the Acquired Brands. We have also seen an increase in our Lehigh business as businesses continue to re-open and get back to full capacity in the wake of the COVID-19 pandemic.

Contract Manufacturing sales increased in the first nine months of 2021 due to a temporary closure of our manufacturing facility in Puerto Rico in 2020 due to the COVID-19 crisis. In addition, we entered into two new private label programs and a new Private Contract.

	Nine Months Ended
	September 30,
($ in thousands)	2021	2020	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$93,139	$42,908	$50,231
Margin %	36.3%	34.2%	2.2%
Retail Margin $'s	$33,551	$22,838	$10,713
Margin %	49.2%	46.3%	2.9%
Contract Manufacturing Margin $'s	$4,564	$2,868	$1,696
Margin %	22.4%	19.5%	2.9%
Total Margin $'s	$131,254	$68,614	$62,640
Margin %	38.1%	36.2%	1.8%

Wholesale gross margin increased in the nine months ended September 30, 2021 due to stronger initial margins on some of our newer products, less discounting and improved efficiencies at our manufacturing facilities as we have seen production increase over the first nine months of the year. The first nine months of 2021 also included an increase to cost of goods sold of approximately $3.5 million for a fair market value inventory adjustment related to the purchase accounting tied to the Acquisition. On an adjusted basis, gross margins were 39.1% for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, adjusted gross margins were 35.2%, which included approximately $1.3 million of adjustments related to overhead and payroll expenses incurred during the temporary closure of our manufacturing facilities due to COVID-19.

Retail gross margin increased as a higher percentage of our total retail sales were tied to our direct to consumer business which carries higher margins than our Lehigh businesses.

Contract Manufacturing gross margin increased in the first nine months of 2021 due to a COVID related adjustment during the nine months ended September 30, 2020. Adjusted gross margins for the first nine months 2020 were 23.9%, which included approximately $654,000, net of adjustments due to adjustments related to overhead and payroll expenses incurred during the temporary closure of our manufacturing facility due to COVID-19 that were partially offset by the employee retention credit tied to the CARES Act of 2020. On an adjusted basis, Contract Manufacturing gross margin decreased in the first nine months of 2021 due to some lower margin private contracts and inefficiencies in our Puerto Rico manufacturing facility.

	Nine Months Ended
	September 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$113,483	$54,344	$59,139	108.8%
% of Net Sales	32.9%	28.6%	4.3%

The increase in operating expenses for the first nine months of 2021 was due to an increase in variable expenses tied to the sales increase and approximately $10.3 million dollars of acquisition related expenses tied to the Acquisition. The Acquisition also resulted in increased operating expenses that we did not incur during the nine months ended September 30, 2020. On an adjusted basis, operating expenses were 29.9% of net sales for the nine months ended September 30, 2021.

	Nine Months Ended
	September 30,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$2,393	$2,917	$(524)	-18.0%
Effective Tax Rate	23.0%	20.6%	2.4%

Due to our Acquisition, we estimate that our tax rate will increase to 23.0% based on our actual results and a preliminary estimate of our tax rate post acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facility and other indebtedness.

During the nine months ended September 30, 2021, our primary use of cash was to partly fund the Acquisition and for working capital and capital expenditures to support our growth. During the nine months ended September 30, 2020, we primarily used cash for only working capital and capital expenditures to support our growth. Our working capital consists primarily of trade receivables and inventory, offset by debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $13.9 million and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively.

We lease certain machinery, two shoe centers, distribution centers in Lancaster, Ohio, Reno, Nevada, Canada and Australia and manufacturing facilities under operating leases that generally provide for renewal options.

We believe that our ABL Facility, with the option to expand our borrowing capacity, coupled with cash generated from operations will provide sufficient liquidity to fund our operations and debt obligations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility see Note 10.

Cash Flows

	Nine Months Ended
	September 30,
($ in millions)	2021	2020
Operating activities	$(28.5)	$18.1
Investing activities	(222.8)	(8.6)
Financing activities	235.9	(5.1)
Net change in cash and cash equivalents	$(15.4)	$4.4

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2021 was primarily impacted by an increase in inventory, partially offset by an increase in accounts payable. Cash provided by operating activities for the nine months ended September 30, 2020 was primarily impacted by an increase in accounts payable and decrease in accounts receivable, partially offset by an increase in inventory.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2021 was primarily related to our Acquisition. See Note 4 for additional information regarding the Acquisition. Cash used in investing activities primarily related to investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility for the nine months ended September 30, 2020.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2021 was primarily related to proceeds from our term loan and revolving credit facility, partially offset by repayments on our revolving credit facility and debt issuance costs paid in connection with our recent Acquisition. Cash used in financing activities was primarily related to the payments of dividends on our common stock and repurchases of common stock for the nine months ended September 30, 2020.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have made the necessary and appropriate updates to our internal controls as it relates to financial reporting over our Acquired Brands, none of which were material. We are currently evaluating the  business processes, information technology systems, and other components over internal controls of financial reporting related to the Acquired Brands as a part of our integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

			Maximum number (or
			approximate dollar value) of
	Total number of	Average price	shares (or units) that may yet
	shares (or units)	paid per share (or	be purchased under the plans
Period	purchased	units)	or programs (1)

July 1, 2021 - July 31, 2021	-	-	$7,500,000
August 1, 2021 - August 31, 2021	-	-	7,500,000
September 1, 2021 - September 30, 2021	-	-	7,500,000
Total	-	-	$7,500,000

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

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: November 9, 2021	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)