Form 10-K
period 2021-12-31
ROCKY BRANDS, INC.
filed 2022-03-15
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $379,468,165 on June 30, 2021.

There were 7,305,359 shares of the registrant's Common Stock outstanding on February 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Item 1A, Risk Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS.

All references to "we," "us," "our," "Rocky Brands," or the "Company" in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, The Original Muck Boot Company ("Muck"), XTRATUF, Servus, NEOS, Ranger and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional, and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military, and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $20.00 for our value priced products to $462.00 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

On January 24, 2021, we entered into a Purchase Agreement (the "Purchase Agreement") with certain subsidiaries of Honeywell International Inc. (collectively, "Honeywell"), to purchase Honeywell's performance and lifestyle footwear business, including brand names, trademarks, assets and liabilities associated with Honeywell's performance and lifestyle footwear business (the "Acquisition").

On March 15, 2021 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. Upon a final agreement of net working capital as of the Acquisition Date, we owed Honeywell an additional $5.4 million. The Acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 8 of the consolidated financial statements for information regarding the two new credit facilities.

The Acquisition expanded our brand portfolio to include Muck, XTRATUF, Servus, NEOS and Ranger brands (the "Acquired Brands"). We acquired 100% of the voting interests of certain subsidiaries and additional assets comprising the performance and lifestyle footwear business of Honeywell with the Acquisition. See Note 3 of the consolidated financial statements for more information regarding the Acquisition.

We report our segment information in accordance with provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. We evaluate business performance based upon several metrics, using segment profit as the primary financial measure. During the three months ended June 30, 2021, we changed our reporting segments when compared to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The change included renaming our Military reporting segment to "Contract Manufacturing" and changing the composition thereof to continue to include sales to the U.S. military ("Military Contracts") and to include sales under manufacturing contracts for private label ("Private Contracts"). Previously, only Military Contracts were included in this segment. The Private Contract sales have characteristics more like Military Contracts, with similar sales, delivery processes and gross margins. This segment reporting change reflects a corresponding change in how our Chief Executive Officer and our Chief Financial Officer, our chief operating decision makers ("CODMs"), review financial information in order to allocate resources and assess performance. Previously, Private Contracts were included in the Wholesale segment, but with the Acquisition, our Wholesale segment has substantially increased in size and our CODMs determined that the change in segment reporting was appropriate at that time to mirror how they evaluate and manage the business.

The change in our reportable segments resulted in no change in our total consolidated financial condition, results of operations, or segment information previously reported, as we had no Private Contract sales during the quarterly period ended March 31, 2021 or fiscal year ended December 31, 2020. Each of our reporting segments continue to employ consistent accounting policies. As a result of this assessment, we now report our activities in the following three reporting segments: Wholesale, Retail and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada as well as in several international markets. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our Retail business includes direct sales of our products to consumers through our business to business web platform, e-commerce websites, third party marketplaces and our Rocky outlet store. Contract Manufacturing includes sales to the U.S. military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 17 – Segment Information for further information.

Competitive Strengths

Our competitive strengths include:

●

Strong portfolio of brands. We believe the Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Servus, NEOS, Ranger and Michelin brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, western, duty, commercial military, and military. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our own brands.

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

●

Grow our e-commerce business. We intend to drive business to our branded e-commerce websites as well as third party marketplace platforms. We believe there is an opportunity to capitalize on the changes in the market to online shopping as we focus advertising efforts and maximize our distribution capabilities.

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

●

Acquire or develop new brands. We intend to continue to acquire or develop new brands that are complementary to our portfolio and could leverage our operational infrastructure and distribution network. In March 2021, we were able to execute this strategy through the Acquisition.

Product Lines

Our product lines consist of high-quality products that target the following markets:

●

Work. Our work product lines consist of footwear and apparel marketed to industrial and construction workers, as well as workers in the hospitality industry, such as restaurants or hotels and those who partake in farm and ranch work. All of our work products are specially designed to be comfortable, incorporate safety features for specific work environments or tasks and meet applicable federal and other standards for safety. This category includes products such as safety toe footwear for industrial and construction workers and non-slip footwear for hospitality workers.

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

Our products are marketed under nine well-recognized, proprietary brands, Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Ranger, Servus and NEOS, in addition to the licensed brand Michelin.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our six target markets and offer our products at a range of suggested U.S. retail price points: $36.00 to $349.00 for our footwear products; and $14.00 to $145.00 for our apparel and accessory lines.

The Rocky brand originally targeted outdoor enthusiasts, particularly hunters, and has since become a market leader in the hunting boot category. In 2002, we also extended into hunting apparel, including jackets, pants, gloves and caps. Our Rocky products for hunters and other outdoor enthusiasts are designed for specific weather conditions and the diverse terrains of North America. These products incorporate a range of technical features and designs such as Gore-Tex waterproof breathable fabric, 3M Thinsulate insulation, nylon Cordura fabric and camouflaged uppers featuring either Venator, Mossy Oak or Realtree patterns. We use rugged outsoles made by industry leaders like Vibram as well as our own proprietary design features to make the products durable and easy to wear.

We also produce Rocky duty and commercial military footwear targeting law enforcement professionals, military, security workers, fire industry professionals and postal service employees, and we have established leading market share positions in these categories.

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

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear. Georgia Boot footwear is sold at suggested U.S. retail price points ranging from $70.00 to $280.00. This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments. Many of our boots incorporate safety toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the workplace. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

In addition, we market a line of Georgia Boot footwear to brand loyal consumers for farming, ranch work and other outdoor activities. These products are primarily all leather boots distributed through rural areas that allow us to incorporate other technical features to provide all day comfort for long days outside.

Durango

Durango Boots was established in 1966 and manufactures premium western footwear for men, women, and kids. Over the last 50 years, Durango has earned a reputation for building authentic western boots using exceptional materials and innovative constructions. Our current line of Durango products is offered at suggested U.S. retail price points ranging from $74.00 to $462.00. Our brand portfolio categories include work-western, farm and ranch, western-performance, premium exotics, fashion-forward and casual wear.

Many of our western products are marketed to core western and aspirational western consumers who have an affinity and loyalty to the western lifestyle. Such products include high-performance technologies that include our patented Dually Shank System which provides twice the torsion stability and midfoot support and various footbeds that offer flexibility, comfort, and support for immediate gratification.

Lehigh

The Lehigh brand was established in 1922 as a high quality line of occupational safety footwear that later expanded into a full service program offering. While still manufacturing and selling branded core product, the brand primarily focuses on providing managed programs to corporations that require and provide a subsidy to their employees to wear safety footwear. Most of the footwear incorporates a protective toe and can include a metatarsal guard, puncture-resistant plate, slip-resistant outsole and special materials to combat caustic substances. Lehigh offers an extensive selection of styles to fit any work environment and has a wide range of customer accounts in the industrial, hospitality and healthcare industries. The Lehigh brand line of safety shoes has suggested U.S. retail price points ranging from $80.00 to $221.00.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested U.S. retail prices for the Michelin brand are from $137.00 to $207.00. The license agreement for the Michelin brand expires on December 31, 2025, with the option to renew.

The Original Muck Boot Company

The Original Muck Boot Company was founded in 1999 and has pioneered the premium rubber and neoprene boot category by delivering high quality, innovative, weatherproof, and comfortable products. Our current line of Muck footwear products is offered at suggested U.S. retail price points ranging from $65.00 to $245.00. Through widespread consumer validation in the farm, agriculture, hunt and equestrian segments, Muck has been able to expand to new segments such as outdoor, gardening, industrial and general work, as well as to new regions such as the U.K., Norway and Germany to reach new consumers who have adopted the brand and its offerings.  Both new and existing consumer groups have welcomed line extensions from the brand as the total catalog expands beyond its core offering into premium leather and other new footwear categories.

XTRATUF

XTRATUF is a leading outfitter in the commercial, sport and recreational fishing segment, having provided fishermen with capable, comfortable, and reliable footwear for use in the harshest conditions for over 60 years. With roots in Alaska and continued widespread use by those who live there, the XTRATUF brand has been able to expand to other regions throughout North America and most recently in the U.K. and Japan. Fueled by the strong growth in the outdoor segment, the brand has been adopted by non-fishermen seeking quality, functional footwear. Our current line of XTRATUF footwear products is offered at suggested U.S. retail price points ranging from $40.00 to $215.00.

Servus

Servus boots date back to the 1920s and today the brand is known for its reliable PVC footwear made for wet and hazardous working conditions. Primarily sold to industrial and work users throughout North America, the Servus brand is a staple in our portfolio of brands. With a substantial percentage of the line manufactured in our own facility in Rock Island, Illinois and other North American locations, the brand is positioned to offer great value to end consumers.  Our current line of Servus footwear products is offered at suggested U.S. retail price points ranging from $25.00 to $180.00.

NEOS

NEOS is known for protective overshoes with excellent traction. NEOS branded products are proven to keep feet dry, protected, and comfortable in extreme conditions and surefooted on almost any terrain. NEOS products feature insulated and non-insulated offerings as well as products featuring proprietary traction technologies such as Glacier Trek SPK. Our current line of NEOS overshoe products is offered at suggested U.S. retail price points ranging from $95.00 to $195.00.  NEOS products can be found on both professional and recreational users such as postal carriers, construction workers, arctic adventurers, film crews and those who live in or travel to cold, wet climates.

Ranger

Ranger serves two primary user segments: outdoor recreation and industrial/work.  Ranger products consist of a focused range of pac-boots, rubber boots, waders, hip-boots and over-boots that are built for wet and cold weather and provide exceptional comfort and function at a value price. Our current line of Ranger footwear products is offered at suggested U.S. retail price points ranging from $25.00 to $190.00.

Sales and Distribution

Our products are distributed through three distinct business segments: Wholesale, Retail and Contract Manufacturing. See Note 17 of our consolidated financial statements for more information regarding our three business segments.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Muck, XTRATUF, Servus, NEOS, Ranger and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2021, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

Through our dedicated in-house sales team, we sell our products to wholesale accounts in the U.S. who carry our branded products exclusively, as well as independent sales representatives who carry our branded products and other non-competing products. Our sales force is organized around major accounts, including Boot Barn, Tractor Supply Company and Dick’s Sporting Goods, and around our target markets: outdoor, work, duty, commercial military, and western. Our sales force is organized around brands, regions and customers in order to target a broad range of distribution channels. All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our Wholesale distribution channels vary by market:

●	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, online retailers, catalogs, and mass merchants.

●	Our work-related products are sold primarily through work related retailers, farm and ranch stores, specialty safety stores, independent shoe stores, hardware stores and online retailers.

●	Our duty products are sold primarily through uniform stores, catalog specialists and online retailers.

●	Our commercial military products are sold primarily through base exchanges such as AAFES and consumer e-commerce websites.

●	Our western products are sold through western stores, work stores, specialty farm and ranch stores, online retailers and more recently, fashion-oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies:

●	Lehigh business-to-business including direct sales and through our Custom Fit websites;

●	Consumer e-commerce websites and third-party marketplaces; and

●	our stores, which include our outlet store and retail stores.

Websites

We sell our product lines on our websites at rockyboots.com, georgiaboot.com, durangoboot.com, muckbootcompany.com, xtratuf.com, lehighoutfitters.com, lehighsafetyshoes.com, and slipgrips.com, as well as through online marketplaces. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products. We also sell to our business customers directly through our Custom Fit websites that are tailored to the specific needs of our customers. Our customers’ employees order directly through their employers’ established Custom Fit website, and the footwear is delivered directly to the consumer via a common freight carrier. Our customers include large, national companies such as Carnival Cruise Lines, Pepsi, Schneider, Whirlpool, Holland America Cruise Lines, and Republic Services.

Outlet and Retail Stores

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

Lehigh’s successful continued focus on converting our customers from delivery via our mobile and retail stores to purchasing via our Custom Fit sites and delivery direct has led to the continued reduction of the mobile and retail stores in the past several years. As of December 31, 2021, our only remaining retail store is located at The Puget Sound Naval Base.

Contract Manufacturing

While we are focused on continuing to build our Wholesale and Retail business, we also actively bid, from time to time, on eligible footwear contracts with the U.S. military. In addition to contracts with the U.S. military, we also bid on private label contracts. Our sales under such contracts are dependent on us winning the bids for these contracts.

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

Product Design and Development

We believe that product innovation is a key competitive advantage for us in each of our markets. Our goal in product design and development is to continue to create and introduce new and innovative footwear and apparel products that combine our standards of quality, functionality and comfort and that meet the changing needs of our retailers and consumers. Our product design and development process is highly collaborative and is typically initiated both internally by our development staff and externally by our retailers and suppliers, whose employees are generally active users of our products and understand the needs of our consumers. Our product design and development personnel, marketing personnel and sales representatives work closely together to identify opportunities for new styles, patterns, design improvements and newer, more advanced materials. We have a dedicated group of product design and development professionals, some of whom are well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace.

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic, Puerto Rico, Chuzhou, China and Rock Island, Illinois, and source footwear, apparel and accessories from third-party facilities, in China, Vietnam, Indonesia, Dominican Republic and Mexico. Our facilities in Chuzhou and Rock Island were acquired through the Acquisition that closed on March 15, 2021. We do not have long-term contracts with any of our third-party manufacturers. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process, which enables us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available, as well as reduce our lead times. In addition, our Puerto Rico and Rock Island facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and it limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the U.S.

Our products are primarily distributed in the U.S., Canada, U.K. and other international markets, mainly in Europe. We ship our products from our finished goods distribution facilities located in Logan, Ohio, Lancaster, Ohio and Reno, Nevada. As a result of the Acquisition, we also utilize a third-party distribution center in Canada. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facility in Puerto Rico. Net sales to foreign countries represented approximately 6.9% of net sales in 2021 and 0.8% of net sales in 2020.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Chuzhou, China. In addition, we utilize an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $13.0 million at December 31, 2021, of which approximately $4.6 million resides in the Dominican Republic and approximately $8.4 million resides in China. The net book value of fixed assets located outside of the U.S. totaled $4.5 million at December 31, 2020, all of which resides in the Dominican Republic.

Resources and Suppliers

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

Backlog

The dollar amount of our order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.

Intellectual Property

We rely on a combination of our trademarks, patents, trade dress, and other intellectual property rights, as well as contractual provisions to protect our brands, product designs, technology, marketing materials, and other proprietary research and development, although no such methods can afford complete protection. We own numerous design and utility patents for footwear and footwear components (such as insoles and outsoles) in the U.S. and in several countries where our products are sold or manufactured, including China. We own numerous U.S. and foreign registrations for the trademarks used in our business, including our major brands Rocky, Georgia Boot, Durango, and Lehigh. We also acquired various patents and trademark registrations through the Acquisition, including the brands Muck, XTRATUF, Servus, and Ranger, and NEOS. In addition, we license the use of third party trademarks, including Gore-Tex and Michelin, in order to market our products.

Our license with W. L. Gore & Associates, Inc. ("Gore") permits us to use the Gore-Tex and related marks on products and styles that have been approved in advance by Gore. The license agreement has a one-year term that automatically renews each year, unless either party elects to terminate by giving advance written notice to the other party by October 1 for termination effective December 31 of that same year.

Similarly, our license with Michelin Lifestyle Limited permits us to use the Michelin brand and related marks on our products. Our license agreement with Michelin Lifestyle Limited to use the Michelin name expires on December 31, 2025, with the option to renew.

In the U.S. and China, our design patents are generally in effect for 15 years from the date of issuance. Our utility patents are generally in effect for 20 years from the date of the filing of the patent application. Our trademarks are generally valid as long as they are in use and their registrations are properly maintained.

While we have an active program to protect our intellectual property by filing for patents and trademark registrations, we do not believe that our overall business is materially dependent on any individual patent or trademark. We are not aware of any material infringement of our intellectual property rights or that we are infringing any intellectual property rights owned by third parties. Moreover, we are not aware of any material conflicts concerning our trademarks or those owned by others. We actively enforce our trademarks and patents, and pursue those who infringe upon them, whether domestically or internationally, as we deem appropriate.

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

Human Capital

At December 31, 2021, we had approximately 2,825 employees of which approximately 2,800 are full time employees. Approximately 2,100 of our employees work in our manufacturing facilities in the Dominican Republic, Puerto Rico, Rock Island, Illinois and Chuzhou, China. We believe our relations with our employees are in good standing.

Employee Well Being

Founded from the humble beginnings of a small, family owned business, our employees have always been the key to making our Company successful. As such, we believe that fostering an environment that advocates for all areas of employee health (including physical, mental and emotional) is crucial. We offer a tuition assistance reimbursement program and an employee assistance program, which can assist employees in various aspects of their personal life and overall well-being. We also encourage our employees to take continuing education classes that will aid in their day-to-day work responsibilities and we promote a healthy lifestyle through monthly newsletters and various health focused events throughout the year.

The health and safety of our employees is one of our highest priorities. Our Health and Wellness Committee strives to educate our employees on the importance of taking care of yourself both inside and outside the workplace. Throughout the year we contract with various health and wellness professionals outside of our organization to hold educational sessions for our employees both in-person and virtually.  In response to the COVID-19 pandemic, we have ensured flexibility in the workplace by allowing our employees to work from home and we have increased our cleaning protocols. Nothing is more fundamental than providing employees with an environment where they feel safe, secure and supported.

Talent Recruitment, Retention and Development

Our employee culture is built on our core values of integrity, responsibility and humility. The ability to attract, retain and develop talented employees is crucial to our long-term success. We focus on attracting, developing and retaining highly talented individuals through practices that promote inclusion, diversity and equality. We recruit through a variety of outreach methods including our rockybrands.com/careers website and other online platforms, such as LinkedIn, college recruitment efforts, network relationships and direct communication with career centers. When new employment opportunities within our Company arise, we send out internal communications to inform all associates of new openings. We review internal applications for consideration before considering external applicants.

We strive to maximize engagement with our employees in a variety of ways, including scheduled meetings between employees and executive leadership within the first few months of employment, face-to-face and virtual interviews with employees following 60 days and one year of employment, annual performance evaluations, regular check in surveys and exit surveys. We also rely on our management team to influence growth and develop a path for success with employees on each team within our organization. Quarterly, our CEO and CFO hold all-employee communication meetings to keep our employees apprised of recent happenings within our organization and to allow employees a forum for their voice to be heard.

We are committed to having a diverse and inclusive workforce which is reflected in a wide range of cultures, religions, ethnicities and nationalities as well as varied professional and educational backgrounds. We believe that the inclusion of diverse perspectives results in better outcomes and policies. We aim to foster an inclusive workplace through recruitment and development efforts, and through the retention of diverse talent with a goal of expanding representation across all dimensions of equality and inclusion. We strive to provide an environment that allows our employees to bring their authentic selves to work every day, and we are committed to fostering a workplace that is free of discrimination, harassment, and which promotes allyship, advocacy and an overall sense of belonging.

Compensation and Benefits

Our compensation structure is set up to reward employees for performance. We regularly evaluate employee compensation to ensure it is competitive and in-line with market benchmarks and to reward employees who perform at a high level. We offer comprehensive benefit programs to our employees including medical, dental and vision. We also provide a 401(k) match and safe harbor contribution, paid time off including maternal and paternal leave, life insurance and long-term and short-term disability.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock is subject to certain risks inherent in our business. Before making an investment decision, investors should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks occur, our business, results of operations, financial condition and cash flows could be materially and adversely affected. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and cash flows. If any of these risks were to materialize, the value of our common stock could decline significantly.

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

Our recent acquisition of the performance and lifestyle footwear business of certain subsidiaries of Honeywell International Inc. carries certain inherent risks, and we may not be able to successfully integrate the acquired business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our recent Acquisition that closed on March 15, 2021 involved inherent risks and we still face certain inherent risks such as:

●	difficulties in continuing to integrate the acquired business, including the potential loss of key personnel from the acquired business, our potential inability to achieve identified financial, operating and other synergies anticipated to result from the acquisition, and integration issues associated with internal controls, among other things, for the acquired business;

●	the diversion of management’s time from our existing business;

●	changes in economic conditions; and

●	potential unknown liabilities associated with the acquired business.

While we conducted financial and other due diligence in connection with the Acquisition and obtained representations and warranties insurance coverage, the acquired business may have weaknesses or liabilities that were not accurately assessed or realized at the time of the acquisition and insurance coverage may not cover (or fully cover) such matters.  If we are not able to successfully navigate such risks with respect to the acquired business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A majority of our products are produced outside the U.S. where we are subject to the risks of international commerce and other international conditions.

A majority of our products are produced in the Dominican Republic, Vietnam, China and Indonesia. Therefore, our business is subject to certain risks of doing business offshore including:

●	the imposition of additional U.S. legislation and regulations relating to imports, including quotas, duties, taxes or other charges or restrictions;

●	foreign governmental regulation and taxation, including tariffs, import and export controls and other non-tariff barriers;

●	fluctuations in foreign exchange rates;

●	changes in economic conditions, including expropriation and nationalization;

●	transportation conditions and costs in the Pacific and Caribbean;

●	changes in the political stability of these countries;

●	labor disputes and other work stoppages or interruptions;

●	changes in relationships between the U.S. and these countries; and

●	the occurrence of contagious disease or illness.

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

The World Health Organization declared the novel coronavirus (COVID-19), a pandemic in March 2020.  Our business, financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 outbreak.  The COVID-19 outbreak has affected nearly all regions of the world, and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas.  This has and could continue to negatively affect the global economy, including reduced consumer spending and disruption of manufacturing and global supply chains.  We cannot predict the degree to which our business, financial condition and results of operations will be affected by the COVID-19 pandemic, and the effects could be material.  Potential impacts to our business, financial condition and results of operations include:

●	Disruption to our employees, suppliers, third party manufacturing partners, vendors and logistics providers, including through the effects of facility closures, reductions in operating hours, labor shortages, and changes in operating procedures;

●	Closure or reduced operations of brick and mortar retail stores and reductions in customer traffic, which adversely affects our Wholesale segment;

●	Lower performance of customers in our Wholesale segment, which may result in reduction or cancellation of future orders;

●

Closure or reduced operations of manufacturing and other facilities and businesses served by our Lehigh CustomFit business, resulting in reductions in future orders, which adversely affects our retail channel;

●	Reductions in consumer spending due to macroeconomic conditions caused by the COVID-19 pandemic, including decreased disposable income and increased unemployment, which may result in decreased sales;

●	Additional expenses related to mitigating the pandemic's impact on regular operations;

●	Supply chain disruption effecting our ability to receive and distribute product as well as increases in supply chain costs; and

●	Continued volatility in the availability and prices for commodities and raw materials used in the Company's products and related inflationary pressures.

In addition, the disruption caused to the global economy and our business could lead to triggering events indicating that the carrying value or certain assets, such as long-lived assets, intangibles and goodwill, may not be recoverable. Any required non-cash impairment charges will adversely affect our results of operations.

The further spread of COVID-19 and the emergence of new variants, and the requirements to take action to help limit the spread of the illness, may impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations and financial condition.

We conduct a portion of our business pursuant to U.S. military contracts, which are subject to unique risks.

Our contracts with the U.S. military subject our business to unique risks. In 2021, 4.4% of our revenues were earned pursuant to U.S. military contracts. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks. The U.S. military may modify, curtail or choose not to renew one or more of our contracts. In addition, funding pursuant to our U.S. military contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints and/or changes in U.S. military strategy. Our contracts with the U.S. military are fixed-price contracts. While fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or losses if we are unable to achieve estimated costs reductions. The U.S. military provides preference on contract bids to small businesses and our current company structure classifies us as a large business which could have an effect on our ability to be awarded new contracts in the future.

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

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, labor disputes or severe weather due to climate change. These issues have in the past and may in the future delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher costs, which could have an adverse impact on our business and financial condition.

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

Our business could suffer if our third-party manufacturers violate labor, environmental or other applicable laws or fail to conform to generally accepted ethical standards.

We require our third-party manufacturers to meet our standards for working conditions and other matters before we are willing to place business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third-party manufacturers or their respective business practices. If one of our third-party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. Similarly, if one or more of our third party manufacturers violate applicable environmental or other laws and regulations, we could suffer an interruption in our product supply. In addition, such a manufacturer’s actions could result in negative publicity and may damage our reputation and the value of our brand and discourage retail customers and consumers from buying our products.

The growth of our business will be dependent upon the availability of adequate capital.

The growth of our business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt financing. We cannot assure that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all. Our credit facilities contain provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Security interests in substantially all of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under our credit facilities. Moreover, the actual availability of funds under our credit facilities is limited to specified percentages of our eligible inventory and accounts receivable. Accordingly, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our credit facilities. As a result, we may not be able to finance our current expansion plans.

Our current level of indebtedness could adversely affect our business by increasing our borrowing costs and decreasing our overall business flexibility.

Our current level of indebtedness could adversely affect our business by increasing our borrowing costs and decreasing our overall business flexibility. We have debt outstanding under two credit facilities, which contain customary restrictive covenants imposing operating and financial restrictions, including restrictions that may limit our ability to engage in certain actions that may be in our long-term best interests.

We must comply with the restrictive covenants contained in our credit facilities.

Our credit facilities require us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on our financial condition. Our credit facilities contain restrictive covenants which requires us to maintain a maximum total average ratio and a minimum fixed charge coverage ratio.

Interest rate increases could adversely affect our financial results.

An increase in interest rates under our credit facilities would adversely affect our financial results, as our loan agreements provide for adjustments in our interest rates based on changes to LIBOR and/or the prime rate.

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

Certain of our larger wholesale customers may develop and manufacture competing products under their own brands and reduce purchases of our branded products.

Certain of our larger wholesale customers may develop, and in certain cases have developed, products under their own brands that compete with our branded products. Wholesale customers who increase the concentration of their own brands may result in a reduction or elimination of purchases of our branded products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently manufacture a portion of our products, and we may not be able to do so in the future at costs that are competitive with those of competitors who source their goods.

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

We rely on our distribution centers in Ohio and Nevada and manufacturing facilities in the Dominican Republic, Puerto Rico, China and Illinois, and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers and consumers.

We rely on our distribution centers located in Ohio and Nevada and our manufacturing facilities in the Dominican Republic, Puerto Rico, China and Illinois. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage our ability to manufacture our products, a portion of our inventory, or impair our ability to use our distribution center as a docking location for merchandise. Any of these occurrences could impair our ability to adequately supply our retailers and consumers and harm our operating results.

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

We own U.S. registrations for many our trademarks, trade names and designs, including such marks as Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Servus, NEOS and Ranger. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks. Over time, we have increased distribution of our goods in several foreign countries. Accordingly, we have applied for trademark registrations in a number of these countries. We intend to enforce our trademarks and trade names against unauthorized use by third parties.

An impairment of intangibles, including Goodwill, could have an adverse impact to the Company’s results of operations.

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

Industry Risks

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

The continued shift in the marketplace from traditional independent retailers to large mass merchandisers may result in decreased margins.

A continued shift in the marketplace from traditional independent retailers to large mass merchandisers has increased the pressure on many footwear manufacturers to sell products to these mass merchandisers at less favorable margins. Because of competition from large discount mass merchandisers, a number of our small retailing customers have gone out of business, and in the future more of these customers may go out of business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

General Risk Factors

Changes to U.S. tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

The current political climate has introduced greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. We source products from manufacturers located outside of the U.S., primarily in China, Vietnam and Indonesia. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

Compliance with data privacy and marketing laws may subject us to increased additional costs, and our ability to effectively engage customers via personalized marketing may be impacted, all of which may have a material adverse effect on our business operations.

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, its opportunities for growth may be curtailed by our compliance capabilities or reputational harm and the potential liability for security breaches may increase. We are also subject to U.S. and international data privacy and cybersecurity laws and regulations, which may impose fines and penalties for noncompliance and may have an adverse effect on our operations. For example, the European Union’s General Data Protection Regulation (the "GDPR"), which became effective in May 2018, extends the scope of the European Union’s data protection laws to all companies processing data of European Union residents, regardless of our location, and imposes significant new requirements on how we collect, processes and transfer personal data.

In addition, California adopted the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020 and limits how we may collect and use personal data. As a result, GDPR and CCPA compliance increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties and fines against us, and could adversely affect our business, financial condition, cash flows and results of operations. Compliance with any of the foregoing laws and regulations can be costly.

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

Public health crises, such as the outbreak of the coronavirus (COVID-19), could cause disruption to the Company’s manufacturers and suppliers located in China, Vietnam, Indonesia and elsewhere. If our manufacturers and suppliers are so affected, our supply chain could be disrupted causing our product shipments to be delayed. In addition, a public health crises could negatively impact our consumer spending in impacted regions or globally, which could materially adversely affect our business, financial condition, and results of operation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own the following properties as of December 31, 2021:

Purpose	Location	Square Footage	Utilized Segments
Executive Office	Nelsonville, Ohio	24,400	Wholesale, Retail, Contract Manufacturing
Executive Office and Outlet Store	Nelsonville, Ohio	52,300	Wholesale and Retail
Executive Office	Nelsonville, Ohio	7,200	Wholesale and Retail
Distribution Center	Logan, Ohio	275,000	Wholesale, Retail, Contract Manufacturing
Manufacturing Facility	Chuzhou, China	576,000	Wholesale and Retail

We lease the following properties:

Purpose	Location	Square Footage	Utilized Segments	Lease Expiration
Office Building	China	5,600	Wholesale and Retail	2024
Office Building	Westwood, Massachusetts	16,500	Wholesale and Retail	2022
Distribution Center	Reno, Nevada	355,680	Wholesale, Retail, Contract Manufacturing	2026
Distribution Center	Lancaster, Ohio	60,100	Wholesale, Retail, Contract Manufacturing	2022
Manufacturing Facility	Puerto Rico	84,600	Wholesale and Contract Manufacturing	2019 (1)
Manufacturing Facility	Puerto Rico	22,700	Wholesale and Contract Manufacturing	2019 (1)
Manufacturing Facility	Rock Island, Illinois	45,000	Wholesale and Retail	2026
Manufacturing Facility	Dominican Republic	29,700	Wholesale and Contract Manufacturing	2023
Manufacturing Facility	Dominican Republic	34,400	Wholesale and Contract Manufacturing	2023
Manufacturing Facility	Dominican Republic	20,100	Wholesale and Contract Manufacturing	2023
Manufacturing Facility	Dominican Republic	93,700	Wholesale and Contract Manufacturing	2024
Manufacturing Facility	Dominican Republic	36,200	Wholesale and Contract Manufacturing	2024
Manufacturing Facility	Dominican Republic	17,400	Wholesale and Contract Manufacturing	2026
Manufacturing Facility	Dominican Republic	17,900	Wholesale and Contract Manufacturing	2026

(1) These leases expired in 2019 and we are currently occupying the spaces on a month-to-month basis until a new agreement is reached.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "RCKY."

As of February 28, 2022, there were 67 shareholders of record of our common stock.

Dividends

In 2013, our Board of Directors adopted a dividend policy under which the Company intends to pay a cash dividend on its common stock.

The following table sets forth information concerning the Company’s purchases of common stock for the periods indicated:

			Maximum number (or
			approximate dollar value) of
	Total number of	Average price	shares (or units) that may yet
	shares (or units)	paid per share (or	be purchased under the plans
Period	purchased	units)	or programs (1)

October 1, 2021 - October 31, 2021	-	-	$7,500,000
November 1, 2021 - November 30, 2021	-	-	7,500,000
December 1, 2021 - December 31, 2021	-	-	7,500,000
Total	-	-	$7,500,000

(1)

The reported shares were repurchased pursuant to the Company’s stock repurchase authorization which was publicly announced on March 8, 2021 approving up to $7,500,000 for share repurchases and expired on March 4, 2022.

(2)

The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2021 and 2020, and our capital resources and liquidity as of December 31, 2021 and 2020. Use of the terms "Rocky," the "Company," "we," "us" and "our" in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last two years (including the trends in the overall business), followed by a discussion of our cash flows and liquidity, our credit facilities, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" below. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the Company.

EXECUTIVE OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Servus, NEOS, Ranger and the licensed brand Michelin.

On January 24, 2021, we entered into a Purchase Agreement (the "Purchase Agreement") with certain subsidiaries of Honeywell International Inc. (collectively, "Honeywell"), to purchase Honeywell's performance and lifestyle footwear business, including brand names, trademarks, assets and liabilities associated with Honeywell's performance and lifestyle footwear business (the "Acquisition") for an aggregate purchase price of $212 million. We closed on the Acquisition on March 15, 2021 for preliminary aggregate closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. Upon a final agreement of net working capital as of the Acquisition Date, we owed Honeywell an additional $5.4 million. The Acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 8 for information regarding the two new credit facilities.

The Acquisition expanded our brand portfolio to include Muck, XTRATUF, Servus, NEOS and Ranger brands (the "Acquired Brands").

Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military, and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from  $20.00 for our value priced products to  $462.00 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands

Our products are distributed through three distinct business segments: Wholesale, Retail and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., Canada, U.K., and other international markets such as Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our Retail business includes direct sales of our products to consumers through our business to business web platform, e-commerce websites, third party marketplaces and our Rocky outlet store. Our contract manufacturing segment includes sales to the U.S. military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

During the quarterly period ended June 30, 2021, we made a change to our reporting segments to change our "Military" reporting segment to "Contract Manufacturing" and to change the composition thereof to continue to include sales to the U.S. military ("Military Contracts") and to include sales under manufacturing contracts for private label or other specific footwear products sold through our Wholesale and Retail channels ("Private Contracts"). Previously, only Military Contracts were included in this segment. There has been no change in our total consolidated financial condition, results of operations, or segment information previously reported, as the result of the change in our reportable segments, as we had no Private Contract sales during the quarterly period ended March 31, 2021 or the fiscal year ended December 31, 2020. See Note 17 for further information.

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

Operating expenses. Our operating expenses consist primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, depreciation, amortization, professional fees, software licensing fees, facility expenses, bank charges, warehouse and outbound freight expenses. We also incurred significant operating expenses associated with the Acquisition during the twelve months ended December 31, 2021.

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Twelve Months Ended
	December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	62.2	62.2
Gross margin	37.8	37.8
Operating expenses	30.8	28.0
Income from operations	7.0%	9.8%

Results of Operations

December 31, 2021 Compared to Year Ended December 31, 2020

	Twelve Months Ended
	December 31,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$391,070	$185,554	$205,516	110.8%
Retail	94,658	72,877	21,781	29.9
Contract Manufacturing	28,499	18,878	9,621	51.0
Total Net Sales	$514,227	$277,309	$236,918	85.4%

Included in Wholesale net sales is $160.0 million of net sales attributed to the Acquisition. Additionally, Wholesale sales increased due to strong demand for our products as consumers continued to respond favorably to our recent product introductions and we were able to capitalize on our strong inventory position which allowed us to gain additional market share and shelf space.

Included in Retail net sales is $17.6 million of net sales attributed to the Acquired Brands. Retail sales with our legacy brands increased primarily due to strong growth in our direct to consumer e-Commerce and marketplace businesses in the first half of the year. We have increased our targeted marketing efforts and brand awareness, which led to increased traffic on our branded websites.

Included in Contract Manufacturing net sales is $1.4 million of net sales attributed to the Acquisition. Contract Manufacturing net sales increased as we continued to fulfill our military contracts and we filled orders under multiple private label programs during the twelve months ended December 31, 2021.

	Twelve Months Ended
	December 31,
($ in thousands)	2021	2020	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$140,166	$66,336	$73,830
Margin %	35.8%	35.8%	0.0%
Retail Margin $'s	$47,792	$34,283	$13,509
Margin %	50.5%	47.0%	3.4%
Contract Manufacturing Margin $'s	$6,578	$4,116	$2,462
Margin %	23.1%	21.8%	1.3%
Total Margin $'s	$194,536	$104,735	$89,801
Margin %	37.8%	37.8%	0.0%

Wholesale gross margins remained flat year over year. On an adjusted basis, to exclude the one-time inventory fair value adjustment associated with the Acquisition of $3.5 million, Wholesale gross margins for the year ended December 31, 2021 were approximately 36.7%. On an adjusted basis, to exclude one-time COVID-19 related expenses of $1.3 million, Wholesale gross margins were 36.5% for the year ended December 31, 2020. The slight pick-up in adjusted margin for the year ended December 31, 2021 was due to the Acquired Brands carrying a higher margin than our legacy brands. This is partially offset with increased shipping and freight costs.

Retail gross margins increased primarily due to sales mix. Our direct to consumer business, which carries higher margins, increased at a faster pace than our Lehigh business, which carries lower margins, for the year ended December 31, 2021.

Contract Manufacturing gross margin increased year-over-year due to higher margin on certain military and private label contracts.

	Twelve Months Ended
	December 31,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$158,564	$77,565	$80,999	104.4%
% of Net Sales	30.8%	28.0%	2.8%

Operating expenses increased year-over-year due the Acquisition. We incurred significant one-time operating expenses as we integrated the businesses. We incurred approximately $11.9 and $0.7 million of operating expenses related to the Acquisition during the years ended December 31, 2021 and 2020, respectively.

	Twelve Months Ended
	December 31,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
OTHER EXPENSES:
Other (Expense) Income	$(10,603)	$(205)	$(10,398)	5072.2%

Other expenses increased due to higher interest expense in connection with the debt we incurred to fund the Acquisition.

	Twelve Months Ended
	December 31,
($ in thousands)	2021	2020	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$4,810	$6,001	$(1,191)	-19.8%
Effective Tax Rate	19.0%	22.3%	-3.3%

The effective tax rate for the year ended December 31, 2021 decreased primarily due to the one-time benefit arising from the release of valuation allowances on state net operating losses and an increase in foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facilities.

Over the last several years, our principal uses of cash have been for working capital and capital expenditures to support our growth, as well as dividend payments and share repurchases. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We historically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility could fluctuate significantly throughout the year. Our working capital increased to $235.1 million at December 31, 2021, compared to $123.2 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $25.8 million for 2021 and $11.6 million in 2020. Capital expenditures for 2022 are anticipated to be approximately $11.5 million.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are outlined in further detail in Note 9.

We believe that our credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facilities please see Note 8. Refer to Note 3 for additional information regarding our recent Acquisition.

Cash Flows and Material Cash Requirements

	Twelve Months Ended
	December 31,
($ in millions)	2021	2020
Operating activities	$(54.9)	$31.4
Investing activities	(233.5)	(11.7)
Financing activities	265.9	(6.9)
Net change in cash and cash equivalents	$(22.5)	$12.8

Operating Activities. The principal use of net cash in 2021 was increased inventories and accounts receivable, partially offset by increased accounts payable. The principal sources of net cash in 2020 included increases to accounts payable and accrued liabilities. These sources of net cash were partially offset by an increase in trade receivables and inventories.

Investing Activities. The principal use of net cash in 2021 was to fund the Acquisition. The principal uses of cash in 2020 were related to investments in molds and equipment associated with our manufacturing operations, investments in information technology and improvements made to our distribution facility.

Financing Activities. Our financing activities during 2021 mainly consisted of proceeds from and payments on our two new debt facilities that we incurred to fund the Acquisition and other working capital requirements. During 2020, principal uses of financing activities were payments of dividends, proceeds from stock option issuances and repurchases of our common stock.

On March 8, 2021, we announced a new $7,500,000 share repurchase program, which expired on March 4, 2022. For additional information regarding this share repurchase program, see Note 12.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2021 resulting from financial contracts and commitments. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months). The following table does not include information on our recurring purchases of materials for in our manufacturing operations.

Contractual Obligations at December 31, 2021:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt (Note 8)	$273.6	$3.3	$6.5	$263.8	-
Long-Term Taxes payable	0.2	-	-	0.2	$-
Minimum operating lease commitments (Note 9)	12.3	3.2	7.3	1.8	-
Contract Liabilities (Note 15)	1.1	1.1	-	-	-
Consulting commitments	0.3	0.3	-	-	-
Total contractual obligations	$287.5	$7.9	$13.8	$265.8	$-

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2021, no such losses existed.

Our ongoing business activities continue to be subject to compliance with various laws, rules and regulations as may be issued and enforced by various federal, state and local agencies. With respect to environmental matters, costs are incurred pertaining to regulatory compliance. Such costs have not been, and are not anticipated to become, material.

We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities, also known as "Variable Interest Entities." Additionally, we do not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of December 31, 2021.

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

Revenue recognition

Revenue principally consists of sales to customers, and, to a lesser extent, license fees. See Note 15 for additional information regarding revenues.

Accounts receivable allowances

Management maintains allowances for uncollectible accounts and estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for uncollectible accounts is calculated based on the relative age and status of trade receivable balances.

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

Sales returns and allowances as a percentage of sales for the years ended December 31, 2021 and 2020 were 2.6% and 4.8%, respectively.

Inventories

Management identifies slow moving inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable and we have been able to liquidate slow moving or obsolete inventories at amounts above cost through our factory outlet stores or through various discounts to customers and e-commerce channels. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of our inventory reserves and makes adjustments as required. See Note 4 for additional information regarding inventories.

Intangible assets

Intangible assets, including trademarks and patents, are reviewed for impairment annually, and more frequently, if necessary. We perform such testing of indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. See Note 6 for additional information regarding intangible assets and the annual impairment analysis.

Income taxes

Management records a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. For additional information see Note 11.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2021 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Conditions and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as "believe," "anticipate," "expect," "will," "may," "should," "intend," "plan," "estimate," "predict," "potential," "continue," "likely," "would," "could" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cyber security breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption "Item 1A, Risk Factors" in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and currency rate movements on non-U.S. dollar denominated assets, liabilities and cash flows. We are also subject to commodity pricing risk via changes in the price of materials used in our manufacturing process. We regularly assess these risks and have established policies and business practices that should mitigate a portion of the adverse effect of these and other potential exposures.

Interest Rate Risk

Our primary market risk results from fluctuations in interest rates. The following item is market rate sensitive for interest rates for the Company: long-term debt consisting of a term facility and a credit facility with an outstanding balance of approximately $128 million and $146 million, respectively at December 31, 2021. For additional information about our credit facilities see Note 8.

We do not hold any market risk sensitive instruments for trading purposes.

We do not have any interest rate management agreements as of December 31, 2021.

Commodity Risk

We are also exposed to changes in the price of commodities used in our manufacturing operations. However, commodity price risk related to our current commodities is not material as price changes in commodities can generally be passed along to the customer.

Foreign Exchange Risk

We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities and inventory purchase commitments. We manage these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Rocky Brands, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and the financial statement schedule listed in the index at Item 15(a)(2), (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2022 expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Indefinite-Lived Identified Intangibles in Conjunction with Annual Impairment Testing

Description of the Matter

At December 31, 2021, the Company’s indefinite-lived intangible assets were approximately $132.4 million, which included $30.1 million of existing trade names and trademarks and $51.7 million of trademarks and $50.6 million of goodwill that were acquired through the acquisition of the performance and lifestyle footwear brands of Honeywell International Inc. (Boston Group) on March 15, 2021. As discussed in Note 1 to the financial statements, indefinite-lived intangible assets are tested for potential impairment annually or when conditions indicate impairment may have occurred. This test was performed in the fourth quarter of 2021.

Auditing management’s indefinite-lived intangible assets, including goodwill, was challenging because there is significant judgment required in determining the methodologies and assumptions used to estimate the fair values of the Company’s goodwill by reporting unit, and trade names and trademarks by brand. In particular, the fair value estimates were sensitive to significant judgment assumptions including future cash flows, long-term growth rates of the business, financial projections, operating margins, weighted average cost of capital and other factors such as: discount rates, royalty rates, cost of capital, and market multiples. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each of the Company’s indefinite-lived intangible assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s intangible asset impairment review process. To test the estimated fair value of the Indefinite-Lived Intangible Assets, we performed audit procedures that included, among others, involving our valuation specialists in evaluating the methodologies used and significant assumptions described above, and testing the underlying data used by the Company, with the assistance of an independent valuation specialist, in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to the reporting unit’s business model and other relevant factors. We evaluated the reasonableness of the Company’s financial projections used in the analysis.  We assessed the historical accuracy of management’s estimates and significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the incorporation of the applicable assumptions into the model and tested the model’s computational accuracy and performed a sensitivity analysis on certain key assumptions.

Valuation of Customer Relationships, Trade Names and Goodwill Acquired through the Boston Group Acquisition
Description of the Matter

On March 15, 2021, the Company completed the acquisition of the Boston Group for an aggregate purchase price of approximately $212 million, net of cash acquired, based on working capital and other adjustments. The acquisition was accounted for under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of approximately $149.2 million, which consisted of customer relationships, trade names and goodwill of approximately $46.9 million, $51.7 million and $50.6 million, respectively. The Company, with the assistance of an independent valuation specialist, estimated the fair values of the customer relationships and trade names using the multi-period excess earnings method and the relief from royalty method, respectively. The multi-period excess earnings method determines the fair value as the estimation of revenues and cash flows derived from the intangible assets reduced by portions of the cash flow attributed to supporting assets. The determination of fair value of the customer relationships involves significant estimates and assumptions related to annual attrition and the selected discount rate. The relief from royalty method determines the fair value based on the measurement of license payments that has been saved as a consequence of having the ownership of the asset. The determination of fair value of the trade names involves significant estimates and assumptions related to the selection of the royalty and discount rates. The Company, with the assistance of an independent valuation specialist, estimated the allocation of goodwill to reporting units using the discounted cash flow method, which determines fair value based on significant estimates and assumptions of future cash flows.

Auditing the valuation of the acquired intangible assets was challenging because there is significant judgment required in determining the methodologies and assumptions used to estimate the fair values of the Company’s acquired customer relationships, trademarks and goodwill. In particular, the fair value estimates were sensitive to significant judgment assumptions including annual attrition, financial projections, and royalty and discount rates. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each of the Company’s acquired indefinite-lived intangible assets.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the valuation methodology. To test the estimated fair value of the acquired intangible assets, we performed audit procedures that included, among others, involving our valuation specialists in evaluating the methodologies used and significant assumptions described above, and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to the reporting unit’s business model and other relevant factors. We evaluated the reasonableness of the Company’s financial projections used in the analysis. We evaluated the incorporation of the applicable assumptions into the model and tested the model’s computational accuracy.

We have served as the Company's auditor since 2007

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 15, 2022

Rocky Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2021	2020
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$5,909	$28,353
Trade receivables – net	126,807	48,010
Contract receivables	1,062	5,170
Other receivables	242	364
Inventories – net	232,464	77,576
Income tax receivable	4,294	-
Prepaid expenses	4,507	3,713
Total current assets	375,285	163,186
LEASED ASSETS	11,428	1,572
PROPERTY, PLANT & EQUIPMENT – net	59,989	33,750
GOODWILL	50,641	-
IDENTIFIED INTANGIBLES – net	126,315	30,209
OTHER ASSETS	917	374
TOTAL ASSETS	$624,575	$229,091

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$114,632	$20,090
Contract liabilities	1,062	5,582
Current Portion of Long-Term Debt	3,250	-
Accrued expenses:
Salaries and wages	3,668	4,463
Taxes - other	849	893
Accrued freight	1,798	911
Commissions	2,447	712
Accrued duty	5,469	4,270
Accrued interest	2,133	-
Income tax payable	-	1,019
Other	4,828	2,043
Total current liabilities	140,136	39,983
LONG-TERM DEBT	266,794	-
LONG-TERM TAXES PAYABLE	169	169
LONG-TERM LEASE	8,809	944
DEFERRED INCOME TAXES	10,293	8,271
DEFERRED LIABILITIES	519	219
TOTAL LIABILITIES	426,720	49,586
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding December 31, 2021 - 7,302,199; December 31, 2020 - 7,247,631	68,061	65,971
Retained earnings	129,794	113,534
Total shareholders' equity	197,855	179,505
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$624,575	$229,091

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended
	December 31,
	2021	2020
NET SALES	$514,227	$277,309
COST OF GOODS SOLD	319,691	172,574
GROSS MARGIN	194,536	104,735

OPERATING EXPENSES	158,564	77,565

INCOME FROM OPERATIONS	35,972	27,170

OTHER EXPENSES	(10,603)	(205)

INCOME BEFORE INCOME TAX EXPENSE	25,369	26,965

INCOME TAX EXPENSE	4,810	6,001

NET INCOME	$20,559	$20,964

INCOME PER SHARE
Basic	$2.82	$2.87
Diluted	$2.77	$2.86

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,283	7,304
Diluted	7,409	7,337

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2019	7,355	$67,993	-	$96,663	$164,656

Net income				$20,964	$20,964
Dividends paid on common stock ($0.56 per share)				(4,093)	(4,093)
Repurchase of common stock	(129)	$(2,938)			(2,938)
Stock issued for options exercised, including tax benefits	8	136		-	136
Stock compensation expense	14	780		-	780
BALANCE - December 31, 2020	7,248	$65,971	$-	$113,534	$179,505

Net income				$20,559	$20,559
Dividends paid on common stock ($0.59 per share)(1)				(4,299)	(4,299)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	47	$825		-	825
Stock compensation expense	7	1,265		-	1,265
BALANCE - December 31, 2021	7,302	$68,061	$-	$129,794	$197,855

(1) Quarterly dividend was increased from $0.14 per share to $0.155 per share in the third quarter of 2021.

See notes to consolidated financial statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,559	$20,964
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,342	5,240
Amortization of debt issuance costs	675	-
Deferred income taxes	2,022	164
Loss on disposal of fixed assets	41	28
Stock compensation expense	1,265	780
Change in assets and liabilities:
Receivables	(41,943)	(2,273)
Contract receivables	4,108	(424)
Inventories	(114,226)	(845)
Other current assets	(9,791)	(993)
Other assets	(152)	(80)
Accounts payable	78,626	4,459
Accrued and other liabilities	2,432	2,566
Income taxes	(5,313)	1,019
Contract liabilities	(4,520)	836
Net cash (used in) provided by operating activities	(54,875)	31,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(21,055)	(11,716)
Acquisition of business, net of cash acquired	(212,408)	-
Proceeds from sales of fixed assets	-	5
Net cash used in investing activities	(233,463)	(11,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	180,072	20,000
Repayments on revolving credit facility	(34,000)	(20,000)
Proceeds from term loan	130,000	-
Repayments on term loan	(2,438)	-
Debt issuance costs	(4,266)	-
Proceeds from stock options	825	136
Repurchase of common stock	-	(2,938)
Dividends paid on common stock	(4,299)	(4,093)
Net cash provided by (used in) financing activities	265,894	(6,895)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,444)	12,835

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	28,353	15,518
END OF PERIOD	$5,909	$28,353

See notes to consolidated financial statements

ROCKY BRANDS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended December 31, 2021 and 2020

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Rocky Brands, Inc. ("Rocky") and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. ("Lifestyle"), Five Star Enterprises Ltd. ("Five Star"), Rocky Brands Canada, Inc. ("Rocky Canada"), Rocky Brands US, LLC, Rocky Brands International, LLC, Lehigh Outfitters, LLC, US Footwear Holdings, LLC, Rocky Brands (Australia) Pty Ltd., Mexico FW Holdings, S. de R.L. de C.V., Rocky Footwear (Chuzhou) Co. Ltd., UK Footwear Holdings Limited and Rocky Outdoor Gear Store, LLC (collectively referred to as the "Company"). All inter-company transactions have been eliminated.

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Servus, NEOS, Ranger and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western, and military. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

We report our segment information in accordance with provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. We evaluate business performance based upon several metrics, using segment profit as the primary financial measure. During the three months ended June 30, 2021, we changed our reporting segments when compared to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, to change our Military reporting segment to "Contract Manufacturing" and to change the composition thereof to continue to include sales to the U.S. Military ("Military Contracts") and to include sales under manufacturing contracts for private label or other specific footwear products sold through our Wholesale and Retail channels ("Private Contracts"). Previously, only Military Contracts were included in this segment. The Private Contract sales have characteristics more like Military Contracts, with similar sales, delivery processes and gross margins. This segment reporting change reflects a corresponding change in how our Chief Executive Officer and our Chief Financial Officer, our chief operating decision makers ("CODMs"), review financial information in order to allocate resources and assess performance. Previously, Private Contracts were included in the Wholesale segment, but with the Acquisition, our Wholesale segment has substantially increased in size and our CODMs determined that the change in segment reporting was appropriate at that time to mirror how they evaluate and manage our business.

There has been no change in our total consolidated financial condition, results of operations, or segment information previously reported, as the result of the change in our reportable segments, as we had no Private Contract sales during the quarterly period ended March 31, 2021 or the fiscal year ended December 31, 2020. Each of our reporting segments continue to employ consistent accounting policies. As a result of this assessment, we now report our activities in the following three reporting segments: Wholesale, Retail and Contract Manufacturing. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Contract Manufacturing includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 17 – Segment Information for further information.

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

Cash and Cash Equivalents - We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Balances may exceed federally insured limits. We also hold cash outside of the U.S. that is not federally insured.

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $613,000 and $242,000 at December 31, 2021 and 2020, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. In accordance with ASC 606, the return reserve liability netted against trade receivables was $1,670,000 and $1,348,000 at December 31, 2021 and 2020, respectively.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of trade receivables - net as of December 31, 2021 and 2020. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers, maintaining reserves for potential uncollectible accounts and utilizing credit insurance for some of our key customers.

Supplier and Labor Concentrations- We purchase raw materials from a number of domestic and foreign sources. We produce a portion of our shoes and boots in our Dominican Republic, Puerto Rico, Illinois and China operations. We are not aware of any governmental or economic restrictions that would alter these current operations.

We source a significant portion of our footwear, apparel and gloves from manufacturers in Asia, and primarily in China, Vietnam and Indonesia. We are not aware of any governmental or economic restrictions that would alter our current sourcing operations.

Inventories - Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or net realizable value. Reserves are established for inventories when the net realizable value (NRV) is deemed to be less than its cost based on our periodic estimates of NRV.

Property, Plant and Equipment - We record fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 40
Machinery and equipment	3 - 8
Furniture and fixtures	3 - 8
Lasts, dies, and patterns	3

For income tax purposes, we generally compute depreciation utilizing accelerated methods.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill arose from the Acquisition and largely consists of the workforce acquired, expected cost synergies and economies of scale resulting from the business combination. The amount of our Goodwill that is deductible for tax purposes is $49.4 million.

GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. We monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments, as well as our reporting units. As previously stated, our operations represent three reporting segments, Wholesale, Retail and Contract Manufacturing. Goodwill impairment analysis will be performed for our Wholesale and Retail reporting segments. There is no goodwill allocated to our Contract Manufacturing segment. As of December 31, 2021, Goodwill allocated to our Wholesale and Retail reporting segments was $25.8 million and $24.8 million, respectively.

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

Identified intangible assets - Identified intangible assets consist of indefinite lived trademarks and definite lived trademarks, patents and customer relationships. Indefinite lived intangible assets are not amortized.

If events or circumstances change, a determination is made by management, in accordance with the accounting standard for "Property, Plant and Equipment" to ascertain whether property, equipment and certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

In accordance with the accounting standard for "Intangibles – Goodwill and Other", we test intangible assets with indefinite lives for impairment annually or when conditions indicate impairment may have occurred. We perform such testing of our indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 6 for more information.

Comprehensive Income - Comprehensive income includes changes in equity that result from transactions and economic events from non-core operations. Comprehensive income is composed of two subsets – net income and other comprehensive income. There were no material other comprehensive income items therefore no Statements of Comprehensive Income were presented.

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $17,911,000 and $8,406,000 for 2021 and 2020, respectively. The increase in advertising expense was attributed to the Acquisition.

Shipping Costs - All shipping costs billed to customers have been included in net sales. All outbound shipping costs to customers have been included in operating expenses and totaled approximately $25,139,000 and $10,523,000 in 2021 and 2020, respectively. The increase in shipping costs was due to the Acquisition.

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

●

Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

●

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, amounts due from employees (salespersons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amounts of our long-term credit facilities and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our revolving line of credit is categorized as Level 2.

Deferred Compensation Plan Assets and Liabilities

On December 14, 2018, our Board of Directors adopted the Rocky Brands, Inc. Executive Deferred Compensation Plan (the " Executive Deferred Compensation Plan"), which became effective January 1, 2019. The Executive Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan in which certain executives are eligible to participate. The deferrals are held in a separate trust, which has been established for the administration of the Executive Deferred Compensation Plan. The trust assets and liabilities are classified as trading securities within prepaid expenses and other current assets and deferred liabilities, respectively in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Effective August 18, 2020, we entered into a second deferred compensation plan (the "Dominican Plan"). The Dominican Plan is an unfunded nonqualified deferred compensation plan for key employees at our Dominican Republic manufacturing facility. The funds are held in a separate trust, which has been established for the administration of the Dominican Plan. The trust liabilities are classified as trading securities within deferred liabilities in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

3. BUSINESS ACQUISITION

The Performance and Lifestyle Footwear Business of Honeywell International Inc.

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

On March 15, 2021 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. Upon a final agreement of net working capital as of the Acquisition Date, we owed Honeywell an additional $5.4 million. The Acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 8 for information regarding the two credit facilities.

The Acquisition expanded our brand portfolio to include Muck, XTRATUF, Servus, NEOS and Ranger brands (the "Acquired Brands"). We acquired 100% of the voting interests of certain subsidiaries and additional assets comprising the performance and lifestyle footwear business of Honeywell with the Acquisition.

Through the Acquisition, we have greatly enhanced our powerful portfolio of footwear brands and significantly increased our sales and profitability. We acquired a well-run business with a corporate culture and a customer base similar to ours, which provides meaningful growth opportunities within our existing product categories as well as an entry into new market segments. Its innovative and authentic product collections complement our existing offering with minimal overlap, which we believe will allow us to strengthen our wholesale relationships and serve a wider consumer audience. At the same time, we plan to leverage our existing advanced fulfillment capabilities to improve distribution of the Acquired Brands to wholesale customers and accelerate direct-to-consumer penetration.

In connection with the Acquisition, we also entered into employment agreements with seven key employees from the performance and lifestyle footwear business of Honeywell, pursuant to which, among other things, we agreed to grant 25,000 non-qualified stock options in the aggregate to the seven employees as an inducement for continuing their employment with us.

We acquired multiple leases through the Acquisition including the lease of our Rock Island and China manufacturing facilities and an office building lease in Westwood, Massachusetts.

The Acquisition contributed net sales of $179.0 million to our consolidated operating results for the year ended December 31, 2021. The Acquisition contributed net income of $16.5 million to our consolidated operating results for the year ended December 31, 2021.

Acquisition-related costs

Costs incurred to complete and integrate the Acquisition are expensed as incurred and included in "operating expenses" in the accompanying consolidated statements of operations. During the year ended December 31, 2021 and 2020, there were approximately $11.9 million and $0.7 million, respectively, of acquisition-related costs recognized. These costs represent investment banking fees, legal and professional fees, transaction fees, integration costs, amortization and consulting fees associated with the Acquisition.

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

($ in thousands)	Fair Value
Cash	$2,655
Accounts receivable (1)	36,734
Inventories (2)	40,662
Property, plant and equipment	16,243
Goodwill (3)	50,641
Intangible assets	98,620
Other assets	1,250
Accounts payable	(18,108)
Accrued expenses	(13,634)
Total identifiable net assets	215,063
Cash acquired	(2,655)
Total cash paid, net of cash acquired	$212,408

(1) The recorded amount for accounts receivable considers expected uncollectible amounts of approximately $0.6 million in its determination of fair value.

(2) Fair value of finished goods inventories included step up value of approximately $3.5 million, all of which was expensed during the twelve months ended December 31, 2021, and is included in "Cost of Goods Sold" in the accompanying consolidated statement of operations.

(3) Goodwill largely consists of the acquired workforce, expected costs synergies and economies of scale resulting from the Acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of the future results of operations. The pro forma results presented below are adjusted for the removal the step of value of finished goods inventory associated with the Acquisition of approximately $3.5 million. The pro forma results presented below are also adjusted for the removal of acquisition-related costs of approximately $11.9 million and $0.7 million for the twelve months ended December 31, 2021 and 2020, respectively.

	Twelve Months Ended December 31,
($ in thousands, except per share amount)	2021	2020
Net sales	$552,905	$482,562
Net income	$40,248	$41,726
Diluted earnings per share	$5.43	$5.69

4. INVENTORIES

Inventories are comprised of the following:

	December 31,	December 31,
($ in thousands)	2021	2020
Raw materials	$20,933	$12,875
Work-in-process	1,316	1,128
Finished goods	210,215	63,573
Total	$232,464	$77,576

In accordance with ASC 606, the returns reserve asset included within inventories was approximately $0.9 million and $0.7 million at December 31, 2021 and  December 31, 2020, respectively.

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	December 31,	December 31,
($ in thousands)	2021	2020
Land	$972	$956
Buildings	36,456	27,596
Machinery and equipment	57,304	44,472
Furniture and fixtures	2,548	2,109
Lasts, dies and patterns	12,360	10,833
Construction work-in-progress	14,452	5,849
Total	124,092	91,815
Less - accumulated depreciation	(64,103)	(58,065)

Net Fixed Assets	$59,989	$33,750

We incurred approximately $8.8 million and $5.2 million in depreciation expense for 2021 and 2020, respectively.

6. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2021
Trademarks
Wholesale (1)	$72,579	-	$72,579
Retail (2)	9,220	-	9,220
Patents	895	$804	91
Customer relationships (3)	46,900	2,475	44,425
Total Intangibles	$129,594	$3,279	$126,315

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2020
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$778	117
Total Intangibles	$30,987	$778	$30,209

(1) $45.4 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(2) $6.3 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(3) Resulted from our Acquisition that occurred on March 15, 2021.

The weighted average remaining life for our patents is 3.1 years.

A schedule of approximate actual and expected amortization expense related to finite-lived intangible assets is as follows:

Amortization
($ in thousands)	Expense
2020	$31
2021	2,501
2022	3,149
2023	3,147
2024	3,143
2025	3,139
2026	3,136
2027+	28,802

Indefinite lived intangible assets, such as trademarks are reviewed for impairment testing annually, more frequently if necessary. We perform such testing of indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Fair value of other indefinite-lived intangible assets is determined using the relief from royalty method. Definite lived intangible assets, such as patents and customer relationships are only reviewed for impairment if a triggering event has occurred to indicate that its fair value of the asset is below its carrying value.

In assessing whether indefinite-lived intangible assets are impaired, we must make certain estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, weighted average cost of capital and other factors such as: discount rates, royalty rates, cost of capital, and market multiples to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each of our indefinite-lived intangible assets. Future events could cause us to conclude that indications of intangible asset impairment exist. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting segment. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

2021 and 2020 Impairment Testing

We evaluate our finite and indefinite lived intangible assets under the terms and provisions of the accounting standards for "Intangibles - Goodwill and Other" and "Property, Plant and Equipment." These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. The results of our 2021 and 2020 finite and indefinite-lived intangible impairment testing indicated that all reporting unit intangible asset fair values exceed their respective carrying values.

7. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
($ in thousands)	2021	2020
Long-term deposits	$606	$109
NQDC plan assets	311	150
Other	-	115
Total	$917	$374

8.   LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility ("Term Facility") with TCW Asset Management Company, LLC, as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provided for quarterly payments of principal and bears interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest was assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 3.25, the effective interest rate will be LIBOR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.25, the effective interest rate will be LIBOR plus 6.50% (or at our option, Prime Rate plus 5.50%). The Term Facility also has a LIBOR floor rate of 1.00%. In December 2021, the Term Facility was amended to increase the effective interest rate to LIBOR plus 7.00% until June 2022.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The Term Facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. In December of 2021, we amended our ABL Facility to temporarily increase our borrowing capacity from $150 million to $175 million until June 2022, at which time our borrowing capacity will go down to $165 million. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of December 31, 2021, we had borrowing capacity of $28.9 million.

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

(1) Tier II applied until June 30, 2021.

In connection with the Term Facility and ABL Facility, we had to pay certain fees that were capitalized and will be amortized over the life of each respective loan. In addition, the ABL Facility requires us to pay an annual collateral management fee in the amount of $75,000 due on each anniversary of the ABL Facility issuance date, until it matures.

Current and long-term debt consisted of the following:

December 31,
($ in thousands)	2021
Term Facility that matures in 2026 with an effective interest rate of 8.00%	$127,563
ABL Facility that matures in 2026:
LIBOR borrowings with an effective interest rate of 1.88%	140,000
Prime borrowings with an effective interest rate of 3.50%	6,072
Total debt	273,635
Less: Unamortized debt issuance costs	(3,591)
Total debt, net of debt issuance costs	270,044
Less: Debt maturing within one year	(3,250)
Long-term debt	$266,794

Credit Facility Covenants

The Term Facility contains restrictive covenants which require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. We believe we are in compliance with all Term Facility covenants as of  December 31, 2021.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the twelve months ended  December 31, 2021, there were no triggering events and the covenant was not in effect.

Huntington Credit Facility

On February 13, 2019, we entered into a Revolving Credit, Guaranty, and Security Agreement ("Credit Agreement") with the Huntington National Bank ("Huntington") as administrative agent. The Credit Agreement provided for a new senior secured asset-based revolving credit facility up to a principal amount of $75 million, which included a sublimit for the issuance of letters of credit up to $7.5 million (the "Huntington Credit Facility"). The Huntington Credit Facility permitted increases up to an additional $25 million at our request and the lenders’ option, subject to customary conditions. The Huntington credit facility was terminated in March 2021 and was replaced by the ABL Facility.

The total amount available under our Huntington Credit Facility was subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. As of December 31, 2020, we had total capacity of $70.8 million.

We had no outstanding borrowings against Huntington Credit Facility for fiscal year ending  December 31, 2020.

Huntington Credit Facility Covenants

Our Huntington Credit Facility contained restrictive covenants which required us to maintain a fixed charge coverage ratio. These restrictive covenants are only in effect upon a triggering event taking place (as defined in the agreement). Our Huntington Credit Facility contains restrictions on the amount of dividends that may be paid. During the twelve months ended December 31, 2020, there were no triggering events and the covenant was not in effect for our Huntington Credit Facility.

On March 15, 2021, the Term Facility and ABL Facility collectively replaced our Huntington Credit Agreement.

9. LEASES

The operating ROU asset and operating lease liabilities as of December 31, 2021 and December 31, 2020 are as follows:

	December 31,	December 31,
($ in thousands)	2021	2020	Financial Statement Line Item
Assets:
Operating ROU Assets	$11,428	$1,572	Leased assets

Liabilities:
Current
Operating	$2,985	$629	Other accrued expenses
Noncurrent
Operating	8,809	944	Long-term lease
Total leased liabilities	$11,794	$1,573

Maturity of our operating lease liabilities are as follows:

Operating
($ in thousands)	Leases
2022	$3,162
2023	2,564
2024	2,386
2025	2,302
2026	1,828
Total lease payments	12,242
Less: Interest	448
Present value of lease liabilities	$11,794

For the twelve months ended December 31, 2021 and December 31, 2020 the weighted average remaining lease term and discount rate were as follows:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	2.8	2..0

Weighted-average discount rate
Operating leases	1.7%	3.7%

For the twelve months ended December 31, 2021 and December 31, 2020 the supplemental cash flow information is as follows:

	December 31,	December 31,
($ in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,230	$711

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$13,186	$481

The breakdown of rent expense for our operating leases for the twelve months ended December 31, 2021 and December 31, 2020 are as follows:

	Twelve Months Ended
	December 31,	December 31,
($ in thousands)	2021	2020	Financial Statement Line Item
Operating lease expenses - Manufacturing & Sourcing (1)	$813	$678	Cost of goods sold
Operating lease expenses (1)	1,417	433	Operating expenses
Total lease expenses	$2,230	$1,111

(1) Includes short-term lease expenses of approximately $1,310,000 and $103,000 for the twelve months ended December 31, 2021 and  December 31, 2020, respectively.

10.   BENEFIT PLAN

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

Our approximate contributions to the 401(k) Plan were as follows:

($ in thousands)	2021	2020
401k plan sponsor contributions	$1,311	$961

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

The deferrals are held in a separate trust, which has been established by the Company to administer the Executive Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a "Rabbi Trust"). The assets held by the trust were approximately $311,000 and $150,000 as of  December 31, 2021 and December 31, 2020, respectively, and are classified as trading securities within other assets in the accompanying consolidated balance sheets. The liabilities by the trust were approximately $119,000 and $20,000 , as of  December 31, 2021 and December 31, 2020, respectively, and are classified within deferred liabilities in the accompanying consolidated balance sheets. Changes in the deferred compensation assets and liabilities are charged to operating expenses in the accompanying consolidated statements of operations.

In 2020, we entered into a second deferred compensation plan (the "Dominican Plan"), which became effective August 18, 2020 and is a non-qualified deferred compensation plan for certain key employees at our Dominican Republic manufacturing facility.

Under the Dominican Plan, key employees will receive a set dollar amount, as defined in the agreement, at the later of five years following the effective date of the agreement or upon the employee attaining the age of 65. Payments are due within 30 days of the employee's retirement. If the employee terminates their employment, for any reason, prior to their retirement and five years after the effective date of the agreement, the employee is not eligible to receive a payout. The funds are accrued based on service and are not held in an investment or trust account. The total liabilities held under the Dominican Plan were approximately $107,000 and $44,000 as of  December 31, 2021 and  December 31, 2020, respectively, and are classified within deferred liabilities in the accompanying consolidated balance sheets.

11. TAXES

We account for income taxes in accordance with the accounting standard for "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences.

A breakdown of our income tax expense (benefit) for the years ended December 31 is as follows:

($ in thousands)	2021	2020
Federal:
Current	$1,554	$4,942
Deferred	1,729	67
Total Federal	3,283	5,009

State & local:
Current	833	793
Deferred	(176)	97
Total State & local	657	890

Foreign
Current	907	102
Deferred	(37)	-
Total Foreign	870	102

Total	$4,810	$6,001

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Year Ended December 31,
($ in thousands)	2021	2020
Expected expense at statutory rate	$5,327	$5,662

Increase (decrease) in income taxes resulting from:
Exempt income from Dominican Republic operations due to tax holiday	(1,238)	(942)
Tax Rate Differential effect of Foreign Operations	45	-
Tax on repatriated earnings from Dominican Republic operations	941	438
State and local income taxes	222	766
Foreign Tax Credit	(547)	(30)
Meals and entertainment	2	27
Nondeductible penalties	3	20
Provision to return filing adjustments and other	55	60
Total	$4,810	$6,001

Deferred income taxes recorded in the Consolidated Balance Sheets at December 31, 2021 and 2020 consist of the following:

($ in thousands)	2021	2020
Deferred tax assets:
Asset valuation allowances and accrued expenses	$239	$301
Inventories	1,564	528
State and local income taxes	346	169
Pension and deferred compensation	38	18
Net operating losses	302	298
Lease asset	2,696	269
Total deferred tax assets	5,185	1,583
Valuation allowances	-	(298)
Total deferred tax assets	5,185	1,285

Deferred tax liabilities:
Fixed assets	4,144	1,571
Intangible assets	7,179	6,587
Other assets	317	278
Tollgate tax on Lifestyle earnings	228	228
State and local income taxes	1,001	623
Lease Liability	2,609	269
Total deferred tax liabilities	15,478	9,556

Net deferred tax liability	$10,293	$8,271

The valuation allowance as of December 31, 2020 is related to certain state and local income tax net operating loss carry forwards.

We have provided Puerto Rico tollgate taxes on approximately $3,684,000 of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. In 2001, we received abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994, thus no other provision for tollgate tax has been made on earnings after that date. If we repatriate the earnings from Lifestyle, $227,563 of tollgate tax would be due as of December 31, 2021.

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2018
Various U.S. States	2017
Puerto Rico (U.S. Territory)	2016
Canada	2016
China	2018
Mexico	2021
United Kingdom	2021
Australia	2021

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2021, no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

12. SHAREHOLDERS' EQUITY

Repurchase of Common Stock

A summary of our authorized share repurchase plans is as follows:

($ in thousands, except share and per share amounts)	2021	2020
Maximum authorized share repurchase amount (1)	$7,500	$7,500
Date of plan's authorization by the Board	March 2021	February 2020
Funding source	Working capital	Working capital
Number of shares repurchased under the plan (shares)	-	129,095
Amount paid for shares repurchased	-	$2,938
Weighted average price paid per share	-	$22.76
Remaining amount of shares authorized to be purchased under the plan (in dollars)	$7,500	$4,562

(1)	Common shares can be purchased in the open market or privately negotiated transactions over the next twelve months from the date of plan authorization.

Our shareholder repurchase program terminated on March 4, 2022.

Preferred Shares

The Company has authorized 250,000 shares of voting preferred stock with no par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock with no par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $.06 per share, of which no shares are issued or outstanding at December 31, 2021 and 2020, respectively.

13. SHARE-BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan and in May 2021 this plan was amended as our shareholders authorized an additional 600,000 shares (as amended, the "2014 Plan"). The 2014 Plan includes 1,100,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of December 31, 2021, we were authorized to issue 573,250 shares under the 2014 Plan.

On January 24, 2021, we adopted the 2021 Inducement Option Plan (the "2021 Plan") pursuant to which 25,000 non-qualified stock options were granted to seven key employees acquired with the Acquisition. The 2021 Plan did not require shareholder approval under Nasdaq Listing Rule 5635(c). As of December 31, 2021, there were no remaining shares available to grant under the 2021 Plan.

Stock Options

The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted during the years ended December 31:

	2021	2020
Assumptions:
Risk-free interest rate	0.32%	1.61%
Expected dividend yield	1.18%	2.00%
Expected volatility of Rocky's common stock	51.87%	42.27%
Expected option term (years)	5.6	6.3
Weighted-average grant date fair value per share	$12.16	$9.36

For the years ended December 31, 2021 and 2020, we recognized share-based compensation expense and the corresponding tax benefit as follows:

($ in thousands)	2021	2020
Share-based compensation expense	$1,265	$780
Tax benefit	192	58

The following summarizes stock option activity for the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
($ amounts are per share)	Shares	Exercise Price	Actual Term	Intrinsic Value
Options outstanding at January 1, 2021	257,400	$22.61
Issued	121,250	32.32
Exercised	(47,700)	17.29
Forfeited or expired	(2,950)	26.84
Options outstanding at December 31, 2021	328,000	$26.94	5.6	$1,510,216
Expected to vest	153,700	$29.62	6.9	$580,937
Exercisable at December 31, 2021	174,300	$24.57	3.8	$929,279

In the first quarter of 2021, our officers and certain employees were granted 76,250 options. The plans generally provided for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. For the years ended 2021 and 2020, cash received for the exercise of stock options was approximately $825,000 and $136,000, respectively.

In the first quarter of 2021, Board of Director members were granted 45,000 stock options that vest over a year and will expire in 5 years.

As of December 31, 2021, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was approximately $1,303,000 with a weighted-average expense recognition period of 3.8 years.

During the years ended December 31, 2021 and 2020, we issued 6,868 and 10,456 shares of common stock to members of our Board of Directors, respectively.

14. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
(shares in thousands)	2021	2020

Basic - weighted average shares outstanding	7,283	7,304
Dilutive stock options	126	33
Diluted - weighted average shares outstanding	7,409	7,337
Anti-dilutive securities	25	149

15.   REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., Canada, and internationally, mainly Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky outlet store, and Lehigh business. We also sell footwear under the Rocky label to the U.S. Military.

Significant Accounting Policies and Judgements

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; this generally occurs upon shipment of our product to our customer, which is when the transfer of control of our product passes to the customer. The duration of our arrangements with our customers are typically one year or less. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products at a point in time and consists of either fixed or variable consideration or a combination of both.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2021. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

When a right of return is part of the arrangement with the customer, we estimate the expected returns based on an analysis using historical data. We adjust our estimate either when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed, whichever occurs earlier. Please see Note 1 and Note 4 for additional information.

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

Costs associated with obtaining a contract are expensed as incurred in accordance with the practical expedient in ASC 340-40 in instances where the amortization period is one year or less. We anticipate substantially all costs incurred to obtain a contract would be subject to this practical expedient.

Contract Liabilities

The following table provides information about contract liabilities from contracts with our customers.

	December 31,	December 31,
($ in thousands)	2021	2020
Contract liabilities	$1,062	$5,582

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2020	$5,582
Non-cancelable contracts with customers entered into during the period	2,017
Revenue recognized related to non-cancelable contracts with customers during the period	(6,537)
Balance, December 31, 2021	$1,062

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 17 for segment disclosures.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow for the years ended December 31, as follows:

($ in thousands)	2021	2020

Interest paid	$7,930	$151

Federal, state, and local income taxes paid, net	$8,638	$4,669

Change in contract receivables, net	$4,108	$(424)

Change in contract liabilities, net	$(4,520)	$836

Property, plant, and equipment purchases in accounts payable	$2,191	$2,316

17. SEGMENT INFORMATION

During the three months ended June 30, 2021, we changed our reporting segments to change our Military reporting segment to "Contract Manufacturing" and to change the composition thereof to continue to include Military Contracts and to include sales under manufacturing contracts for private label or other Private Contracts. Previously, only Military Contracts were included in this segment. The Private Contract sales have characteristics more like Military Contracts, with similar sales, delivery processes and gross margins. This segment reporting change reflects a corresponding change in how our CODMs review financial information in order to allocate resources and assess performance. Previously, Private Contracts were included in the Wholesale segment, but with our Acquisition, our Wholesale segment has substantially increased in size and our CODMs determined that the change in segment reporting was appropriate at this time to mirror how they evaluate and manage our business.

There has been no change in our total consolidated financial condition, results of operations, or segment information previously reported, as the result of the change in our reportable segments, as we had no Private Contract sales during the quarterly period ended March 31, 2021 or the fiscal year ended December 31, 2020.

Reportable Segments - We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing.

Wholesale. In our Wholesale segment, our products are offered in over 10,000 retail locations representing a wide range of distribution channels in the U.S., Canada, U.K. and other international markets, mainly Europe. These distribution channels vary by product line and target market and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers.

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

Contract Manufacturing. In our Contract Manufacturing segment, we include sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer

The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the years ended December 31,

	Twelve Months Ended
	December 31,
($ in thousands)	2021	2020
NET SALES:
Wholesale	$391,070	$185,554
Retail	94,658	72,877
Contract Manufacturing	28,499	18,878
Total Net Sales	$514,227	$277,309

GROSS MARGIN:
Wholesale	$140,166	$66,336
Retail	47,792	34,283
Contract Manufacturing	6,578	4,116
Total Gross Margin	$194,536	$104,735

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group for the years ended December 31:

($ in thousands)	2021	% of Sales	2020	% of Sales
Work footwear	$280,235	54.5%	$126,268	45.5%
Western footwear	87,425	17.0	61,127	22.0
Outdoor footwear	76,031	14.8	21,074	7.6
Duty and commercial military footwear	39,715	7.7	41,005	14.8
Military footwear	22,767	4.4	18,878	6.8
Other	5,149	1.0	5,575	2.0
Apparel	2,905	0.6	3,382	1.2
	$514,227	100.0%	$277,309	100.0%

Net sales to foreign countries represented approximately 6.9% of net sales in 2021 and 0.8% of net sales in 2020.

The net book value of fixed assets located outside of the U.S. totaled $13.0 million at December 31, 2021, of which approximately $4.6 million resides in the Dominican Republic and approximately $8.4 million resides in China. The net book value of fixed assets located outside of the U.S. totaled $4.5 million at December 31, 2020, all of which resides in the Dominican Republic.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have made the necessary and appropriate updates to our internal controls as it relates to financial reporting over our Acquired Brands, none of which were material. We are currently evaluating the business processes, information technology systems, and other components over internal controls of financial reporting related to the Acquired Brands as a part of our integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

Disclosure Controls and Procedures

We completed the following acquisition during 2021: the Acquisition of the performance and lifestyle footwear business of Honeywell International, Inc. on March 15, 2021. The scope of our management's assessment of the effectiveness of our internal controls over financial reporting for the year ended December 31, 2021 will not include the Acquisition. This exclusion is allowed in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the reporting company's scope in the year of acquisition.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2021. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for the performance and lifestyle business of Honeywell International Inc., which was acquired on March 15, 2021 (the “Acquisition”).  The Acquisition constituted approximately 19% of total assets and approximately 35% of total revenues of the consolidated financial statement amounts as of and for the fiscal year ended December 31, 2021.  Further discussion of the Acquisition can be found in Note 3 of the Notes to our Consolidated Financial Statements.   This exclusion is in accordance with SEC staff interpretive guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included within this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on Internal Control over Financial Reporting

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 15, 2022, expressed an unqualified opinion.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Performance and Lifestyle Footwear Business of Honeywell International Inc., which was acquired on March 15, 2021. This acquisition constituted approximately 19% of total assets and approximately 35% of total revenues of the consolidated financial statement amounts as of and for the fiscal year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at the Performance and Lifestyle Footwear Business of Honeywell International, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 15, 2022

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions "ELECTION OF DIRECTORS," "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE," "INFORMATION CONCERNING EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders (the "Company's Proxy Statement") to be held on May 25, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under the captions "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is included under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES - OWNERSHIP OF COMMON STOCK BY MANAGEMENT," "- OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS," and "EQUITY COMPENSATION PLAN INFORMATION," in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the caption "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE" and "TRANSACTIONS WITH RELATED PERSONS" in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is included under the caption "FEES OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the Company’s Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10-K in Item 8:

●  Report of Independent Registered Public Accounting Firm

●  Consolidated Balance Sheets as of December 31, 2021 and 2020

●  Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

●  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021 and 2020

●  Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

●  Notes to Consolidated Financial Statements for the years ended December 31, 2021 and 2020

(2) The following financial statement schedule for the years ended December 31, 2021 and 2020 is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report. See Appendix A.

●  Schedule II -- Consolidated Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits:

Exhibit Number	Description

2.1***	Purchase Agreement, dated January 24, 2021, by and among Honeywell Safety Products USA, Inc., North Safety Products Limited, Honeywell Safety Products (UK) Limited, North Safety de Mexicali S de R.L. de C.V., Honeywell (China) Co. Ltd. and Rocky Brands, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 24, 2021, and filed on January 26, 2021).

2.2***	Letter Agreement, dated March 14, 2021, by and among Honeywell Safety Products USA, Inc., North Safety Products Limited, Honeywell Safety Products (IK) Limited, North Safety de Mexicali S de R.L. de C.V, Honeywell (China) Co. Ltd. and Rocky Brands, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on form 10-Q for the fiscal quarter ended March 31, 2021).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.2

Amendment to Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

3.3 (P)

Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, registration number 33-56118 (the "Registration Statement")).

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

10.05

Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, held on May 26, 2021, filed on April 21, 2021).

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

10.09

Form of Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.10

Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.11

Form of Performance Stock Unit Award Agreement under the Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

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

10.17	ABL Loan and Security Agreement dated March 15, 2021 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 15, 2021 and filed on March 16, 2021).

10.18	Term Credit Loan and Security Agreement dated March 15, 2021 between the Company and The Direct Lending Group of TCW Asset Management Company, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 15, 2021 and filed on March 16, 2021).

10.19	First Amendment to ABL Loan and Security Agreement, dated December 10, 2021, between the Company, Bank of America, N.A. and the other lenders party thereto.

10.20	First Amendment to Term Loan and Security Agreement, dated December 10, 2021, between the Company, TCW Asset Management Company LLC and the other lenders party thereto.

21*	Subsidiaries of the Company.

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Power of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

(P) Paper Filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY BRANDS, INC.

Date: March 15, 2022	By:	/s/ JASON BROOKS
Jason Brooks, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON BROOKS	Chairman, President and Chief Executive Officer	March 15, 2022
Jason Brooks	(Principal Executive Officer)

/s/ THOMAS D. ROBERTSON	Executive Vice President, Chief Financial Officer and Treasurer	March 15, 2022
Thomas D. Robertson	(Principal Financial and Accounting Officer)

* CURTIS A. LOVELAND	Assistant Secretary and Director	March 15, 2022
Curtis A. Loveland

* MIKE BROOKS	Director	March 15, 2022
Mike Brooks

* Glenn E. Corlett	Director	March 15, 2022
Glenn E. Corlett

* Michael L. Finn	Director	March 15, 2022
Michael L. Finn

*ROBYN R. HAHN	Director	March 15, 2022
Robyn R. Hahn

* G. Courtney Haning	Director	March 15, 2022
G. Courtney Haning

* James L. Stewart	Director	March 15, 2022
James L. Stewart

* William L. Jordan	Director	March 15, 2022
William L. Jordan

* robert b. moore, jr.	Director	March 15, 2022
Robert B. Moore, Jr.

* TracIE WINBIGLER	Director	March 15, 2022
Tracie Winbigler

By: /s/ JASON BROOKS
Jason Brooks, Attorney-in-Fact

Appendix A

ROCKY BRANDS, INC. AND SUBSIDIARIES

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2021 and 2020

($ in thousands)

	Balance at	Additions
	Beginning of	Charged to Costs			Balance at End
Description	Period	and Expenses	Deductions		of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2021	$242	$302	$69	(1)	$613
Year ended December 31, 2020	$952	$452	$(1,162)	(1)	$242
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
Year ended December 31, 2021	$298	$-	$(298)		$-
Year ended December 31, 2020	$372	$-	$(74)		$298
ALLOWANCE FOR DISCOUNTS AND RETURNS
Year ended December 31, 2021	$1,818	$26,454	$(25,757)		$2,515
Year ended December 31, 2020	$1,480	$23,223	$(22,885)		$1,818

(1)	Amount charged off, net of recoveries