Form 10-Q
period 2022-03-31
ROCKY BRANDS, INC.
filed 2022-05-09
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 7,313,075 shares of the Registrant's Common Stock outstanding on April 30, 2022.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,	March 31,
	2022	2021	2021
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$14,950	$5,909	$8,892
Trade receivables – net	123,387	126,807	84,050
Contract receivables	268	1,062	2,171
Other receivables	260	242	231
Inventories – net	289,230	232,464	125,133
Income tax receivable	2,338	4,294	-
Prepaid expenses	5,875	4,507	4,116
Total current assets	436,308	375,285	224,593
LEASED ASSETS	10,696	11,428	1,696
PROPERTY, PLANT & EQUIPMENT – net	60,958	59,989	51,150
GOODWILL	50,246	50,641	-
IDENTIFIED INTANGIBLES – net	125,528	126,315	170,930
OTHER ASSETS	938	917	715
TOTAL ASSETS	$684,674	$624,575	$449,084

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$156,890	$114,632	$45,077
Contract liabilities	268	1,062	2,927
Current Portion of Long-Term Debt	3,250	3,250	3,250
Accrued expenses:
Salaries and wages	3,715	3,668	3,005
Taxes - other	2,054	849	618
Accrued freight	1,735	1,798	1,479
Commissions	1,689	2,447	1,185
Accrued duty	18,873	5,469	6,953
Accrued interest	-	2,133	-
Income tax payable	-	-	2,357
Other	8,014	4,828	5,343
Total current liabilities	196,488	140,136	72,194
LONG-TERM DEBT	264,486	266,794	183,019
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	8,200	8,809	1,178
DEFERRED INCOME TAXES	10,293	10,293	8,271
DEFERRED LIABILITIES	584	519	386
TOTAL LIABILITIES	480,220	426,720	265,217
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2022 - 7,311,059; December 31, 2021 - 7,302,199; March 31, 2021 7,280,711	68,454	68,061	66,856
Retained earnings	136,000	129,794	117,011
Total shareholders' equity	204,454	197,855	183,867
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$684,674	$624,575	$449,084

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
NET SALES	$167,025	$87,667
COST OF GOODS SOLD	104,198	52,528
GROSS MARGIN	62,827	35,139

OPERATING EXPENSES	49,630	28,558

INCOME FROM OPERATIONS	13,197	6,581

INTEREST EXPENSE AND OTHER EXPENSES	(3,907)	(747)

INCOME BEFORE INCOME TAX EXPENSE	9,290	5,834

INCOME TAX EXPENSE	1,951	1,342

NET INCOME	$7,339	$4,492

INCOME PER SHARE
Basic	$1.00	$0.62
Diluted	$0.99	$0.61

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,306	7,258
Diluted	7,410	7,348

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2020	7,248	$65,971	-	$113,534	$179,505

Net income				$4,492	$4,492
Dividends paid on common stock ($0.14 per share)				(1,015)	(1,015)
Repurchase of common stock					-
Stock issued for options exercised, including tax benefits	31	$607		-	607
Stock compensation expense	2	278		-	278
BALANCE - March 31, 2021	7,281	$66,856	$-	$117,011	$183,867

BALANCE - December 31, 2021	7,302	$68,061	-	$129,794	$197,855

Net income				$7,339	$7,339
Dividends paid on common stock ($0.155 per share)				(1,133)	(1,133)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	7	$145		-	145
Stock compensation expense	2	248		-	248
BALANCE - March 31, 2022	7,311	$68,454	$-	$136,000	$204,454

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,339	$4,492
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,024	1,095
Amortization of debt issuance costs	213	-
Stock compensation expense	248	278
Change in assets and liabilities:
Receivables	3,403	1,202
Contract receivables	794	2,999
Inventories	(56,371)	(5,912)
Other current assets	(635)	331
Other assets	(21)	(267)
Accounts payable	40,296	5,922
Accrued and other liabilities	14,342	(3,570)
Income taxes	1,955	(1,019)
Contract liabilities	(794)	(2,655)
Net cash provided by operating activities	13,793	2,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,243)	(1,209)
Acquisition of business, net of cash acquired	-	(206,970)
Net cash used in investing activities	(1,243)	(208,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,342	80,000
Repayments on revolving credit facility	(5,025)	(19,500)
Proceeds from term loan	-	130,000
Repayments on term loan	(838)	-
Debt issuance costs	-	(4,270)
Proceeds from stock options	145	607
Dividends paid on common stock	(1,133)	(1,015)
Net cash (used in) provided by financing activities	(3,509)	185,822

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,041	(19,461)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	5,909	28,353
END OF PERIOD	$14,950	$8,892

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, The Original Muck Boot Company ("Muck"), XTRATUF, Servus, NEOS and Ranger. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military and western. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2021 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2021, which includes all disclosures required by GAAP.

We report our segment information in accordance with provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. We evaluate business performance based upon several metrics, using segment profit as the primary financial measure. During the three months ended June 30, 2021, we changed our reporting segments when compared to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, to change our Military reporting segment to "Contract Manufacturing" and to change the composition thereof to continue to include sales to the U.S. Military ("Military Contracts") and to include sales under manufacturing contracts for private label or other specific footwear products sold through our Wholesale and Retail channels ("Private Contracts"). Previously, only Military Contracts were included in this segment. The Private Contract sales have characteristics more like Military Contracts, with similar sales, delivery processes and gross margins. This segment reporting change reflects a corresponding change in how our Chief Executive Officer and our Chief Financial Officer, our chief operating decision makers ("CODMs"), review financial information in order to allocate resources and assess performance. Previously, Private Contracts were included in the Wholesale segment, but with our acquisition of the lifestyle and performance footwear business of Honeywell International Inc., our Wholesale segment has substantially increased in size and our CODMs determined that the change in segment reporting was appropriate at this time to mirror how they evaluate and manage our business.

There has been no change in our total consolidated financial condition, results of operations, or segment information previously reported, as the result of the change in our reportable segments, as we had no Private Contract sales during the fiscal year ended December 31, 2020 or quarterly period ended March 31, 2021. Each of our reporting segments continue to employ consistent accounting policies. As a result of this assessment, we now report our activities in the following three reporting segments: Wholesale, Retail and Contract Manufacturing. Our Wholesale segment includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail segment includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 14 – Segment Information for further information.

2. ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

We are currently evaluating the impact of the following Accounting Standards Update (“ASU”) on our Unaudited Condensed Consolidated Financial Statements or Notes to the Unaudited Condensed Consolidated Financial Statements:

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

We acquired multiple leases through the Acquisition including the lease of our Rock Island, Illinois and China manufacturing facilities and an office building in Westwood, Massachusetts.

The Acquisition contributed net sales of $64.4 million and $6.5 million, respectively, to the unaudited condensed consolidated operating results for the three months ended March 31, 2022 and 2021. The Acquisition contributed net income of $2.0 million and $0.5 million, respectively, to the unaudited condensed consolidated operating results for the three months ended March 31, 2022 and 2021.

Acquisition-related costs

Costs incurred to complete and integrate the Acquisition are expensed as incurred and included in "operating expenses" in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021, there were approximately $1.0 million and $5.2 million, respectively, of acquisition-related costs recognized. These costs represent investment banking fees, legal and professional fees, transaction fees, integration costs, amortization and consulting fees associated with the Acquisition.

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

The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill is finalized and is no longer subject to adjustment as the final valuation related to assets acquired and liabilities assumed has been obtained.

The following table summarizes the consideration paid and estimated fair value of the assets acquired and liabilities assumed as of the Acquisition Date.

($ in thousands)	Fair Value
Cash	$2,655
Accounts receivable (1)	36,734
Inventories (2)	41,057
Property, plant and equipment	16,243
Goodwill (3)	50,246
Intangible assets	98,620
Other assets	1,250
Accounts payable	(18,108)
Accrued expenses	(13,634)
Total identifiable net assets	215,063
Cash acquired	(2,655)
Total cash paid, net of cash acquired	$212,408

(1) The recorded amount for accounts receivable considers expected uncollectible amounts of approximately $0.6 million in its determination of fair value.

(2) Fair value of finished goods inventories included a preliminary step up value of approximately $3.5 million, of which approximately $0.3 million was expensed during the three months ended March 31, 2021, and are included in "Cost of Goods Sold" in the accompanying unaudited condensed consolidated statements of operations. The remaining $3.2 million was expensed during the year ended December 31, 2021 and as such there was no expense for the three months ended March 31, 2022.

(3) Goodwill consists largely consists of the acquired workforce, expected cost synergies and economies of scale resulting from the Acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of the future results of operations. The pro forma results presented below are adjusted for the removal of acquisition-related costs of approximately $1.0 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
($ in thousands, except per share amount)	2022	2021
Net sales	$167,025	$126,345
Net income	$8,150	$13,949
Diluted earnings per share	$1.10	$1.90

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  March 31, 2022. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	March 31,	December 31,	March 31,
($ in thousands)	2022	2021	2021
Contract liabilities	$268	$1,062	$2,927

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2021	$1,062
Non-cancelable contracts with customers entered into during the period	-
Revenue recognized related to non-cancelable contracts with customers during the period	(794)
Balance, March 31, 2022	$268

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 14 for segment disclosures.

6. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $1,730,000, $613,000 and $394,000 at March 31, 2022,  December 31, 2021 and  March 31, 2021, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $2,079,000, $1,670,000 and $1,619,000 at  March 31, 2022,  December 31, 2021 and  March 31, 2021, respectively.

7. INVENTORY

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2022	2021	2021
Raw materials	$23,229	$20,933	$19,372
Work-in-process	1,872	1,316	1,505
Finished goods	264,129	210,215	104,256
Total	$289,230	$232,464	$125,133

In accordance with ASC 606, the return reserve asset included within inventories was approximately $1,134,000, $902,000 and $641,000 at  March 31, 2022,  December 31, 2021 and  March 31, 2021, respectively.

8. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill arose from the Acquisition and largely consists of the workforce acquired, expected cost synergies and economies of scale resulting from the business combination. The amount of Goodwill that is expected to be deductible for tax purposes is $49.0 million.

GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. We monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments, as well as our reporting units. As previously stated, our operations represent three reporting segments: Wholesale, Retail and Contract Manufacturing. Goodwill impairment analysis will be performed for our Wholesale and Retail reporting segments. There is no goodwill allocated to our Contract Manufacturing segment. Of total Goodwill, $25.4 million was allocated to our Wholesale segment and $24.8 million was allocated to our Retail segment.

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

9. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
March 31, 2022
Trademarks
Wholesale (1)	$72,579	-	$72,579
Retail (2)	9,220	-	9,220
Patents	895	$810	85
Customer relationships (3)	46,900	3,256	43,644
Total Intangibles	$129,594	$4,066	$125,528

(1) $45.4 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(2) $6.3 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(3) Resulted from our Acquisition that occurred on March 15, 2021.

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2021
Trademarks
Wholesale (1)	$72,579	-	$72,579
Retail (2)	9,220	-	9,220
Patents	895	$804	91
Customer relationships (3)	46,900	2,475	44,425
Total Intangibles	$129,594	$3,279	$126,315

(1) $45.4 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(2) $6.3 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(3) Resulted from our Acquisition that occurred on March 15, 2021.

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
March 31, 2021
Trademarks
Wholesale	$27,192	-	$27,192
Retail	2,900	-	2,900
Patents	895	$785	110
Acquired Intangibles (1)	140,728	-	140,728
Total Intangibles	$171,715	$785	$170,930

(1) Represents total intangibles assets, allocated on a preliminary basis, as of March 31, 2021.

The weighted average life for our patents is 7.5 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2022	2021
Amortization expense	$787	$7

Updated to include the amortization of our acquired intangible assets, a schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2022	$2,362
2023	3,147
2024	3,143
2025	3,139
2026	3,136
2027	3,134
2028+	25,668

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

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. In December 2021, we amended our ABL Facility to temporarily increase our borrowing capacity from $150 million to $175 million until June 2022, at which time our borrowing capacity will go down to $165 million. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  March 31, 2022, we had borrowing capacity of $30.6 million.

The ABL Facility is collateralized by a first-lien on accounts receivable, inventory, cash and related assets and a second-lien on substantially all other assets. The ABL Facility matures on March 15, 2026. Interest on the ABL Facility is based on the amount available to be borrowed as set forth on the following chart:

	Average Availability as a
Revolver Pricing Level (1)	Percentage of Commitments	Base Rate	LIBOR Rate	Base Rate for FILO	LIBOR Rate for FILO
I	> 66.7%	0.00%	1.25%	0.50%	1.75%
II	>33.3% and < or equal to 66.7%	0.00%	1.50%	0.50%	2.00%
III	< or equal to 33.3%	0.25%	1.75%	0.75%	2.25%

(1) Until June 30, 2021, Tier II applied.

In connection with the Term Facility and ABL Facility, we had to pay certain fees that were capitalized and will be amortized over the life of each respective loan. In addition, the ABL Facility requires us to pay an annual collateral management fee in the amount of $75,000 due on each anniversary of the ABL Facility issuance date, until it matures.

Current and long-term debt consisted of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2022	2021	2021
Term Facility that matures in 2026 with an effective interest rate of 8.00%	$126,750	$127,563	$130,000
ABL Facility that matures in 2026:
LIBOR borrowings with an effective interest rate of 1.88%	140,257	140,000
Prime borrowings with an effective interest rate of 3.75%, 3.50% and 3.25% as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively	4,106	6,072	60,500
Total debt	271,113	273,635	190,500
Less: Unamortized debt issuance costs	(3,377)	(3,591)	(4,231)
Total debt, net of debt issuance costs	267,736	270,044	186,269
Less: Debt maturing within one year	(3,250)	(3,250)	(3,250)
Long-term debt	$264,486	$266,794	$183,019

Credit Facility Covenants

The Term Facility contains restrictive covenants which requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. We are in compliance with all credit facility covenants as of March 31, 2022, December 31, 2021 and  March 31, 2021.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the three months ended March 31, 2022 and 2021, there were no triggering events and the covenant was not in effect.

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

As of   March 31, 2021, we had no outstanding borrowings against the Huntington Credit Facility. The Huntington Credit Facility was paid off and closed as part of the Acquisition and new ABL Facility with Bank of America.

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

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three months ended March 31, 2022 and 2021. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated tax rates for the three months ended March 31, 2022 and 2021 were 21.0% and 23.0%, respectively.

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31,
(shares in thousands)	2022	2021

Basic - weighted average shares outstanding	7,306	7,258
Dilutive stock options	104	90
Diluted - weighted average shares outstanding	7,410	7,348
Anti-dilutive securities	107	34

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
($ in thousands)	2022	2021

Interest paid	$3,479	$20

Federal, state, and local income taxes paid, net	$-	$4

Change in contract receivables, net	$794	$2,999

Change in contract liabilities, net	$(794)	$(2,655)

Property, plant, and equipment purchases in accounts payable	$1,962	$1,668

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

We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing. Our Wholesale segment includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail segment includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
($ in thousands)	2022	2021
NET SALES:
Wholesale	$133,961	$59,235
Retail	28,626	23,986
Contract Manufacturing	4,438	4,446
Total Net Sales	$167,025	$87,667

GROSS MARGIN:
Wholesale	$48,259	$22,261
Retail	13,848	11,549
Contract Manufacturing	720	1,329
Total Gross Margin	$62,827	$35,139

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the first quarter of 2022, we experienced strong demand for our brands which led to growth across our Wholesale and Retail segments and throughout our diverse mix of distribution channels including western, work, farm & ranch, outdoor, and family retail.  The combination of a healthy inventory position and additional fulfillment capacity allowed us to better capitalize on the market opportunities we are creating through our product and marketing strategies and focus on operational excellence.

During the first quarter of 2021, we closed on the acquisition of the performance and lifestyle footwear business of Honeywell International Inc., which we refer to herein as the "Acquisition". We have incurred significant expenses associated with the Acquisition.

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

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on Form 10-K for the year ended December 31, 2021.

	Three Months Ended
	March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of goods sold	62.4	59.9
Gross margin	37.6	40.1
Operating expenses	29.7	32.6
Income from operations	7.9%	7.5%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$133,961	$59,235	$74,726	126.2%
Retail	28,626	23,986	4,640	19.3
Contract Manufacturing	4,438	4,446	(8)	(0.2)
Total Net Sales	$167,025	$87,667	$79,358	90.5%

Included in Wholesale net sales for the three months ended March 31, 2022 and 2021 were approximately $60.1 million and $5.5 million, respectively, of net sales attributed to the Acquired Brands. The increase in both our legacy and acquired brands is due to having a healthy inventory position and additional fulfillment capacity which allowed us to better capitalize on the market opportunities we are creating through our product and marketing strategies.

Included in Retail net sales for the three months ended March 31, 2022 and 2021 were approximately $4.3 and $1.0 million, respectively, of net sales attributed to the Acquired Brands. The increase in retail sales can be attributed to a strong growth in our Lehigh business in the first quarter of 2022 as businesses continued to re-open and get back to full capacity in the wake of the COVID-19 pandemic.

Contract Manufacturing sales remained flat in the first quarter of 2022 as we continued to fulfill our military contracts.

	Three Months Ended
	March 31,
($ in thousands)	2022	2021	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$48,259	$22,261	$25,998
Margin %	36.0%	37.6%	-1.6%
Retail Margin $'s	$13,848	$11,549	$2,299
Margin %	48.4%	48.1%	0.3%
Contract Manufacturing Margin $'s	$720	$1,329	$(609)
Margin %	16.2%	29.9%	-13.7%
Total Margin $'s	$62,827	$35,139	$27,688
Margin %	37.6%	40.1%	-2.5%

Wholesale gross margin decreased in the first quarter of 2022 compared to the prior year period due to increased capitalized manufacturing and sourcing costs, such as in-bound freight coupled with the delayed impact of our price increases.

Retail gross margin increased for the three months ended March 31, 2022 compared to the same period a year ago as our direct to consumer business accounted for a higher percentage of total retail sales, which carry higher margins.

Contract Manufacturing gross margin decreased in the first quarter of 2022 compared to the prior year period due to increased capitalized manufacturing costs as well as certain inefficiencies in our Puerto Rico manufacturing facility.

	Three Months Ended
	March 31,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$49,630	$28,558	$21,072	73.8%
% of Net Sales	29.7%	32.6%	-2.9%

On an adjusted basis to exclude acquisition related expenses of $1.0 million and $5.2 million, respectively, for the three months ended March 31, 2022 and 2021, operating expenses were $48.6 million and $23.4 million. The increase in operating expenses for the first quarter of 2022 compared to the first quarter 2021 was due to an increase in variable expenses tied to the sales increase. We also experienced higher logistics and fulfillment costs including temporary spending associated with the getting the new distribution center in Reno, Nevada fully operational.

	Three Months Ended
	March 31,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,951	$1,342	$609	45.4%
Effective Tax Rate	21.0%	23.0%	-2.0%

Due to our Acquisition, we estimate that our tax rate will decrease to 21.0% for the year ended December 31, 2022 based on our actual results and additional foreign tax credits as a result of the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facilities and other indebtedness.

During the three months ended March 31, 2022, our primary source of cash was from operations. During the three months ended March 31, 2021, our primary use of cash was to partly fund the Acquisition. Our working capital consists primarily of trade receivables and inventory, offset by debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $3.3 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.

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

Cash Flows

	Three Months Ended
	March 31,
($ in millions)	2022	2021
Operating activities	$13.8	$2.9
Investing activities	(1.2)	(208.2)
Financing activities	(3.5)	185.8
Net change in cash and cash equivalents	$9.1	$(19.5)

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2022 was primarily impacted by an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory. Cash provided by operating activities for the three months ended March 31, 2021 was primarily impacted by an increase in accounts payable and decrease in accounts receivable, partially offset by an increase in inventory.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2022 was primarily related the purchase of investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility. Cash used in investing activities for the three months ended March 31, 2021 was primarily to fund our Acquisition. See Note 4 for additional information regarding the Acquisition.

Financing Activities. Cash used in financing activities for three months ended March 31, 2022 was primarily related to payments on our revolving credit facility and dividends paid on common stock. Cash provided by financing activities for the three months ended March 31, 2021 was primarily related to proceeds from our term loan and revolving credit facility, partially offset by repayments on our revolving credit facility and debt issuance costs paid in connection with our recent Acquisition.

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

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (filed March 15, 2022), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk as disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have made the necessary and appropriate updates to our internal controls as it relates to financial reporting over our Acquired Brands, none of which were material. We are currently evaluating the  business processes, information technology systems, and other components over internal controls of financial reporting related to the Acquired Brands as a part of our integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Our shareholder repurchase program expired on March 4, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: May 9, 2022	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)