Form 10-Q
period 2022-06-30
ROCKY BRANDS, INC.
filed 2022-08-09
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 7,313,075 shares of the Registrant's Common Stock outstanding on July 31, 2022.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,	June 30,
	2022	2021	2021
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$5,802	$5,909	$8,358
Trade receivables – net	115,794	126,807	79,963
Contract receivables	-	1,062	2,017
Other receivables	224	242	235
Inventories – net	287,817	232,464	143,516
Income tax receivable	6,360	4,294	2,290
Prepaid expenses	5,216	4,507	4,772
Total current assets	421,213	375,285	241,151
LEASED ASSETS	10,376	11,428	2,626
PROPERTY, PLANT & EQUIPMENT – net	61,352	59,989	55,956
GOODWILL	50,246	50,641	48,375
IDENTIFIED INTANGIBLES – net	124,740	126,315	127,904
OTHER ASSETS	911	917	879
TOTAL ASSETS	$668,838	$624,575	$476,891

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$130,246	$114,632	$67,224
Contract liabilities	-	1,062	2,017
Current Portion of Long-Term Debt	3,250	3,250	3,250
Accrued expenses:
Salaries and wages	4,869	3,668	4,363
Taxes - other	1,674	849	536
Accrued freight	2,290	1,798	2,670
Commissions	1,428	2,447	1,068
Accrued duty	12,144	5,469	6,534
Accrued interest	2,705	2,133	2,197
Other	5,693	4,828	5,115
Total current liabilities	164,299	140,136	94,974
LONG-TERM DEBT	281,365	266,794	184,121
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	7,636	8,809	1,867
DEFERRED INCOME TAXES	10,293	10,293	8,272
DEFERRED LIABILITIES	609	519	392
TOTAL LIABILITIES	464,371	426,720	289,795
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2022 - 7,313,075; December 31, 2021 - 7,302,199; June 30, 2021 - 7,283,434	68,680	68,061	67,210
Retained earnings	135,787	129,794	119,886
Total shareholders' equity	204,467	197,855	187,096
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$668,838	$624,575	$476,891

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET SALES	$162,039	$131,602	$329,063	$219,268
COST OF GOODS SOLD	108,288	82,448	212,486	134,976
GROSS MARGIN	53,751	49,154	116,577	84,292

OPERATING EXPENSES	48,155	40,717	97,785	69,275

INCOME FROM OPERATIONS	5,596	8,437	18,792	15,017

INTEREST EXPENSE AND OTHER EXPENSES	(4,323)	(3,378)	(8,230)	(4,125)

INCOME BEFORE INCOME TAX EXPENSE	1,273	5,059	10,562	10,892

INCOME TAX EXPENSE	353	1,164	2,304	2,506

NET INCOME	$920	$3,895	$8,258	$8,386

INCOME PER SHARE
Basic	$0.13	$0.53	$1.13	$1.15
Diluted	$0.12	$0.52	$1.12	$1.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,313	7,283	7,310	7,271
Diluted	7,389	7,439	7,400	7,402

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2020	7,248	$65,971	-	$113,534	$179,505

SIX MONTHS ENDED JUNE 30, 2021
Net income				$4,492	$4,492
Dividends paid on common stock ($0.14 per share)				(1,015)	(1,015)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	31	$607		-	607
Stock compensation expense	2	278		-	278
BALANCE - March 31, 2021	7,281	$66,856	$-	$117,011	$183,867

Net income				$3,895	$3,895
Dividends paid on common stock ($0.14 per share)				(1,020)	(1,020)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	1	$24		-	24
Stock compensation expense	1	330		-	330
BALANCE - June 30, 2021	7,283	$67,210	$-	$119,886	$187,096

BALANCE - December 31, 2021	7,302	$68,061	-	$129,794	$197,855

SIX MONTHS ENDED JUNE 30, 2022
Net income				$7,338	$7,338
Dividends paid on common stock ($0.155 per share)				(1,133)	(1,133)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	7	$145		-	145
Stock compensation expense	2	248		-	248
BALANCE - March 31, 2022	$7,311	$68,454	$-	$135,999	$204,453

Net income				$920	$920
Dividends paid on common stock ($0.155 per share)				(1,132)	(1,132)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	-	-		-	-
Stock compensation expense	2	$226		-	226
BALANCE - June 30, 2022	7,313	$68,680	$-	$135,787	$204,467

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,258	$8,386
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,847	5,557
Amortization of debt issuance costs	427	249
Deferred income taxes	-	1
Loss on disposal of fixed assets	1	13
Stock compensation expense	474	608
Change in assets and liabilities:
Receivables	11,032	2,620
Contract receivables	1,062	3,153
Inventories	(54,958)	(23,487)
Other current assets	343	(1,254)
Other assets	6	(430)
Accounts payable	13,541	19,547
Accrued and other liabilities	8,528	(1,019)
Income taxes	(2,066)	636
Contract liabilities	(1,062)	(3,565)
Net cash (used in) provided by operating activities	(8,567)	11,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,565)	(9,757)
Acquisition of business, net of cash acquired	-	(206,970)
Net cash used in investing activities	(3,565)	(216,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	20,820	92,700
Repayments on revolving credit facility	(5,050)	(30,500)
Proceeds from term loan	-	130,000
Repayments on term loan	(1,625)	(813)
Debt issuance costs	-	(4,266)
Proceeds from stock options	145	631
Dividends paid on common stock	(2,265)	(2,035)
Net cash provided by financing activities	12,025	185,717

DECREASE IN CASH AND CASH EQUIVALENTS	(107)	(19,995)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	5,909	28,353
END OF PERIOD	$5,802	$8,358

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of normal and recurring nature. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2021 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2021, which includes all disclosures required by GAAP.

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, amounts due from employees (sales persons’ advances in excess of commissions earned and employee travel advances), other customer receivables, net of allowances, and expected insurance recoveries. The carrying amounts of our long-term credit facility and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our credit facilities is categorized as Level 2.

We hold assets and liabilities in a separate trust in connection with deferred compensation plans. The fair value of these assets is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

Through the Acquisition, we have greatly enhanced our portfolio of footwear brands and significantly increased our sales. We acquired a well-run business with a corporate culture and a customer base similar to ours, which provides meaningful growth opportunities within our existing product categories as well as an entry into new market segments. Its innovative and authentic product collections complement our existing offering with minimal overlap, which will allow us to strengthen our wholesale relationships and serve a wider consumer audience. At the same time, we plan to leverage our existing advanced fulfillment capabilities to improve distribution of the Acquired Brands to wholesale customers and accelerate direct-to-consumer penetration.

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

The Acquisition contributed net sales of $66.7 million and $50.7 million, respectively, for the three months ended June 30, 2022 and 2021, and net sales of $131.1 million and $57.2 million, respectively, to the unaudited condensed consolidated operating results for the six months ended June 30, 2022 and 2021. The Acquisition contributed net loss of $0.1 million and net income of $0.1 million, respectively, to the unaudited condensed consolidated operating results for the three months ended June 30, 2022 and 2021, and net income of $1.9 million and $0.7 million, respectively, to the unaudited condensed consolidated operating results for the six months ended June 30, 2022 and 2021.

Acquisition-related costs

Costs incurred to complete and integrate the Acquisition are expensed as incurred and included in "operating expenses" in the accompanying condensed consolidated statements of operations. During the three months ended June 30, 2022 and 2021, there were approximately $2.1 million and $2.3 million, respectively, of acquisition-related costs recognized. During the six months ended June 30, 2022 and 2021, there were approximately $3.2 million and $7.5 million, respectively, of acquisition-related costs recognized. These costs represent investment banking fees, legal and professional fees, transaction fees, integration costs, amortization, consulting fees and restructuring costs associated with the Acquisition.

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

(2) Fair value of finished goods inventories included a preliminary step up value of approximately $3.5 million, of which approximately $2.3 million and $2.6 million, respectively, was expensed during the three months and six months ended June 30, 2021, and are included in "Cost of Goods Sold" in the accompanying unaudited condensed consolidated statements of operations. The remaining $0.9 million was expensed during the year ended December 31, 2021 and as such there was no expense for the three or six months ended June 30, 2022.

(3) Goodwill consists largely of the acquired workforce, expected cost synergies and economies of scale resulting from the Acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of the future results of operations. The pro forma results presented below are adjusted for the removal of acquisition-related costs of approximately $2.1 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $3.2 million and $7.5 million, respectively, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amount)	2022	2021	2022	2021
Net sales	$162,039	$131,602	$329,063	$257,947
Net income	$2,548	$7,400	$10,730	$16,144
Diluted earnings per share	$0.34	$0.99	$1.45	$2.18

5. REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S., Canada, and internationally. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Under our Contract Manufacturing segment, we sell footwear under the Rocky label to the U.S. Military and manufacture private label footwear and other footwear as contracted by a customer.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  June 30, 2022. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	June 30,	December 31,	June 30,
($ in thousands)	2022	2021	2021
Contract liabilities	$-	$1,062	$2,017

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2021	$1,062
Non-cancelable contracts with customers entered into during the period	-
Revenue recognized related to non-cancelable contracts with customers during the period	(1,062)
Balance, June 30, 2022	$-

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 14 for segment disclosures.

6. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $2,618,000, $613,000 and $1,062,000 at June 30, 2022,  December 31, 2021 and  June 30, 2021, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $1,309,000, $1,670,000 and $2,057,000 at  June 30, 2022,  December 31, 2021 and  June 30, 2021, respectively.

7. INVENTORY

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2022	2021	2021
Raw materials	$22,214	$20,933	$22,105
Work-in-process	1,793	1,316	1,668
Finished goods	263,810	210,215	119,743
Total	$287,817	$232,464	$143,516

In accordance with ASC 606, the return reserve asset included within inventories was approximately $729,000, $902,000 and $955,000 at  June 30, 2022,  December 31, 2021 and  June 30, 2021, respectively.

8. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill arose from the Acquisition and largely consists of the workforce acquired, expected cost synergies and economies of scale resulting from the business combination. The amount of goodwill that is expected to be deductible for tax purposes is $49.4 million.

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

9. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
June 30, 2022
Trademarks
Wholesale (1)	$72,579	-	$72,579
Retail (2)	9,220	-	9,220
Patents	895	$815	80
Customer relationships (3)	46,900	4,039	42,861
Total Intangibles	$129,594	$4,854	$124,740

(1) $45.4 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(2) $6.3 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(3) Resulted from our Acquisition that occurred on March 15, 2021.

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2021
Trademarks
Wholesale (1)	$72,579	-	$72,579
Retail (2)	9,220	-	9,220
Patents	895	$804	91
Customer relationships (3)	46,900	2,475	44,425
Total Intangibles	$129,594	$3,279	$126,315

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
June 30, 2021
Trademarks
Wholesale (1)	$72,592	-	$72,592
Retail (2)	9,220	-	9,220
Patents	895	$791	104
Customer relationships (3)	46,900	912	45,988
Total Intangibles	$129,607	$1,703	$127,904

(1) $45.4 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(2) $6.3 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(3) Resulted from our Acquisition that occurred on March 15, 2021.

The weighted average life for our patents is 7.3 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2022	2021	2022	2021
Amortization expense	$788	$918	$1,575	$925

A schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2022	$1,574
2023	3,147
2024	3,143
2025	3,139
2026	3,136
2027	3,134
2028+	25,668

10.LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility ("Term Facility") with TCW Asset Management Company, LLC (TCW), as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provided for quarterly payments of principal and bore interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest will be assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 3.25, the effective interest rate will be SOFR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.25, the effective interest rate will be SOFR plus 6.50% (or at our option, Prime Rate plus 5.50%). The Term Facility also has a SOFR floor rate of 1.00%. In December 2021, the Term Facility was amended to increase the effective interest rate to LIBOR plus 7.00% until June 2022. In June 2022, we entered into a second amendment with TCW to further amend our Term Facility to consent to the modifications in our borrowing capacity under the ABL Facility as described below, and to adjust certain pricing and prepayment terms, among other things. The second amendment also modified the interest index whereas SOFR will be used to calculate interest rather than LIBOR. The effective interest rate was increased to SOFR plus 7.5% through November 2022.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The Term Facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. In December 2021, we amended our ABL Facility to temporarily increase our borrowing capacity from $150 million to $175 million through  June 10, 2022. In June 2022, we further amended our ABL Facility to temporarily increase our borrowing capacity by $25 million to $200 million through December 31, 2022, which thereafter will be reduced to $175 million. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  June 30, 2022, we had borrowing capacity of $38.2 million.

The ABL Facility is collateralized by a first-lien on accounts receivable, inventory, cash and related assets and a second-lien on substantially all other assets. The ABL Facility matures on March 15, 2026. Interest on the ABL Facility is based on the amount available to be borrowed as set forth on the following chart:

	Average Availability as a
Revolver Pricing Level (1)	Percentage of Commitments	Base Rate	Term SOFR Loan	Base Rate for FILO	Term SOFR FILO Loans
I	> 66.7%	0.00%	1.25%	0.50%	1.75%
II	>33.3% and < or equal to 66.7%	0.00%	1.50%	0.50%	2.00%
III	< or equal to 33.3%	0.25%	1.75%	0.75%	2.25%

(1) Until June 30, 2021, Tier II applied.

In connection with the Term Facility and ABL Facility, we had to pay certain fees that were capitalized and will be amortized over the life of each respective loan. In addition, the ABL Facility requires us to pay an annual collateral management fee in the amount of $75,000 due on each anniversary of the ABL Facility issuance date, until it matures.

Current and long-term debt consisted of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2022	2021	2021
Term Facility that matures in 2026 with an effective interest rate of 9.06%, 8.00% and 8.00% as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively	$125,938	$127,563	$129,188
ABL Facility that matures in 2026:
LIBOR borrowings with an effective interest rate of 3.88%, 1.88% and 1.63% June 30, 2022, December 31, 2021 and June 30, 2021, respectively	155,726	140,000	40,000
Prime borrowings with an effective interest rate of 5.00%, 3.50% and 3.25% as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively	6,115	6,072	22,200
Total debt	287,779	273,635	191,388
Less: Unamortized debt issuance costs	(3,164)	(3,591)	(4,017)
Total debt, net of debt issuance costs	284,615	270,044	187,371
Less: Debt maturing within one year	(3,250)	(3,250)	(3,250)
Long-term debt	$281,365	$266,794	$184,121

Credit Facility Covenants

The Term Facility contains restrictive covenants which requires us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. We are in compliance with all credit facility covenants as of June 30, 2022, December 31, 2021 and  June 30, 2021.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the three and six months ended June 30, 2022 and 2021, there were no triggering events and the covenant was not in effect.

Both the Term Facility and the ABL Facility contain restrictions on the amount of dividend payments.

11. TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2018
Various U.S. States	2017
Puerto Rico (U.S. Territory)	2017
Canada	2018
China	2019
Mexico	2021
United Kingdom	2021
Australia	2021

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and six months ended June 30, 2022 and 2021. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rates for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Effective Tax Rate	27.7%	23.0%	21.8%	23.0%

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in thousands)	2022	2021	2022	2021

Basic - weighted average shares outstanding	7,313	7,283	7,310	7,271
Dilutive stock options	76	156	90	131
Diluted - weighted average shares outstanding	7,389	7,439	7,400	7,402
Anti-dilutive securities	104	25	299	25

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended
	June 30,
($ in thousands)	2022	2021

Interest paid	$4,566	$1,625

Federal, state, and local income taxes paid, net	$4,047	$5,771

Change in contract receivables, net	$1,062	$3,153

Change in contract liabilities, net	$(1,062)	$(3,565)

Property, plant, and equipment purchases in accounts payable	$(2,073)	$855

Working capital true-up related to acquired business	$-	$5,835

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

We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing. Our Wholesale segment includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail segment includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2022	2021	2022	2021
NET SALES:
Wholesale	$131,155	$101,142	$265,116	$160,261
Retail	26,015	22,344	54,641	46,328
Contract Manufacturing	4,869	8,116	9,306	12,679
Total Net Sales	$162,039	$131,602	$329,063	$219,268

GROSS MARGIN:
Wholesale	$40,509	$36,291	$88,768	$58,530
Retail	12,730	11,094	26,578	22,643
Contract Manufacturing	512	1,769	1,231	3,119
Total Gross Margin	$53,751	$49,154	$116,577	$84,292

15. GAIN CONTINGENCY

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. associated with the Acquired Brands during 2021 and 2022. As a result of the misclassification of HTS codes we have paid duties in excess of the required amount. We are in the process of filing multiple post summary corrections with U.S. Customs to seek refunds of duties paid in excess of the correct HTS codes. As of June 30, 2022, we have the potential to recover the total amount of overpaid duties resulting in a potential refund of approximately $6.8 million. We are accounting for these post summary corrections as a gain contingency, and, as such have not recorded these potential refunds within the accompanying balance sheet due to uncertainty of collection. Any refunds received will be recognized as a reduction to the cost of goods sold when and if the refunds are received.

16. RESTRUCTURING CHARGES

In June 2022, we completed a cost savings review aimed at operating efficiencies to better position us for profitable growth. Following the integration of the Acquired Brands after the Acquisition, we identified a number of operational synergies and cost savings opportunities, including a reduction in workforce. We recorded restructuring costs of approximately $1.2 million included in operating expenses in the accompanying unaudited condensed consolidated operating results for the three months ended June 30, 2022.

During the six months ended June 30, 2022, the following activity was recorded:

Employee Severance, Benefits and
($ in thousands)	Related Costs
Accrued expenses, March 31, 2022	-
Restructuring charges	$1,201
Cash payments	(100)
Accrued expenses, June 30, 2022	$1,101

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the second quarter of 2022, we experienced strong demand for our brands which led to growth across our Wholesale and Retail segments and throughout our diverse mix of distribution channels including western, work, farm and ranch, outdoor, and family retail.  The combination of a healthy inventory position and additional fulfillment capacity allowed us to better capitalize on the market opportunities we are creating through our product and focus on operational excellence.

During the first quarter of 2021, we closed on the acquisition of the performance and lifestyle footwear business of Honeywell International Inc. We have incurred significant expenses associated with the Acquisition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.8	62.6	64.6	61.6
Gross margin	33.2	37.4	35.4	38.4
Operating expenses	29.7	30.9	29.7	31.6
Income from operations	3.5%	6.5%	5.7%	6.8%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended
	June 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$131,155	$101,142	$30,013	29.7%
Retail	26,015	22,344	3,671	16.4
Contract Manufacturing	4,869	8,116	(3,247)	(40.0)
Total Net Sales	$162,039	$131,602	$30,437	23.1%

Included in Wholesale net sales for the three months ended June 30, 2022 and 2021 were approximately $61.9 million and $46.9 million, respectively, of net sales attributed to the Acquired Brands. The increases in both our legacy and Acquired Brands were due to increased demand supported by a healthy inventory position and additional fulfillment capacity which allowed us to better capitalize on the market opportunities we are creating through our product and marketing strategies.

Included in Retail net sales for the three months ended June 30, 2022 and 2021 were approximately $4.8 million and $3.8 million, respectively, of net sales attributed to the Acquired Brands. The increases in Retail sales were attributable to a strong growth in our Lehigh business in the second quarter of 2022 as businesses continued to re-open and get back to full capacity in the wake of the COVID-19 pandemic.

Contract Manufacturing sales decreased in the second quarter of 2022 due to expiring contracts with the U.S. Military.

	Three Months Ended
	June 30,
($ in thousands)	2022	2021	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$40,509	$36,291	$4,218
Margin %	30.9%	35.9%	-5.0%
Retail Margin $'s	$12,730	$11,094	$1,636
Margin %	48.9%	49.7%	-0.7%
Contract Manufacturing Margin $'s	$512	$1,769	$(1,257)
Margin %	10.5%	21.8%	-11.3%
Total Margin $'s	$53,751	$49,154	$4,597
Margin %	33.2%	37.4%	-4.2%

Wholesale gross margin decreased in the second quarter of 2022 compared to the prior year period due to an increase in product costs, inbound freight costs and other shipping and logistics costs. Excluding $1.6 million of duties paid in excess of the correct HTS code for which we are seeking multiple post summary corrections (see Note 15), Wholesale gross margins would have been 32.1% for the three months ended June 30, 2022.

Retail gross margin decreased for the three months ended June 30, 2022 compared to the same period a year ago due to increased product costs and freight costs.

Contract Manufacturing gross margin decreased in the second quarter of 2022 compared to the prior year period due to increased product costs, as well as increased labor costs at our Puerto Rico manufacturing facility.

	Three Months Ended
	June 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$48,155	$40,717	$7,438	18.3%
% of Net Sales	29.7%	30.9%	-1.2%

The increase in operating expenses for the second quarter of 2022 compared to the second quarter 2021 was due to an increase in outbound freight and increased variable expenses tied to the sales increase. Excluding Acquisition related costs, including restructuring costs of $2.1 million and Acquisition related costs of $2.3 million, respectively, the adjusted operating expenses for the three months ended June 30, 2022 and 2021, were $46.0 million and $38.5 million.

	Three Months Ended
	June 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$353	$1,164	$(811)	-69.7%
Effective Tax Rate	27.7%	23.0%	4.7%

The effective tax rate increased in the second quarter of 2022 compared to the same year ago period due to an increase in our projected tax rate for the year ended December 31, 2022 which is estimated to be 21.8%

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended
	June 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$265,116	$160,261	$104,855	65.4%
Retail	54,641	46,328	8,313	17.9
Contract Manufacturing	9,306	12,679	(3,373)	(26.6)
Total Net Sales	$329,063	$219,268	$109,795	50.1%

Included in Wholesale net sales for the six months ended June 30, 2022 and 2021 were approximately $122.0 million and $52.4 million, respectively, of net sales attributed to the Acquired Brands. The increase in both our legacy and Acquired Brands was due to increased demand supported by a healthy inventory position and additional fulfillment capacity which allowed us to better capitalize on the market opportunities we are creating through our product and marketing strategies.

Included in Retail net sales for the six months ended June 30, 2022 and 2021 were approximately $9.1 million and $4.8 million, respectively, of net sales attributed to the Acquired Brands. The increase in Retail sales was partially attributable to a strong growth in our Lehigh business in the first half of 2022 as businesses continued to re-open and get back to full capacity in the wake of the COVID-19 pandemic. Our ecommerce business also increased sales in the first half of 2022.

Contract Manufacturing sales decreased in the first half of 2022 as contracts with the U.S. Military expired.

	Six Months Ended
	June 30,
($ in thousands)	2022	2021	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$88,768	$58,530	$30,238
Margin %	33.5%	36.5%	-3.0%
Retail Margin $'s	$26,578	$22,643	$3,935
Margin %	48.6%	48.9%	-0.3%
Contract Manufacturing Margin $'s	$1,231	$3,119	$(1,888)
Margin %	13.2%	24.6%	-11.4%
Total Margin $'s	$116,577	$84,292	$32,285
Margin %	35.4%	38.4%	-3.0%

Wholesale gross margin decreased in the first half of 2022 compared to the prior year period due to an increased capitalized manufacturing and sourcing costs including inbound freight costs and other shipping and logistics costs. Excluding $3.2 million of duties paid in excess of the correct HTS code for which we are seeking multiple post summary corrections (see Note 15), wholesale gross margins would have been 34.7% for the six months ended June 30, 2022.

Retail gross margin decreased for the six months ended June 30, 2022 compared to the same period a year ago due to increased product costs and freight costs.

Contract Manufacturing gross margin decreased in the first half of 2022 compared to the prior year period due to increased product costs as well as increased labor costs in our Puerto Rico manufacturing facility.

	Six Months Ended
	June 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$97,785	$69,275	$28,510	41.2%
% of Net Sales	29.7%	31.6%	-1.9%

The increase in operating expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to an increase in variable expenses tied to the sales increase. We also experienced higher logistics and fulfillment costs including temporary spending associated with the opening of the new distribution center in Reno, Nevada. Excluding Acquisition related costs including restructuring costs of $3.2 million and Acquisition related expenses of $7.5 million, respectively, for the six months ended June 30, 2022 and 2021, on an adjusted basis, operating expenses were $94.6 million and $61.8 million.

	Six Months Ended
	June 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$2,304	$2,506	$(202)	-8.1%
Effective Tax Rate	21.8%	23.0%	-1.2%

We estimate that our tax rate will decrease to 21.8% for the year ended December 31, 2022 based on our actual results and additional foreign tax credits as a result of the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facilities and other indebtedness.

During the six months ended June 30, 2022, our primary source of cash from borrowings under our credit facilities. Our working capital consists primarily of trade receivables and inventory, offset by debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $5.5 million and $10.6 million for the six months ended June 30, 2022 and 2021, respectively.

We lease certain machinery, one shoe center, distribution centers in Lancaster, Ohio, Reno, Nevada and manufacturing facilities under operating leases that generally provide for renewal options.

We believe that our ABL Facility, coupled with cash generated from operations will provide sufficient liquidity to fund our operations and debt obligations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility see Note 10.

Cash Flows

	Six Months Ended
	June 30,
($ in millions)	2022	2021
Operating activities	$(8.6)	$11.0
Investing activities	(3.5)	(216.7)
Financing activities	12.0	185.7
Net change in cash and cash equivalents	$(0.1)	$(20.0)

Operating Activities. Cash used in operating activities for the six months ended June 30, 2022 was primarily used to purchase inventories. Cash provided by operations for the six months ended June 30, 2021 was primarily impacted by an increase in accounts payable and accrued liabilities, offset by an increase in inventory.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2022 was primarily related the purchase of investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility. Cash used in investing activities for the six months ended June 30, 2021 was primarily to fund our Acquisition. See Note 4 for additional information regarding the Acquisition.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2022 was primarily related to proceeds on our revolving credit facility. Cash provided by financing activities for the six months ended June 30, 2021 was primarily related to proceeds from our revolving credit facility and term credit facility.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (filed March 15, 2022) and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (filed May 9, 2022), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have made the necessary and appropriate updates to our internal controls as it relates to financial reporting over our Acquired Brands, none of which were material.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Our shareholder repurchase program expired on March 4, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1***	Second Amendment to ABL Loan and Security Agreement, dated June 8, 2022, between the Company, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 6, 2022 and filed on June 10, 2022).

10.2***	Second Amendment to Term Loan and Security Agreement, dated June 8, 2022, between the Company, TCW Asset Management Company, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 6, 2022 and filed on June 10, 2022).

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

*** Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any omitted schedules or exhibits upon request of the U.S. Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 9, 2022	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)