Form 10-Q
period 2022-09-30
ROCKY BRANDS, INC.
filed 2022-11-08
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 7,326,411 shares of the Registrant's Common Stock outstanding on October 31, 2022.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,	September 30,
	2022	2021	2021
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$7,277	$5,909	$12,918
Trade receivables – net	118,193	126,807	80,677
Contract receivables	-	1,062	1,899
Other receivables	490	242	211
Inventories – net	265,082	232,464	202,199
Income tax receivable	1,633	4,294	4,220
Prepaid expenses	4,360	4,507	7,438
Total current assets	397,035	375,285	309,562
LEASED ASSETS	9,971	11,428	2,833
PROPERTY, PLANT & EQUIPMENT – net	60,271	59,989	57,190
GOODWILL	50,246	50,641	49,169
IDENTIFIED INTANGIBLES – net	122,552	126,315	127,116
OTHER ASSETS	878	917	952
TOTAL ASSETS	$640,953	$624,575	$546,822

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$101,683	$114,632	$85,100
Contract liabilities	-	1,062	1,899
Current Portion of Long-Term Debt	3,250	3,250	3,250
Accrued expenses:
Salaries and wages	3,667	3,668	6,409
Taxes – other	1,784	849	585
Accrued freight	3,842	1,798	3,796
Commissions	1,619	2,447	898
Accrued duty	8,051	5,469	5,243
Accrued interest	2,314	2,133	2,216
Other	5,486	4,828	4,956
Total current liabilities	131,696	140,136	114,352
LONG-TERM DEBT	281,515	266,794	235,506
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	7,394	8,809	1,980
DEFERRED INCOME TAXES	10,293	10,293	8,271
DEFERRED LIABILITIES	558	519	503
TOTAL LIABILITIES	431,625	426,720	360,781
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2022 - 7,322,232; December 31, 2021 - 7,302,199; September 30, 2021 - 7,295,435	68,986	68,061	67,662
Retained earnings	140,342	129,794	118,379
Total shareholders' equity	209,328	197,855	186,041
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$640,953	$624,575	$546,822

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET SALES	$147,486	$125,507	$476,549	$344,776
COST OF GOODS SOLD	95,556	78,546	308,042	213,522
GROSS MARGIN	51,930	46,961	168,507	131,254

OPERATING EXPENSES	40,305	44,208	138,089	113,483

INCOME FROM OPERATIONS	11,625	2,753	30,418	17,771

INTEREST AND OTHER EXPENSES	(4,181)	(3,241)	(12,411)	(7,366)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	7,444	(488)	18,007	10,405

INCOME TAX EXPENSE (BENEFIT)	1,753	(113)	4,057	2,393

NET INCOME (LOSS)	$5,691	$(375)	$13,950	$8,012

INCOME (LOSS) PER SHARE
Basic	$0.78	$(0.05)	$1.91	$1.10
Diluted	$0.77	$(0.05)	$1.89	$1.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,319	7,370	7,313	7,304
Diluted	7,349	7,370	7,382	7,436

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2020	7,248	$65,971	-	$113,534	$179,505

NINE MONTHS ENDED SEPTEMBER 30, 2021
Net income				$4,492	$4,492
Dividends paid on common stock ($0.14 per share)				(1,015)	(1,015)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	31	$607		-	607
Stock compensation expense	2	278		-	278
BALANCE - March 31, 2021	7,281	$66,856	$-	$117,011	$183,867

Net income				$3,895	$3,895
Dividends paid on common stock ($0.14 per share)				(1,020)	(1,020)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	1	$24		-	24
Stock compensation expense	1	330		-	330
BALANCE - June 30, 2021	7,283	$67,210	$-	$119,886	$187,096

Net loss				$(375)	$(375)
Dividends paid on common stock ($0.155 per share)				(1,132)	(1,132)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	9	$125		-	125
Stock compensation expense	3	327		-	327
BALANCE - September 30, 2021	7,295	$67,662	$-	$118,379	$186,041

BALANCE - December 31, 2021	7,302	$68,061	-	$129,794	$197,855

NINE MONTHS ENDED SEPTEMBER 30, 2022
Net income				$7,338	$7,338
Dividends paid on common stock ($0.155 per share)				(1,133)	(1,133)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	7	$145		-	145
Stock compensation expense	2	248		-	248
BALANCE - March 31, 2022	7,311	$68,454	$-	$135,999	$204,453

Net income				$920	$920
Dividends paid on common stock ($0.155 per share)				(1,132)	(1,132)
Repurchase of common stock	-	-			-
Stock issued for options exercised, including tax benefits	-	$-		-	-
Stock compensation expense	2	226		-	226
BALANCE - June 30, 2022	7,313	$68,680	$-	$135,787	$204,467

Net income				$5,691	$5,691
Dividends paid on common stock ($0.155 per share)				(1,136)	(1,136)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	7	79		-	79
Stock compensation expense	2	$227		-	227
BALANCE - September 30, 2022	7,322	$68,986	$-	$140,342	$209,328

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,950	$8,012
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,759	8,232
Amortization of debt issuance costs	640	462
Provision for bad debts	1,935	90
(Gain) Loss on disposal of assets	(1,174)	12
Stock compensation expense	701	935
Change in assets and liabilities:
Receivables	6,719	4,129
Contract receivables	1,062	3,272
Inventories	(34,667)	(83,642)
Other current assets	1,604	(4,127)
Other assets	39	(504)
Accounts payable	(14,690)	41,082
Accrued and other liabilities	4,195	2,482
Income taxes	2,661	(5,239)
Contract liabilities	(1,062)	(3,684)
Net cash used in operating activities	(9,328)	(28,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,677)	(15,860)
Acquisition of business, net of cash acquired	-	(206,970)
Proceeds from the sale of assets	5,469	-
Net cash used in investing activities	(208)	(222,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	30,531	144,685
Repayments on revolving credit facility	(11,013)	(30,500)
Proceeds from term loan	-	130,000
Repayments on term loan	(5,437)	(1,625)
Debt issuance costs	-	(4,266)
Proceeds from stock options	224	756
Dividends paid on common stock	(3,401)	(3,167)
Net cash provided by financing activities	10,904	235,883

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,368	(15,435)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	5,909	28,353
END OF PERIOD	$7,277	$12,918

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, The Original Muck Boot Company ("Muck"), XTRATUF, Servus and Ranger. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military and western. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of normal and recurring nature. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2021 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2021, which includes all disclosures required by GAAP.

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

On March 15, 2021 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. Upon a final agreement of net working capital as of the Acquisition Date, we owed Honeywell an additional $5.4 million. The Acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 11 for information regarding the two new credit facilities.

The Acquisition expanded our brand portfolio to include Muck, XTRATUF, Servus, NEOS and Ranger brands (the "Acquired Brands"). We acquired 100% of the voting interests of certain subsidiaries and additional assets comprising the performance and lifestyle footwear business of Honeywell with the Acquisition. On September 30, 2022, we completed the sale of the NEOS brand and the related assets. See Note 5 - Asset Sale for additional information.

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

The Acquisition contributed net sales of $62.0 million and $37.2 million, respectively, for the three months ended September 30, 2022 and 2021, and net sales of $193.2 million and $94.4 million, respectively, to the unaudited condensed consolidated operating results for the nine months ended September 30, 2022 and 2021. The Acquisition contributed net income of $1.9 million and net loss of $3.8 million, respectively, to the unaudited condensed consolidated operating results for the three months ended September 30, 2022 and 2021, and net income of $3.8 million and net loss of $3.1 million, respectively, to the unaudited condensed consolidated operating results for the nine months ended September 30, 2022 and 2021.

Acquisition-related costs

Costs incurred to complete and integrate the Acquisition are expensed as incurred and included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended September 30, 2022 and 2021, there were approximately $0.8 million and $2.9 million, respectively, of acquisition-related costs recognized. During the nine months ended September 30, 2022 and 2021, there were approximately $2.7 million and $10.3 million, respectively, of acquisition-related costs recognized. These acquisition-related costs represent investment banking fees, legal and professional fees, transaction fees, integration costs, amortization, consulting fees and restructuring costs associated with the Acquisition.

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

(2) Fair value of finished goods inventories included a preliminary step up value of approximately $3.5 million, of which approximately $0.9 million and $3.5 million, respectively, was expensed during the three months and nine months ended September 30, 2021, and are included in costs of goods solds in the accompanying unaudited condensed consolidated statements of operations.

(3) Goodwill consists largely of the acquired workforce, expected cost synergies and economies of scale resulting from the Acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of the future results of operations. The pro forma results presented below are adjusted for the removal of acquisition-related costs of approximately $0.8 million and $2.9 million, for the three months ended September 30, 2022 and 2021, respectively, and approximately $2.7 million and $10.3 million, respectively, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amount)	2022	2021	2022	2021
Net sales	$147,486	$125,507	$476,549	$383,454
Net income	$6,289	$2,517	$16,075	$22,620
Diluted earnings per share	$0.86	$0.34	$2.18	$3.04

5. ASSET SALE

On September 30, 2022, we completed the sale of the NEOS brand and related assets to certain entities controlled by SureWerx pursuant to terms of an asset purchase agreement dated September 30, 2022. Total consideration for this transaction was approximately $5.8 million, of which $5.5 million was received at closing. The remaining $0.3 million was deposited in escrow and shall be managed and paid out in accordance with the terms of the asset purchase agreement and the escrow agreement. The sale of NEOS brand included the sale of inventory, fixed assets, customer relationships, tradenames, all of which related to our Wholesale segment. This transaction resulted in the sale of inventory of approximately $3.6 million recorded in net sales and approximately $2.4 million recorded in costs of goods sold in the accompanying condensed consolidated Statement of Operations for the three and nine months ended September 30, 2022. Fixed assets, customer relationships and tradenames sold in connection with the sale of NEOS resulted in reduction of operating expenses of approximately $0.7 million recorded in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

6. REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over ten thousand retail store locations in the U.S., Canada, and internationally. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Under our Contract Manufacturing segment, we sell footwear under the Rocky label to the U.S. Military and manufacture private label footwear and other footwear as contracted by customers.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  September 30, 2022. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

When a right of return is part of the arrangement with the customer, we estimate the expected returns based on an analysis using historical data. We adjust our estimate either when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed, whichever occurs earlier. See Note 7 and Note 8 for additional information.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	September 30,	December 31,	September 30,
($ in thousands)	2022	2021	2021
Contract liabilities	$-	$1,062	$1,899

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2021	$1,062
Non-cancelable contracts with customers entered into during the period	-
Revenue recognized related to non-cancelable contracts with customers during the period	(1,062)
Balance, September 30, 2022	$-

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 15 for segment disclosures.

7. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $2,548,000, $613,000 and $332,000 at September 30, 2022,  December 31, 2021 and  September 30, 2021, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $2,204,000, $1,670,000 and $1,583,000 at  September 30, 2022,  December 31, 2021 and  September 30, 2021, respectively.

8. INVENTORY

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2022	2021	2021
Raw materials	$18,959	$20,933	$23,639
Work-in-process	1,412	1,316	1,760
Finished goods	244,711	210,215	176,800
Total	$265,082	$232,464	$202,199

In accordance with ASC 606, the return reserve allowance included within inventories was approximately $1,192,000, $902,000 and $647,000 at  September 30, 2022,  December 31, 2021 and  September 30, 2021, respectively.

9. GOODWILL

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

We may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. We would not be required to quantitatively determine the fair value of goodwill unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projection and operating plans. We perform our annual testing for goodwill at the beginning of the fourth quarter of each fiscal year.

10. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
September 30, 2022
Trademarks
Wholesale (1)	$71,981	-	$71,981
Retail (2)	9,220	-	9,220
Patents	895	$821	74
Customer relationships (3)	46,006	4,729	41,277
Total Intangibles	$128,102	$5,550	$122,552

(1) $45.4 million of the total resulted from our Acquisition that occurred on March 15, 2021. NEOS trademarks were reduced from approximately $0.6 million to zero at September 30, 2022 as a result of the sale of the NEOS brand (see Note 5).

(2) $6.3 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(3) Resulted from our Acquisition that occurred on March 15, 2021. Customer relationships relating to the NEOS brand of approximately $0.9 million and related amortization of approximately $0.1 million was reduced to zero at  September 30, 2022 as a result of the sale of the NEOS brand (see Note 5).

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

(3) Resulted from our Acquisition that occurred on March 15, 2021.

The weighted average life for our patents is 7.2 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2022	2021	2022	2021
Amortization expense	$788	$788	$2,362	$1,713

A schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31, is as follows:

Amortization
($ in thousands)	Expense
2022	$770
2023	3,011
2024	3,074
2025	3,070
2026	3,067
2027	3,064
2028+	25,295

11.LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility ("Term Facility") with TCW Asset Management Company, LLC (TCW), as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provided for quarterly payments of principal and bore interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest will be assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 3.50, the effective interest rate will be SOFR plus 7.50% (or at our option, Prime Rate plus 6.50%). If our total leverage ratio is less than 3.50 but greater than 3.00, the effective interest rate will be SOFR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.00, the effective interest rate will be SOFR plus 6.50% (or at our option, Prime Rate plus 5.50%). The Term Facility also has a SOFR floor rate of 1.00%. In June 2022, we entered into a second amendment with TCW to further amend our Term Facility to consent to the modifications in our borrowing capacity under the ABL Facility as described below, and to adjust certain pricing and prepayment terms, among other things. The second amendment also modified the interest index whereas SOFR will be used to calculate interest rather than LIBOR. The effective interest rate was increased to SOFR plus 7.50% through November 2022. In November 2022, the Term Facility was amended to increase the effective interest rate to LIBOR plus 7.00% until June 2023 and to provide certain EBITDA adjustments with respect to financial covenants, among other things.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The Term Facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. In June 2022, we further amended our ABL Facility to temporarily increase our borrowing capacity by $25 million to $200 million through December 31, 2022, which thereafter will be reduced to $175 million. In November 2022, we entered into a third amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenants. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  September 30, 2022, we had borrowing capacity of $34.3 million.

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

Current and long-term debt consisted of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2022	2021	2021
Term Facility that matures in 2026 with an effective interest rate of 9.06%, 8.00% and 7.50% as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively	$122,125	$127,563	$128,375
ABL Facility that matures in 2026:
LIBOR borrowings with an effective interest rate of 5.52%, 1.88% and 1.63% September 30, 2022, December 31, 2021 and September 30, 2021, respectively	162,839	140,000	110,000
Prime borrowings with an effective interest rate of 6.50%, 3.50% and 3.25% as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively	2,752	6,072	4,185
Total debt	287,716	273,635	242,560
Less: Unamortized debt issuance costs	(2,951)	(3,591)	(3,804)
Total debt, net of debt issuance costs	284,765	270,044	238,756
Less: Debt maturing within one year	(3,250)	(3,250)	(3,250)
Long-term debt	$281,515	$266,794	$235,506

Credit Facility Covenants

The Term Facility contains restrictive covenants which require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. We are in compliance with all credit facility covenants as of September 30, 2022, December 31, 2021 and  September 30, 2021.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the three and nine months ended September 30, 2022 and 2021, there were no triggering events and the covenant was not in effect.

Both the Term Facility and the ABL Facility contain restrictions on the amount of dividend payments.

12. TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2018
Various U.S. States	2017
Puerto Rico (U.S. Territory)	2017
Canada	2018
China	2019
Mexico	2021
United Kingdom	2021
Australia	2021

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and nine months ended September 30, 2022 and 2021. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rates for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Effective Tax Rate	23.5%	23.2%	22.5%	23.0%

13. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in thousands)	2022	2021	2022	2021

Basic - weighted average shares outstanding	7,319	7,370	7,313	7,304
Dilutive stock options	30	-(1)	69	132
Diluted - weighted average shares outstanding	7,349	7,370(2)	7,382	7,436
Anti-dilutive securities	236	25	117	25

(1) Due to a loss for the period, zero dilutive stock options are included because the effect would be antidilutive.

(2) Due to a loss for the period, zero dilutive stock options are included because the effect would be antidilutive.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended
	September 30,
($ in thousands)	2022	2021

Interest paid	$11,625	$4,736

Federal, state, and local income taxes paid, net	$4,191	$7,591

Change in contract receivables, net	$1,062	$3,272

Change in contract liabilities, net	$(1,062)	$(3,684)

Property, plant, and equipment purchases in accounts payable	$1,742	$2,129

Working capital true-up related to acquired business	$-	$5,374

15. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing. Our Wholesale segment includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail segment includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky outlet store, and Lehigh businesses. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2022	2021	2022	2021
NET SALES:
Wholesale	$120,742	$95,980	$385,858	$256,242
Retail	23,429	21,840	78,070	68,168
Contract Manufacturing	3,315	7,687	12,621	20,366
Total Net Sales	$147,486	$125,507	$476,549	$344,776

GROSS MARGIN:
Wholesale	$40,007	$34,609	$128,775	$93,139
Retail	11,413	10,907	37,991	33,551
Contract Manufacturing	510	1,445	1,741	4,564
Total Gross Margin	$51,930	$46,961	$168,507	$131,254

16. GAIN CONTINGENCY

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. associated with the Acquired Brands during 2021 and 2022. As a result of the misclassification of HTS codes we have paid duties in excess of the required amount. We are in the process of filing multiple post summary corrections with U.S. Customs to seek refunds of duties paid in excess of the correct HTS codes. As of September 30, 2022, we have the potential to recover the total amount of overpaid duties resulting in a potential refund of approximately $7.7 million. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying unaudited condensed consolidated balance sheet due to uncertainty of collection. Any refunds received will be recognized as a reduction to the cost of goods sold when and if the refunds are received.

17. RESTRUCTURING CHARGES

In June 2022, we completed a cost savings review aimed at operating efficiencies to better position us for profitable growth. Following the integration of the Acquired Brands, we identified a number of operational synergies and cost savings opportunities, including a reduction in workforce.

During the three months ended September 30, 2022, the following activity was recorded:

Employee Severance, Benefits and
($ in thousands)	Related Costs
Accrued expenses, July 1, 2022	$1,101
Restructuring charges	-
Cash payments	(553)
Accrued expenses, September 30, 2022	$548

During the nine months ended September 30, 2022, the following activity was recorded:

Employee Severance, Benefits and
($ in thousands)	Related Costs
Accrued expenses, January 1, 2022	-
Restructuring charges	$1,201
Cash payments	(653)
Accrued expenses, September 30, 2022	$548

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the third quarter of 2022, we experienced strong sales growth for our brands and saw a decrease in gross margin compared to the year ago period due to rising product costs and shipping expenses. Operating expenses decreased in the third quarter 2022 due to a decrease in our discretionary spending and increased efficiencies at our distribution centers. The combination of increased sales and a decrease in operating costs has allowed us to better capitalize on the market opportunities we are creating through our product and focus on continued operational excellence.

We also completed the sale of the NEOS brand during the third quarter 2022. The sale of NEOS inventory is recorded within net sales and cost of goods sold within the Statement of Operations for the three and nine months ended September 30, 2022. The gain on sale of the all other NEOS assets is recorded as a reduction of operating expenses within the Statement of Operations for the three and nine months ended September 30, 2022.

During the first quarter of 2021, we closed on the Acquisition of the performance and lifestyle footwear business of Honeywell International Inc. We have incurred significant expenses associated with the Acquisition for the three and nine months ended September 30, 2022 and 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.8	62.6	64.6	61.9
Gross margin	35.2	37.4	35.4	38.1
Operating expenses	27.3	35.2	29.0	32.9
Income from operations	7.9%	2.2%	6.4%	5.2%

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

	Three Months Ended
	September 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$120,742	$95,980	$24,762	25.8%
Retail	23,429	21,840	1,589	7.3
Contract Manufacturing	3,315	7,687	(4,372)	(56.9)
Total Net Sales	$147,486	$125,507	$21,979	17.5%

Included in Wholesale net sales for the three months ended September 30, 2022 was approximately $3.6 million of sales related to the sale of the NEOS inventory. The increase in net sales on an adjusted basis is due to increased demand supported by a healthy inventory position.

The increases in Retail sales was attributable to a strong growth in our Lehigh business in the third quarter of 2022 in both existing accounts and new accounts as businesses continued to re-open and get back to full capacity in the wake of the COVID-19 pandemic.

Contract Manufacturing sales decreased in the third quarter of 2022 due to the expiration of certain contracts with the U.S. Military.

	Three Months Ended
	September 30,
($ in thousands)	2022	2021	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$40,007	$34,609	$5,398
Margin %	33.1%	36.1%	-3.0%
Retail Margin $'s	$11,413	$10,907	$506
Margin %	48.7%	49.9%	-1.2%
Contract Manufacturing Margin $'s	$510	$1,445	$(935)
Margin %	15.4%	18.8%	-3.4%
Total Margin $'s	$51,930	$46,961	$4,969
Margin %	35.2%	37.4%	-2.2%

Excluding $1.1 million of gross margin relating to the sale of NEOS inventory and $1.4 million of duties paid in excess of the correct HTS code (see Note 16), Wholesale gross margins in the third quarter of 2022 were 34.4%. Excluding $0.8 million inventory purchase accounting adjustment, Wholesale gross margin for the third quarter 2021 were 38.1%. The decrease in gross margin was due to an increase in product costs, inbound freight and logistics costs.

Retail gross margin decreased for the three months ended September 30, 2022 compared to the same period a year ago due to increased product costs and freight costs.

Contract Manufacturing gross margin decreased in the third quarter of 2022 compared to the prior year period due to increased product costs.

	Three Months Ended
	September 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$40,305	$44,208	$(3,903)	-8.8%
% of Net Sales	27.3%	35.2%	-7.9%

On an adjusted based to exclude $0.8 million of acquisition-related amortization and expenses relating to the disposition of assets, operating expenses were $39.5 million and 27.4% of adjusted net sales for the three months ended September 30, 2022. On an adjusted basis to exclude $2.9 million acquisition-related integration and amortization costs, operating expenses were $41.3 million and 32.9% of adjusted net sales for the three months ended September 30, 2021. The decrease in operating expenses was due to a decrease in discretionary spending and increased efficiencies at our distribution centers.

	Three Months Ended
	September 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,753	$(113)	$1,866	1651.3%
Effective Tax Rate	23.5%	23.2%	0.3%

The effective tax rate increased in the third quarter of 2022 compared to the same year ago period due to an increase in our projected tax rate for the year ended December 31, 2022 which is estimated to be 22.5%.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended
	September 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$385,858	$256,242	$129,616	50.6%
Retail	78,070	68,168	9,902	14.5
Contract Manufacturing	12,621	20,366	(7,745)	(38.0)
Total Net Sales	$476,549	$344,776	$131,773	38.2%

Included in Wholesale net sales for the nine months ended September 30, 2022 was approximately $3.6 million of sales related to the sale of the NEOS inventory. The increase in net sales on an adjusted based was due to increased demand supported by a healthy inventory position.

The increase in Retail sales was partially attributable to a strong growth in our Lehigh business in the first three quarters of 2022 as businesses continued to re-open and get back to full capacity in the wake of the COVID-19 pandemic. Our e-commerce business also increased sales in the first three quarters of 2022.

Contract Manufacturing sales decreased in the first three quarters of 2022 due to the expiration of certain contracts with the U.S. Military.

	Nine Months Ended
	September 30,
($ in thousands)	2022	2021	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$128,775	$93,139	$35,636
Margin %	33.4%	36.3%	-2.9%
Retail Margin $'s	$37,991	$33,551	$4,440
Margin %	48.7%	49.2%	-0.5%
Contract Manufacturing Margin $'s	$1,741	$4,564	$(2,823)
Margin %	13.8%	22.4%	-8.6%
Total Margin $'s	$168,507	$131,254	$37,253
Margin %	35.4%	38.1%	-2.7%

Excluding $1.1 million of gross margin relating to the sale of NEOS inventory and $4.7 million of duties paid in excess of the correct HTS code (see Note 16), Wholesale gross margins in the third quarter of 2022 was 34.6%. Excluding $3.5 million inventory purchase accounting adjustment, Wholesale gross margin for the third quarter 2021 was 39.1%. The decrease in gross margin was due to an increase in product costs, inbound freight costs and logistics costs.

Retail gross margin decreased for the nine months ended September 30, 2022 compared to the same period a year ago due to increased product costs and freight costs.

Contract Manufacturing gross margin decreased in the nine months ended September 30, 2022 compared to the prior year period due to increased product costs.

	Nine Months Ended
	September 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$138,089	$113,483	$24,606	21.7%
% of Net Sales	29.0%	32.9%	-3.9%

On an adjusted basis to exclude $4.0 million of acquisition-related integration expenses and amortization, restructuring costs and expenses related to the disposition of assets, operating expenses were $134.1 million and 28.4% of adjusted net sales for the nine months ended September 30, 2022. On an adjusted basis to exclude $10.3 million a cquisition-related integration and amortization costs, operating expenses were $103.1 million and 29.9% of adjusted net sales for the nine months ended September 30, 2021. The decrease in operating expenses as a percent of net sales was due to a decrease in discretionary spending and increased efficiencies at our distribution centers.

	Nine Months Ended
	September 30,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$4,057	$2,393	$1,664	69.5%
Effective Tax Rate	22.5%	23.0%	-0.5%

We estimate that our tax rate will decrease to 22.5% for the year ended December 31, 2022 based on our actual results and additional foreign tax credits as a result of the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facilities.

During the nine months ended September 30, 2022, our primary source of cash was from borrowings under our credit facilities. Our working capital consists primarily of trade receivables and inventory, offset by debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $7.4 million and $13.9 million for the nine months ended September 30, 2022 and 2021, respectively.

We lease certain machinery, one shoe center, distribution centers in Lancaster, Ohio, Reno, Nevada and manufacturing facilities under operating leases that generally provide for renewal options.

We believe that our ABL Facility, coupled with cash generated from operations will provide sufficient liquidity to fund our operations and debt obligations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility see Note 11.

Cash Flows

	Nine Months Ended
	September 30,
($ in millions)	2022	2021
Operating activities	$(9.3)	$(28.5)
Investing activities	(0.2)	(222.8)
Financing activities	10.9	235.9
Net change in cash and cash equivalents	$1.4	$(15.4)

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2022 was primarily used to purchase inventories and to pay down accounts payable. Cash used in operating activities for the nine months ended September 30, 2021 was primarily used to purchase inventories, partially offset by an increase in accounts payable.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2022 was primarily related to the purchase of equipment associated with our manufacturing operations, for upgrades to information technology and for improvements to our distribution facility, partially offset by the proceeds from the sale of the NEOS brand (see Note 5). Cash used in investing activities for the nine months ended September 30, 2021 was used to fund the Acquisition. See Note 4 for additional information regarding the Acquisition.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2022 was primarily related to proceeds from our revolving credit facility. Cash provided by financing activities for the nine months ended September 30, 2021 was primarily related to proceeds from our term credit facility and revolving credit facility.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (filed March 15, 2022) and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 (filed May 9, 2022), and June 30, 2022 (filed August 9, 2022), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have made the necessary and appropriate updates to our internal controls as it relates to financial reporting over our Acquired Brands, none of which were material.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Our shareholder repurchase program expired on March 4, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1***	Third Amendment to ABL Loan and Security Agreement, dated November 2, 2022, between the Company, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 2, 2022 and filed on November 3, 2022).

10.2***	Third Amendment to Term Loan and Security Agreement, dated November 2, 2022, between the Company, TCW Asset Management Company, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 2, 2022 and filed on November 3, 2022).

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

ROCKY BRANDS, INC.

Date: November 8, 2022	By:	/s/THOMAS D. ROBERTSON
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)