Form 10-K
period 2022-12-31
ROCKY BRANDS, INC.
filed 2023-03-10
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $233,451,724 on June 30, 2022.

There were 7,346,250 shares of the registrant's Common Stock outstanding on February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

PART I

ITEM 1. BUSINESS.

All references to "we," "us," "our," "Rocky Brands," or the "Company" in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, The Original Muck Boot Company ("Muck"), XTRATUF, Servus, Ranger and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional, and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military, and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $26.00 for our value priced products to $520.00 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

On January 24, 2021, we entered into a Purchase Agreement (the "Purchase Agreement") with certain subsidiaries of Honeywell International Inc. (collectively, "Honeywell"), to purchase Honeywell's performance and lifestyle footwear business, including brand names, trademarks, assets and liabilities associated with Honeywell's performance and lifestyle footwear business (the "Acquisition").

On March 15, 2021 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. Upon a final agreement of net working capital as of the Acquisition Date, we owed Honeywell an additional $5.4 million. The Acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 9 of our Consolidated Financial Statements of the Consolidated Financial Statements for information regarding the two new credit facilities.

The Acquisition expanded our brand portfolio to include Muck, XTRATUF, Servus, Ranger, and NEOS brands (the "Acquired Brands"). We acquired 100% of the voting interests of certain subsidiaries and additional assets comprising the performance and lifestyle footwear business of Honeywell with the Acquisition. See Note 3 of the Consolidated Financial Statements for more information regarding the Acquisition. On September 30, 2022, we completed the sale of the NEOS brand and related assets. See Note 4 of our Consolidated Financial Statements for additional information.

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

Each of our reporting segments continue to employ consistent accounting policies. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S. and Canada as well as in several international markets. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our Retail business includes direct sales of our products to consumers through our business-to-business web platform, e-commerce websites, third party marketplaces and our Outdoor Gear Store. Contract Manufacturing includes sales to the U.S. military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 18 of our Consolidated Financial Statements for further information.

Competitive Strengths

Our competitive strengths include:

●

Strong portfolio of brands. We believe the Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Servus, Ranger and Michelin brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, western, duty, commercial military and military. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our own brands.

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

●

Diverse product sourcing and manufacturing capabilities. We believe our strategy of utilizing both company operated and third-party facilities for the sourcing of our products offers several advantages. Operating our own facilities significantly improves our knowledge of the entire production process, which allows us to more efficiently source product from third parties that is of the highest quality and at the lowest cost available. We intend to continue to source a higher proportion of our products from third-party manufacturers, which we believe will enable us to obtain high quality products at lower costs per unit.

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

●

Increases in our Lehigh business. We believe that our business-to-business CustomFit platform has ample opportunity to grow as we continue to pursue large manufacturers, distributors, and other companies who are reliant on safety footwear programs. We feel that diversifying our product lines and continuing to provide an easy, no hassle approach to purchasing will allow us to expand within the market.

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

●

Outdoor. Our outdoor product lines consist of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping and hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace. Our outdoor product lines consist of all-season sport/hunting and fishing footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoor enthusiasts comfortable on rugged terrain or in extreme weather conditions.

●

Duty. Our duty product line consists of footwear products marketed to law enforcement, security personnel and postal employees who are required to spend a majority of their time at work on their feet. All of our duty footwear styles are designed to be comfortable, flexible, lightweight, slip resistant and durable. Duty footwear is generally designed to fit as part of a uniform and typically incorporates stylistic features, such as black leather uppers in addition to the comfort features that are incorporated in all of our footwear products.

●

U.S. Military. Our U.S. military product line consists of footwear products designed specifically for U.S. military personnel.  These footwear products are designed and manufactured to meet rigorous specification requirements, which include lightweight, durable, waterproof footwear products manufactured in the U.S.A. The U.S. military products are marketed under the Rocky brand name.

Our products are marketed under nine well-recognized, proprietary brands, Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Ranger and Servus, in addition to the licensed brand Michelin.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our six target markets and offer our products at a range of suggested U.S. retail price points: $38.00 to $405.00 for our footwear products; and $17.00 to $160.00 for our apparel and accessory lines.

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

We have also introduced western influenced work boots for farmers and ranchers. Most of these products are waterproof, insulated and utilize our proprietary comfort systems. In addition, we have introduced men’s and women’s casual western footwear for consumers enamored with western influenced fashion.

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work footwear. Georgia Boot footwear is sold at suggested U.S. retail price points ranging from $76.00 to $292.00. This line of products primarily targets construction workers and those who work in industrial plants where special safety features are required for hazardous work environments. Many of our boots incorporate safety toes or metatarsal guards to protect wearers’ feet from heavy objects and non-slip outsoles to prevent slip related injuries in the workplace. All of our boots are designed to help prevent injury and subsequent work loss and are designed according to standards determined by the Occupational Safety & Health Administration or other standards required by employers.

In addition, we market a line of Georgia Boot footwear to brand loyal consumers for farming, ranch work and other outdoor activities. These products are primarily all leather boots distributed through rural areas that allow us to incorporate other technical features to provide all day comfort for long days outside.

Durango

Durango Boots was established in 1966 and manufactures premium western footwear for men, women and kids. Over the last 50 years, Durango has earned a reputation for building authentic western boots using exceptional materials and innovative constructions. Our current line of Durango products is offered at suggested U.S. retail price points ranging from $79.00 to $480.00. Our brand portfolio categories include work-western, farm and ranch, western-performance, premium exotics, fashion-forward and casual wear.

Many of our western products are marketed to core western and aspirational western consumers who have an affinity and loyalty to the western lifestyle. Such products include high-performance technologies that include our patented Dually Shank System which provides twice the torsion stability and midfoot support and various footbeds that offer flexibility, comfort and support for immediate gratification.

Lehigh

The Lehigh brand was established in 1922 as a high quality line of occupational safety footwear that later expanded into a full service program offering. While still manufacturing and selling branded core product, the brand primarily focuses on providing managed programs to corporations that require and provide a subsidy to their employees to wear safety footwear. Most of the footwear incorporates a protective toe and can include a metatarsal guard, puncture-resistant plate, slip-resistant outsole and special materials to combat caustic substances. Lehigh offers an extensive selection of styles to fit any work environment and has a wide range of customer accounts in the industrial, hospitality and healthcare industries. The Lehigh brand line of safety shoes has suggested U.S. retail price points ranging from $29.00 to $520.00.

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested U.S. retail prices for the Michelin brand are from $157.00 to $192.00. The license agreement for the Michelin brand expires on December 31, 2025, with the option to renew.

The Original Muck Boot Company

The Original Muck Boot Company (Muck) was founded in 1999 and has pioneered the premium rubber and neoprene boot category by delivering high quality, innovative, weatherproof and comfortable products. Our current line of Muck footwear products is offered at suggested U.S. retail price points ranging from $55.00 to $270.00. Through widespread consumer validation in the farm, agriculture, hunt and equestrian segments, Muck has been able to expand to new segments such as outdoor, gardening, industrial and general work, as well as to new regions such as the U.K., Norway and Germany to reach new consumers who have adopted the brand and its offerings.  Both new and existing consumer groups have welcomed line extensions from the brand as the total catalog expands beyond its core offering into premium leather and other new footwear categories.

XTRATUF

XTRATUF is a leading outfitter in the commercial, sport and recreational fishing segment, having provided fishermen with capable, comfortable and reliable footwear for use in the harshest conditions for over 60 years. With roots in Alaska and continued widespread use by those who live there, the XTRATUF brand has been able to expand to other regions throughout North America and most recently in the U.K. and Japan. Fueled by the strong growth in the outdoor segment, the brand has been adopted by non-fishermen seeking quality, functional footwear. Our current line of XTRATUF footwear products is offered at suggested U.S. retail price points ranging from $45.00 to $245.00.

Servus

Servus boots date back to the 1920s and today the brand is known for its reliable PVC footwear made for wet and hazardous working conditions. Primarily sold to industrial and work users throughout North America, the Servus brand is a staple in our portfolio of brands. With a substantial percentage of the line manufactured in our own facility in Rock Island, Illinois and other North American locations, the brand is positioned to offer great value to end consumers.  Our current line of Servus footwear products is offered at suggested U.S. retail price points ranging from $26.00 to $145.00.

Ranger

Ranger serves two primary user segments: outdoor recreation and industrial/work.  Ranger products consist of a focused range of pac-boots, rubber boots, waders, hip-boots and over-boots that are built for wet and cold weather and provide exceptional comfort and function at a value price. Our current line of Ranger footwear products is offered at suggested U.S. retail price points ranging from $66.00 to $100.00.

Sales and Distribution

Our products are distributed through three distinct business segments: Wholesale, Retail and Contract Manufacturing. See Note 18 of our Consolidated Financial Statements for more information regarding our three business segments.

Wholesale

In the U.S., we distribute Rocky, Georgia Boot, Durango, Muck, XTRATUF, Servus, Ranger and Michelin products through a wide range of wholesale distribution channels. As of December 31, 2022, our products were offered for sale at over 10,000 retail locations in the U.S. and Canada.

Through our dedicated in-house sales team we sell to wholesale accounts in the U.S. through the use of a dedicated in-house sales team, exclusive, as well as independent sales representatives who carry our branded products and other non-competing products. Our sales force is organized around major accounts, including Boot Barn, Tractor Supply Company and Dick’s Sporting Goods, and around our target markets: outdoor, work, duty, commercial military, and western. Our sales force is organized around brands, regions and customers in order to target a broad range of distribution channels. All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our Wholesale distribution channels vary by market:

●	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, online retailers, catalogs and mass merchants.

●	Our work-related products are sold primarily through work related retailers, farm and ranch stores, specialty safety stores, independent shoe stores, hardware stores and online retailers.

●	Our duty products are sold primarily through uniform stores, catalog specialists and online retailers.

●	Our commercial military products are sold primarily through base exchanges such as AAFES and consumer e-commerce websites.

●	Our western products are sold through western stores, work stores, specialty farm and ranch stores, online retailers and more recently, fashion-oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies:

●	Lehigh business-to-business including direct sales and through our Custom Fit websites;

●	Consumer e-commerce websites and third-party marketplaces; and

●	Our stores, which include our outdoor gear store and our retail store.

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

Outdoor Gear and Retail Stores

We operate the Outdoor Gear Store in Nelsonville, Ohio. Our outdoor gear store primarily sells first quality or discontinued products in addition to a limited amount of factory damaged goods. Related products from other manufacturers are also sold in the store. Our outdoor gear store allows us to showcase the breadth of our product lines as well as to cost-effectively sell slow-moving inventory. Our outdoor gear store also provides an opportunity to interact with consumers to better understand their needs.

Lehigh’s successful continued focus on converting our customers from delivery via our mobile and retail stores to purchasing via our Custom Fit sites and delivery direct has led to the continued reduction of the mobile and retail stores in the past several years. As of December 31, 2022, our only remaining retail store is located at The Puget Sound Naval Base.

Contract Manufacturing

While we are focused on continuing to build our Wholesale and Retail business, we also actively bid, from time to time, on eligible footwear contracts with the U.S. military. In addition to contracts with the U.S. military, we also bid on private label contracts. Our sales under such contracts are dependent on us winning the bids for these contracts.

In 2022, we fulfilled several multiyear contracts for the U.S. military. We will continue to actively bid on U.S. military contracts.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we operate in the Dominican Republic, Puerto Rico, Chuzhou, China and Rock Island, Illinois, and source footwear, apparel and accessories from third-party facilities in China, Vietnam, Dominican Republic and Mexico. Our facilities in Chuzhou and Rock Island were acquired through the Acquisition. We do not have long-term contracts with any of our third-party manufacturers. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process, which enables us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available, as well as reduce our lead times. In addition, our Puerto Rico and Rock Island facilities allow us to produce footwear for the U.S. military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the U.S.

Our products are primarily distributed in the U.S., Canada, U.K. and other international markets, mainly in Europe. We ship our products from our finished goods distribution facilities located in Ohio and Nevada. As a result of the Acquisition, we also utilize a third-party distribution center in Canada. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. military sales, which are shipped directly from our manufacturing facility in Puerto Rico. Net sales to foreign countries represented approximately 6.2% of net sales in 2022 and 6.9% of net sales in 2021.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Chuzhou, China. In addition, we utilize an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $12.6 million at December 31, 2022, of which approximately $4.6 million resides in the Dominican Republic and approximately $8.0 million resides in China.

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

Intellectual Property

We rely on a combination of our trademarks, patents, trade dress, and other intellectual property rights, as well as contractual provisions to protect our brands, product designs, technology, marketing materials, and other proprietary research and development, although no such methods can afford complete protection. We own numerous design and utility patents for footwear and footwear components (such as insoles and outsoles) in the U.S. and in several countries where our products are sold or manufactured, including China. We own numerous U.S. and foreign registrations for the trademarks used in our business, including our major brands Rocky, Georgia Boot, Durango, and Lehigh. We also acquired various patents and trademark registrations through the Acquisition, including the brands Muck, XTRATUF, Servus and Ranger. In addition, we license the use of third party trademarks, including Gore-Tex and Michelin, in order to market our products.

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

Human Capital

At December 31, 2022, we had approximately 2,500 employees of which approximately 2,490 are full time employees. Approximately 1,900 of our employees work in our manufacturing facilities in the Dominican Republic, Puerto Rico, Rock Island, Illinois and Chuzhou, China. We believe our relations with our employees are in good standing.

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

Available Information

As required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we file annual, quarterly and current reports proxy statements and other information with the Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains information about issuers, like us, who file electronic reports with the SEC. The address of the SEC’s website is www.sec.gov. In addition, we make available free of charge on our corporate website, www.rockybrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part of this report.

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

Our recent acquisition of the performance and lifestyle footwear business of certain subsidiaries of Honeywell International Inc. carries certain inherent risks, and we may not be able to successfully achieve anticipated synergies, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Acquisition that closed on March 15, 2021 involved inherent risks and we still face certain inherent risks such as:

●	The potential loss of key personnel from the acquired business, our potential inability to achieve identified financial, operating and other synergies anticipated to result from the acquisition;

●	changes in economic conditions; and

●	potential unknown liabilities associated with the acquired business.

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

A majority of our products are produced in the Dominican Republic, Vietnam, and China. Therefore, our business is subject to certain risks of doing business offshore including:

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

Our contracts with the U.S. military subject our business to unique risks. In 2022, 2.3% of our revenues were earned pursuant to U.S. military contracts. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks. The U.S. military may modify, curtail or choose not to renew one or more of our contracts. In addition, funding pursuant to our U.S. military contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints and/or changes in U.S. military strategy. Our contracts with the U.S. military are fixed-price contracts. While fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or losses if we are unable to achieve estimated costs reductions. The U.S. military provides preference on contract bids to small businesses and our current company structure classifies us as a large business which could have an effect on our ability to be awarded new contracts in the future.

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

Our outdoor and insulated products are seasonal and sales of such products are sensitive to weather conditions.

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

We require our third-party manufacturers to meet our standards for working conditions and other matters before we are willing to place business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third-party manufacturers or their respective business practices. If one of our third-party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. Similarly, if one or more of our third-party manufacturers violate applicable environmental or other laws and regulations, we could suffer an interruption in our product supply. In addition, such actions by a manufacturer could result in negative publicity and may damage our reputation and the value of our brand and discourage retail customers and consumers from buying our products.

The growth of our business will be dependent upon the availability of adequate capital.

The growth of our business will depend on the availability of adequate capital, which in turn will depend largely on cash flow generated by our business and the availability of equity and debt financing. We cannot assure that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all. Our credit facilities contain provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Security interests in substantially all of our assets, which may further limit our access to certain capital markets or lending sources, secure our obligations under our credit facilities. Moreover, the actual availability of funds under our credit facilities is limited to specified percentages of our eligible inventory and accounts receivable. Accordingly, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our credit facilities. As a result, we may not be able to finance our current expansion plans.

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

An increase in interest rates under our credit facilities would adversely affect our financial results, as our loan agreements provide for adjustments in our interest rates based on changes to the Secured Overnight Financing Rate (SOFR) and/or the prime rate.

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

We currently manufacture a portion of our products, and we may not be able to do so in the future, at costs that are competitive with those of competitors who source their goods.

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

We own U.S. registrations for many our trademarks, trade names and designs, including such marks as Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Servus and Ranger. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks. Over time, we have increased distribution of our goods in several foreign countries. Accordingly, we have applied for trademark registrations in a number of these countries. We intend to enforce our trademarks and trade names against unauthorized use by third parties.

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

The current political climate has introduced greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. We source products from manufacturers located outside of the U.S., primarily in China, and Vietnam. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, opportunities for growth may be curtailed by our compliance capabilities or reputational harm and the potential liability for security breaches may increase. We are also subject to U.S. and international data privacy and cybersecurity laws and regulations, which may impose fines and penalties for noncompliance and may have an adverse effect on our operations. For example, the European Union’s General Data Protection Regulation (the "GDPR"), which became effective in May 2018, extends the scope of the European Union’s data protection laws to all companies processing data of European Union residents, regardless of our location, and imposes significant new requirements on how we collect, processes and transfer personal data.

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

Public health crises, such as the outbreak of the coronavirus (COVID-19), could cause disruption to the Company’s manufacturers and suppliers located in China, Vietnam and elsewhere. If our manufacturers and suppliers are so affected, our supply chain could be disrupted causing our product shipments to be delayed. In addition, a public health crises could negatively impact our consumer spending in impacted regions or globally, which could materially adversely affect our business, financial condition, and results of operation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own the following properties as of December 31, 2022:

Purpose	Location	Square Footage	Utilized Segments
Executive Office	Nelsonville, Ohio	24,400	Wholesale, Retail, Contract Manufacturing
Executive Office and Outdoor Gear Store	Nelsonville, Ohio	52,300	Wholesale and Retail
Executive Office	Nelsonville, Ohio	7,200	Wholesale and Retail
Distribution Center	Logan, Ohio	275,000	Wholesale, Retail, Contract Manufacturing
Manufacturing Facility	Chuzhou, China	576,000	Wholesale and Retail

We lease the following properties as of December 31, 2022:

Purpose	Location	Square Footage	Utilized Segments	Lease Expiration
Office Building	China	5,600	Wholesale and Retail	2024
Office Building	Westwood, Massachusetts	16,500	Wholesale and Retail	2022
Distribution Center	Reno, Nevada	355,680	Wholesale, Retail, Contract Manufacturing	2026
Distribution Center	Lancaster, Ohio	60,100	Wholesale, Retail, Contract Manufacturing	2023
Manufacturing Facility	Puerto Rico	84,600	Wholesale and Contract Manufacturing	2027
Manufacturing Facility	Puerto Rico	22,700	Wholesale and Contract Manufacturing	2027
Manufacturing Facility	Rock Island, Illinois	45,000	Wholesale and Retail	2026
Manufacturing Facility	Dominican Republic	29,700	Wholesale and Contract Manufacturing	2023
Manufacturing Facility	Dominican Republic	34,400	Wholesale and Contract Manufacturing	2023
Manufacturing Facility	Dominican Republic	20,100	Wholesale and Contract Manufacturing	2023
Manufacturing Facility	Dominican Republic	93,700	Wholesale and Contract Manufacturing	2024
Manufacturing Facility	Dominican Republic	36,200	Wholesale and Contract Manufacturing	2024
Manufacturing Facility	Dominican Republic	17,400	Wholesale and Contract Manufacturing	2026
Manufacturing Facility	Dominican Republic	17,900	Wholesale and Contract Manufacturing	2026

ITEM 3. LEGAL PROCEEDINGS.

We are, from time to time, a party to litigation which arises in the normal course of our business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of these proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity. A discussion of legal matters is found in Note 20 of our Consolidated Financial Statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "RCKY."

As of February 28, 2023, there were 70 shareholders of record of our common stock.

Dividends

 In 2013, our Board of Directors approved a dividend policy pursuant to which the Company intends to continue paying comparable cash dividends on its common stock.

Share Repurchases

On March 8, 2021, we announced a $7,500,000 share repurchase program, which expired on March 4, 2022. There has not been an announcement for a new repurchase program since the prior program’s expiration in March 2022, and there have been no purchases of common stock since the repurchase program was expired and not renewed.

 Performance Graph

The following performance graph compares our cumulative shareholder return on our common shares with the NASDAQ Composite Index and the Standard & Poor's Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested in our common stock on December 31, 2017 and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor's Footwear Index and that all dividends were reinvested. This comparison includes the period ended December 31, 2017 through the period ended December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2022 and 2021, and our capital resources and liquidity as of December 31, 2022 and 2021. A discussion of the changes in our results of operations between the years ended December 31, 2021 and December 31, 2020 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022, which is available free of charge on the SEC's website at https://www.sec.gov/edgar/search/ and our corporate website (www.rockybrands.com). Use of the terms "Rocky Brands," the "Company," "we," "us" and "our" in this discussion refer to Rocky Brands, Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last two years (including the trends in the overall business), followed by a discussion of our cash flows and liquidity, our credit facilities, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our Consolidated Financial Statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

EXECUTIVE OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Servus, Ranger and the licensed brand Michelin.

On January 24, 2021, we entered into a Purchase Agreement (the "Purchase Agreement") with certain subsidiaries of Honeywell International Inc. (collectively, "Honeywell"), to purchase Honeywell's performance and lifestyle footwear business, including brand names, trademarks, assets and liabilities associated with Honeywell's performance and lifestyle footwear business (the "Acquisition") for an aggregate purchase price of $212 million. We closed on the Acquisition on March 15, 2021 for preliminary aggregate closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. Upon a final agreement of net working capital as of the Acquisition Date, we owed Honeywell an additional $5.4 million. The Acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 9 for information regarding the two new credit facilities. On September 30, 2022, we completed the sale of the NEOS brand and related assets. See Note 4 for additional information.

The Acquisition expanded our brand portfolio to include Muck, XTRATUF, Servus, Ranger and NEOS brands (the "Acquired Brands").

Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military, and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $26.00 for our value priced products to $520.00 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands

Our products are distributed through three distinct business segments: Wholesale, Retail and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., Canada, U.K., and other international markets such as Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our Retail business includes direct sales of our products to consumers through our business to business web platform, e-commerce websites, third party marketplaces and our Rocky Outdoor Gear Store. Our contract manufacturing segment includes sales to the U.S. military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

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

Operating expenses. Our operating expenses consist primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, depreciation, amortization, professional fees, software licensing fees, facility expenses, bank charges, warehouse and outbound freight expenses. We also incurred significant operating expenses and acquisition amortization and restructuring costs associated with the Acquisition during the twelve months ended December 31, 2022.

Percentage of Net Sales

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Twelve Months Ended
	December 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of goods sold	63.4	62.2
Gross margin	36.6	37.8
Operating expenses	29.4	30.8
Income from operations	7.2%	7.0%

Results of Operations

December 31, 2022 Compared to Year Ended December 31, 2021

	Twelve Months Ended
	December 31,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$484,779	$391,070	$93,709	24.0%
Retail	115,354	94,658	20,696	21.9
Contract Manufacturing	15,342	28,499	(13,157)	(46.2)
Total Net Sales	$615,475	$514,227	$101,248	19.7%

Included in Wholesale net sales for the twelve months ended December 31, 2022 is $216.9 million of net sales attributed to the Acquired Brands and $3.6 million of inventory net sales related to the divestiture of the NEOS brand during the third quarter of 2022. Included in Wholesale net sales for the twelve months ended December 31, 2021 is $160.0 million of net sales attributed to the Acquired Brands. Adjusted Wholesale net sales for the year ended December 31, 2022 to exclude the divestiture of the NEOS brand is $481.2 million.  Wholesale sales increased due to strong demand for our products as consumers continued to respond favorably to our recent product introductions and we were able to capitalize on our strong inventory position which allowed us to gain additional market share and shelf space.

Included in Retail net sales for the twelve months ended December 31, 2022 and 2021 is $25.9 and $17.6 million, respectively, of net sales attributed to the Acquired Brands. Retail sales increased due to strong growth in our direct to consumer e-Commerce and marketplace businesses during the year as well as growth in our Lehigh business-to-business platform. We have increased our targeted marketing efforts and brand awareness, which led to increased traffic on our branded websites.

Contract Manufacturing net sales decreased due to the expiring contracts with the U.S. military during the twelve months ended December 31, 2022.

	Twelve Months Ended
	December 31,
($ in thousands)	2022	2021	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$165,059	$140,166	$24,893
Margin %	34.0%	35.8%	-1.8%
Retail Margin $'s	$57,817	$47,792	$10,025
Margin %	50.1%	50.5%	-0.4%
Contract Manufacturing Margin $'s	$2,343	$6,578	$(4,235)
Margin %	15.3%	23.1%	-7.8%
Total Margin $'s	$225,219	$194,536	$30,683
Margin %	36.6%	37.8%	-1.2%

Excluding $1.1 million of gross margin and sales relating to the divestiture of the NEOS brand, Wholesale gross margins were 34.1% for the year ended December 31, 2022. On an adjusted basis, excluding a one-time inventory fair value adjustment associated with the Acquisition of $3.5 million, Wholesale gross margins were 36.7% for the year ended December 31, 2021. The decrease in margin is mainly attributable to increased shipping and freight costs.

Retail gross margins decreased due to increased product costs and freight costs for the year ended December 31, 2022.

Contract Manufacturing gross margin decreased for the year ended 2022 compared to 2021 due to increased product costs. Gross margin also decreased due to the expiration of certain contracts with the U.S. military during the twelve months ended December 31, 2022.

	Twelve Months Ended
	December 31,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$181,181	$158,564	$22,617	14.3%
% of Net Sales	29.4%	30.8%	-1.4%

Excluding $5.7 million of Acquisition-related amortization and integration costs, restructuring costs and disposition of assets in 2022 and $11.9 million in Acquisition-related amortization and integration expenses in 2021, adjusted operating expenses were $175.5 million or 28.7% of adjusted net sales in the current year and $146.6 million or 28.5% of net sales in the prior year. The decrease in operating expenses as a percentage of net sales was driven primarily by a decrease in discretionary spending and improved distribution center efficiencies compared with the year ago period.

	Twelve Months Ended
	December 31,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST AND OTHER EXPENSES:
Other Expense	$(18,270)	$(10,603)	$(7,667)	72.3%

Other expenses increased due to higher interest rates on outstanding borrowings on both our senior term loan and credit facility.

	Twelve Months Ended
	December 31,
($ in thousands)	2022	2021	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$5,303	$4,810	$493	10.2%
Effective Tax Rate	20.6%	19.0%	1.6%

The effective tax rate for the year ended December 31, 2022 increased primarily due to the one-time benefit received for the year ending December 31, 2021 arising from the release of valuation allowances on state net operating losses and an increase in foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facilities.

Over the last several years, our principal uses of cash have been for working capital and capital expenditures to support our growth, as well as dividend payments and share repurchases. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We historically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility could fluctuate significantly throughout the year. Our working capital increased to $244.8 million at December 31, 2022, compared to $235.1 million at the end of the prior year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $7.3 million for 2022 and $25.8 million in 2021. Capital expenditures for 2023 are anticipated to be approximately $7.1 million.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are outlined in further detail in Note 10 of our Consolidated Financial Statements

We believe that our credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facilities please se e No te 9. Refer to Note 3 of our Consolidated Financial  Statements for additional information regarding our recent Acquisition.

Cash Flows and Material Cash Requirements

	Twelve Months Ended
	December 31,
($ in millions)	2022	2021
Operating activities	$19.1	$(54.9)
Investing activities	(1.2)	(233.5)
Financing activities	(18.1)	265.9
Net change in cash and cash equivalents	$(0.2)	$(22.5)

Operating Activities. Our operating activities during 2022 mainly consisted of proceeds from operations offset by a decrease in accounts payable. The principal use of net cash in 2021 was increased inventories and accounts receivable, partially offset by increased accounts payable.

Investing Activities. The principal use of net cash in 2022 was related to investments in molds and equipment associated with our manufacturing operations, investments in information technology and improvements made to our distribution facility. The principal use of net cash in 2021 was to fund the Acquisition.

Financing Activities. The principal use of our net cash during 2022 was payments on the term loan. During 2021, financing activities mainly consisted of proceeds from and payments on the revolving credit facility and term loan. Both debt facilities were incurred to fund the Acquisition and other working capital requirements.

On March 8, 2021, we announced a new $7,500,000 share repurchase program, which expired on March 4, 2022. For additional information regarding this share repurchase program, see Note 13 of our Consolidated Financial Statements. There has not been an announcement for a new repurchase program since the expiration of the prior program in March 2022.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2022 resulting from financial contracts and commitments. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months). The following table does not include information on our recurring purchases of materials for in our manufacturing operations.

Contractual Obligations at December 31, 2022:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt (Note 9)	$259.6	$3.3	$6.5	$249.8	-
Long-Term Taxes payable	0.2	-	-	0.2	-
Minimum operating lease commitments (Note 10)	14.3	3.2	6.0	5.1	-
Contract Liabilities (Note 16)	-	-	-	-	-
Consulting commitments	0.5	0.5	-	-	-
Total contractual obligations	$274.6	$7.0	$12.5	$255.1	-

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2022, no such losses existed.

Our ongoing business activities continue to be subject to compliance with various laws, rules and regulations as may be issued and enforced by various federal, state and local agencies. With respect to environmental matters, costs are incurred pertaining to regulatory compliance. Such costs have not been, and are not anticipated to become, material.

We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. See Note 20 of our Consolidated Financial Statements for further discussion of legal matters. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities, also known as "Variable Interest Entities." Additionally, we do not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements, which is incorporated by reference into this MD&A, describes the significant accounting policies and estimates we use in our Consolidated Financial Statements.

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

Revenue recognition

Revenue principally consists of sales to customers, and, to a lesser extent, license fees. See Note 16 of our Consolidated Financial Statements for additional information regarding revenues.

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

Sales returns and allowances as a percentage of sales for the years ended December 31, 2022 and 2021 were 6.7% and 2.6%, respectively.

Inventories

Management identifies slow moving inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable and we have been able to liquidate slow moving or obsolete inventories at amounts above cost through our factory outdoor gear stores or through various discounts to customers and e-commerce channels. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of our inventory reserves and makes adjustments as required. See Note 5 of our Consolidated Financial Statements for additional information regarding inventories.

Intangible assets

Intangible assets, including goodwill, trademarks and patents, are reviewed for impairment annually, and more frequently, if necessary. We perform such testing of indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of the assets below their carrying amount. We determined the fair values of the indefinite-lived intangibles were in excess of their carrying values. There is no goodwill allocated to our Contract Manufacturing segment. As of December 31, 2022, goodwill allocated to our Wholesale and Retail reporting segments was $25.4 million and $24.8 million, respectively. See Note 1 and Note 7 of our Consolidated Financial Statements for additional information regarding intangible assets and the annual impairment analysis.

Income taxes

Management records a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. For additional information see Note 12 of our Consolidated Financial Statements.

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

Interest Rate Risk

Our primary exposure to market risk includes interest rate fluctuations in connection with our senior term facility and revolving credit facility. Our senior term and revolving credit facilities are tied to changes in applicable interest rates, including SOFR, company performance and total borrowings under our revolving credit facility.

As of December 31, 2022, we had $259.6 million of debt consisting of $116.3 million under our senior term facility and $143.3 million under our revolving credit facility. A hypothetical increase of 1% in the interest rate on the borrowings under our credit facilities would have increased interest expense by approximately $2.6 million. For additional information about our credit facilities see Note 9.

We do not hold any market risk sensitive instruments for trading purposes.

We do not have any interest rate management agreements as of December 31, 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Rocky Brands, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and the financial statement schedule listed in the index at Item 15(a)(2), (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2023 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involve our especially challenging, subjective, or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Indefinite-Lived Identified Intangibles in Conjunction with Annual Impairment Testing

Description of the Matter

At December 31, 2022, the Company’s indefinite-lived intangible assets were approximately $178.3 million, which included $128.1 million of trade names and trademarks and $50.2 million of goodwill. As discussed in Note 1 to the financial statements, indefinite-lived intangible assets are tested for potential impairment annually or when conditions indicate impairment may have occurred. This test was performed in the fourth quarter of 2022.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s intangible asset impairment review process. To test the estimated fair value of the Indefinite-Lived Intangible Assets, we performed audit procedures that included, among others, involving our valuation specialists in evaluating the methodologies used and significant assumptions described above, and testing the underlying data used by the Company for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, changes to the reporting unit’s business model and other relevant factors.  We evaluated the reasonableness of the Company’s financial projections used in the analysis.  We assessed the historical accuracy of management’s estimates and significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the incorporation of the applicable assumptions into the model and tested the model’s computational accuracy and performed a sensitivity analysis on certain key assumptions.

We have served as the Company's auditor since 2007.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 10, 2023

Rocky Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2022	2021
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$5,719	$5,909
Trade receivables – net	94,953	126,807
Contract receivables	-	1,062
Other receivables	908	242
Inventories – net	235,400	232,464
Income tax receivable	-	4,294
Prepaid expenses	4,067	4,507
Total current assets	341,047	375,285
LEASED ASSETS	11,014	11,428
PROPERTY, PLANT & EQUIPMENT – net	57,359	59,989
GOODWILL	50,246	50,641
IDENTIFIED INTANGIBLES – net	121,782	126,315
OTHER ASSETS	942	917
TOTAL ASSETS	$582,390	$624,575

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$69,686	$114,632
Contract liabilities	-	1,062
Current Portion of Long-Term Debt	3,250	3,250
Accrued expenses:
Salaries and wages	1,253	3,668
Taxes – other	1,325	849
Accrued freight	2,413	1,798
Commissions	1,934	2,447
Accrued duty	6,764	5,469
Accrued interest	2,822	2,133
Income tax payable	1,172	-
Other	5,675	4,828
Total current liabilities	96,294	140,136
LONG-TERM DEBT	253,646	266,794
LONG-TERM TAXES PAYABLE	169	169
LONG-TERM LEASE	8,216	8,809
DEFERRED INCOME TAXES	8,006	10,293
DEFERRED LIABILITIES	586	519
TOTAL LIABILITIES	366,917	426,720
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding December 31, 2022 - 7,339,011; December 31, 2021 - 7,302,199	69,752	68,061
Retained earnings	145,721	129,794
Total shareholders' equity	215,473	197,855
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$582,390	$624,575

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended
	December 31,
	2022	2021	2020
NET SALES	$615,475	$514,227	$277,309
COST OF GOODS SOLD	390,256	319,691	172,574
GROSS MARGIN	225,219	194,536	104,735

OPERATING EXPENSES	181,181	158,564	77,565

INCOME FROM OPERATIONS	44,038	35,972	27,170

INTEREST AND OTHER EXPENSES	(18,270)	(10,603)	(205)

INCOME BEFORE INCOME TAX EXPENSE	25,768	25,369	26,965

INCOME TAX EXPENSE	5,303	4,810	6,001

NET INCOME	$20,465	$20,559	$20,964

INCOME PER SHARE
Basic	$2.80	$2.82	$2.87
Diluted	$2.78	$2.77	$2.86

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,317	7,283	7,304
Diluted	7,369	7,409	7,337

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2019	7,355	$67,993	-	$96,663	$164,656

Net income				$20,964	$20,964
Dividends paid on common stock ($0.56 per share)				(4,093)	(4,093)
Repurchase of common stock	(129)	$(2,938)			(2,938)
Stock issued for options exercised, including tax benefits	8	136		-	136
Stock compensation expense	14	780		-	780
BALANCE - December 31, 2020	7,248	$65,971	-	$113,534	$179,505

Net income				$20,559	$20,559
Dividends paid on common stock ($0.59 per share)(1)				(4,299)	(4,299)
Repurchase of common stock					-
Stock issued for options exercised, including tax benefits	47	$825		-	825
Stock compensation expense	7	1,265		-	1,265
BALANCE - December 31, 2021	7,302	$68,061	-	$129,794	$197,855

Net income				$20,465	$20,465
Dividends paid on common stock ($0.62 per share)				(4,538)	(4,538)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	26	$461		-	461
Stock compensation expense	11	1,230		-	1,230
BALANCE - December 31, 2022	7,339	$69,752	-	$145,721	$215,473

(1) Quarterly dividend was increased from $0.14 per share to $0.155 per share in the third quarter of 2021.

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,465	$20,559	$20,964
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,320	11,342	5,240
Amortization of debt issuance costs	853	675	-
Provision for bad debts	3,254	302	452
Deferred income taxes	(2,209)	2,022	164
(Gain) Loss on disposal of assets	(789)	41	28
Stock compensation expense	1,230	1,265	780
Change in assets and liabilities:
Receivables	28,222	(42,245)	(2,725)
Contract receivables	1,062	4,108	(424)
Inventories	(4,986)	(114,226)	(845)
Other current assets	440	(9,791)	(993)
Other assets	389	(152)	(80)
Accounts payable	(45,921)	78,626	4,459
Accrued and other liabilities	468	2,432	2,566
Income taxes	5,387	(5,313)	1,019
Contract liabilities	(1,062)	(4,520)	836
Net cash provided by (used in) operating activities	19,123	(54,875)	31,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(6,702)	(21,055)	(11,716)
Acquisition of business, net of cash acquired	-	(212,408)	-
Proceeds from sales of fixed assets	-	-	5
Proceeds from the sale of assets	5,468	-	-
Net cash used in investing activities	(1,234)	(233,463)	(11,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	37,492	180,072	20,000
Repayments on revolving credit facility	(40,263)	(34,000)	(20,000)
Proceeds from term loan	-	130,000	-
Repayments on term loan	(11,231)	(2,438)	-
Debt issuance costs	-	(4,266)	-
Proceeds from stock options	461	825	136
Repurchase of common stock	-	-	(2,938)
Dividends paid on common stock	(4,538)	(4,299)	(4,093)
Net cash (used in) provided by financing activities	(18,079)	265,894	(6,895)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(190)	(22,444)	12,835

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	5,909	28,353	15,518
END OF PERIOD	$5,719	$5,909	$28,353

See notes to Consolidated Financial Statements

ROCKY BRANDS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of Rocky Brands, Inc. ("Rocky Brands") and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. ("Lifestyle"), Five Star Enterprises Ltd. ("Five Star"), Rocky Brands Canada, Inc. ("Rocky Brands Canada"), Rocky Brands US, LLC, Rocky Brands International, LLC, Lehigh Outfitters, LLC, US Footwear Holdings, LLC, Rocky Brands (Australia) Pty Ltd., Mexico FW Holdings, S. de R.L. de C.V., Rocky Footwear (Chuzhou) Co. Ltd., UK Footwear Holdings Limited and Rocky Outdoor Gear Store, LLC (collectively referred to as the "Company"). All inter-company transactions have been eliminated.

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, Muck, XTRATUF, Servus, Ranger and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western, and military. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

We report our segment information in accordance with provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. We evaluate business performance based upon several metrics, using segment profit as the primary financial measure.

Each of our reporting segments continue to employ consistent accounting policies. As a result of this assessment, we now report our activities in the following three reporting segments: Wholesale, Retail and Contract Manufacturing. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky Outdoor Gear Store, and Lehigh businesses. Contract Manufacturing includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 18 for further information.

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

Trade Receivables - Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $3.5 million and $0.6 million at December 31, 2022 and 2021, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. In accordance with ASC 606, the return reserve liability netted against trade receivables was $2.1 million and $1.7 million at December 31, 2022 and 2021, respectively.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of net trade receivables as of December 31, 2022 and 2021. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers, maintaining reserves for potential uncollectible accounts and utilizing credit insurance for some of our key customers.

Supplier and Labor Concentrations- We purchase raw materials from a number of domestic and foreign sources. We produce a portion of our shoes and boots in our Dominican Republic, Puerto Rico, Illinois and China operations. We are not aware of any governmental or economic restrictions that would alter these current operations.

We source a significant portion of our footwear, apparel and gloves from manufacturers in Asia, and primarily in China and Vietnam. We are not aware of any governmental or economic restrictions that would alter our current sourcing operations.

Inventories - Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or net realizable value (NRV). Reserves are established for inventories when the NRV is deemed to be less than its cost based on our periodic estimates of NRV.

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

GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. We monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments, as well as our reporting units. As previously stated, our operations represent three reporting segments, Wholesale, Retail and Contract Manufacturing. Goodwill impairment analysis will be performed for our Wholesale and Retail reporting segments. There is no goodwill allocated to our Contract Manufacturing segment. As of December 31, 2022, goodwill allocated to our Wholesale and Retail reporting segments was $25.4 million and $24.8 million, respectively.

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

In accordance with the accounting standard for "Intangibles – Goodwill and Other", we test intangible assets with indefinite lives for impairment annually or when conditions indicate impairment may have occurred. We perform such testing of our indefinite-lived intangible assets in the fourth quarter of each year or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 7 for more information.

Leases - Our leases primarily consist of office buildings, distribution centers, manufacturing facilities, and equipment. We lease assets in the normal course of business to meet our current and future needs while providing flexibility to our operations. We enter into contracts with third parties to lease specifically identified assets. Most of our leases have contractually specified renewal periods. Our operating leases expire at various dates through 2027, and contain various provisions for rental adjustments renewal provisions for varying periods. We determine the lease term for each lease based on the terms of each contract and factor in renewal and early termination options if such options are reasonably certain to be exercised.

Under FASB ASC Topic 842, Leases, we have elected the practical expedient to account for lease components and nonlease components associated with individual leases as a single lease component for all leases. In addition, we have elected to account for multiple lease components as a single lease component. Our leases may include variable lease costs such as payments based on changes to an index, payments based on a percentage of retail store sales, and maintenance, utilities, shared marketing or other service costs that are paid directly to the lessor under terms of the lease. We recognize variable lease payments when the amounts are incurred and determinable. We have elected to account for leases of twelve months or less as short-term leases and accordingly do  not recognize a right-of-use asset or lease liability for these leases. We recognize lease expense for these leases on a straight-line basis over the lease term.

Comprehensive Income - Comprehensive income includes changes in equity that result from transactions and economic events from non-core operations. Comprehensive income is composed of two subsets – net income and other comprehensive income. There were no material other comprehensive income items therefore no Statements of Comprehensive Income were presented.

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $15.4 million, $17.9 million and $8.4 million for 2022, 2021 and 2020, respectively. The decrease from 2021 to 2022 is due to a decrease in discretionary spending. The increase from 2020 to 2021 in advertising expense was attributed to the Acquired Brands.

Shipping Costs - All shipping costs billed to customers have been included in net sales. All outbound shipping costs to customers have been included in operating expenses and totaled approximately $38.5 million, $25.1 million and $10.5 million in 2022, 2021 and 2020, respectively. The increase in shipping costs from 2021 to 2022 is due to increased freight rates, increased sales and product mix. The increase in shipping costs from 2020 to 2021 was due to the Acquired Brands.

Stock Compensation Expense - We recognize compensation expense for awards of stock options, restricted stock units ("RSUs"), and director stock units based on the fair value on the grant date and on a straight-line basis over the requisite service period for the awards that are expected to vest, with forfeitures estimated based on our historical experience and future expectations. Stock-based compensation is included in operating expenses in the consolidated statements of operations.

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

Effective August 18, 2020, our Board of Directors adopted a second deferred compensation plan (the "Dominican Plan"). The Dominican Plan is an unfunded nonqualified deferred compensation plan for key employees at our Dominican Republic manufacturing facility. The funds are held in a separate trust, which has been established for the administration of the Dominican Plan. The trust liabilities are classified as trading securities within deferred liabilities in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

		Q1 2023	We do not anticipate that adopting this standard will have a material impact on our consolidated financial statements.

Accounting Standards Adopted in 2021

Standard	Description	Effect on the financial statements or other significant matters
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This pronouncement is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.	We adopted the new standard in Q1 2021 and the standard did not have a significant impact on our Consolidated Financial Statements.

3. BUSINESS ACQUISITION

The Performance and Lifestyle Footwear Business of Honeywell International Inc.

On January 24, 2021, we entered into a Purchase Agreement (the "Purchase Agreement") with certain subsidiaries of Honeywell International Inc. (collectively, "Honeywell"), to purchase Honeywell's performance and lifestyle footwear business, including brand names, trademarks, assets and liabilities associated with Honeywell's performance and lifestyle footwear business (the "Acquisition") for an aggregate, adjusted purchase price of $212 million.

On March 15, 2021 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. Upon a final agreement of net working capital as of the Acquisition Date, we owed Honeywell an additional $5.4 million. The Acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 9 for information regarding the two credit facilities.

The Acquisition expanded our brand portfolio to include Muck, XTRATUF, Servus, Ranger, and NEOS brands (the "Acquired Brands"). We acquired 100% of the voting interests of certain subsidiaries and additional assets comprising the performance and lifestyle footwear business of Honeywell with the Acquisition. On September 30, 2022, we completed the sale of the NEOS brand and the related assets. See Note 4 for additional information.

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

We acquired multiple leases through the Acquisition including the lease of our Rock Island and China manufacturing facilities and an office building lease in Westwood, Massachusetts. We closed the office in Westwood, Massachusetts on December 31, 2022.

The Acquisition contributed net sales of $242.8 million to our consolidated operating results for the year ended December 31, 2022. The Acquisition contributed net income of $9.3 million to our consolidated operating results for the year ended December 31, 2022.

Acquisition-related costs

Costs incurred to complete and integrate the Acquisition are expensed as incurred and included in "operating expenses" in the accompanying consolidated statements of operations. During the years ended December 31, 2022, 2021, and 2020 there were approximately $3.5 million, $11.9 million and $0.7 million, respectively, of acquisition-related costs recognized. These costs represent investment banking fees, legal and professional fees, transaction fees, integration costs, amortization and consulting fees associated with the Acquisition.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of the future results of operations. The pro forma results presented below are adjusted for the removal of the step up value of finished goods inventory associated with the Acquisition of approximately $3.5 million for the year ended December 31, 2021. The pro forma results presented below are also adjusted for the removal of acquisition-related costs of approximately $3.5 million, $11.9 million and $0.7 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively.

	Year Ended December 31,
($ in thousands, except per share amount)	2022	2021	2020
Net sales	$615,475	$552,905	$482,562
Net income	$23,250	$40,248	$41,726
Diluted earnings per share	$3.16	$5.43	$5.69

4. ASSET SALE

On September 30, 2022, we completed the sale of the NEOS brand and related assets to certain entities controlled by SureWerx pursuant to terms of an asset purchase agreement dated September 30, 2022. Total consideration for this transaction was approximately $5.8 million, of which $5.5 million was received at closing. The remaining $0.3 million was deposited in escrow and shall be managed and paid out in accordance with the terms of the asset purchase agreement and the escrow agreement. The sale of the NEOS brand included the sale of inventory, fixed assets, customer relationships, tradenames, all of which related to our Wholesale segment. This transaction resulted in the sale of inventory of approximately $3.6 million recorded in net sales and approximately $2.4 million recorded in costs of goods sold in the accompanying condensed consolidated Statement of Operations for the twelve months ended December 31, 2022. Fixed assets, customer relationships and tradenames sold in connection with the sale of the NEOS brand resulted in reduction of operating expenses of approximately $0.7 million recorded in the accompanying unaudited condensed consolidated statement of operations for the twelve months ended December 31, 2022.

5. INVENTORIES

Inventories are comprised of the following:

	December 31,	December 31,
($ in thousands)	2022	2021
Raw materials	$16,541	$20,933
Work-in-process	933	1,316
Finished goods	217,926	210,215
Total	$235,400	$232,464

In accordance with ASC 606, the returns reserve asset included within inventories was approximately $1.1 million and $0.9 million at December 31, 2022 and  December 31, 2021, respectively.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	December 31,	December 31,
($ in thousands)	2022	2021
Land	$972	$972
Buildings	37,601	36,456
Machinery and equipment	60,942	57,304
Furniture and fixtures	2,022	2,548
Lasts, dies and patterns	13,973	12,360
Construction work-in-progress	11,798	14,452
Total	127,308	124,092
Less - accumulated depreciation	(69,949)	(64,103)

Net Property, Plant and Equipment	$57,359	$59,989

We incurred approximately $9.2 million, $8.8 million, and $5.2 million in depreciation expense for 2022, 2021, and 2020, respectively.

7. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2022
Trademarks
Wholesale (1)	$71,979	-	$71,979
Retail (2)	9,220	-	9,220
Patents	895	$826	69
Customer relationships (3)	46,006	5,492	40,514
Total Intangibles	$128,100	$6,318	$121,782

(1)  $45.4 million of the total resulted from our Acquisition that occurred on March 15, 2021. NEOS trademarks were reduced from approximately $0.6 million to zero at December 31, 2022 as a result of the sale of the NEOS bran d (see Note 4 ).

(2)  $6.3 million of the total resulted from our Acquisition that occurred on March 15, 2021.

(3) Resulted from our Acquisition that occurred on March 15, 2021. Customer relationships relating to the NEOS brand of approximately $0.9 million and related amortization of approximately $0.1 million was reduced to zero at December 31, 2022 as a result of the sale of the NEOS br and (see Note 4 ).

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

(3) Resulted from our Acquisition that occurred on March 15, 2021.

The weighted average remaining life for our patents is 7.1 years.

A schedule of approximate actual and expected amortization expense related to finite-lived intangible assets is as follows:

Amortization
($ in thousands)	Expense
2023	3,011
2024	3,074
2025	3,070
2026	3,067
2027	3,064
2028+	25,297

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

2022 and 2021 Impairment Testing

We evaluate our finite and indefinite lived intangible assets under the terms and provisions of the accounting standards for "Intangibles - Goodwill and Other" and "Property, Plant and Equipment." These pronouncements require that we compare the fair value of an intangible asset with its carrying amount. The results of our 2022 and 2021 finite and indefinite-lived intangible impairment testing indicated that all reporting unit intangible asset fair values exceed their respective carrying values.

8. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
($ in thousands)	2022	2021
Long-term deposits	$607	$606
NQDC plan assets	335	311
Total	$942	$917

9.   LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility ("Term Facility") with TCW Asset Management Company, LLC, as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provided for quarterly payments of principal and bears interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest was assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 4.00, the effective interest rate will be SOFR plus 7.50% (or at our option, Prime Rate plus 6.50%). If our total leverage ratio is less than 4.00, but greater than 3.00, the effective interest rate will be SOFR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.00, the effective interest rate will be SOFR plus 6.50% (or at our option, Prime Rate plus 5.50%). The Term Facility also has a SOFR floor rate of 1.00%. In June 2022, we entered into a second amendment with TCW to further amend our Term Facility to consent to modifications in our borrowing capacity under the ABL Facility as described below, and to adjust certain pricing and prepayment terms, among other things. The second amendment also modified the interest index whereas SOFR will be used to calculate interest rather than LIBOR. The effective interest rate was increased to SOFR plus 7.50% through November 2022. In November 2022, the Term Facility was amended to increase the effective interest rate to LIBOR plus 7.00% until June 2023 and to  provide certain EBITDA adjustments with response to financial covenants, among other things.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The Term Facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. In December of 2021, we amended our ABL Facility to temporarily increase our borrowing capacity from $150 million to $175 million until June 2022, at which time our borrowing capacity will go down to $165 million. In June 2022, we further amended our ABL Facility to temporarily increase our borrowing capacity by $25 million to $200 million through December 31, 2022, which thereafter will be reduced to $175 million. In November 2022, we entered into a third amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenants. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of December 31, 2022, we had borrowing capacity of $56.2 million.

Interest expense was approximately $18.3 million, $10.6 million and $0.2 million, respectively for the years ended December 31, 2022, 2021 and 2020.

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

Current and long-term debt consisted of the following:

	December 31,	December 31,
($ in thousands)	2022	2021
Term Facility that matures in 2026 with an effective interest rate of 12.14% and 8.00% as of December 31, 2022 and December 31, 2021, respectively	$116,332	$127,563
ABL Facility that matures in 2026:
LIBOR borrowings with an effective interest rate of 5.47% and 1.88% as of December 31, 2022 and December 31, 2021, respectively	140,000	140,000
Prime borrowings with an effective interest rate of 7.27% and 3.50% as of December 31, 2022 and December 31, 2021, respectively	3,301	6,072
Total debt	259,633	273,635
Less: Unamortized debt issuance costs	(2,737)	(3,591)
Total debt, net of debt issuance costs	256,896	270,044
Less: Debt maturing within one year	(3,250)	(3,250)
Long-term debt	$253,646	$266,794

Credit Facility Covenants

The Term Facility contains restrictive covenants which require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. We are in compliance with all Term Facility covenants as of  December 31, 2022.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the twelve months ended  December 31, 2022, there were no triggering events and the covenant was not in effect.

Huntington Credit Facility

The Huntington credit facility was terminated in March 2021 and was replaced by the ABL Facility. We had no outstanding borrowings against Huntington Credit Facility at fiscal year ending December 31, 2021.

10. LEASES

The operating ROU asset and operating lease liabilities as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,	December 31,
($ in thousands)	2022	2021	Financial Statement Line Item
Assets:
Operating ROU Assets	$11,014	$11,428	Leased assets

Liabilities:
Current
Operating	$3,071	$2,985	Other accrued expenses
Noncurrent
Operating	8,216	8,809	Long-term lease
Total leased liabilities	$11,287	$11,794

Maturity of our operating lease liabilities are as follows:

Operating
($ in thousands)	Leases
2023	$3,240
2024	3,076
2025	2,901
2026	2,819
2027	2,235
Total lease payments	14,271
Less: Interest	(2,984)
Present value of lease liabilities	$11,287

For the twelve months ended December 31, 2022 and December 31, 2021 the weighted average remaining lease term and discount rate were as follows:

	December 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	2.8	2.8

Weighted-average discount rate
Operating leases	1.4%	1.7%

For the twelve months ended December 31, 2022,   December 31, 2021 and  December 31, 2020 the supplemental cash flow information was as follows:

	December 31,	December 31,	December 31,
($ in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,492	$1,230	$711

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,786	$13,186	$481

The breakdown of rent expense for our operating leases for the twelve months ended December 31, 2022 and December 31, 2021 were as follows:

	Twelve Months Ended
	December 31,	December 31,	December 31,
($ in thousands)	2022	2021	2020	Financial Statement Line Item
Operating lease expenses - Manufacturing & Sourcing (1)	$784	$813	$678	Cost of goods sold
Operating lease expenses (1)	4,595	1,417	433	Operating expenses
Total lease expenses	$5,379	$2,230	$1,111

(1) Includes short-term lease expenses of approximately $2,166,000, $1,310,000 and $103,000 for the twelve months ended December 31, 2022,  December 31, 2021 and December 31, 2020, respectively.

11.   BENEFIT PLAN

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

Our approximate contributions to the 401(k) Plan were as follows:

($ in thousands)	2022	2021	2020
401(k) plan sponsor contributions	$1,798	$1,311	$961

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

The deferrals are held in a separate trust, which has been established by the Company to administer the Executive Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a "Rabbi Trust"). The assets held by the trust were approximately $335,000 and $311,000 as of  December 31, 2022 and  December 31, 2021, respectively, and are classified as trading securities within other assets in the accompanying consolidated balance sheets. The liabilities by the trust were approximately $120,000 and $119,000, as of  December 31, 2022 and December 31, 2021, respectively, and are classified within deferred liabilities in the accompanying consolidated balance sheets. Changes in the deferred compensation assets and liabilities are charged to operating expenses in the accompanying consolidated statements of operations.

In 2020, we entered into a second deferred compensation plan (the "Dominican Plan"), which became effective August 18, 2020 and is a non-qualified deferred compensation plan for certain key employees at our Dominican Republic manufacturing facility.

Under the Dominican Plan, key employees will receive a set dollar amount, as defined in the agreement, at the later of five years following the effective date of the agreement or upon the employee attaining the age of 65. Payments are due within 30 days of the employee's retirement. If the employee terminates their employment, for any reason, prior to their retirement and five years after the effective date of the agreement, the employee is not eligible to receive a payout. The funds are accrued based on service and are not held in an investment or trust account. The total liabilities held under the Dominican Plan were approximately $187,000 and $107,000 as of  December 31, 2022 and  December 31, 2021, respectively, and are classified within deferred liabilities in the accompanying consolidated balance sheets.

12. TAXES

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

A breakdown of our income tax expense (benefit) for the years ended December 31 is as follows:

($ in thousands)	2022	2021	2020
Federal:
Current	$5,993	$1,554	$4,942
Deferred	(1,417)	1,729	67
Total Federal	4,576	3,283	5,009

State & local:
Current	1,415	833	793
Deferred	(247)	(176)	97
Total State & local	1,168	657	890

Foreign
Current	182	907	102
Deferred	(623)	(37)	-
Total Foreign	(441)	870	102

Total	$5,303	$4,810	$6,001

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Expected expense at statutory rate	$5,414	$5,327	$5,662

Increase (decrease) in income taxes resulting from:
Exempt income from Dominican Republic operations due to tax holiday	(632)	(1,238)	(942)
Tax Rate Differential effect of Foreign Operations	160	45	-
Tax on repatriated earnings from Dominican Republic operations	316	941	438
State and local income taxes	734	222	766
Foreign Tax Credit	(348)	(547)	(30)
Meals and entertainment	5	2	27
Nondeductible penalties	6	3	20
Provision to return filing adjustments and other	(352)	55	60
Total	$5,303	$4,810	$6,001

Deferred income taxes recorded in the Consolidated Balance Sheets at December 31, 2022 and 2021 consisted of the following:

($ in thousands)	2022	2021
Deferred tax assets:
Asset valuation allowances and accrued expenses	$2,257	$239
Inventories	3,300	1,564
State and local income taxes	293	346
Pension and deferred compensation	42	38
Net operating losses	794	302
163(J) Interest limitation	1,077	-
Lease asset	2,608	2,696
Total deferred tax assets	10,371	5,185

Deferred tax liabilities:
Fixed assets	4,490	4,144
Intangible assets	10,262	7,179
Other assets	793	317
Tollgate tax on Lifestyle earnings	228	228
State and local income taxes	59	1,001
Lease Liability	2,545	2,609
Total deferred tax liabilities	18,377	15,478

Net deferred tax liability	$8,006	$10,293

We have provided Puerto Rico tollgate taxes on approximately $3.7 million of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. In 2001, we received abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994; thus no other provision for tollgate tax has been made on earnings after that date. If we repatriate the earnings from Lifestyle, $227,563 of tollgate tax would be due as of December 31, 2022.

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2019
Various U.S. States	2018
Puerto Rico (U.S. Territory)	2017
Canada	2017
China	2019
Mexico	2021
United Kingdom	2021
Australia	2021

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2022, no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

13. SHAREHOLDERS' EQUITY

Repurchase of Common Stock

A summary of our previously authorized share repurchase plans, both of which are expired by their terms, is as follows:

($ in thousands, except share and per share amounts)	2021	2020
Maximum authorized share repurchase amount (1)	$7,500	$7,500
Date of plan's authorization by the Board	March 2021	February 2020
Funding source	Working capital	Working capital
Number of shares repurchased under the plan (shares)	-	129,095
Amount paid for shares repurchased	$-	$2,938
Weighted average price paid per share	$-	$22.76
Remaining amount of shares authorized to be purchased under the plan (in dollars)	$7,500	$4,562

(1)	Common shares can be purchased in the open market or privately negotiated transactions over the next twelve months following the date of plan authorization.

Our previous shareholder repurchase program terminated expired on March 4, 2022. There has not been an announcement for a new repurchase program since the expiration prior program expired in March 2022.

Preferred Shares

The Company has authorized 250,000 shares of voting preferred stock with no par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock with no par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $0.06 per share, of which no shares are issued or outstanding at December 31, 2022 and 2021, respectively.

14. SHARE-BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan and in May 2021 this plan was amended as our shareholders authorized an additional 600,000 shares (as amended, the "2014 Plan"). The 2014 Plan includes 1,100,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of December 31, 2022, we were authorized to issue 526,106 shares under the 2014 Plan.

On January 24, 2021, we adopted the 2021 Inducement Option Plan (the "2021 Plan") pursuant to which 25,000 non-qualified stock options were granted to seven key employees acquired with the Acquisition. The 2021 Plan did not require shareholder approval under Nasdaq Listing Rule 5635(c). As of December 31, 2022, there were no remaining shares available to grant under the 2021 Plan.

Stock Options

The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted during the years ended December 31:

	2022	2021
Assumptions:
Risk-free interest rate	0.82%	0.32%
Expected dividend yield	2.15%	1.18%
Expected volatility of Rocky Brand's common stock	54.70%	51.87%
Expected option term (years)	5.1	5.6
Weighted-average grant date fair value per share	$12.85	$12.16

For the years ended December 31, 2022 and 2021, we recognized share-based compensation expense and the corresponding tax benefit as follows:

($ in thousands)	2022	2021
Share-based compensation expense	$1,230	$1,265
Tax benefit	221	192

The following summarizes stock option activity for the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
($ amounts are per share)	Shares	Exercise Price	Actual Term	Intrinsic Value
Options outstanding at January 1, 2022	328,000	$26.94
Issued	85,500	39.80
Exercised	(26,050)	17.69
Forfeited or expired	(46,014)	41.71
Options outstanding at December 31, 2022	341,436	$28.87	5.1	$363,595
Expected to vest	118,736	$31.70	7.7	$34,364
Exercisable at December 31, 2022	222,700	$27.37	3.7	$329,231

In the first quarter of 2022, our officers and certain employees were granted 54,000 options. The plans generally provided for grants with the exercise price equal to fair value on the date of grant, graduated vesting periods of up to 5 years, and lives not exceeding 10 years. For the years ended December 31, 2022, 2021, and 2020, cash received for the exercise of stock options was approximately $461,000, $825,000, and $136,000 respectively.

In the first quarter of 2022, Board of Director members were granted 31,500 stock options that vest over a year and will expire in 5 years.

Restricted Stock Units

The following table summarizes the status of the Company's restricted stock units and activity as of  December 31, 2022:

	Restricted Stock Units
		Weighted-Average Grant Date
($ amounts are per share)	Quantity	Fair Value Per Share
Nonvested at January 1, 2022	-	$-
Granted	1,954	25.58
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2022	1,954	$25.58

As of December 31, 2022, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was approximately $148,000 with a weighted-average expense recognition period of 3.8 years.

During the years ended December 31, 2022 and 2021, and 2020 we issued 10,762 shares, 6,868 shares and 10,456 shares of common stock to members of our Board of Directors, respectively.

15. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
(shares in thousands)	2022	2021	2020

Basic - weighted average shares outstanding	7,317	7,283	7,304
Dilutive stock options	52	126	33
Diluted - weighted average shares outstanding	7,369	7,409	7,337
Anti-dilutive securities	162	25	149

16.   REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., Canada, and internationally, mainly Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky Outdoor Gear Store, and Lehigh business. We also sell footwear under the Rocky Brands label to the U.S. Military.

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

Revenues from sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include prompt payment discounts, volume rebates, and product returns. These reserves, as detailed below, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2022. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

When a right of return is part of the arrangement with the customer, we estimate the expected returns based on an analysis using historical data. We adjust our estimate either when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed, whichever occurs earlier. Please see Note 1 and Note 5 for additional information.

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

Contract Liabilities

The following table provides information about contract liabilities from contracts with our customers.

	December 31,	December 31,
($ in thousands)	2022	2021
Contract liabilities	$-	$1,062

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2021	$1,062
Non-cancelable contracts with customers entered into during the period	-
Revenue recognized related to non-cancelable contracts with customers during the period	(1,062)
Balance, December 31, 2022	$-

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 18 for segment disclosures.

17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
($ in thousands)	2022	2021	2020

Interest paid	$17,501	$7,930	$151

Federal, state, and local income taxes paid, net	$1,930	$8,638	$4,669

Change in contract receivables, net	$1,062	$4,108	$(424)

Change in contract liabilities, net	$(1,062)	$(4,520)	$836

Property, plant, and equipment purchases in accounts payable	$976	$2,191	$2,316

18. SEGMENT INFORMATION

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

Retail. In our Retail segment, we market directly to consumers through our Lehigh business-to-business including direct sales and through our CustomFit websites, consumer e-commerce websites, third-party marketplaces, and our Rocky Outdoor Gear Store. Through our outdoor gear store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins.

Contract Manufacturing. In our Contract Manufacturing segment, we include sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the years ended December 31:

	Twelve Months Ended
	December 31,
($ in thousands)	2022	2021	2020
NET SALES:
Wholesale	$484,779	$391,070	$185,554
Retail	115,354	94,658	72,877
Contract Manufacturing	15,342	28,499	18,878
Total Net Sales	$615,475	$514,227	$277,309

GROSS MARGIN:
Wholesale	$165,059	$140,166	$66,336
Retail	57,817	47,792	34,283
Contract Manufacturing	2,343	6,578	4,116
Total Gross Margin	$225,219	$194,536	$104,735

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group for the years ended December  31:

($ in thousands)	2022	% of Sales	2021	% of Sales	2020	% of Sales
Work footwear	$256,162	41.6%	$280,235	54.5%	$126,268	45.5%
Outdoor footwear	183,121	29.8	76,031	14.8	21,074	7.6
Western	108,697	17.6	87,425	17.0	61,127	22.0
Duty and commercial military footwear	46,177	7.5	39,715	7.7	41,005	14.8
Military footwear	15,342	2.5	22,767	4.4	18,878	6.8
Other	3,581	0.6	5,149	1.0	5,575	2.0
Apparel	2,395	0.4	2,905	0.6	3,382	1.2
	$615,475	100.0%	$514,227	100.0%	$277,309	100.0%

Net sales to foreign countries represented approximately 6.2% of net sales in 2022, 6.9% of net sales in 2021 and 0.8% of net sales in 2020.

The net book value of fixed assets located outside of the U.S. totaled $12.6 million at December 31, 2022, of which approx imately $4.6 million resides in the Dominican Republic and approximatel y $8.0 million resides in China.

19. RESTRUCTURING CHARGES

In 2022, we completed a cost savings review aimed at operating efficiencies to better position us for profitable growth. Following the integration of the Acquired Brands, we identified a number of operational synergies and cost savings opportunities, including a reduction in workforce. In addition to the accrued expenses below, we incurred approximately $1.0 million in restructuring costs that are included in operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.

For the year ended December 31, 2022, the following activity was recorded:

Employee Severance, Benefits and
($ in thousands)	Related Costs
Accrued expenses, January 1, 2022	-
Restructuring charges	$1,201
Cash payments	(820)
Accrued expenses, December 31, 2022	$381

20. COMMITMENTS AND CONTINGENCIES

We are, from time to time, a party to litigation which arises in the normal course of business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of such proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.

Litigation

We are currently party to litigation with a manufacturing supplier of the Acquired Brands. While it is not possible to predict the outcome of this litigation with certainty, we do not anticipate the resolution will have a material, adverse impact on our financial position. We believe that the likelihood of the resolution being materially adverse to our financial statements is remote and as such have not recorded any contingent liabilities within the accompanying Consolidated Financial Statements. In addition, we have not recorded any potential favorable resolution to the litigation due in accordance with ASC 450-30, Gain Contingencies.

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported in the U.S. associated with the Acquired Brands during 2021 and 2022. As a result of the misclassification of HTS codes we have paid duties in excess of the required amount. We are in the process of filing multiple post summary corrections with U.S. customs to see refunds of duties paid in excess of the correct HTS codes. As of December 31, 2022, we have the potential to recover approximately $7.7 million from overpaid duties of which we have received $3.2 million in refunds. All refunds received were and will be recognized as a reduction to the cost of goods sold as received. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying unaudited condensed consolidated balance sheet due to uncertainty of collection. Any refunds received will be recognized as a reduction to the cost of goods sold when and if the refunds are received.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2022. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included within this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on Internal Control over Financial Reporting

We have audited Rocky Brands, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 10, 2023 expressed an unqualified opinion.

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

March 10, 2023

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions "ELECTION OF DIRECTORS," "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE," "INFORMATION CONCERNING EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders (the "Company's Proxy Statement") to be held on June 7, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10-K in Item 8:

●  Report of Independent Registered Public Accounting Firm

●  Consolidated Balance Sheets as of December 31, 2022 and 2021

●  Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

●  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020

●  Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

●  Notes to Consolidated Financial Statements

(2) The following financial statement schedule for the years ended December 31, 2022 and 2021 and is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report. See Appendix A.

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

10.17	ABL Loan and Security Agreement dated March 15, 2021 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 15, 2021 and filed on March 16, 2021).

10.18	Term Credit Loan and Security Agreement dated March 15, 2021 between the Company and The Direct Lending Group of TCW Asset Management Company, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 15, 2021 and filed on March 16, 2021).

10.19	First Amendment to ABL Loan and Security Agreement, dated December 10, 2021, between the Company, Bank of America, N.A. and the other lenders party thereto.

10.20	First Amendment to Term Loan and Security Agreement, dated December 10, 2021, between the Company, TCW Asset Management Company LLC and the other lenders party thereto.

10.21	Second Amendment to ABL Loan and Security Agreement, dated June 8, 2022, between the Company, Bank of America, N.A. and the other lenders party thereto.

10.22	Second Amendment to Term Loan and Security Agreement, dated June 8, 2022, between the Company, TCW Asset Management Company, LC and the other leaders party thereto.

10.23	Third Amendment to ABL Loan and Security Agreement, dated November 2, 2022, between the Company, Bank of America, N.A. and the other lenders party thereto.

10.24	Third Amendment to Term Loan and Security Agreement, dated November 2, 2022, between the Company, TCW Asset Management Company, LLC and the other lenders party thereto.

21*	Subsidiaries of the Company.

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Power of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

ROCKY BRANDS, INC.

Date: March 10, 2023	By:	/s/ JASON BROOKS
Jason Brooks, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON BROOKS	Chairman, President and Chief Executive Officer	March 10, 2023
Jason Brooks	(Principal Executive Officer)

/s/ THOMAS D. ROBERTSON	Executive Vice President, Chief Operating Officer and Treasurer	March 10, 2023
Thomas D. Robertson	(Principal Financial and Accounting Officer)

* CURTIS A. LOVELAND	Assistant Secretary and Director	March 10, 2023
Curtis A. Loveland

* MIKE BROOKS	Director	March 10, 2023
Mike Brooks

* Michael L. Finn	Director	March 10, 2023
Michael L. Finn

*ROBYN R. HAHN	Director	March 10, 2023
Robyn R. Hahn

* G. Courtney Haning	Director	March 10, 2023
G. Courtney Haning

* William L. Jordan	Director	March 10, 2023
William L. Jordan

* robert b. moore, jr.	Director	March 10, 2023
Robert B. Moore, Jr.

* DWIGHT E. SMITH	Director	March 10, 2023
Dwight E. Smith

* TracIE WINBIGLER	Director	March 10, 2023
Tracie Winbigler

By: /s/ JASON BROOKS
Jason Brooks, Attorney-in-Fact

Appendix A

ROCKY BRANDS, INC. AND SUBSIDIARIES

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

($ in thousands)

	Balance at	Additions
	Beginning of	Charged to Costs			Balance at End
Description	Period	and Expenses	Deductions		of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2022	$613	$3,254	$(394)	(1)	$3,473
Year ended December 31, 2021	$242	$302	$69	(1)	$613
Year ended December 31, 2020	$952	$452	$(1,162)	(1)	$242
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
Year ended December 31, 2022	$-	$-	$-		$-
Year ended December 31, 2021	$298	$-	$(298)		$-
Year ended December 31, 2020	$372	$-	$(74)		$298
ALLOWANCE FOR DISCOUNTS AND RETURNS
Year ended December 31, 2022	$2,515	$41,374	$(42,434)		$1,455
Year ended December 31, 2021	$1,818	$26,454	$(25,757)		$2,515
Year ended December 31, 2020	$1,480	$23,223	$(22,885)		$1,818

(1)	Amount charged off, net of recoveries