Form 10-Q
period 2023-03-31
ROCKY BRANDS, INC.
filed 2023-05-10
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 7,354,060 shares of the Registrant's Common Stock outstanding on April 30, 2023.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,	March 31,
	2023	2022	2022
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,946	$5,719	$14,950
Trade receivables – net	73,650	94,953	123,387
Contract receivables	-	-	268
Other receivables	2,235	908	260
Inventories – net	224,124	235,400	289,230
Income tax receivable	-	-	2,338
Prepaid expenses	5,619	4,067	5,875
Total current assets	310,574	341,047	436,308
LEASED ASSETS	10,153	11,014	10,696
PROPERTY, PLANT & EQUIPMENT – net	54,666	57,359	60,958
GOODWILL	47,844	50,246	50,246
IDENTIFIED INTANGIBLES – net	114,716	121,782	125,528
OTHER ASSETS	1,028	942	938
TOTAL ASSETS	$538,981	$582,390	$684,674

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$66,783	$69,686	$156,890
Contract liabilities	-	-	268
Current Portion of Long-Term Debt	2,823	3,250	3,250
Accrued expenses:
Salaries and wages	1,816	1,253	3,715
Taxes – other	857	1,325	2,054
Accrued freight	2,098	2,413	1,735
Commissions	706	1,934	1,689
Accrued duty	6,642	6,764	18,873
Accrued interest	2,311	2,822	-
Income tax payable	1,052	1,172	-
Other	5,902	5,675	8,014
Total current liabilities	90,990	96,294	196,488
LONG-TERM DEBT	216,973	253,646	264,486
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	7,501	8,216	8,200
DEFERRED INCOME TAXES	8,006	8,006	10,293
DEFERRED LIABILITIES	1,053	586	584
TOTAL LIABILITIES	324,692	366,917	480,220
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2023 - 7,346,650; December 31, 2022 - 7,339,011; March 31, 2022 - 7,311,059	70,107	69,752	68,454
Retained earnings	144,182	145,721	136,000
Total shareholders' equity	214,289	215,473	204,454
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$538,981	$582,390	$684,674

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
NET SALES	$110,445	$167,025
COST OF GOODS SOLD	66,686	104,198
GROSS MARGIN	43,759	62,827

OPERATING EXPENSES	39,604	49,630

INCOME FROM OPERATIONS	4,155	13,197

INTEREST EXPENSE AND OTHER INCOME – net	(4,664)	(3,907)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(509)	9,290

INCOME TAX (BENEFIT) EXPENSE	(111)	1,951

NET (LOSS) INCOME	$(398)	$7,339

(LOSS) INCOME PER SHARE
Basic	$(0.05)	$1.00
Diluted	$(0.05)	$0.99

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,346	7,306
Diluted	7,346	7,410

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2021	7,302	$68,061	-	$129,794	$197,855

THREE MONTHS ENDED MARCH 31, 2022
Net income				$7,339	$7,339
Dividends paid on common stock ($0.155 per share)				(1,133)	(1,133)
Repurchase of common stock					-
Stock issued for options exercised, including tax benefits	7	$145		-	145
Stock compensation expense	2	248		-	248
BALANCE - March 31, 2022	7,311	$68,454	-	$136,000	$204,454

BALANCE - December 31, 2022	7,339	$69,752	-	$145,721	$215,473

THREE MONTHS ENDED MARCH 31, 2023
Net loss				$(398)	$(398)
Dividends paid on common stock ($0.155 per share)				(1,141)	(1,141)
Repurchase of common stock					-
Stock issued for options exercised, including tax benefits	1	$8		-	8
Stock compensation expense	7	347		-	347
BALANCE - March 31, 2023	7,347	$70,107	$-	$144,182	$214,289

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(398)	$7,339
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,812	3,024
Amortization of debt issuance costs	213	213
Provision for bad debts	(194)	1,165
Loss on disposal of assets	185	-
Gain on sale of business	(1,341)	-
Stock compensation expense	347	248
Change in assets and liabilities:
Receivables	21,871	2,238
Contract receivables	-	794
Inventories	5,111	(56,371)
Other current assets	(1,552)	(635)
Other assets	775	(21)
Accounts payable	(4,390)	40,296
Accrued and other liabilities	(2,594)	14,342
Income taxes	(41)	1,955
Contract liabilities	-	(794)
Net cash provided by operating activities	20,804	13,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(431)	(1,243)
Proceeds from sale of business	17,300	-
Net cash provided by (used in) investing activities	16,869	(1,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	4,213	3,342
Repayments on revolving credit facility	(21,000)	(5,025)
Repayments on term loan	(20,526)	(838)
Proceeds from stock options	8	145
Dividends paid on common stock	(1,141)	(1,133)
Net cash used in financing activities	(38,446)	(3,509)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(773)	9,041

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	5,719	5,909
END OF PERIOD	$4,946	$14,950

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, The Original Muck Boot Company ("Muck"), XTRATUF, and Ranger. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military and western. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of normal and recurring nature. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2022 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2022, which includes all disclosures required by GAAP.

2. ACCOUNTING STANDARDS UPDATES

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

We adopted the new standard in Q1 2023 and the standard did not have a significant impact on our Consolidated Financial Statements.

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

4. SALE OF SERVUS BRAND AND RELATED ASSETS

On March 30, 2023, we completed the sale of the Servus brand and related assets to PQ Footwear, LLC and Pertoquim S.R.L. (collectively "the Buyer"). Total consideration for this transaction was approximately $19.0 million, of which $17.3 million was received at closing. The remaining $1.7 million will be paid out in accordance with the purchase agreement. The sale of the Servus brand included the sale of inventory, fixed assets, customer relationships, tradenames, and goodwill, all of which related to our Wholesale segment. In connection with the sale of the Servus brand we also are licensing the rights to certain proprietary processes to the Buyer. We recorded a gain on the sale of Servus of approximately $1.3 million which is recorded within Interest Expense and Other Income - net on the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2023.

5. SALE OF NEOS BRAND AND RELATED ASSETS

On September 30, 2022, we completed the sale of the NEOS brand and related assets to certain entities controlled by SureWerx pursuant to terms of an asset purchase agreement dated September 30, 2022. Total consideration for this transaction was approximately $5.8 million, of which $5.5 million was received at closing. The remaining $0.3 million was deposited in escrow and will be managed and paid out in accordance with the terms of the asset purchase agreement and the escrow agreement. The sale of NEOS brand included the sale of inventory, fixed assets, customer relationships, tradenames, all of which related to our Wholesale segment.

6. REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., Canada, and internationally, mainly Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky Outdoor Gear Store, and Lehigh businesses. We also sell footwear under the Rocky Brands label to the U.S. Military.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  March 31, 2023. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction, that are collected from customers are excluded from revenue.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers. There have been no significant changes to the contract liabilities for the periods presented.

	March 31,	December 31,	March 31,
($ in thousands)	2023	2022	2022
Contract liabilities	$-	$-	$268

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 15 for segment disclosures.

7. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $3.0 million, $3.5 million and $1.7 million at March 31, 2023,  December 31, 2022 and  March 31, 2022, respectively. We record the allowance based on a data-driven approach, including historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $1.2 million, $2.1 million and $2.1 million at  March 31, 2023,  December 31, 2022 and  March 31, 2022, respectively.

8. INVENTORY

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2023	2022	2022
Raw materials	$16,949	$16,541	$23,229
Work-in-process	1,231	933	1,872
Finished goods	205,944	217,926	264,129
Total	$224,124	$235,400	$289,230

In accordance with ASC 606, the return reserve allowance included within inventories was approximately $0.7 million, $1.1 million and $1.1 million at March 31, 2023,  December 31, 2022 and  March 31, 2022, respectively.

9. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill arose from our acquisition of the performance and lifestyle footwear business of Honeywell International Inc. on March 15, 2021 (the "Acquisition"). The Acquisition expanded our brand portfolio to include the Muck, XTRATUF, Servus (see Note 4), NEOS (See Note 5) and Ranger brands (the "Acquired Brands"). Goodwill largely consists of the workforce acquired, expected cost synergies and economies of scale resulting from the business combination. The amount of goodwill that is expected to be deductible for tax purposes is $47.0 million.

GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. We monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments, as well as our reporting units. As previously stated, our operations represent three reporting segments: Wholesale, Retail and Contract Manufacturing. Goodwill impairment analysis will be performed for our Wholesale and Retail reporting segments. There is no goodwill allocated to our Contract Manufacturing segment. Of total goodwill, $23.0 million was allocated to our Wholesale segment and $24.8 million was allocated to our Retail segment.

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

10. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
March 31, 2023
Trademarks
Wholesale (1)	$69,439	-	$69,439
Retail	9,220	-	9,220
Patents	895	$831	64
Customer relationships (2)	41,659	5,666	35,993
Total Intangibles	$121,213	$6,497	$114,716

(1) Servus tradenames were reduced from approximately $2.5 million to zero at March 30, 2023 as a result of the sale of the Servus brand (see Note 4).

(2) Customer relationships relating to the Servus brand of approximately $4.3 million and related amortization of approximately $0.6 million was reduced to zero at  March 30, 2023 as a result of the sale of the Servus brand (see Note 4).

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2022
Trademarks
Wholesale (1)	$71,979	-	$71,979
Retail	9,220	-	9,220
Patents	895	$826	69
Customer relationships (2)	46,006	5,492	40,514
Total Intangibles	$128,100	$6,318	$121,782

(1) NEOS trademarks were reduced from approximately $0.6 million to zero at December 31, 2022 as a result of the sale of the NEOS brand (see Note 5).

(2)  Customer relationships relating to the NEOS brand of approximately $0.9 million and related amortization of approximately $0.1 million was reduced to zero at December 31, 2022 as a result of the sale of the NEOS brand (see Note 5).

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
March 31, 2022
Trademarks
Wholesale	$72,579	-	$72,579
Retail	9,220	-	9,220
Patents	895	$810	85
Customer relationships	46,900	3,256	43,644
Total Intangibles	$129,594	$4,066	$125,528

The weighted average life for our patents is 7.0 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Amortization expense	$780	$787

A schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31 is as follows:

Amortization
($ in thousands)	Expense
2023	$2,091
2024	2,785
2025	2,781
2026	2,778
2027	2,776
2028	2,772
2029+	20,074

11.LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility ("Term Facility") with TCW Asset Management Company, LLC (TCW), as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provided for quarterly payments of principal and bore interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest is assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 3.50, the effective interest rate will be SOFR plus 7.50% (or at our option, Prime Rate plus 6.50%). If our total leverage ratio is less than 3.50 but greater than 3.00, the effective interest rate will be SOFR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.00, the effective interest rate will be SOFR plus 6.50% (or at our option, Prime Rate plus 5.50%). The Term Facility also has a SOFR floor rate of 1.00%. In June 2022, we entered into a second amendment with TCW to further amend our Term Facility to consent to the modifications in our borrowing capacity under the ABL Facility as described below, and to adjust certain pricing and prepayment terms, among other things. The second amendment also modified the interest index to provide the use of SOFR to calculate interest rather than LIBOR. The effective interest rate was increased to SOFR plus 7.50% through November 2022. In November 2022, the Term Facility was amended to increase the effective interest rate to SOFR plus 7.00% until June 2023 and to provide certain EBITDA adjustments with respect to financial covenants, among other things. In May 2023, we entered into a fourth amendment with TCW to further amend our Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the method to calculate total debt, continue certain pricing terms, extend certain prepayment terms, and pay such lenders certain amendment fees, among other things.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The Term Facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. In June 2022, we further amended our ABL Facility to temporarily increase our borrowing capacity by $25 million to $200 million through December 31, 2022, which thereafter will be reduced to $175 million. In November 2022, we entered into a third amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenants. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  March 31, 2023, we had borrowing capacity of $37.4 million.

The ABL Facility is collateralized by a first-lien on accounts receivable, inventory, cash and related assets and a second-lien on substantially all other assets. The ABL Facility matures on March 15, 2026. Interest on the ABL Facility is based on the amount available to be borrowed as set forth on the following chart:

Revolver Pricing Level	Average Availability as a Percentage of Commitments	Base Rate	Term SOFR Loan	Base Rate for FILO	Term SOFR FILO Loans
I	> 66.7%	0.00%	1.25%	0.50%	1.75%
II	>33.3% and < or equal to 66.7%	0.00%	1.50%	0.50%	2.00%
III	< or equal to 33.3%	0.25%	1.75%	0.75%	2.25%

In connection with the Term Facility and ABL Facility, we had to pay certain fees that were capitalized and will be amortized over the life of each respective loan. In addition, the ABL Facility requires us to pay an annual collateral management fee in the amount of $75,000 due on each anniversary of the ABL Facility issuance date, until it matures.

Current and long-term debt consisted of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2023	2022	2022
Term Facility that matures in 2026 with an effective interest rate of 12.14%, 12.14% and 8.00% as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively	$95,806	$116,332	$126,750
ABL Facility that matures in 2026:
SOFR borrowings with an effective interest rate of 4.80%, 5.47% and 1.88% March 31, 2023, December 31, 2022 and March 31, 2022, respectively	113,008	140,000	140,257
Prime borrowings with an effective interest rate of 8.00%, 7.27% and 3.75% as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively	13,506	3,301	4,106
Total debt	222,320	259,633	271,113
Less: Unamortized debt issuance costs	(2,524)	(2,737)	(3,377)
Total debt, net of debt issuance costs	219,796	256,896	267,736
Less: Debt maturing within one year	(2,823)	(3,250)	(3,250)
Long-term debt	$216,973	$253,646	$264,486

Credit Facility Covenants

The Term Facility contains restrictive covenants which require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the Term Facility agreement. We are in compliance with all credit facility covenants as of March 31, 2023, December 31, 2021 and  March 31, 2022.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the three months ended March 31, 2023 and 2022, there were no triggering events and the covenant was not in effect.

Both the Term Facility and the ABL Facility contain restrictions on the amount of dividend payments.

12. TAXES

We are subject to tax examinations in various taxing jurisdictions. The earliest years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2019
Various U.S. States	2018
Puerto Rico (U.S. Territory)	2018
Canada	2018
China	2019
Mexico	2021
United Kingdom	2021
Australia	2021

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three months ended March 31, 2023 and 2022. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rates for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022
Effective Tax Rate	21.8%	21.0%

13. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31,
(shares in thousands)	2023	2022

Basic - weighted average shares outstanding	7,346	7,306
Dilutive stock options(1)	-	104
Diluted - weighted average shares outstanding(2)	7,346	7,410
Anti-dilutive securities	265	107

(1) Due to a loss for the three months ended March 31, 2023, zero dilutive stock options are included for the period because the effect would be antidilutive.

(2) Due to a loss for the three months ended March 31, 2023, zero dilutive stock options are included for the period because the effect would be antidilutive.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
($ in thousands)	2023	2022

Interest paid	$4,100	$3,479

Change in contract receivables, net	$-	$794

Change in contract liabilities, net	$-	$(794)

Property, plant, and equipment purchases in accounts payable	$986	$1,962

15. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing. Our Wholesale segment includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail segment includes direct sales of our products to consumers through our e-commerce websites, our Rocky Outdoor Gear Store, and Lehigh businesses. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. The following is a summary of segment results for the Wholesale, Retail and Contract Manufacturing segments for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
NET SALES:
Wholesale	$80,050	$133,961
Retail	29,510	28,626
Contract Manufacturing	885	4,438
Total Net Sales	$110,445	$167,025

GROSS MARGIN:
Wholesale	$29,308	$48,259
Retail	14,379	13,848
Contract Manufacturing	72	720
Total Gross Margin	$43,759	$62,827

16. RESTRUCTURING CHARGES

In June 2022, we completed a cost savings review aimed at operating efficiencies to better position us for profitable growth. Following the integration of the Acquired Brands, we identified a number of operational synergies and cost savings opportunities, including a reduction in workforce.

During the three months ended March 31, 2023, the following activity was recorded:

Employee Severance, Benefits and
($ in thousands)	Related Costs
Accrued expenses, December 31, 2022	$381
Restructuring charges	-
Cash payments	(14)
Accrued expenses, March 31, 2023	$367

17. COMMITMENTS AND CONTINGENCIES

Litigation

We are currently party to litigation with a manufacturing supplier of the Acquired Brands. While it is not possible to predict the outcome of this litigation with certainty, we do not anticipate the resolution will have a material, adverse impact on our financial position. We believe that the likelihood of the resolution being materially adverse to our financial statements is remote and as such have not recorded any contingent liabilities within the accompanying Consolidated Financial Statements. In addition, we have not recorded any potential favorable resolution to the litigation due in accordance with ASC 450- 30, Gain Contingencies.

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. associated with the Acquired Brands during 2021 and 2022. As a result of the misclassification of HTS codes we have paid duties in excess of the required amount. We are in the process of filing multiple post summary corrections with U.S. Customs to seek refunds of duties paid in excess of the correct HTS codes. We have the potential to recover th e total amount of overpaid duties resulting in a potential refund of approximately $7.7 million, of which we have received $3.2 million in refunds during year ended December 31, 2022 and $1.9 million in refunds during the three months ended March 31, 2023. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying unaudited condensed consolidated balance sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the first quarter of 2023, we experienced a decline in sales for our brands and an increase in gross margin as a percentage of net sales. The increase in gross margin as a percentage of net sales was due to the realization of pricing actions taken in 2022, as well as decreases in in-bound logistics costs. We experienced an increased mix of Retail segment sales which carry higher gross margins than the Wholesale and Contract Manufacturing segments. We also experienced a decrease in operating expenses that was driven primarily by a decrease in variable expenses associated with lower sales and improved distribution center efficiencies compared with the year ago period.

We completed the sale of the Servus brand during the first quarter 2023. The gain of approximately $1.3 million on the sale of Servus is recorded in Interest Expense and Other Income - net within the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023. The Servus brand was sold to allow us to focus on our more profitable core brands and allocate resources toward growth and development of additional opportunities with those brands moving forward.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on Form 10-K for the year ended December 31, 2022.

	Three Months Ended
	March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of goods sold	60.4	62.4
Gross margin	39.6	37.6
Operating expenses	35.9	29.7
Income from operations	3.7%	7.9%

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

	Three Months Ended
	March 31,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$80,050	$133,961	$(53,911)	(40.24)%
Retail	29,510	28,626	884	3.1
Contract Manufacturing	885	4,438	(3,553)	(80.1)
Total Net Sales	$110,445	$167,025	$(56,580)	(33.9)%

The decrease in Wholesale sales in the first quarter of 2023 was due to inventory levels at our retail partners within our Wholesale channel and a softer demand environment compared to the year ago period.

Retail net sales for the three months ended March 31, 2023 slightly increased compared to the three months ended March 31, 2022 due to growth in our Lehigh business as we continue to expand our customer base and product offerings.

The decrease in Contract Manufacturing sales for the first three months of 2023 compared to the first three months of 2022 was due to the expiration of certain contracts with the U.S. Military.

	Three Months Ended
	March 31,
($ in thousands)	2023	2022	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$29,308	$48,259	$(18,951)
Margin %	36.6%	36.0%	0.6%
Retail Margin $'s	$14,379	$13,848	$531
Margin %	48.7%	48.4%	0.3%
Contract Manufacturing Margin $'s	$72	$720	$(648)
Margin %	8.1%	16.2%	(8.1)%
Total Margin $'s	$43,759	$62,827	$(19,068)
Margin %	39.6%	37.6%	2.0%

The increase in Wholesale gross margin as a percentage of sales for the quarter ended March 31, 2023 compared to the year ago period was due to realization of pricing actions taken in 2022, as well as decreases in in-bound logistics costs.

Retail gross margin increased for the three months ended March 31, 2023 compared to the same period a year ago due to pricing actions and a decrease in in-bound logistics costs.

Contract Manufacturing gross margin decreased in the first quarter of 2023 compared to the first quarter of 2022 due to volume related inefficiencies due to the expiring military contracts.

	Three Months Ended
	March 31,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$39,604	$49,630	$(10,026)	(20.2)%
% of Net Sales	35.9%	29.7%	6.2%

On an adjusted basis to exclude $0.8 million of Acquisition-related amortization in the first quarter of 2023 and $1.0 million in Acquisition-related amortization and integration expenses in the first quarter of 2022, operating expenses were $38.8 million in the current year period and $48.6 million in the year ago period. The decrease in operating expenses was driven by a decrease in variable expenses associated with lower sales and improved distribution center efficiencies compared with the year ago period.

	Three Months Ended
	March 31,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$(111)	$1,951	$(2,062)	(105.7)%
Effective Tax Rate	21.8%	21.0%	0.8%

The increase in our effective tax rate in the first quarter of 2023 compared to the same year ago period was due to changes in our projected income generated from our international business for fiscal year 2023 compared to fiscal year 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and borrowings under our credit facilities.

During the three months ended March 31, 2023, our primary use of cash was repayments on our credit facilities. Our working capital consists primarily of trade receivables and inventory, offset by debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $1.3 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.

We lease certain machinery, one shoe center, distribution centers in Lancaster, Ohio and Reno, Nevada and manufacturing facilities under operating leases that generally provide for renewal options.

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

Cash Flows

	Three Months Ended
	March 31,
($ in millions)	2023	2022
Operating activities	$20.8	$13.8
Investing activities	16.9	(1.2)
Financing activities	(38.4)	(3.5)
Net change in cash and cash equivalents	$(0.7)	$9.1

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2023 was primarily related to decreases in trade receivables and inventory. Cash provided by operating activities for the three months ended March 31, 2022 was primarily impacted by an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory.

Investing Activities. Cash provided by investing activities for the three months ended March 31, 2023 was primarily related to the sale of Servus brand. See Note 4. Cash used in investing activities for the three months ended March 31, 2022 was primarily related the purchase of investments in molds and equipment associated with our manufacturing operations, for information technology and for improvements to our distribution facility.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2023 was primarily related to payments on our revolving credit facility and term loan. Cash used in financing activities for the three months ended March 31, 2022 was primarily related to payments on our revolving credit facility and dividends paid on common stock.

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

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed March 10, 2023), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk as disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Our shareholder repurchase program expired on March 4, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1***	Employment Agreement, dated March 13, 2023, by and between the Company and Sarah O'Connor (incorporated by reference to Exhibit 101 to the Company's Current Report on Form 8-K dated February 13, 2023 and filed on February 13, 2023.

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

*** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information (i) is not material and (ii) would likely be competitively harmful if publicly disclosed. The registrant hereby undertakes to furnish copies of any of the omitted schedules or exhibits upon request of the U.S. Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: May 10, 2023	By:	/s/SARAH O'CONNOR
Sarah E. O'Connor
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)