Form 10-Q
period 2023-06-30
ROCKY BRANDS, INC.
filed 2023-08-09
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 7,366,201 shares of the Registrant's Common Stock outstanding on July 31, 2023.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,	June 30,
	2023	2022	2022
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,082	$5,719	$5,802
Trade receivables – net	72,566	94,953	115,794
Contract receivables	2,990	-	-
Other receivables	2,225	908	224
Inventories – net	218,327	235,400	287,817
Income tax receivable	3,494	-	6,360
Prepaid expenses	5,522	4,067	5,216
Total current assets	308,206	341,047	421,213
LEASED ASSETS	9,362	11,014	10,376
PROPERTY, PLANT & EQUIPMENT – net	54,032	57,359	61,352
GOODWILL	47,844	50,246	50,246
IDENTIFIED INTANGIBLES – net	114,019	121,782	124,740
OTHER ASSETS	1,049	942	911
TOTAL ASSETS	$534,512	$582,390	$668,838

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$61,225	$69,686	$130,246
Contract liabilities	2,990	-	-
Current Portion of Long-Term Debt	4,625	3,250	3,250
Accrued expenses:
Salaries and wages	2,791	1,253	4,869
Taxes – other	922	1,325	1,674
Accrued freight	2,491	2,413	2,290
Commissions	844	1,934	1,428
Accrued duty	6,377	6,764	12,144
Accrued interest	2,345	2,822	2,705
Income tax payable	-	1,172	-
Other	5,756	5,675	5,693
Total current liabilities	90,366	96,294	164,299
LONG-TERM DEBT	217,114	253,646	281,365
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	6,804	8,216	7,636
DEFERRED INCOME TAXES	8,006	8,006	10,293
DEFERRED LIABILITIES	1,325	586	609
TOTAL LIABILITIES	323,784	366,917	464,371
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2023 - 7,354,060; December 31, 2022 - 7,339,011; June 30, 2022 - 7,313,075	70,400	69,752	68,680
Retained earnings	140,328	145,721	135,787
Total shareholders' equity	210,728	215,473	204,467
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$534,512	$582,390	$668,838

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET SALES	$99,822	$162,039	$210,267	$329,063
COST OF GOODS SOLD	62,250	108,288	128,936	212,486
GROSS MARGIN	37,572	53,751	81,331	116,577

OPERATING EXPENSES	35,370	48,155	74,974	97,785

INCOME FROM OPERATIONS	2,202	5,596	6,357	18,792

INTEREST EXPENSE AND OTHER INCOME/(EXPENSE) – net	(5,630)	(4,323)	(10,294)	(8,230)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(3,428)	1,273	(3,937)	10,562

INCOME TAX (BENEFIT) EXPENSE	(713)	353	(823)	2,304

NET (LOSS) INCOME	$(2,715)	$920	$(3,114)	$8,258

(LOSS) INCOME PER SHARE
Basic	$(0.37)	$0.13	$(0.42)	$1.13
Diluted	$(0.37)	$0.12	$(0.42)	$1.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,354	7,313	7,350	7,310
Diluted	7,354	7,389	7,350	7,400

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2021	7,302	$68,061	$-	$129,794	$197,855

SIX MONTHS ENDED JUNE 30, 2022
Net income				$7,338	$7,338
Dividends paid on common stock ($0.155 per share)				(1,133)	(1,133)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	7	$145		-	145
Stock compensation expense	2	248		-	248
BALANCE - March 31, 2022	7,311	$68,454	$-	$135,999	$204,453

Net income				$920	$920
Dividends paid on common stock ($0.155 per share)				(1,132)	(1,132)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	-	-		-	-
Stock compensation expense	2	$226		-	226
BALANCE - June 30, 2022	7,313	$68,680	-	$135,787	$204,467

BALANCE - December 31, 2022	7,339	$69,752	-	$145,721	$215,473

SIX MONTHS ENDED JUNE 30, 2023
Net loss				$(398)	$(398)
Dividends paid on common stock ($0.155 per share)				(1,141)	(1,141)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	1	$8		-	8
Stock compensation expense	7	347		-	347
BALANCE - March 31, 2023	7,347	$70,107	$-	$144,182	$214,289

Net loss				$(2,715)	$(2,715)
Dividends paid on common stock ($0.155 per share)				(1,139)	(1,139)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	-	-		-	-
Stock compensation expense	7	$293		-	293
BALANCE - June 30, 2023	7,354	$70,400	$-	$140,328	$210,728

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,114)	$8,258
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,527	5,847
Amortization of debt issuance costs	427	427
Provision for bad debts	312	785
Loss on disposal of assets	240	1
Gain on sale of business	(1,341)	-
Stock compensation expense	640	474
Change in assets and liabilities:
Receivables	22,458	10,247
Contract receivables	(2,990)	1,062
Inventories	10,908	(54,958)
Other current assets	(1,455)	343
Other assets	1,546	6
Accounts payable	(10,076)	13,541
Accrued and other liabilities	(1,828)	8,528
Income taxes	(4,588)	(2,066)
Contract liabilities	2,990	(1,062)
Net cash provided by (used in) operating activities	19,656	(8,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,738)	(3,565)
Proceeds from sale of business	17,300	-
Net cash provided by (used in) investing activities	15,562	(3,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	26,399	20,820
Repayments on revolving credit facility	(36,750)	(5,050)
Repayments on term loan	(25,232)	(1,625)
Proceeds from stock options	8	145
Dividends paid on common stock	(2,280)	(2,265)
Net cash (used in) provided by financing activities	(37,855)	12,025

DECREASE IN CASH AND CASH EQUIVALENTS	(2,637)	(107)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	5,719	5,909
END OF PERIOD	$3,082	$5,802

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Georgia Boot, Durango, Lehigh, The Original Muck Boot Company ("Muck"), XTRATUF and Ranger. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military and western. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of normal and recurring nature. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2022 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2022, which includes all disclosures required by GAAP.

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

We adopted the new standard in Q1 2023 and the standard has not had a significant impact on our Consolidated Financial Statements year to date.

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, other customer receivables, net of allowances, and expected insurance recoveries. The carrying amounts of our long-term credit facility and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our credit facilities is categorized as Level 2.

We hold assets and liabilities in a separate trust in connection with deferred compensation plans. The fair value of these assets is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

4. SALE OF SERVUS BRAND AND RELATED ASSETS

On March 30, 2023, we completed the sale of the Servus brand and related assets to PQ Footwear, LLC and Petroquim S.R.L. (collectively "the Buyer"). Total consideration for this transaction was approximately $19.0 million, of which $17.3 million was received at closing. The remaining $1.7 million will be paid out in accordance with the purchase agreement. The sale of the Servus brand included the sale of inventory, fixed assets, customer relationships, tradenames, and goodwill, all of which related to our Wholesale segment. In connection with the sale of the Servus brand we also are licensing the rights to certain proprietary processes to the Buyer. We recorded a gain on the sale of Servus of approximately $1.3 million which is recorded within Interest Expense and Other Income/(Expense) - net on the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2023.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  June 30, 2023. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Current contract receivables represent contractual minimum payments required under non-cancellable contracts with the U.S. Military and other customers with a duration of one year or less.

Current contract liabilities are performance obligations that we expect to satisfy or relieve within the next twelve months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancellable contracts before the transfer of goods or services to the customer has occurred. Our contract liability represents unconditional obligations to provide goods under non-cancellable contracts with the U.S. Military and other customers.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	June 30,	December 31,	June 30,
($ in thousands)	2023	2022	2022
Contract liabilities	$2,990	$-	$-

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2022	-
Non-cancelable contracts with customers entered into during the period	$2,990
Revenue recognized related to non-cancelable contracts with customers during the period	-
Balance, June 30, 2023	$2,990

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 15 for segment disclosures.

7. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $3.2 million, $3.5 million and $2.6 million at June 30, 2023,  December 31, 2022 and  June 30, 2022, respectively. We record the allowance based on a data-driven approach, including historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $1.7 million, $2.1 million and $1.3 million at  June 30, 2023,  December 31, 2022 and  June 30, 2022, respectively.

8. INVENTORY

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2023	2022	2022
Raw materials	$17,671	$16,541	$22,214
Work-in-process	1,427	933	1,793
Finished goods	199,229	217,926	263,810
Total	$218,327	$235,400	$287,817

In accordance with ASC 606, the return reserve allowance included within inventories was approximately $1.0 million, $1.1 million and $0.7 million at June 30, 2023,  December 31, 2022 and  June 30, 2022, respectively.

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

10. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
June 30, 2023
Trademarks
Wholesale (1)	$69,439	-	$69,439
Retail	9,220	-	9,220
Patents	895	$836	59
Customer relationships (2)	41,659	6,358	35,301
Total Intangibles	$121,213	$7,194	$114,019

(1) Servus trademarks were reduced from approximately $2.5 million to zero at March 30, 2023 as a result of the sale of the Servus brand (see Note 4).

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

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
June 30, 2022
Trademarks
Wholesale	$72,579	-	$72,579
Retail	9,220	-	9,220
Patents	895	$815	80
Customer relationships	46,900	4,039	42,861
Total Intangibles	$129,594	$4,854	$124,740

The weighted average life for our patents is 6.9 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2023	2022	2023	2022
Amortization expense	$697	$788	$1,478	$1,575

A schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31 is as follows:

Amortization
($ in thousands)	Expense
2023	$1,394
2024	2,785
2025	2,781
2026	2,778
2027	2,776
2028	2,772
2029+	20,074

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

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. In June 2022, we further amended our ABL Facility to temporarily increase our borrowing capacity to $200 million through December 31, 2022, which thereafter will be reduced to $175 million. In November 2022, we entered into a third amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenants. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  June 30, 2023, we had borrowing capacity of $26.9 million.

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

Current and long-term debt consisted of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2023	2022	2022
Term Facility that matures in 2026 with an effective interest rate of 12.77%, 12.14% and 9.06% as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively	$91,100	$116,332	$125,938
ABL Facility that matures in 2026:
SOFR borrowings with an effective interest rate of 5.06%, 5.47% and 3.88% as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively	130,213	140,000	155,726
Prime borrowings with an effective interest rate of 8.25%, 7.27% and 5.00% as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively	2,737	3,301	6,115
Total debt	224,050	259,633	287,779
Less: Unamortized debt issuance costs	(2,311)	(2,737)	(3,164)
Total debt, net of debt issuance costs	221,739	256,896	284,615
Less: Debt maturing within one year	(4,625)	(3,250)	(3,250)
Long-term debt	$217,114	$253,646	$281,365

Credit Facility Covenants

The Term Facility contains restrictive covenants which require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the Term Facility agreement. We are in compliance with all credit facility covenants as of June 30, 2023, December 31, 2022 and  June 30, 2022.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the three and six months ended June 30, 2023 and 2022, there were no triggering events and the covenant was not in effect.

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

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and six months ended June 30, 2023 and 2022. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rates for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Effective Tax Rate	20.8%	27.7%	20.9%	21.8%

13. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in thousands)	2023	2022	2023	2022

Basic - weighted average shares outstanding	7,354	7,313	7,350	7,310
Dilutive stock options(1) (2)	-	76	-	90
Diluted - weighted average shares outstanding(1) (2)	7,354	7,389	7,350	7,400
Anti-dilutive securities	283	104	283	299

(1) Due to a loss for the three months ended June 30, 2023, zero dilutive stock options are included for the period because the effect would be antidilutive.

(2) Due to a loss for the six months ended June 30, 2023, zero dilutive stock options are included for the period because the effect would be antidilutive.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended
	June 30,
($ in thousands)	2023	2022

Interest paid	$4,244	$4,566

Federal, state, and local income taxes paid, net	$3,889	$4,047

Change in contract receivables, net	$(2,990)	$1,062

Change in contract liabilities, net	$2,990	$(1,062)

Property, plant, and equipment purchases in accounts payable	$1,114	$2,073

15. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing. Our Wholesale segment includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail segment includes direct sales of our products to consumers through our e-commerce websites, our Rocky Outdoor Gear Store, and Lehigh businesses. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. The following is a summary of segment results for the Wholesale, Retail and Contract Manufacturing segments for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2023	2022	2023	2022
NET SALES:
Wholesale	$71,462	$131,155	$151,513	$265,116
Retail	25,082	26,015	54,592	54,641
Contract Manufacturing	3,278	4,869	4,162	9,306
Total Net Sales	$99,822	$162,039	$210,267	$329,063

GROSS MARGIN:
Wholesale	$25,176	$40,509	$54,485	$88,768
Retail	12,219	12,730	26,598	26,578
Contract Manufacturing	177	512	248	1,231
Total Gross Margin	$37,572	$53,751	$81,331	$116,577

16. RESTRUCTURING CHARGES

In April 2023 and June 2022, we completed cost savings reviews aimed at operating efficiencies to better position us for profitable growth. We identified a number of operational synergies and cost savings opportunities, including a reduction in workforce. These restructuring charges are recorded within Operating Expenses on the accompanying unaudited condensed consolidated statement of operations.

During the six months ended June 30, 2023 and 2022, the following activity was recorded:

	Employee Severance, Benefits and Related Costs
	For the Six Months Ended June 30,
($ in thousands)	2023	2022
Accrued expenses, beginning of period	$381	-
Restructuring charges	1,034	$1,201
Cash payments	(314)	(100)
Accrued expenses, end of period	$1,101	$1,101

17. COMMITMENTS AND CONTINGENCIES

Litigation

We are currently party to litigation with a manufacturing supplier. While it is not possible to predict the outcome of this litigation with certainty, we do not anticipate the resolution will have a material, adverse impact on our financial position. We believe that the likelihood of the resolution being materially adverse to our financial statements is remote and as such have not recorded any contingent liabilities within the accompanying Consolidated Financial Statements. In addition, we have not recorded any potential favorable resolution to the litigation due in accordance with ASC 450- 30, Gain Contingencies.

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. associated with the Acquired Brands during 2021 and 2022. As a result of the misclassification of HTS codes we have paid duties in excess of the required amount. We are in the process of filing multiple post summary corrections with U.S. Customs to seek refunds of duties paid in excess of the correct HTS codes. We have the potential to recover th e total amount of overpaid duties resulting in a potential refund of approximately $7.7 million, of which we have received $3.2 million in refunds during the year ended December 31, 2022 and $1.9 million in refunds during the six months ended June 30, 2023. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying unaudited condensed consolidated balance sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the second quarter of 2023, we experienced a decline in sales for our brands and an increase in gross margin as a percentage of net sales. The decline in net sales during the second quarter of 2023 was due to a difficult macroeconomic backdrop coupled with overall elevated inventory levels for many of our retail partners. In addition, distribution challenges in 2021 resulted in late delivery of Fall 2021 inventory into the first half of 2022, causing a spike in orders in the such year period and creating a difficult year-over-year comparison. Lastly, the first six months of 2022 included NEOS brand net sales, which we divested in the third quarter of 2022 as well as Servus brand net sales which we divested in first quarter 2023.

The increase in gross margin as a percentage of net sales was due to the realization of pricing actions taken in the second half of 2022. Furthermore, we saw a larger mix of Retail segment sales, which carry higher margins than our Wholesale and Contract Manufacturing segments, as well as lower in-bound logistics costs compared to the year ago period, which both in part attributed to the higher margins in the second quarter of 2023.

During the second quarter of 2023, we experienced a decrease in our operating expenses which was driven by a decrease in variable expenses associated with lower sales and improved distribution center efficiencies compared with the year ago period. In addition, we saw a decrease in discretionary spending and a leaner operating structure in the second quarter of 2023 compared to the year ago period.

We completed the sale of the Servus brand during the first quarter of 2023. The gain of approximately $1.3 million on the sale of Servus is recorded in Interest Expense and Other Income/(Expense) - net within the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2023. The Servus brand was sold to allow us to focus on our more profitable core brands and allocate resources toward growth and development of additional opportunities with those brands moving forward.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.4	66.8	61.3	64.6
Gross margin	37.6	33.2	38.7	35.4
Operating expenses	35.4	29.7	35.7	29.7
Income from operations	2.2%	3.5%	3.0%	5.7%

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

	Three Months Ended
	June 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$71,462	$131,155	$(59,693)	(45.5)%
Retail	25,082	26,015	(933)	(3.6)
Contract Manufacturing	3,278	4,869	(1,591)	(32.7)
Total Net Sales	$99,822	$162,039	$(62,217)	(38.4)%

The decrease in Wholesale sales in the second quarter of 2023 was due to elevated inventory levels at our retail partners within our Wholesale channel and distribution challenges in 2021 resulting in the late delivery of Fall 2021 inventory into the first half of 2022, causing a spike in orders in such prior year period and creating a difficult year-over-year comparison.

The decrease in Retail net sales for the three months ended June 30, 2023 compared to the same period last year was primarily due to a decline in our branded e-Commerce and Marketplace businesses due to a difficult comparison with the prior year period. In the second quarter of 2022, our newly opened Reno distribution facility began shipping e-Commerce and Marketplace orders which had pent up demand.

Contract Manufacturing sales decreased in the second quarter of 2023 compared to the second quarter of 2022 due to the expiration of certain contracts with the U.S. Military.

	Three Months Ended
	June 30,
($ in thousands)	2023	2022	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$25,176	$40,509	$(15,333)
Margin %	35.2%	30.9%	4.3%
Retail Margin $'s	$12,219	$12,730	$(511)
Margin %	48.7%	48.9%	(0.2)%
Contract Manufacturing Margin $'s	$177	$512	$(335)
Margin %	5.4%	10.5%	(5.1)%
Total Margin $'s	$37,572	$53,751	$(16,179)
Margin %	37.6%	33.2%	4.4%

The increase in Wholesale gross margin as a percentage of net sales for the quarter ended June 30, 2023 compared to the year ago period was primarily due to the realization of pricing actions taken in the second half 2022 as well as lower in-bound logistics costs compared to the year ago period.

Retail gross margin as a percentage of net sales decreased slightly for the three months ended June 30, 2023 compared to the same period a year ago primarily due to the Lehigh business accounting for a larger percentage of Retail sales which carries lower margins.

Contract Manufacturing gross margin as a percentage of net sales decreased in the second quarter of 2023 compared to the second quarter of 2022 due to certain private label contracts that carried lower margins.

	Three Months Ended
	June 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$35,370	$48,155	$(12,785)	(26.5)%
% of Net Sales	35.4%	29.7%	5.7%

On an adjusted basis to exclude $0.7 million of Acquisition-related amortization and $1.0 million of restructuring costs in the second quarter of 2023, and $1.2 million of restructuring costs and $0.9 million in Acquisition-related amortization and integration expenses in the second quarter of 2022, adjusted operating expenses were $33.6 million in the current year period and $46.0 million in the year ago period. The decrease in operating expenses in the second quarter of 2023 compared to the second quarter of 2022 was driven by a decrease in variable expenses associated with lower sales and improved distribution center efficiencies compared with the year ago period. In addition, we saw a decrease in discretionary spending and a leaner operating structure in the second quarter of 2023 compared to the year ago period. As a percentage of net sales, the increase in operating expenses was attributable to deleveraging topline sales compared to the year ago period.

	Three Months Ended
	June 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax (Benefit) Expense	$(713)	$353	$(1,066)	(302.0)%
Effective Tax Rate	20.8%	27.7%	(6.9)%

The decrease in our effective tax rate in the second quarter of 2023 compared to the same year ago period was due to changes in our projected income generated from our international business for fiscal year 2023 compared to fiscal year 2022.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

	Six Months Ended
	June 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$151,513	$265,116	$(113,603)	(42.9)%
Retail	54,592	54,641	(49)	(0.1)
Contract Manufacturing	4,162	9,306	(5,144)	(55.3)
Total Net Sales	$210,267	$329,063	$(118,796)	(36.1)%

The decrease in Wholesale sales for the six months ended June 30, 2023 was due to elevated inventory levels at our retail partners within our Wholesale channel and a softer demand environment compared to the year ago period. In addition, distribution challenges in 2021 resulted in late delivery of Fall 2021 inventory into the first half of 2022, causing a spike in orders in the year ago period and creating a tough year-over-year comparison.

Retail net sales decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decline in our branded e-Commerce and Marketplace businesses due to a difficult comparison with the prior year period. In the second quarter of 2022, our newly opened Reno distribution facility began shipping e-Commerce and Marketplace orders which had pent up demand.

The decrease in Contract Manufacturing sales for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to the expiration of certain contracts with the U.S. Military.

	Six Months Ended
	June 30,
($ in thousands)	2023	2022	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$54,485	$88,768	$(34,283)
Margin %	36.0%	33.5%	2.5%
Retail Margin $'s	$26,598	$26,578	$20
Margin %	48.7%	48.6%	0.1%
Contract Manufacturing Margin $'s	$248	$1,231	$(983)
Margin %	6.0%	13.2%	(7.2)%
Total Margin $'s	$81,331	$116,577	$(35,246)
Margin %	38.7%	35.4%	3.3%

The increase in Wholesale gross margin as a percentage of net sales for the six months ended June 30, 2023 compared to the year ago period was due to realization of pricing actions taken in 2022 as well as lower in-bound logistics costs compared to the year ago period.

Retail gross margin as a percentage of net sales for the six months ended June 30, 2023 remained relatively consistent with the year ago period.

Contract Manufacturing gross margin as a percentage of net sales decreased for the six months ended June 30, 2023 compared to the same period a year ago due to certain private label contracts that carried lower margins.

	Six Months Ended
	June 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$74,974	$97,785	$(22,811)	(23.3)%
% of Net Sales	35.7%	29.7%	6.0%

On an adjusted basis to exclude $1.5 million of Acquisition-related amortization for the six months ended June 30, 2023 and $1.2 million of restructuring costs and $2.0 million in Acquisition-related amortization and integration expenses for the six months ended June 30, 2022, adjusted operating expenses were $73.5 million in the current year period and $94.6 million in the year ago period. The decrease in operating expenses for the six months ended June 30, 2023 was driven by a decrease in variable expenses associated with lower sales and improved distribution center efficiencies compared with the year ago period. In addition, we saw a decrease in discretionary spending and a leaner operating structure in the second quarter of 2023 compared to the year ago period. As a percentage of net sales, the increase in operating expenses is attributable to deleveraging topline sales compared to the year ago period.

	Six Months Ended
	June 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax (Benefit) Expense	$(823)	$2,304	$(3,127)	(135.7)%
Effective Tax Rate	20.9%	21.8%	(0.9)%

The decrease in our effective tax rate for the six months ended June 30, 2023 compared to the same year ago period was due to changes in our projected income generated from our international business for fiscal year 2023 compared to fiscal year 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and income from the sale of Servus during the six months ended June 30, 2023.

During the six months ended June 30, 2023, our primary use of cash was payments on our credit facilities. Our working capital consists primarily of trade receivables and inventory, offset by short-term debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $2.3 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively.

We lease certain machinery, one shoe center, a distribution center in Reno, Nevada, and manufacturing facilities under operating leases that generally provide for renewal options.

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

Cash Flows

	Six Months Ended
	June 30,
($ in millions)	2023	2022
Operating activities	$19.7	$(8.6)
Investing activities	15.6	(3.5)
Financing activities	(37.9)	12.0
Net change in cash and cash equivalents	$(2.6)	$(0.1)

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2023 was primarily impacted by a decrease in inventory and trade receivables offset by a decrease in accounts payable. Cash used in operating activities for the six months ended June 30, 2022 was primarily used to purchase inventory.

Investing Activities. Cash provided by investing activities for the six months ended June 30, 2023 was primarily related to the sale of the Servus brand. See Note 4. Cash used in investing activities for the six months ended June 30, 2022 was primarily related to the purchase of investments in molds and equipment associated with our manufacturing operations, information technology, and improvements to our distribution facility.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2023 was primarily related to payments on our revolving credit facility and term loan. Cash provided by financing activities for the six months ended June 30, 2022 was primarily related to proceeds on our revolving credit facility.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed March 10, 2023) and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (filed May 10, 2023), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Our shareholder repurchase program expired on March 4, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1***	Fourth Amendment to the Loan and Security Agreement, date May 9, 2023, between the Company, TCW Asset Management Company LLC and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K dated May 9, 2023 and filed on May 10, 2023).

10.2***	Fourth Amendment to ABL Loan and Security Agreement, dated May 19, 2023, between the Company, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2023 and filed on May 24, 2023.Fourth Amendment to ABL Loan and Security Agreement, dated May 19, 2023, between the Company, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2023 and filed on May 24, 2023.

10.3*	Fifth Amendment to the Loan and Security Agreement, effective as of May 10, 2023, between the Company, TCW Asset Management Company LLC and other lenders party thereto.

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

*** Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules or exhibits upon request of the U.S. Securities and Exchange Commission

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 9, 2023	By:	/s/ SARAH O'CONNOR
Sarah O'Connor
Senior Vice President Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)