Form 10-Q
period 2023-09-30
ROCKY BRANDS, INC.
filed 2023-11-08
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 7,377,829 shares of the Registrant's Common Stock outstanding on October 31, 2023.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,	September 30,
	2023	2022	2022
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,240	$5,719	$7,277
Trade receivables – net	97,844	94,953	118,193
Contract receivables	2,990	-	-
Other receivables	2,207	908	490
Inventories – net	194,734	235,400	265,082
Income tax receivable	2,445	-	1,633
Prepaid expenses	4,985	4,067	4,360
Total current assets	309,445	341,047	397,035
LEASED ASSETS	7,982	11,014	9,971
PROPERTY, PLANT & EQUIPMENT – net	53,124	57,359	60,271
GOODWILL	47,844	50,246	50,246
IDENTIFIED INTANGIBLES – net	113,321	121,782	122,552
OTHER ASSETS	1,015	942	878
TOTAL ASSETS	$532,731	$582,390	$640,953

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$62,733	$69,686	$101,683
Contract liabilities	2,990	-	-
Current Portion of Long-Term Debt	2,704	3,250	3,250
Accrued expenses:
Salaries and wages	2,685	1,253	3,667
Taxes – other	832	1,325	1,784
Accrued freight	2,707	2,413	3,842
Commissions	823	1,934	1,619
Accrued duty	6,395	6,764	8,051
Accrued interest	2,280	2,822	2,314
Income tax payable	-	1,172	-
Other	5,553	5,675	5,486
Total current liabilities	89,702	96,294	131,696
LONG-TERM DEBT	211,190	253,646	281,515
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	5,715	8,216	7,394
DEFERRED INCOME TAXES	8,006	8,006	10,293
DEFERRED LIABILITIES	1,179	586	558
TOTAL LIABILITIES	315,961	366,917	431,625
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2023 - 7,366,201; December 31, 2022 - 7,339,011; September 30, 2022 - 7,322,232	70,757	69,752	68,986
Retained earnings	146,013	145,721	140,342
Total shareholders' equity	216,770	215,473	209,328
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$532,731	$582,390	$640,953

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET SALES	$125,614	$147,486	$335,881	$476,549
COST OF GOODS SOLD	79,076	95,556	208,012	308,042
GROSS MARGIN	46,538	51,930	127,869	168,507

OPERATING EXPENSES	32,259	40,305	107,233	138,089

INCOME FROM OPERATIONS	14,279	11,625	20,636	30,418

INTEREST EXPENSE AND OTHER – net	(5,649)	(4,181)	(15,943)	(12,411)

INCOME BEFORE INCOME TAX EXPENSE	8,630	7,444	4,693	18,007

INCOME TAX EXPENSE	1,803	1,753	980	4,057

NET INCOME	$6,827	$5,691	$3,713	$13,950

INCOME PER SHARE
Basic	$0.93	$0.78	$0.50	$1.91
Diluted	$0.93	$0.77	$0.50	$1.89

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,366	7,319	7,355	7,313
Diluted	7,375	7,349	7,374	7,382

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2021	7,302	$68,061	$-	$129,794	$197,855

NINE MONTHS ENDED SEPTEMBER 30, 2022
Net income				$7,338	$7,338
Dividends paid on common stock ($0.155 per share)				(1,133)	(1,133)
Stock issued for options exercised, including tax benefits	7	$145		-	145
Stock compensation expense	2	248		-	248
BALANCE - March 31, 2022	7,311	$68,454	$-	$135,999	$204,453

Net income				$920	$920
Dividends paid on common stock ($0.155 per share)				(1,132)	(1,132)
Stock issued for options exercised, including tax benefits	-	-		-	-
Stock compensation expense	2	$226		-	226
BALANCE - June 30, 2022	7,313	$68,680	$-	$135,787	$204,467

Net income				$5,691	$5,691
Dividends paid on common stock ($0.155 per share)				(1,136)	(1,136)
Stock issued for options exercised, including tax benefits	7	$79		-	79
Stock compensation expense	2	227		-	227
BALANCE - September 30, 2022	7,322	$68,986	$-	$140,342	$209,328

BALANCE - December 31, 2022	7,339	$69,752	$-	$145,721	$215,473

NINE MONTHS ENDED SEPTEMBER 30, 2023
Net loss				$(398)	$(398)
Dividends paid on common stock ($0.155 per share)				(1,141)	(1,141)
Stock issued for options exercised, including tax benefits	1	$8		-	8
Stock compensation expense	7	347		-	347
BALANCE - March 31, 2023	7,347	$70,107	$-	$144,182	$214,289

Net loss				$(2,715)	$(2,715)
Dividends paid on common stock ($0.155 per share)				(1,139)	(1,139)
Stock issued for options exercised, including tax benefits	-	-		-	-
Stock compensation expense	7	$293		-	293
BALANCE - June 30, 2023	7,354	$70,400	$-	$140,328	$210,728

Net income				$6,827	$6,827
Dividends paid on common stock ($0.155 per share)				(1,142)	(1,142)
Stock issued for options exercised, including tax benefits	4	$75		-	75
Stock compensation expense	8	282		-	282
BALANCE - September 30, 2023	7,366	$70,757	$-	$146,013	$216,770

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,713	$13,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,251	8,759
Amortization of debt issuance costs	640	640
Provision for bad debts	526	1,935
Loss (gain) on disposal of assets	143	(1,174)
Gain on sale of business	(1,341)	-
Stock compensation expense	922	701
Change in assets and liabilities:
Receivables	(3,015)	6,719
Contract receivables	(2,990)	1,062
Inventories	34,502	(34,667)
Other current assets	(918)	1,604
Other assets	2,959	39
Accounts payable	(8,396)	(14,690)
Accrued and other liabilities	(3,315)	4,195
Income taxes	(3,538)	2,661
Contract liabilities	2,990	(1,062)
Net cash provided by (used in) operating activities	31,133	(9,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,931)	(5,677)
Proceeds from the sale of assets	-	5,469
Proceeds from sale of business	17,300	-
Net cash provided by (used in) investing activities	14,369	(208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	50,496	30,531
Repayments on revolving credit facility	(66,400)	(11,013)
Repayments on term loan	(27,738)	(5,437)
Proceeds from stock options	83	224
Dividends paid on common stock	(3,422)	(3,401)
Net cash (used in) provided by financing activities	(46,981)	10,904

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,479)	1,368

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	5,719	5,909
END OF PERIOD	$4,240	$7,277

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the unaudited condensed consolidated financial statements are considered to be of normal and recurring nature. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2022 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2022, which includes all disclosures required by GAAP.

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

4. SALE OF SERVUS BRAND AND RELATED ASSETS

On March 30, 2023, we completed the sale of the Servus brand and related assets to PQ Footwear, LLC and Petroquim S.R.L. (collectively "the Buyer"). Total consideration for this transaction was approximately $19.0 million, of which $17.3 million was received at closing. The remaining $1.7 million will be paid out in accordance with the purchase agreement. The sale of the Servus brand included the sale of inventory, fixed assets, customer relationships, tradenames, and goodwill, all of which related to our Wholesale segment. In connection with the sale of the Servus brand we also are licensing the rights to certain proprietary processes to the Buyer. We recorded a gain on the sale of Servus of approximately $1.3 million which is recorded within Interest Expense and Other - net on the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023.

5. SALE OF NEOS BRAND AND RELATED ASSETS

On September 30, 2022, we completed the sale of the NEOS brand and related assets to certain entities controlled by SureWerx pursuant to terms of an asset purchase agreement dated September 30, 2022. Total consideration for this transaction was approximately $5.8 million, of which $5.5 million was received at closing. The remaining $0.3 million was deposited in escrow and will be managed and paid out in accordance with the terms of the asset purchase agreement and the escrow agreement. The sale of NEOS brand included the sale of inventory, fixed assets, customer relationships and tradenames, all of which related to our Wholesale segment.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  September 30, 2023. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers.

	September 30,	December 31,	September 30,
($ in thousands)	2023	2022	2022
Contract liabilities	$2,990	$-	$-

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2022	-
Non-cancelable contracts with customers entered into during the period	$2,990
Revenue recognized related to non-cancelable contracts with customers during the period	-
Balance, September 30, 2023	$2,990

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 15 for segment disclosures.

7. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for uncollectible accounts of approximately $2.1 million, $3.5 million and $2.5 million at September 30, 2023,  December 31, 2022 and  September 30, 2022, respectively. We record the allowance based on a data-driven approach, including historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

In accordance with ASC 606, the return reserve liability netted against trade receivables was approximately $1.8 million, $2.1 million and $2.2 million at  September 30, 2023,  December 31, 2022 and  September 30, 2022, respectively.

8. INVENTORY

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2023	2022	2022
Raw materials	$16,700	$16,541	$18,959
Work-in-process	1,292	933	1,412
Finished goods	176,742	217,926	244,711
Total	$194,734	$235,400	$265,082

In accordance with ASC 606, the return reserve allowance included within inventories was approximately $1.0 million, $1.1 million and $1.2 million at September 30, 2023,  December 31, 2022 and  September 30, 2022, respectively.

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

10. IDENTIFIED INTANGIBLE ASSETS

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
September 30, 2023
Trademarks
Wholesale (1)	$69,439	-	$69,439
Retail	9,220	-	9,220
Patents	895	$841	54
Customer relationships (2)	41,659	7,051	34,608
Total Intangibles	$121,213	$7,892	$113,321

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

(1) NEOS trademarks were reduced from approximately $0.6 million to zero at September 30, 2022 as a result of the sale of the NEOS brand (see Note 5)

(2)  Customer relationships relating to the NEOS brand of approximately $0.9 million and related amortization of approximately $0.1 million was reduced to zero at September 30, 2022 as a result of the sale of the NEOS brand (see Note 5).

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
September 30, 2022
Trademarks
Wholesale	$71,981	-	$71,981
Retail	9,220	-	9,220
Patents	895	$821	74
Customer relationships	46,006	4,729	41,277
Total Intangibles	$128,102	$5,550	$122,552

(1) NEOS trademarks were reduced from approximately $0.6 million to zero at September 30, 2022 as a result of the sale of the NEOS brand (see Note 5).

(2)  Customer relationships relating to the NEOS brand of approximately $0.9 million and related amortization of approximately $0.1 million was reduced to zero at September 30, 2022 as a result of the sale of the NEOS brand (see Note 5).

The weighted average life for our patents is 6.7 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
Amortization expense	$697	$788	$2,175	$2,362

A schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31 is as follows:

Amortization
($ in thousands)	Expense
2023	$697
2024	2,785
2025	2,781
2026	2,778
2027	2,776
2028	2,771
2029+	20,074

11.LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility ("Term Facility") with TCW Asset Management Company, LLC (TCW), as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provided for quarterly payments of principal and bore interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest is assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 4.00, the effective interest rate will be SOFR plus 7.75% (or at our option, Prime Rate plus 6.75%). If our total leverage ratio is less than 4.00 but greater than or equal to 3.50, the effective interest rate will be SOFR plus 7.50% (or at our option, Prime Rate plus 6.50%). If our total leverage ratio is less than 3.50 but greater than 3.00, the effective interest rate will be SOFR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.00, the effective interest rate will be SOFR plus 6.50% (or at our option, Prime Rate plus 5.50%).The Term Facility also has a SOFR floor rate of 1.00%. In June 2022, we entered into a second amendment with TCW to further amend our Term Facility to consent to the modifications in our borrowing capacity under the ABL Facility as described below, and to adjust certain pricing and prepayment terms, among other things. The second amendment also modified the interest index to provide the use of SOFR to calculate interest rather than LIBOR. The effective interest rate was increased to SOFR plus 7.50% through November 2022. In November 2022, the Term Facility was amended to increase the effective interest rate to SOFR plus 7.00% until June 2023 and to provide certain EBITDA adjustments with respect to financial covenants, among other things. In May 2023, we entered into a fourth amendment with TCW to further amend our Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the method to calculate total debt, continue certain pricing terms, extend certain prepayment terms, and pay such lenders certain amendment fees, among other things. In October 2023, we entered into a sixth amendment with TCW to further amend our Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the performance pricing grid, adjust the total leverage ratio periodically through June 30, 2025, among other things.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The Term Facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. In June 2022, we further amended our ABL Facility to temporarily increase our borrowing capacity to $200 million through December 31, 2022, which thereafter will be reduced to $175 million. In November 2022, we entered into a third amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenant. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. In October 2023, we entered into a fifth amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenant. As of  September 30, 2023, we had borrowing capacity of $37.6 million.

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

Current and long-term debt consisted of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2023	2022	2022
Term Facility that matures in 2026 with an effective interest rate of 12.77%, 12.14% and 9.06% as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively	$88,594	$116,332	$122,125
ABL Facility that matures in 2026:
SOFR borrowings with an effective interest rate of 7.25%, 5.47% and 5.52% as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively	124,660	140,000	162,839
Prime borrowings with an effective interest rate of 8.75%, 7.27% and 6.50% as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively	2,737	3,301	2,752
Total debt	215,991	259,633	287,716
Less: Unamortized debt issuance costs	(2,097)	(2,737)	(2,951)
Total debt, net of debt issuance costs	213,894	256,896	284,765
Less: Debt maturing within one year	(2,704)	(3,250)	(3,250)
Long-term debt	$211,190	$253,646	$281,515

Credit Facility Covenants

The Term Facility contains restrictive covenants which require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the Term Facility agreement. We are in compliance with all credit facility covenants as of September 30, 2023, December 31, 2022 and  September 30, 2022.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the three and nine months ended September 30, 2023 and 2022, there were no triggering events and the covenant was not in effect.

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

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and nine months ended September 30, 2023 and 2022. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

Our estimated effective tax rates for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Effective Tax Rate	20.9%	23.5%	20.9%	22.5%

13. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in thousands)	2023	2022	2023	2022

Basic - weighted average shares outstanding	7,366	7,319	7,355	7,313
Dilutive restricted share units	3	-	5	-
Dilutive stock options	6	30	14	69
Diluted - weighted average shares outstanding	7,375	7,349	7,374	7,382
Anti-dilutive securities	262	236	262	117

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended
	September 30,
($ in thousands)	2023	2022

Interest paid	$10,133	$11,625

Federal, state, and local income taxes paid, net	$4,661	$4,191

Change in contract receivables, net	$(2,990)	$1,062

Change in contract liabilities, net	$2,990	$(1,062)

Property, plant, and equipment purchases in accounts payable	$942	$1,742

15. SEGMENT INFORMATION

We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing. Our Wholesale segment includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores, and specialty safety shoe stores. Our Retail segment includes direct sales of our products to consumers through our e-commerce websites, our Rocky Outdoor Gear Store, and Lehigh businesses. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. The following is a summary of segment results for the Wholesale, Retail and Contract Manufacturing segments for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
NET SALES:
Wholesale	$99,716	$120,742	$251,228	$385,858
Retail	24,523	23,429	79,114	78,070
Contract Manufacturing	1,375	3,315	5,539	12,621
Total Net Sales	$125,614	$147,486	$335,881	$476,549

GROSS MARGIN:
Wholesale	$34,599	$40,007	$89,084	$128,775
Retail	11,781	11,413	38,379	37,991
Contract Manufacturing	158	510	406	1,741
Total Gross Margin	$46,538	$51,930	$127,869	$168,507

16. RESTRUCTURING CHARGES

In September 2023, April 2023, and June 2022, we completed cost savings reviews aimed at operating efficiencies to better position us for profitable growth. We identified a number of operational synergies and cost savings opportunities, including a reduction in workforce. These restructuring charges are recorded within Operating Expenses on the accompanying unaudited condensed consolidated statement of operations.

During the three and nine months ended September 30, 2023 and 2022, the following activity was recorded:

	Employee Severance, Benefits and Related Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Accrued expenses, beginning of period	$1,101	$1,101	$381	-
Restructuring charges	453	-	1,486	$1,201
Cash payments	(334)	(553)	(647)	(653)
Accrued expenses, end of period	$1,220	$548	$1,220	$548

17. COMMITMENTS AND CONTINGENCIES

Litigation

We are currently party to litigation with a manufacturing supplier. While it is not possible to predict the outcome of this litigation with certainty, we do not anticipate the resolution will have a material, adverse impact on our financial position. We believe that the likelihood of the resolution being materially adverse to our financial statements is remote and as such have not recorded any contingent liabilities within the accompanying Unaudited Condensed Consolidated Financial Statements. In addition, we have not recorded any potential favorable resolution to the litigation due in accordance with ASC 450- 30, Gain Contingencies.

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. associated with the Acquired Brands during 2021 and 2022. As a result of the misclassification of HTS codes we have paid duties in excess of the required amount. We are in the process of filing multiple post summary corrections with U.S. Customs to seek refunds of duties paid in excess of the correct HTS codes. We have the potential to recover th e total amount of overpaid duties resulting in a potential refund of approximately $7.7 million, of which we have received $3.2 million in refunds during the year ended December 31, 2022 and $1.9 million in refunds during the nine months ended September 30, 2023. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying unaudited condensed consolidated balance sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the third quarter of 2023, our financial performance improved, resulting in higher profitability, despite experiencing a decline in net sales over the third quarter of 2022. The decline in net sales over the year ago period was due to a difficult macroeconomic backdrop coupled with elevated inventory levels at many of our retail partners. However, we observed steady improvements in the third quarter compared to the first six months of the year.

In addition to the challenges faced in the third quarter, we experienced distribution challenges in 2021 that resulted in late delivery of Fall 2021 inventory into the first half of 2022, creating a difficult year-over-year comparison for the first nine months of 2023. Furthermore, the third quarter and first nine months of 2022 included net sales from the Servus and NEOS brands, which we divested on March 30, 2023 and September 30, 2022, respectively.

Although third quarter net sales did not reach year ago levels, our efforts to enhance our distribution and fulfillment capabilities along with cost reduction initiatives, including reduced freight rates, has allowed us to transform a 14.8% decrease in revenue into a 22.8% increase in operating income.

The upturn in our profitability during the third quarter of 2023 in comparison to the third quarter of 2022, can be attributed to improved gross margins and reduced operating expenses. The increase in gross margin as a percentage of net sales is due to several key factors. Notably, higher Wholesale segment gross margins resulted from the realization of pricing actions taken in the second half of 2022. Additionally, a reduction in inbound logistics costs and a greater proportion of Retail segment sales, which carry higher gross margins than our Wholesale and Contract Manufacturing segments, also contributed to the increase.

The decrease in operating expenses as a percentage of net sales was driven primarily by a decrease in out-bound freight expense and other variable expenses associated with lower sales and improved distribution center efficiencies compared with the year ago period as well as a decrease in discretionary spending.

During the first quarter of 2023, we divested the Servus brand. The gain of approximately $1.3 million on the sale of the Servus brand during the first quarter was recorded within Interest Expense and Other - net in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023. The Servus brand was sold to allow us to focus on our more profitable core brands and allocate resources toward growth and development of additional opportunities with those brands moving forward.

We completed the sale of the NEOS brand during the third quarter 2022. The sale of NEOS inventory is recorded within net sales and cost of goods sold within the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022. The gain on sale of the NEOS assets is recorded as a reduction of operating expenses within the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.0	64.8	61.9	64.6
Gross margin	37.0	35.2	38.1	35.4
Operating expenses	25.7	27.3	31.9	29.0
Income from operations	11.3%	7.9%	6.2%	6.4%

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

	Three Months Ended
	September 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$99,716	$120,742	$(21,026)	(17.4)%
Retail	24,523	23,429	1,094	4.7
Contract Manufacturing	1,375	3,315	(1,940)	(58.5)
Total Net Sales	$125,614	$147,486	$(21,872)	(14.8)%

Wholesale net sales for the third quarter of 2023 and 2022 were $99.7 million and $120.7 million, respectively. Excluding $3.6 million of net sales associated with the disposition of inventory assets from the sale of the NEOS brand, Wholesale net sales for the third quarter of 2022 were $117.1 million. The decrease in Wholesale net sales in the third quarter of 2023 versus the prior year period was primarily due to elevated inventory levels at our retail partners within our Wholesale channel and a difficult macroeconomic backdrop. Additionally, the three months ended September 30, 2022 included net sales under the Servus brand, which was divested prior to the third quarter of 2023.

The increase in Retail net sales for the three months ended September 30, 2023 compared to the same period last year was primarily due to enhanced digital marketing efforts in our branded e-Commerce business.

Contract Manufacturing sales decreased in the third quarter of 2023 compared to the third quarter of 2022 due to the expiration of certain contracts with the U.S. Military.

	Three Months Ended
	September 30,
($ in thousands)	2023	2022	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$34,599	$40,007	$(5,408)
Margin %	34.7%	33.1%	1.6%
Retail Margin $'s	$11,781	$11,413	$368
Margin %	48.0%	48.7%	(0.7)%
Contract Manufacturing Margin $'s	$158	$510	$(352)
Margin %	11.5%	15.4%	(3.9)%
Total Margin $'s	$46,538	$51,930	$(5,392)
Margin %	37.0%	35.2%	1.8%

Wholesale gross margin for the third quarter of 2023 was $34.6 million or 34.7% of net sales compared to gross margin for the prior period of $40.0 million or 33.1% of net sales. Excluding the impact on gross margin related to the disposition of inventory assets from the sale of the NEOS brand, Wholesale gross margin was $38.9 million, or 33.2% of adjusted net sales, for the third quarter of 2022. The increase in Wholesale gross margin as a percentage of net sales was primarily due to the realization of pricing actions taken in the second half of 2022 as well as lower in-bound logistics costs compared to the year ago period.

The reduction in Retail gross margin as a percentage of net sales for the three months ending September 30, 2023 compared to the same period last year, was attributed to our deliberate promotion of products on our e-Commerce platforms, aimed at optimizing inventory levels.

Contract Manufacturing gross margin as a percentage of net sales decreased in the third quarter of 2023 compared to the third quarter of 2022 due to certain private label contracts that carried lower margins.

	Three Months Ended
	September 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$32,259	$40,305	$(8,046)	(20.0)%
% of Net Sales	25.7%	27.3%	-1.6%

In the third quarter of 2023, operating expenses were $30.7 million or 24.5% of net sales, excluding $0.7 million of Acquisition-related amortization, $0.4 million of expenses related to the closure of our Rock Island manufacturing facility, and $0.5 million of restructuring costs. In the third quarter of 2022, operating expenses were $39.5 million or 27.4% of adjusted net sales, excluding $0.8 million of Acquisition-related amortization and $0.03 million related to the disposition of assets.

The reduction in operating expenses, both in total and as a percentage of net sales in the third quarter of 2023 compared to the third quarter of 2022 was attributed to lower outbound freight costs and other variable expenses stemming from decreased sales volumes, as well as enhanced efficiencies at our distribution centers. Furthermore, a decrease in discretionary spending and a more streamlined operating structure in the third quarter of 2023 compared to the year ago period also contributed to these lower operating expenses.

	Three Months Ended
	September 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax (Benefit) Expense	$1,803	$1,753	$50	2.9%
Effective Tax Rate	20.9%	23.5%	(2.6)%

The decrease in our effective tax rate in the third quarter of 2023 compared to the same year ago period was due to changes in our projected income generated from our international business for fiscal year 2023 compared to fiscal year 2022.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

	Nine Months Ended
	September 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$251,228	$385,858	$(134,630)	(34.9)%
Retail	79,114	78,070	1,044	1.3
Contract Manufacturing	5,539	12,621	(7,082)	(56.1)
Total Net Sales	$335,881	$476,549	$(140,668)	(29.5)%

For the nine months ended September 30, 2023 and 2022, Wholesale net sales were $252.8 million and $382.3 million, respectively, excluding returns resulting from a supplier-related dispute in the current period and net sales relating to the disposition of inventory assets from the sale of the NEOS brand in the prior period. The decrease in Wholesale sales for the nine months ended September 30, 2023 was due to elevated inventory levels at our retail partners within our Wholesale channel and a softer demand environment compared to the year ago period. In addition, distribution challenges in 2021 resulted in late delivery of Fall 2021 inventory into the first half of 2022, creating a tough year-over-year comparison. Furthermore, the nine months ended September 30, 2023 included nine months of net sales from the Servus brand which was divested in the first quarter of 2023.

Retail net sales increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to enhanced digital marketing efforts in our branded e-Commerce business.

The decrease in Contract Manufacturing sales for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to the expiration of certain contracts with the U.S. Military.

	Nine Months Ended
	September 30,
($ in thousands)	2023	2022	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$89,084	$128,775	$(39,691)
Margin %	35.5%	33.4%	2.1%
Retail Margin $'s	$38,379	$37,991	$388
Margin %	48.5%	48.7%	(0.2)%
Contract Manufacturing Margin $'s	$406	$1,741	$(1,335)
Margin %	7.3%	13.8%	(6.5)%
Total Margin $'s	$127,869	$168,507	$(40,638)
Margin %	38.1%	35.4%	2.7%

Wholesale gross margin for the first nine months of 2023 and 2022 was $90.4 million, or 35.8% of adjusted net sales and $127.7 million, or 33.4% of adjusted net sales, respectively, excluding returns resulting from a supplier-related dispute in the current period and gross margin relating to the disposition of inventory assets in connection with the sale of the NEOS brand in the prior period. The increase in Wholesale gross margin as a percentage of net sales for the nine months ended September 30, 2023 compared to the year ago period was due to realization of pricing actions taken in 2022 as well as lower in-bound logistics costs compared to the year ago period.

Retail gross margin as a percentage of net sales decreased slightly for the nine months ended September 30, 2023 compared to the same period a year ago primarily due to the Lehigh business accounting for a larger percentage of Retail sales which carries lower margins.

Contract Manufacturing gross margin as a percentage of net sales decreased for the nine months ended September 30, 2023 compared to the same period a year ago due to certain private label contracts that carried lower margins.

	Nine Months Ended
	September 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$107,233	$138,089	$(30,856)	(22.3)%
% of Net Sales	31.9%	29.0%	2.9%

Operating expenses for the nine months ending September 30, 2023, were $103.2 million, excluding $2.1 million of Acquisition-related amortization, $0.4 million due to the closure of the Rock Island facility, and $1.5 million of restructuring costs. Operating expenses for the nine months ending September 30, 2022 were $134.1 million, excluding $2.3 million in Acquisition-related amortization, $0.03 million is disposition of assets, $0.4 million in acquisition-related integration expenses, and $1.2 million in restructuring costs. The reduction in operating expenses for the nine months ended September 30, 2023 was driven by lower out-bound freight expense and other variable expenses stemming from decreased sales volumes.

	Nine Months Ended
	September 30,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax (Benefit) Expense	$980	$4,057	$(3,077)	(75.8)%
Effective Tax Rate	20.9%	22.5%	(1.6)%

The decrease in our effective tax rate for the nine months ended September 30, 2023 compared to the same year ago period was due to changes in our projected income generated from our international business for fiscal year 2023 compared to fiscal year 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations and income from the sale of the Servus brand during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, our primary use of cash was payments on our credit facilities. Our working capital consists primarily of trade receivables and inventory, offset by short-term debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $3.4 million and $7.4 million for the nine months ended September 30, 2023 and 2022, respectively.

We lease certain machinery, one shoe center, a distribution center in Reno, Nevada, and manufacturing facilities under operating leases that generally provide for renewal options.

We believe that our ABL Facility, coupled with cash generated from operations will provide sufficient liquidity to fund our operations and debt obligations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility see Note 11 of our Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows

	Nine Months Ended
	September 30,
($ in millions)	2023	2022
Operating activities	$31.1	$(9.3)
Investing activities	14.4	(0.2)
Financing activities	(47.0)	10.9
Net change in cash and cash equivalents	$(1.5)	$1.4

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2023 was primarily derived from a decrease in inventory, partially offset by a decrease in accounts payable. Cash used in operating activities for the nine months ended September 30, 2022 was primarily due to increased inventories and a result of paying down accounts payable.

Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2023 was primarily derived from the proceeds from sale of the Servus brand (see Note 4). Cash used in investing activities for the nine months ended September 30, 2022 was primarily related to the purchase of investments in molds and equipment associated with our manufacturing operations, information technology, and improvements to our distribution facility, mostly offset by the proceeds from the sale of the NEOS brand (see Note 5).

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2023 was primarily related to payments on our revolving credit facility and term loan. Cash provided by financing activities for the nine months ended September 30, 2022 was primarily related to proceeds from our revolving credit facility.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed March 10, 2023) and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 (filed May 10, 2023) and June 30, 2023 (filed August 9, 2023) and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: November 8, 2023	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)