Form 10-K
period 2023-12-31
ROCKY BRANDS, INC.
filed 2024-03-15
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $144,843,741 on June 30, 2023.

There were 7,417,546 shares of the registrant's Common Stock outstanding on February 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate" and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Item 1A, Risk Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS.

All references to "we," "us," "our," "Rocky Brands," or the "Company" in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, The Original Muck Boot Company ("Muck"), Georgia Boot, Durango, XTRATUF, Lehigh, Ranger and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional, and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, military and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $45.00 for our value priced products to $655.00 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

We report our segment information in accordance with provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting and each of our reporting segments continue to employ consistent accounting policies. See Note 19 of our Consolidated Financial Statements for further information.

The Company's portfolio of brands is organized into the following reportable segments, in which our products are distributed:

●	Wholesale
●	Retail
●	Contract Manufacturing

Wholesale

We distribute Rocky, Muck, Georgia Boot, Durango, XTRATUF, Lehigh, Ranger and Michelin products through a wide range of wholesale distribution channels throughout the world. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers.  As of December 31, 2023 , our products were offered for sale at over 10,000  retail locations in the U.S. and Canada as well as several international markets, such as Europe.

We sell to wholesale accounts in the U.S. through the use of a dedicated in-house sales team, and exclusive, as well as independent, sales representatives who carry our branded products and other non-competing products. Our sales force is organized around major accounts, including Boot Barn, Tractor Supply Company and Amazon, and around our target markets: outdoor, work, duty, commercial military, and western. Our sales force is also organized around brands, regions and customers in order to target a broad range of distribution channels. All of our sales people actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our Wholesale distribution channels vary by market:

●	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, online retailers, catalogs and mass merchants;

●	Our work-related products are sold primarily through work-related retailers, farm and ranch stores, specialty safety stores, independent shoe stores, hardware stores and online retailers;

●	Our duty products are sold primarily through uniform stores, catalog specialists and online retailers;

●	Our commercial military products are sold primarily through base exchanges, such as the Army Air Force Exchange Store (AAFES), and consumer e-commerce websites; and

●	Our western products are sold through western stores, work stores, specialty farm and ranch stores, online retailers, and fashion-oriented footwear retailers.

Retail

We market products directly to consumers through three retail strategies:

●	Lehigh business-to-business including direct sales and through our CustomFit websites;

●	Consumer e-commerce websites (B2C) and third-party marketplaces; and

●	Brick and Mortar Stores, which include our outdoor gear and retail store.

Lehigh

We sell our Lehigh brand of safety shoes along with in-house and third-party branded work product to our business customers directly through our CustomFit websites, that are tailored to the specific needs of our customers. Our customers' employees order directly through their employers' established CustomFit website, and the footwear is delivered directly to the customer via a common freight carrier.

Websites

We sell our product lines on our websites at rockyboots.com, georgiaboot.com, durangoboot.com, muckbootcompany.com, xtratuf.com, lehighoutfitters.com, lehighsafetyshoes.com and slipgrips.com, as well as through online marketplaces. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products.

Outdoor Gear and Retail Store

We operate the Rocky Outdoor Gear Store in Nelsonville, Ohio. Our outdoor gear store primarily sells first quality current and discontinued products in addition to a limited amount of factory damaged goods. Related products from other manufacturers are also sold in the store. Our outdoor gear store allows us to showcase the breadth of our product lines as well as to cost-effectively sell slow-moving inventory. Our outdoor gear store also provides an opportunity to interact with consumers to better understand their needs. Additionally, Lehigh has one retail store located at the Puget Sound Naval Base where we sell select product directly to customers.

Contract Manufacturing

While we are focused on continuing to build our Wholesale and Retail business, we also actively bid, from time to time, on eligible footwear contracts with the U.S. Military. In addition to contracts with the U.S. Military, we bid on private label contracts. Our sales under such contracts are dependent on us winning the bids for these contracts.

In 2023, we fulfilled two multi-year contracts for the U.S. Military. We expect to continue to actively bid on U.S. Military contracts.

Brands and Product Lines

Our products are marketed under eight well-recognized, proprietary brands: Rocky, Muck, Georgia Boot, Durango, XTRATUF, Lehigh and Ranger, in addition to the licensed brand Michelin.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our six target markets and offer our products at a range of suggested U.S. retail price points:  $92.00 to  $405.00 for our footwear products; and $18.00  to  $160.00 for our apparel and accessory lines.

The Rocky brand originally targeted outdoor enthusiasts, particularly hunters, and has since become a market leader in the hunting boot category. In 2002, we also extended into hunting apparel, including jackets, pants, gloves and caps. Our Rocky products for hunters and other outdoor enthusiasts are designed for specific weather conditions and the diverse terrains of North America. These products incorporate a range of technical features and designs such waterproof breathable fabric, 3M Thinsulate insulation, nylon Cordura fabric and camouflaged uppers featuring either Venator, Mossy Oak or Realtree patterns. We use rugged outsoles made by industry leaders like Vibram, as well as our own proprietary design features, to make the products durable and easy to wear.

We also produce Rocky duty and commercial military, public service footwear targeting law enforcement professionals, military, security workers, fire industry professionals and postal service employees, and we have established leading market share positions in these categories.

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

Muck

Muck was founded in 1999 and has pioneered the premium rubber and neoprene boot category by delivering high quality, innovative, weatherproof and comfortable products. Our current line of Muck footwear products is offered at suggested U.S. retail price points ranging from  $55.00 to  $265.00 . Through widespread consumer validation in the farm, agriculture, hunt and equestrian segments, Muck has been able to expand to new segments such as outdoor, gardening, industrial and general work, as well as to new international regions such as the U.K., Norway and Germany to reach new consumers who have adopted the brand and its offerings. Both new and existing consumer groups have welcomed line extensions from the brand as the total catalog expands beyond its core offering into premium leather and other new footwear categories.

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high quality line of work and rugged lifestyle footwear. Georgia Boot footwear is sold at suggested U.S. retail price points ranging from  $76.00  to $292.00 . This line of products primarily targets blue collar workers across various trades, including construction, logging, warehousing, landscaping and farming. Many of our boots incorporate safety toes and non-slip outsoles to prevent injuries in the workplace. We also offer other more specialized protective features, such as puncture resistance, as well as metatarsal guards that protect wearers’ feet from heavy objects. Each boot is designed to meet the demands of specific trades while also integrating cutting-edge technology and materials to create the most comfortable and durable footwear that is tough enough to handle the rigors found on job sites across America.

Durango

Durango Boots was established in 1966 and manufactures premium western footwear for men, women and kids. Over the last 50 years, Durango has earned a reputation for building authentic western boots using exceptional materials and innovative constructions. Our current line of Durango products is offered at suggested U.S. retail price points ranging from $120.00  to  $655.00 . Our brand portfolio categories include work-western, farm and ranch, western-performance, premium exotics, fashion-forward and casual wear.

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

XTRATUF

Since the early 1950s, XTRATUF has been a leading outfitter in the commercial, sport, and recreational fishing segment, having provided fishermen with capable, comfortable and reliable footwear for use in the harshest conditions. With roots in Alaska and continued widespread use by those who live there, the XTRATUF brand has been able to expand to other regions throughout North America and most recently in the U.K. and Japan. Fueled by the strong growth in the outdoor segment; particularly white boat lifestyle and sport fishing, the brand has been adopted by non-fishermen seeking quality, functional footwear. Our current line of XTRATUF footwear products is offered at suggested U.S. retail price points ranging from $45.00  to  $195.00 .

Lehigh

The Lehigh brand was established in 1922 as a high-quality line of occupational safety footwear that later expanded into a full-service program offering. While still manufacturing and selling branded core product, the brand primarily focuses on providing managed programs to corporations that require and provide a subsidy to their employees to wear safety footwear. Most of the footwear incorporates a protective toe and can include a metatarsal guard, puncture-resistant, slip-resistant outsole and special materials to combat caustic substances. Lehigh offers an extensive selection of styles to fit any work environment. Lehigh’s unique business model provides companies with customizations to fit their needs and digital tools for greater visibility and control of their program. As the established leader in the industry, Lehigh introduced and utilizes 3DFit technology and wellness foot products as a way to elevate safety and improve productivity. By providing an accurate fit, body aligning orthotics and anti-fatigue compression, Lehigh helps companies go beyond accident protection to full body wellness protection. Lehigh provides and improves safety and health to a wide range of customer accounts in the industrial, distribution, hospitality and healthcare industries.

The Lehigh brand line of safety shoes has suggested U.S. retail price points ranging from $91.00  to $274.00 .

Ranger

Ranger primarily serves the outdoor recreational market and offers a range of pac-boots that are built for wet and cold weather that provide exceptional comfort and function at a value price. Our current line of Ranger footwear products is offered at suggested U.S. retail price points ranging from  $74.00 to $100.00 .

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested U.S. retail prices for the Michelin brand are from  $157.00 to $237.00 . The license agreement for the Michelin brand expires on December 31, 2025, with the option to renew.

Product Lines

Our brands are organized into six distinct product lines, which consist of high-quality products that target the following markets:

●

Outdoor. Our outdoor product line consists of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping and hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the marketplace. Our outdoor product lines consist of all-season sport/hunting and fishing footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoor enthusiasts comfortable on rugged terrain or in extreme weather conditions.

●

Work. Our work product line consists of footwear and apparel marketed to industrial and construction workers, as well as workers in the hospitality industry, such as restaurants or hotels and those who partake in farm and ranch work. All of our work products are specially designed to be comfortable, incorporate safety features for specific work environments or tasks and meet applicable federal and other standards for safety. This category includes products such as safety toe footwear for industrial and construction workers and non-slip footwear for hospitality workers.

●

Western. Our western product line currently consists of authentic footwear products marketed to farmers and ranchers who generally live in rural communities in North America. In addition, we have western styles that are marketed for fashion and casual wear.

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

●

Military. Our military product line consists of footwear products designed specifically for U.S. Military personnel.  These footwear products are designed and manufactured to meet rigorous specification requirements, which include lightweight, durable, waterproof footwear products manufactured in the U.S. The U.S. Military products are marketed under the Rocky brand name.

Competitive Strengths

Our competitive strengths include:

●

Strong portfolio of brands. We believe the Rocky, Muck, Georgia Boot, Durango, XTRATUF, Lehigh, Ranger and Michelin brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: outdoor, work, western, duty, commercial military and military. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our own brands.

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

●

Expand business internationally. We intend to extend certain of our brands into international markets.  We believe this is a significant opportunity because of the long history and authentic heritage of these brands. We intend to grow our business internationally through a network of distributors.

●

Grow our e-commerce business. We intend to drive business to our branded e-commerce websites as well as third-party marketplace platforms. We believe there is an opportunity to capitalize on the changes in the market to online shopping as we focus advertising efforts and maximize our distribution capabilities.

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

Manufacturing and Sourcing

We manufacture footwear in facilities that we own and operate in the Dominican Republic, Puerto Rico, and Chuzhou, China and source footwear, apparel and accessories from third-party facilities in China, Vietnam, India, Dominican Republic and Mexico. We do not have long-term contracts with any of our third-party manufacturers. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process, which enables us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available, as well as reduce our lead times. In addition, our Puerto Rico facility allows us to produce footwear for the U.S. Military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

Quality control is stressed at every stage of the manufacturing process and is monitored by trained quality assurance personnel at each of our manufacturing facilities, including our third-party factories. In addition, we utilize a team of procurement, quality control and logistics employees in our China office and a third-party quality control service provider to visit factories to conduct quality control reviews of raw materials, work in process inventory and finished goods. We also utilize quality control personnel at our finished goods distribution facilities to conduct quality control testing on incoming sourced finished goods and raw materials and inspect random samples from our finished goods inventory from each of our manufacturing facilities to ensure that all items meet our high-quality standards.

Foreign Operations and Sales Outside of the U.S.

Our products are primarily distributed in the U.S., Canada, U.K. and other international markets, mainly in Europe. We ship our products from our finished goods distribution facilities located in Ohio and Nevada. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. Military sales, which are shipped directly from our manufacturing facility in Puerto Rico. Net sales to foreign countries represented approximately 5.1% of net sales in 2023 and 6.2% of net sales in 2022.

As previously mentioned, we maintain manufacturing facilities that we operate in the Dominican Republic and Chuzhou, China. In addition, we utilize an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $11.9 million at December 31, 2023, of which approximately $3.9 million resides in the Dominican Republic and approximately $8.0 million resides in China.

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

Seasonality and Weather

Historically, we have experienced significant seasonal fluctuations in our business as many of our footwear products are used by consumers in adverse weather conditions. In order to meet these demands, we must manufacture and source footwear year-round to be in a position to ship advance and at-once orders for these products during the last two quarters of each year. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of the year. In addition, mild or dry weather conditions historically have had a material adverse effect on sales of our outdoor products, particularly if they occurred in broad geographical areas during late fall or early winter.

Backlog

The dollar amount of our order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.

Intellectual Property

We rely on a combination of our trademarks, patents, trade dress, and other intellectual property rights, as well as contractual provisions to protect our brands, product designs, technology, marketing materials, and other proprietary research and development, although no such methods can afford complete protection. We own numerous design and utility patents for footwear and footwear components (such as insoles and outsoles) in the U.S. and in several countries where our products are sold or manufactured, including China. We own numerous U.S. and foreign registrations for the patents and trademarks used in our business, including our major brands Rocky, Muck, Georgia Boot, Durango, XTRATUF, Lehigh, and Ranger. In addition, we license the use of third-party trademarks, including Gore-Tex and Michelin, in order to market our products.

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

Competition

We operate in a very competitive environment. Product function, design, comfort, quality, technological and material improvements, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for our products. We believe that the strength of our brands, the quality of our products and our long-term relationships with a broad range of retailers allow us to compete effectively in the footwear and apparel markets that we serve. However, we compete with footwear and apparel companies that have greater financial, marketing, distribution and manufacturing resources than we do. In addition, many of these competitors have strong brand name recognition in the markets they serve.

The footwear and apparel industry is also subject to rapid changes in consumer preferences. Some of our product lines are susceptible to changes in both technical innovation and fashion trends. Therefore, the success of these products and styles are more dependent on our ability to anticipate and respond to changing product, material and design innovations, as well as fashion trends and consumer demands in a timely manner. Our inability or failure to do so could adversely affect consumer acceptance of these product lines and styles and could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

At December 31, 2023, we had approximately 2,100 employees of which approximately 2,060 are full time employees. Approximately 1,600 of our employees work in our manufacturing facilities in the Dominican Republic, Puerto Rico and Chuzhou, China. We believe our relations with our employees are in good standing.

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

The health and safety of our employees is one of our highest priorities. Our Health and Wellness Committee strives to educate our employees on the importance of taking care of yourself both inside and outside the workplace. Throughout the year we contract with various health and wellness professionals outside of our organization to hold educational sessions for our employees both in-person and virtually. Nothing is more fundamental than providing our employees with an environment where they feel safe, secure and supported.

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

We strive to maximize engagement with our employees in a variety of ways, including scheduled meetings between employees and executive leadership within the first few months of employment, face-to-face and virtual interviews with employees following 60 days and one year of employment, annual performance evaluations, regular check-in surveys and exit surveys. We also rely on our management team to influence growth and develop a path for success with employees on each team within our organization. Quarterly, our CEO and COO hold all-employee communication meetings to keep our employees apprised of recent happenings within our organization and to allow employees a forum for their voice to be heard.

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

Compensation and Benefits

Our compensation structure is set up to reward employees for performance. We regularly evaluate employee compensation to ensure it is competitive and in-line with market benchmarks and to reward employees who perform at a high level. We offer comprehensive benefit programs to our employees including medical, dental and vision. We also provide a 401(k) match and safe harbor contribution, paid time off, including maternal and paternal leave, life insurance and long-term and short-term disability.

Available Information

As required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains information about issuers, like us, who file electronic reports with the SEC. The address of the SEC’s website is www.sec.gov. In addition, we make available free of charge on our corporate website, www.rockybrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part of this report.

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

A majority of our products are produced in China, the Dominican Republic, and Vietnam. Therefore, our business is subject to certain risks of doing business offshore including:

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

The emergence or persistence of geopolitical instability may disrupt the global economy, the impacts of which may negatively impact our business, financial, condition and results of operations.

The emergence or persistence of geopolitical instability creates risks for disruptions in the global economy which may negatively impact our business, financial condition, and results of operations. Factors such as shipping disruptions in the Red Sea, uncertainties related to the political environment in China, and ongoing conflicts such as the war between Russia and Ukraine have adversely affected the global economy and contributed to geopolitical instability. While we have managed to navigate impacts from these conflicts thus far, the ongoing instability resulting from these disruptions or other future disruptions could potentially harm our business, financial condition, results of operations, supply chain, intangible assets, partners, customers, or employees, should tensions escalate. Moreover, an escalation of geopolitical tensions may lead to broader impacts, including but not limited to cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and interest rates. Any of these factors may adversely affect our business and supply chain.

Our outdoor and insulated products are seasonal and sales of such products are sensitive to weather conditions.

We have historically experienced significant seasonal fluctuations in our business because we derive a significant portion of our revenues from sales of our outdoor products. Many of our outdoor products are used by consumers in cold or wet weather. As a result, a majority of orders for these products are placed by our retailers in January through April for delivery in July through October. In order to meet demand, we must manufacture and source outdoor footwear year-round to be in a position to ship advance orders for these products during the last two quarters of each year. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of each year. There is no assurance that we will have either sufficient inventory to satisfy demand in any particular quarter or have sufficient demand to sell substantially all of our inventory without significant markdowns. Mild or dry weather has in the past and may in the future have a material adverse effect on sales of our products, particularly if mild or dry weather conditions occur in broad geographical areas during late fall or early winter. Climate change may exacerbate these conditions.

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

We rely on our distribution centers in Ohio and Nevada and manufacturing facilities in the Dominican Republic, Puerto Rico, and China and if there is a natural disaster or other serious disruption at any of these facilities, we may be unable to deliver merchandise effectively to our retailers and consumers.

We rely on our distribution centers located in Ohio and Nevada and our manufacturing facilities in the Dominican Republic, Puerto Rico, and China. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, flood, terrorist attack or any other cause could damage our ability to manufacture our products, a portion of our inventory, or impair our ability to use our distribution center as a docking location for merchandise. Any of these occurrences could impair our ability to adequately supply our retailers and consumers and harm our operating results.

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

We own U.S. registrations for many our trademarks, trade names and designs, including such marks as Rocky, Muck, Georgia Boot, Durango, XTRATUF, Lehigh and Ranger. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks. Over time, we have increased distribution of our goods in several foreign countries. Accordingly, we have applied for trademark registrations in a number of these countries. We intend to enforce our trademarks and trade names against unauthorized use by third parties.

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

If we do not effectively respond to the shift of consumer shopping moving to online retailers, including third-party marketplaces, it may negatively impact our business.

The retail industry is rapidly changing and we must ensure we are evolving both our own online e-commerce websites and third-party marketplaces. We must also provide digital assistance to our wholesale customers to support their e-commerce websites. Failure to timely identify and effectively respond to the online trends of the retail industry could negatively impact our product reach and market share. We are making technology investments in our websites and mobile applications. If we are unable to improve or develop relevant technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

General Risk Factors

Changes to U.S. tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

The current political climate has introduced greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. We source products from manufacturers located outside of the U.S., primarily in China and Vietnam. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

In addition, California adopted the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020 and limits how we may collect and use personal data. Various other states have followed with similar laws governing the collection and use of personal data. As a result, GDPR, CCPA and other state law compliance increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure to comply with these rules and related national laws of European Union member states, could lead to government enforcement actions and significant penalties and fines against us, and could adversely affect our business, financial condition, cash flows and results of operations. Continued compliance with the foregoing laws and regulations, as well as any new laws or regulations that may be enacted in the future, can be costly.

We are subject to certain environmental and other regulations.

Some of our operations use substances regulated under various federal, state, local and international environmental and pollution laws, including those relating to the storage, use, discharge, disposal and labeling of, and human exposure to, hazardous and toxic materials. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes or incur other significant expenses. In addition, we could incur costs, fines and civil or criminal sanctions, or incur liability for third-party property damage or personal injury claims, or we could be required to incur substantial investigation or remediation costs if we were to violate or become liable under any environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. There can be no assurance that violations of environmental laws or regulations have not occurred in the past and will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes, and any such violations could harm our business, financial condition, results of operations and cash flows.

Many governmental and regulatory bodies globally are implementing regulations to address the impacts of climate change. Compliance with these laws and regulations, whether mandated or voluntarily adopted by us, our suppliers, or third-party manufacturers, may lead to heightened costs across various aspects of our operations. These increased costs may encompass energy, production, transportation, raw materials, capital expenditures, as well as insurance premiums and deductibles. Such financial impacts have the potential to adversely affect our business, financial condition and results of operations. We maintain an ongoing assessment and monitoring processes to gauge the impact that future climate change disclosures, regulations, or industry standards, and international treaties may have on our business and results of operations.

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

The development of our business has been, and will continue to be, dependent upon execution at all levels of our organization which requires an experienced and talented executive team. The loss of service of any of the executive officers or key employees could have an adverse effect on our business and financial condition. We have entered into employment agreements with several executive officers and key employees, and also offer compensation packages designed to attract and retain talent.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management & Strategy

Rocky Brands recognizes the critical importance of developing, implementing, and maintaining a robust information security program to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have established information security programs and policies, including processes for identifying, assessing, and managing risks arising from cybersecurity threats. These processes involve regular assessments of our information systems and infrastructure to identify vulnerabilities and threats. We focus on executing a centralized information technology and cybersecurity program. Our Company-wide approach is to be positioned as one security program, one posture and one roadmap for the enterprise. This platform is administered across our departments by our cybersecurity team led by our Senior Vice President of Information Technology. Our information security programs and policies are aligned with those of the Center for Internet Security (CIS), Control Objectives for Information Technologies (COBIT), and National Institute of Standards Technology (NIST).

We are integrating our information security programs and cybersecurity risk management processes into our overall enterprise risk management (“ERM”) strategy. We are developing an entity-wide information technology ERM framework and will take steps to monitor, report on and communicate to stakeholders consistent with our ERM strategy. Recognizing the cybersecurity risk landscape is complex and ever evolving, we engage with a broad group of external experts and consultants, and auditors in evaluating and testing our information security programs. We leverage this specialized expertise to manage threat detection and response management, conduct regular audits and consult on our overall information security programs.

We are acutely aware of risks associated with third-party service providers and we incorporate cybersecurity into our third-party vendor management policy. We conduct thorough security assessment to determine the category of risk third parties pose to Rocky Brands, with a priority focus on vendors with products or services that will have access to private and sensitive information. Vendor assessments incorporate inputs, including for example, BitSight and Service Organization Control Type 2 (“SOC2”) information available for our third-party vendors. Our assessments and monitoring are designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Although no cybersecurity incidents during the year ended December 31, 2023 had a material impact on our business strategy, results of operations or financial condition, the scope and impact of any future incident cannot be predicted. See Item 1A Risk Factors for more information about our information security and cybersecurity risks.

Governance

Our Board of Directors has established governance protocol over risk management, including general oversight of information technology security and cybersecurity risk. The Audit Committee is central to the Board’s oversight of cybersecurity risks and is primarily responsible for this domain. The Audit Committee actively participates in discussions with management, external experts, and amongst themselves regarding cybersecurity risks. The Audit Committee is comprised of Board members with broad expertise, including technology, risk management and finance, enabling them to effectively oversee and govern cybersecurity risks. One Audit Committee member is certified under the National Association of Corporate Directors Certificate in Cyber-Risk Oversight Program.

We have developed a robust organizational structure to manage and oversee our information technology and cybersecurity programs, including full-time information security associates dedicated to cybersecurity. These individuals possess relevant experience and expertise in cybersecurity and risk management. Our Senior Vice President of Information Technology leads our information security, data privacy and protection, and information technology compliance programs. Guided by management, our information technology teams maintain a detailed Cyber Incident Response Plan (“CIRP”) and hold frequent meetings to ensure the proper communication and execution of our security controls and procedures. The Senior Vice President of Information Technology regularly reports to and maintains ongoing dialog with our CEO, CFO and COO, and Board of Directors regarding our information security programs. This reporting includes updates on matters evaluated under our CIRP, the current threat landscape, cybersecurity initiatives, and the effectiveness of our cybersecurity programs.

Our Senior Vice President of Information Technology has more than 20 years of cybersecurity experience, is an active Certified Information Systems Security Professional, and trained in assessing and managing cyber risks.

ITEM 2. PROPERTIES.

We own the following properties as of December 31, 2023:

Purpose	Location	Square Footage	Utilized Segments
Executive Office	Nelsonville, Ohio	24,400	Wholesale, Retail, Contract Manufacturing
Executive Office and Outlet Store	Nelsonville, Ohio	52,300	Wholesale and Retail
Executive Office	Nelsonville, Ohio	8,800	Wholesale, Retail, Contract Manufacturing
Storage Facility	Nelsonville, Ohio	8,400	Wholesale, Retail, Contract Manufacturing
Distribution Center	Logan, Ohio	316,000	Wholesale, Retail, Contract Manufacturing
Manufacturing Facility	Chuzhou, China	576,000	Wholesale and Retail

We lease the following properties as of December 31, 2023:

Purpose	Location	Square Footage	Utilized Segments	Lease Expiration
Office Building	China	5,600	Wholesale and Retail	2024
Distribution Center	Reno, Nevada	355,680	Wholesale, Retail, Contract Manufacturing	2026
Manufacturing Facility	Puerto Rico	84,600	Wholesale and Contract Manufacturing	2027
Manufacturing Facility	Puerto Rico	22,700	Wholesale and Contract Manufacturing	2027
Manufacturing Facility	Dominican Republic	29,700	Wholesale and Contract Manufacturing	2023 (1)
Manufacturing Facility	Dominican Republic	34,400	Wholesale and Contract Manufacturing	2023 (1)
Manufacturing Facility	Dominican Republic	20,100	Wholesale and Contract Manufacturing	2023 (1)
Manufacturing Facility	Dominican Republic	93,700	Wholesale and Contract Manufacturing	2024
Manufacturing Facility	Dominican Republic	36,200	Wholesale and Contract Manufacturing	2024
Manufacturing Facility	Dominican Republic	16,800	Wholesale and Contract Manufacturing	2026
Manufacturing Facility	Dominican Republic	30,200	Wholesale and Contract Manufacturing	2025

(1) These leases expired in 2023 and we are currently occupying the spaces on a month-to-month basis until a new agreement is reached.

ITEM 3. LEGAL PROCEEDINGS.

We are, from time to time, a party to litigation which arises in the normal course of our business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of these proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity. A discussion of legal matters is found in Note 21 of our Consolidated Financial Statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "RCKY."

As of February 29, 2024, there were 69 shareholders of record of our common stock.

Dividends

In 2013, our Board of Directors approved a dividend policy pursuant to which the Company intends to continue paying comparable cash dividends on its common stock.

Share Repurchases

Our previous $7,500,000 share repurchase program expired on March 4, 2022. We have not announced a new repurchase program since the prior program’s expiration and there have been no purchases of common stock since the repurchase program expired.

 Performance Graph

The following performance graph compares our cumulative shareholder return on our common shares with the NASDAQ Composite Index and the Standard & Poor's Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested in our common stock on December 31, 2018 and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor's Footwear Index and that all dividends were reinvested. This comparison includes the period ended December 31, 2018 through the period ended December 31, 2023.

For information regarding Rocky Brands' equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2023 and 2022, and our capital resources and liquidity as of December 31, 2023 and 2022. For the discussion of the changes in our results of operations between the years ended December 31, 2022 and December 31, 2021, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023, which is available on the SEC's website at https://www.sec.gov/edgar/search/ and our corporate website at www.rockybrands.com. We analyze the results of our operations for the last two years (including trends in the overall business), followed by a discussion of our cash flows and liquidity, our credit facilities, and our contractual commitments. We then provide a review of the critical accounting policies and estimates we have made that we believe are most important to the understanding of our MD&A and our Consolidated Financial Statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein. The forward-looking statements in this section and other parts of this Annual Report on Form 10-K involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" below. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of the Company.

BUSINESS OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Rocky, Muck, Georgia Boot, Durango, XTRATUF, Lehigh, Ranger and the licensed brand Michelin.

Our brands have a long history of representing high quality, comfortable, functional, and durable footwear, and our products are organized around six target markets: outdoor, work, duty, commercial military, military and western. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from  $45.00 for our value priced products to $655.00 for our premium products. As a part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: Wholesale, Retail and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., Canada, U.K., and other international markets such as Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers, and online retailers. Our Retail business includes direct sales of our products to consumers through our business-to-business web platform, e-commerce websites, third-party marketplaces and our Rocky Outdoor Gear Store. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

During the first quarter of 2023, we divested the Servus brand. The gain of approximately $1.3 million on the sale of the Servus brand during the first quarter was recorded within Interest Expense and Other - net in the Consolidated Statements of Operations for the year ended December 31, 2023. The Servus brand was sold to allow us to focus on our more profitable core brands and allocate resources toward growth and development of additional opportunities with those brands moving forward.

During the third quarter of 2023, we closed our manufacturing facility in Rock Island, Illinois. Acquired in March of 2021 as a part of our acquisition of the performance and lifestyle footwear business of Honeywell International Inc, this facility primarily manufactured product for the Servus brand. Following the sale of the Servus brand in the first quarter of 2023, the Rock Island facility was underutilized, prompting our decision to close the facility during the third quarter of 2023.

In 2023, we were also awarded a new multi-year contract with the U.S. Military pursuant to which we will produce and ship a minimum number of pairs to the U.S. Military through 2026, with an option to extend. The sales under this contract are included in our Contract Manufacturing segment.

We completed the sale of the NEOS brand during the third quarter of 2022. The sale of NEOS inventory was recorded within net sales and cost of goods sold within the Consolidated Statements of Operations for the year ended December 31, 2022. The gain on sale of the NEOS assets is recorded as a reduction of operating expenses within the Consolidated Statements of Operations for the year ended December 31, 2022.

ECONOMIC CONDITIONS AND UNCERTAINTIES

Our growth strategy is founded substantially on the expansion of our brands into new footwear and apparel markets. New products that we introduce may not be successful with consumers or one or more of our brands may fall out of favor with consumers. If we are unable to anticipate, identify or react appropriately to changes in consumer preferences, we may not grow as fast as we plan to grow, or our sales may decline, and our brand image and operating performance may suffer.

Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our operating expenses to which there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in our operating expenses could adversely impact our results of operations and cash flows.

We may also encounter difficulties in producing new products that we did not anticipate during the development stage. Our development schedules for new products are difficult to predict and are subject to change as a result of shifting priorities in response to consumer preferences and competing products. If we are not able to efficiently manufacture newly developed products in quantities sufficient to support retail distribution, we may not be able to recoup our investment in the development of new products. Failure to gain market acceptance for new products that we introduce could impede our growth, reduce our profits, adversely affect the image of our brands, erode our competitive position, and result in long term harm to our business.

As the macroeconomic environment is continuously evolving, we are aware that global trends, such as inflationary pressures, are weakening consumer sentiment, negatively impacting consumer spending, and creating differing traffic patterns across channels. These conditions have led to elevated inventory levels in certain markets and an increased promotional environment. We have also experienced higher interest rates which have resulted in increased borrowing costs. There is ongoing uncertainty surrounding the global economy and macroeconomic environment, which we expect to continue and could potentially cause disruption and near-term challenges for our business.

We continue to monitor pressures on the global supply chain, which have shifted the timing of shipments across our brands, resulting in increased inventory levels outpacing our sales growth. However, we have seen improvements in transit lead times and related freight costs compared to the prior period, which have had a positive impact on the results of our operations through 2023.

2023 FINANCIAL OVERVIEW

●	Net sales decreased 25.0% to $461.8 million

●	Gross margin increased 210 basis points to 38.7%

●	Operating income decreased 19.7% to $35.4 million

●	Net income decreased 49.1% to $10.4 million, or $1.41 per diluted share

●	Total debt, net of debt issuance costs, decreased 32.6% to $173.1 million

●	Inventory decreased 28.1% to $169.2 million

●	Cash provided by operating activities increased 285% to $54.5 million

We experienced a decline in sales of 25.0% to $461.8 million for the year ending December 31, 2023 compared to the year ending December 31, 2022, primarily attributable to our Wholesale segment. The sales decline in our Wholesale segment was due to a challenging macroeconomic environment, coupled with our wholesale partners working through excess inventories. Additionally, distribution challenges in 2021 led to delayed delivery of Fall 2021 inventory into the first half of 2022, creating a difficult year-over-year comparison for the first nine months of 2023. While our 2023 performance was challenged by a difficult macroeconomic backdrop and a tough year-over-year comparison for our Wholesale segment, we experienced strong retail sell-through and increased performance of our own e-commerce websites, which partially offset the decrease in Wholesale sales.

During the year ending December 31, 2023, our gross margin improved 210 basis points to 38.7%. The increase in gross margin for the year ending December 31, 2023 compared to the year ending December 31, 2022 was due to several factors. First, higher Wholesale segment gross margins resulted from the realization of pricing actions taken the second half of 2022 and a reduction in inbound logistics costs. Secondly, a greater proportion of Retail segment sales, which carry higher gross margins than our Wholesale and Contract Manufacturing segments, also contributed to the increase.

Operating income decreased to $35.4 million in 2023. As a percentage of net sales, operating income was 7.7% in 2023 compared to 7.2% in 2022. The increase in operating income as a percentage of net sales was attributed to reorganization changes made during 2023 in an effort to leverage top-line sales and decrease operating expenses. As a percentage of net sales, our gross margin increased 210 basis points year over year while operating expenses only increased 160 basis points. The overall increase in operating expenses as a percentage of net sales for full year 2023, when compared to the year ago period, was attributable to costs incurred prior to realizing the benefits from cost-savings reviews and operational efficiencies implemented by management through strategic initiatives, particularly in the first half of 2023. This was partially offset by lower variable costs associated with lower net sales. Additionally, operating expenses as a percentage of net sales decreased in the latter half of 2023 compared to the same period a year ago.

As of December 31, 2023 we held $4.5 million in cash and cash equivalents and our total indebtedness stood at $173.1 million, a reduction of $84.6 million or 32.6% when compared to December 31, 2022. Of total debt paydown, $40.8 million of this reduction in indebtedness occurred in the fourth quarter of 2023. This created a reduction in interest expense in the fourth quarter of 2023 over the prior period for the first time since incurring our debt, despite increased interest rates on both of our credit facilities.

The reduction in indebtedness was attributable to our strategic efforts to optimize inventory levels. At the end of the fourth quarter, inventories totaled $169.2 million, reflecting a decrease of $66.2 million or 28.1% compared to $235.4 million a year ago.

Our business generated cash flows from operations of $73.6 million for the year ending December 31, 2023, an increase of 285%, from $19.1 million of cash flows from operations generated for the year ending December 31, 2022. The 2023 cash flow from operations was primarily attributable to strategic inventory management, and improved collections on outstanding accounts receivable, partially offset by payments on our accounts payable. In terms of cash flows from investing activities, we generated $17.3 million from the sale of the Servus brand, partially offset by $3.9 million in fixed assets purchases. As noted above, cash used for financing activities included an $84.6 million debt paydown and $4.6 million dividend payment to our shareholders.

Despite facing challenges in 2023 due to a challenging macroeconomic backdrop and elevated inventory levels at several Wholesale partners, we believe the underlying fundamentals of our business and brand portfolio remain robust. Operationally and financially, we believe we are well-positioned to make strategic investments in growth in future years. Throughout 2023, our reported results showed improvement, driven by strong sell-through of our products, and ongoing improvements to overall inventory levels at the majority of our wholesale accounts, positively influencing our sell-in. Our focus on product innovation, brand building, consumer connections and fulfillment capabilities, has continued to strengthen with these efforts starting to yield positive results in the second half of 2023.

Analysis of Results of Operations

The following table sets forth consolidated statements of operations data as percentages of total net sales:

	Twelve Months Ended
	December 31,
	2023	2022
NET SALES:	100.0%	100.0%
Cost of goods sold	61.3	63.4
Gross margin	38.7	36.6
Operating expenses	31.0	29.4
Income from operations	7.7%	7.2%

Gross margin in 2023 was $178.6 million, or 38.7% of net sales, compared to $225.2 million, or 36.6% of net sales, in 2022. The 210-basis point improvement was driven primarily by a 150-basis point improvement in Wholesale segment gross margins combined with a higher mix of Retail segment sales, which carry higher gross margins than the Wholesale and Contract Manufacturing segments. Operating expenses were $143.2 million, or 31.0% of net sales, in 2023 compared to $181.2 million, or 29.4% of net sales, in 2022. Net sales were slightly deleveraged in 2023 due to the divestures of our Servus and NEOS brands as well as elevated inventory levels at our retail partners within our Wholesale channel, resulting in a higher percentage of operating expenses of net sales in 2023 compared to 2022. Income from operations in 2023 was $35.4 million, or 7.7% of net sales, compared to $44.0 million, or 7.2% of net sales, in 2022. This increase was due to the increases in gross margin as a percentage of net sales noted above.

	Twelve Months Ended
	December 31,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$337,019	$484,779	$(147,760)	(30.5)%
Retail	116,960	115,354	1,606	1.4
Contract Manufacturing	7,854	15,342	(7,488)	(48.8)
Total Net Sales	$461,833	$615,475	$(153,642)	(25.0)%

The decrease in Wholesale sales for the twelve months ended December 31, 2023 was due to elevated inventory levels at our retail partners within our Wholesale channel and a softer demand environment compared to the year ago period. Furthermore, the twelve months ended December 31, 2023 included only three months of net sales from the Servus brand, which was divested in the first quarter of 2023 (Note 4), compared to the year ago period including twelve months of net sales from the Servus brand and nine months of net sales from the NEOS brand, which was divested in the third quarter of 2022 (Note 5).

Retail net sales for the twelve months ended December 31, 2023 increased due to strong growth in our direct-to-consumer e-commerce business. We have enhanced our targeted marketing efforts, primarily through digital marketing, allowing us to increase brand awareness and engage more directly with consumers, which led to increased traffic on our branded websites throughout the year.

The decrease in Contract Manufacturing sales for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 was due to the expiration of certain contracts with the U.S. Military.

	Twelve Months Ended
	December 31,
($ in thousands)	2023	2022	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$119,485	$165,059	$(45,574)
Margin %	35.5%	34.0%	1.5%
Retail Margin $'s	$58,391	$57,817	$574
Margin %	49.9%	50.1%	(0.2)%
Contract Manufacturing Margin $'s	$722	$2,343	$(1,621)
Margin %	9.2%	15.3%	(6.1)%
Total Margin $'s	$178,598	$225,219	$(46,621)
Margin %	38.7%	36.6%	2.1%

The increase in Wholesale gross margin as a percentage of net sales for the twelve months ended December 31, 2023 compared to the year ago period was due to realization of pricing actions taken in 2022, as well as lower in-bound logistics costs compared to the year ago period.

Retail gross margins as a percentage of net sales decreased slightly for the twelve months ended December 31, 2023  compared to the same period a year ago primarily due to the Lehigh business accounting for a larger percentage of Retail sales which carries lower margins.

Contract Manufacturing gross margin as a percentage of net sales decreased for the twelve months ended 2023 compared to 2022 due to certain private label contracts that carried lower margins.

	Twelve Months Ended
	December 31,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$143,226	$181,181	$(37,955)	(20.9)%
% of Net Sales	31.0%	29.4%	1.6%

The reduction in operating expenses for the twelve months ending December 31, 2023 was driven by lower out-bound freight expense and other variable expenses stemming from decreased sales volumes. In addition, the decrease in operating expenses was primarily attributable to cost saving reviews and operational efficiencies achieved through strategic restructuring initiatives implemented over the past year.

	Twelve Months Ended
	December 31,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - NET:
Other (Expense) Income	$(21,218)	$(18,270)	$(2,948)	16.1%

The increase in other expenses is due to an increase in interest rates on the senior term loan and credit facility, partially offset by lower debt levels in 2023 compared with 2022. Additionally, the gain of $1.3 million on the sale of the Servus brand that occurred in the first quarter of 2023 partially offset this increase.

	Twelve Months Ended
	December 31,
($ in thousands)	2023	2022	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax (Benefit) Expense	$3,728	$5,303	$(1,575)	(29.7)%
Effective Tax Rate	26.3%	20.6%	5.7%

The increase in our effective tax rate for the twelve months ended December 31, 2023 compared to the same year ago period was driven primarily by a return to provision adjustment resulting from foreign tax credits recognized in the fourth quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations, cash provided by operating activities and borrowings under our credit facilities.

Over the last several years, our principal uses of cash have been for working capital and capital expenditures to support our growth, as well as dividend payments. Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued expenses. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion, and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We historically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility could fluctuate significantly throughout the year. Our working capital decreased to $186.6 million at December 31, 2023, compared to $244.8 million at the end of the prior year primarily due to a decrease in inventory and accounts receivable offset by a decrease in accounts payable.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $4.3 million for 2023 and $7.3 million in 2022. Capital expenditures for 2024 are anticipated to be approximately $5.5 million.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are outlined in further detail in Note 11 of our Consolidated Financial Statements.

We believe that our credit facilities coupled with cash generated from operations will provide sufficient liquidity to fund our operations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facilities please se e No te 10.

Cash Flows and Material Cash Requirements

	Twelve Months Ended
	December 31,
($ in millions)	2023	2022
Operating activities	$73.6	$19.1
Investing activities	13.4	(1.2)
Financing activities	(88.2)	(18.1)
Net change in cash and cash equivalents	$(1.2)	$(0.2)

Operating Activities. Cash provided by operating activities for the year ended December 31, 2023 was $73.6 million compared to $19.1 million for the year ended December 31, 2022. Adjusting for non-cash items, net income provided a cash in-flow of $22.3 million and $35.1 million for the years ended December 31, 2023 and 2022, respectively. The net change in working capital and other assets and liabilities resulted in an increase to cash provided by operating activities of $51.3 million for the year ended December 31, 2023, compared to a decrease of $16.0 million for the year ended December 31, 2022.

During the year ended December 31, 2023, the net change in working capital was primarily impacted by a decrease in inventory and accounts receivable of $60.0 million and $18.2 million, respectively, partially offset by a decrease in accounts payable of $21.2 million. The decrease in inventory during the year ended December 31, 2023 compared to the prior period was due to a concentrated effort to optimize inventory levels in 2023 through increased promotions aimed at selling discontinued inventory, lower production and purchasing. The decrease in accounts receivable was due to collection on our outstanding accounts receivables throughout the year combined with lower sales. The decrease in accounts payable was due to a decrease in our days payable outstanding year-over-year.

Investing Activities. Cash provided by investing activities for the twelve months ended December 31, 2023 was primarily derived from the proceeds from sale of the Servus brand (see Note 4). The principal use of net cash in 2022 was related to investments in molds and equipment associated with our manufacturing operations, investments in information technology and improvements made to our distribution facility.

Financing Activities. Cash used in financing activities for the twelve months ended December 31, 2023 and 2022 was primarily related to payments on our revolving credit facility and term loan.

Our prior $7,500,000 share repurchase program expired on March 4, 2022. For additional information regarding this share repurchase program, see Note 14 of our Consolidated Financial Statements. We have not announced a new repurchase program since the expiration of the prior program.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2023 resulting from financial contracts and commitments. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (less than three months). The following table does not include information on our recurring purchases of materials for use in our manufacturing operations.

Contractual Obligations at December 31, 2023:

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt (Note 10)	$175.0	$2.7	$5.4	$166.9	-
Long-Term Taxes payable	0.2	-	0.2	-	-
Minimum operating lease commitments (Note 11)	8.5	2.8	5.6	0.1	-

Contract Liabilities (Note 17)	0.9	0.9	-	-	-
Total contractual obligations	$184.6	$6.4	$11.2	$167.0	$-

From time to time, we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2023, no such losses existed.

Our ongoing business activities continue to be subject to compliance with various laws, rules and regulations as may be issued and enforced by various federal, state and local agencies. With respect to environmental matters, costs are incurred pertaining to regulatory compliance. Such costs have not been, and are not anticipated to become, material.

We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. See Note 21 of our Consolidated Financial Statements for further discussion of legal matters. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities, also known as "Variable Interest Entities." Additionally, we do not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of December 31, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ materially from these estimates under different assumptions or conditions. The Company has identified the following critical accounting policies used in determining estimates and assumptions in the amounts reported. Management believes that an understanding of these policies is important to an overall understanding of the Company's Consolidated Financial Statements. Significant accounting policies are summarized in Note 1 to the Company's Consolidated Financial Statements.

Revenue recognition

Revenue principally consists of sales to customers, and, to a lesser extent, license fees. See Note 1 and Note 17 of our Consolidated Financial Statements for additional information regarding revenues.

Allowance for Credit Losses

Management maintains allowances for uncollectible accounts and estimated losses resulting from the inability of our customers to make required payments. We evaluate the allowance for credit losses based on a review of current customer status and historical collection experience along with current and reasonable supportable forecasts of future economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Sales returns and allowances

We record a reduction to gross sales based on estimated customer returns and allowances. These reductions are influenced by historical experience based on customer returns and allowances. The actual amount of sales returns and allowances realized may differ from our estimates. If we determine that sales returns or allowances should be either increased or decreased, then the adjustment would be made to net sales in the period in which such a determination is made.

Sales returns and allowances as a percentage of sales for the years ended December 31, 2023 and 2022 were 8.4% and 6.7%, respectively.

Inventories

Management identifies slow moving inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant as the vast majority of our inventories are considered saleable and we have been able to liquidate slow moving or obsolete inventories at amounts above cost through our factory outdoor gear stores or through various discounts to customers and e-commerce channels. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of our inventory reserves and makes adjustments as required. See Note 6 of our Consolidated Financial Statements for additional information regarding inventories.

Goodwill and Indefinite-Lived Intangibles

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are evaluated for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of the assets below their carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, and unanticipated competitive activities.

We test goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter each fiscal year by quantitatively comparing the fair values of the Wholesale and Retail reporting units and indefinite-lived intangibles to their carrying amounts. There was no goodwill allocated to our Contract Manufacturing reporting unit.

For goodwill, we estimated the fair value of each reporting unit by weighing the results of the income and market approaches. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. When performing the income approach, we utilize the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income, and other factors (such as working capital and capital expenditures). The discount rates used were based on a weighted-average cost of capital determined from relevant market comparisons and take into consideration the risk and nature of the respective reporting unit's cash flows. For the market approach, we use the guideline public company method which relies upon valuation multiples derived from stock prices and enterprise values of publicly traded companies that are comparable to the reporting unit being evaluated.

The fair value of our trade names was determined based on the Income Approach using the Relief from Royalty Method. This method requires us to estimate the future revenues for the related brands, the appropriate royalty rate, and the weighted average cost of capital.

After completing our annual impairment test for each reporting unit and our indefinite-lived intangible assets during the fourth quarter of 2023 and 2022, we concluded there was no impairment in either of these years.

We did not have any reporting units that were at risk of failing the first step of the goodwill impairment test. The estimated fair values of the Wholesale reporting unit and the Retail reporting unit exceeded their carrying amounts at the date of testing by more than 20% for both 2023 and 2022.

Income taxes

Management records a valuation allowance to reduce its deferred tax assets for a portion of state and local income tax net operating losses that it believes may not be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance; however, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. For additional information see Note 13 of our Consolidated Financial Statements.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 to Consolidated Financial Statements for new accounting pronouncements adopted during the current year and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

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

As of December 31, 2023, we had $175.0 million of debt consisting of $77.9 million under our senior term facility and $97.1 million under our revolving credit facility. For additional information about our credit facilities see Note 10.

We do not hold any market risk sensitive instruments for trading purposes.

We do not have any interest rate management agreements as of December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Rocky Brands, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and the financial statement schedule listed in the index at Item 15(a)(2), (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2024 expressed an unqualified opinion.

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

Valuation of Indefinite-Lived Identified Intangibles in Conjunction with Annual Impairment Testing

Description of the Matter

At December 31, 2023, the Company’s indefinite-lived intangible assets were approximately $126.5 million, which included $78.7 million of trade names and trademarks and $47.8 million of goodwill. As discussed in Note 1 to the financial statements, indefinite-lived intangible assets are tested for potential impairment annually or when conditions indicate impairment may have occurred. This test was performed in the fourth quarter of 2023.

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 15, 2024

Rocky Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2023	2022
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,470	$5,719
Trade receivables – net	77,028	94,953
Contract receivables	927	-
Other receivables	1,933	908
Inventories – net	169,201	235,400
Income tax receivable	1,253	-
Prepaid expenses	3,361	4,067
Total current assets	258,173	341,047
LEASED ASSETS	7,809	11,014
PROPERTY, PLANT & EQUIPMENT – net	51,976	57,359
GOODWILL	47,844	50,246
IDENTIFIED INTANGIBLES – net	112,618	121,782
OTHER ASSETS	965	942
TOTAL ASSETS	$479,385	$582,390

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$49,840	$69,686
Contract liabilities	927	-
Current Portion of Long-Term Debt	2,650	3,250
Accrued expenses:
Salaries and wages	1,204	1,253
Taxes – other	925	1,325
Accrued freight	2,284	2,413
Commissions	904	1,934
Accrued duty	5,440	6,764
Accrued interest	2,104	2,822
Income tax payable	-	1,172
Other	5,251	5,675
Total current liabilities	71,529	96,294
LONG-TERM DEBT	170,480	253,646
LONG-TERM TAXES PAYABLE	169	169
LONG-TERM LEASE	5,461	8,216
DEFERRED INCOME TAXES	7,475	8,006
DEFERRED LIABILITIES	716	586
TOTAL LIABILITIES	255,830	366,917
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding December 31, 2023 - 7,412,480; December 31, 2022 - 7,339,011	71,973	69,752
Retained earnings	151,582	145,721
Total shareholders' equity	223,555	215,473
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$479,385	$582,390

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended
	December 31,
	2023	2022	2021
NET SALES	$461,833	$615,475	$514,227
COST OF GOODS SOLD	283,235	390,256	319,691
GROSS MARGIN	178,598	225,219	194,536

OPERATING EXPENSES	143,226	181,181	158,564

INCOME FROM OPERATIONS	35,372	44,038	35,972

INTEREST EXPENSE AND OTHER – net	(21,218)	(18,270)	(10,603)

INCOME BEFORE INCOME TAX EXPENSE	14,154	25,768	25,369

INCOME TAX EXPENSE	3,728	5,303	4,810

NET INCOME	$10,426	$20,465	$20,559

INCOME PER SHARE
Basic	$1.42	$2.80	$2.82
Diluted	$1.41	$2.78	$2.77

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,363	7,317	7,283
Diluted	7,381	7,369	7,409

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2020	7,248	$65,971	-	$113,534	$179,505

Net income				$20,559	$20,559
Dividends paid on common stock ($0.59 per share) (1)				(4,299)	(4,299)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	47	$825		-	825
Stock compensation expense	7	1,265		-	1,265
BALANCE - December 31, 2021	7,302	$68,061	-	$129,794	$197,855

Net income				$20,465	$20,465
Dividends paid on common stock ($0.62 per share)				(4,538)	(4,538)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	26	$461		-	461
Stock compensation expense	11	1,230		-	1,230
BALANCE - December 31, 2022	7,339	$69,752	-	$145,721	$215,473

Net income				$10,426	$10,426
Dividends paid on common stock ($0.62 per share)				(4,565)	(4,565)
Repurchase of common stock	-	-		-	-
Stock issued for options exercised, including tax benefits	39	$977		-	977
Stock compensation expense	34	1,244		-	1,244
BALANCE - December 31, 2023	7,412	$71,973	$-	$151,582	$223,555

(1) Quarterly dividend was increased from $0.14 per share to $0.155 per share in the third quarter of 2021.

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,426	$20,465	$20,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,939	12,320	11,342
Amortization of debt issuance costs	853	853	675
Provision for bad debts	451	3,254	302
Deferred income taxes	(531)	(2,209)	2,022
Loss (gain) on disposal of assets	231	(789)	41
Gain on sale of business	(1,341)	-	-
Stock compensation expense	1,244	1,230	1,265
Change in assets and liabilities:
Receivables	18,150	28,222	(42,245)
Contract receivables	(927)	1,062	4,108
Inventories	60,034	(4,986)	(114,226)
Other current assets	706	440	(9,791)
Other assets	3,182	389	(152)
Accounts payable	(21,228)	(45,921)	78,626
Accrued and other liabilities	(7,115)	468	2,432
Income taxes	(2,425)	5,387	(5,313)
Contract liabilities	927	(1,062)	(4,520)
Net cash provided by (used in) operating activities	73,576	19,123	(54,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,918)	(6,702)	(21,055)
Proceeds from the sale of assets	-	5,468	-
Acquisition of business, net of cash acquired	-	-	(212,408)
Proceeds from sale of business	17,300	-	-
Net cash provided by (used in) investing activities	13,382	(1,234)	(233,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	55,681	37,492	180,072
Repayments on revolving credit facility	(101,900)	(40,263)	(34,000)
Proceeds from term loan	-	-	130,000
Repayments on term loan	(38,400)	(11,231)	(2,438)
Debt issuance costs	-	-	(4,266)
Proceeds from stock options	977	461	825
Dividends paid on common stock	(4,565)	(4,538)	(4,299)
Net cash (used in) provided by financing activities	(88,207)	(18,079)	265,894

DECREASE IN CASH AND CASH EQUIVALENTS	(1,249)	(190)	(22,444)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	5,719	5,909	28,353
END OF PERIOD	$4,470	$5,719	$5,909

See notes to Consolidated Financial Statements

ROCKY BRANDS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Rocky, Muck, Georgia Boot, Durango, XTRATUF, Lehigh, Ranger and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: outdoor, work, duty, commercial military, western and military. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: Wholesale, Retail and Contract Manufacturing. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, marketplaces, our Rocky Outdoor Gear Store, and Lehigh businesses. Contract Manufacturing includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 19 for further information.

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

Allowance for Credit Losses - We maintain an allowance for credit losses on accounts receivable that represents estimated losses resulting from customers’ failure to make required payments. We evaluate the allowance for credit losses based on a review of current customer status and historical collection experience along with current and reasonable supportable forecasts of future economic conditions.

Trade Receivables - Trade receivables are presented net of the related allowance for credit losses of approximately $1.8 million and $3.5 million at December 31, 2023 and 2022, respectively. We record the allowance based on historical experience, the age of the receivables, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. In accordance with ASC 606, the return reserve liability netted against trade receivables was $1.5 million and $2.1 million at December 31, 2023 and 2022, respectively.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of net trade receivables as of December 31, 2023 and 2022. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers, maintaining reserves for potential uncollectible accounts and utilizing credit insurance for some of our key customers.

Supplier and Labor Concentrations- We purchase raw materials from a number of domestic and foreign sources. We produce a portion of our shoes and boots in our Dominican Republic, Puerto Rico and China operations. We are not aware of any governmental or economic restrictions that would alter these current operations.

We source a significant portion of our footwear, apparel and gloves from manufacturers in Asia, primarily in China and Vietnam. We are not aware of any governmental or economic restrictions that would alter our current sourcing operations.

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

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Indefinite-lived intangibles include trademarks and trade names. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairments tests at least annually. The Company reviews the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired.

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets are less than their carrying value. The Company would not be required to quantitatively determine the fair value unless the Company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value.

The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment in the fourth quarter of the fiscal year for all reporting units. Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of the reporting unit with its carrying value, including the goodwill assigned to that reporting unit. An impairment charge is recorded if the carrying value of the reporting unit exceeds its estimated fair value. An indefinite-lived intangible asset is quantitatively evaluated for possible impairment by comparing the estimated fair value of the asset with its carrying value. An impairment charge is recorded if the carrying value of the asset exceeds its estimated fair value.

Other intangible assets determined to have a finite life primarily consist of customer relationships and patents, which are amortized over their estimated useful lives using straight-line amortization. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of the future forecasted undiscounted cash flows expected to be generated by the asset group.

For additional details on goodwill and intangible assets, including information related to our annual test, see Note 8.

Leases - Our leases primarily consist of office buildings, distribution centers, manufacturing facilities and equipment. We lease assets in the normal course of business to meet our current and future needs while providing flexibility to our operations. We enter into contracts with third parties to lease specifically identified assets. Most of our leases have contractually specified renewal periods. Our operating leases expire at various dates through 2027, and contain various provisions for rental adjustments and renewal provisions for varying periods. We determine the lease term for each lease based on the terms of each contract and factor in renewal and early termination options if such options are reasonably certain to be exercised.

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

Revenue Recognition - Revenue is recognized when a performance obligation is completed at a point in time and when the customer has obtained control. Control passes to the customer when they have the ability to direct the use of and obtain substantially all the remaining benefits from the goods transferred. We recognize wholesale and e-commerce revenue at the time the products are shipped and retail store revenue transactions at the point of sale. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount less estimated sales discounts and returns based upon specific customer agreements and historical trends. The Company presents revenue gross of fees and sales commissions. Sales commissions are expensed as incurred and are recorded in operating expenses in the accompanying consolidated statements of operations. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that generally range from net 30 to net 120 days.

Cost of Goods Sold - Cost of goods sold represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of goods sold also includes the cost to transport these products to our distribution centers.

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $16.6  million, $15.4  million and $17.9 million for 2023 ,  2022  and 2021, respectively.

Shipping Costs - All shipping costs billed to customers have been included in net sales. All outbound shipping costs to customers have been included in operating expenses and totaled approximately $25.1 million, $38.5 million and $25.1 million in 2023, 2022 and 2021, respectively.

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

Fair Value Measurements - The fair value accounting standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard clarifies how to measure fair value as permitted under other accounting pronouncements.

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances; amounts due from employees (salespersons’ advances in excess of commissions earned and employee travel advances); other customer receivables, net of allowances; and expected insurance recoveries. The carrying amounts of our long-term credit facilities and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our revolving line of credit is categorized as Level 2.

Deferred Compensation Plan Assets and Liabilities - On December 14, 2018, our Board of Directors adopted the Rocky Brands, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"), which became effective January 1, 2019. The Executive Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan in which certain executives are eligible to participate. The deferrals are held in a separate trust, which has been established for the administration of the Executive Deferred Compensation Plan. The trust assets and liabilities are classified as trading securities within prepaid expenses and other current assets and deferred liabilities, respectively in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

2. ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain ASUs on its Consolidated Financial Statements or Notes to the Consolidated Financial Statements:

Standard	Description	Anticipated Adoption Periods	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

This pronouncement is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analysis.

		Q4 2024 (fiscal year) Q1 2025 (interim period)	We are currently evaluating the impact adopting this standard will have on our Consolidated Financial Statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update improve the transparency, effectiveness, and comparability of income tax disclosures by requiring (1) consistent categories and greater disaggregation by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity's worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows.	Q1 2025	We are currently evaluating the impact adopting this standard will have on our Consolidated Financial Statements.

In addition to the recently issued accounting pronouncements, the SEC recently issued its final rule regarded climate change disclosures. We are evaluating the impact this final rule will have on our Consolidated Financial Statements.

Accounting Standards Adopted in Current Year

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

We adopted this standard in Q1 2023 and it did not have a material impact on our financial statements.

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

On March 15, 2021 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary closing price of approximately $207 million, net of cash acquired, based on preliminary working capital and other adjustments. Upon a final agreement of net working capital as of the Acquisition Date, we owed Honeywell an additional $5.4 million. The Acquisition was funded through cash on hand and borrowings under two new credit facilities. See Note 10 for information regarding the two credit facilities.

The Acquisition expanded our brand portfolio to include Muck, XTRATUF, Servus, Ranger and NEOS brands (the "Acquired Brands"). We acquired 100% of the voting interests of certain subsidiaries and additional assets comprising the performance and lifestyle footwear business of Honeywell with the Acquisition. On March 30, 2023, we completed the sale of the Servus brand and the related assets. See Note 4 for additional information. On September 30, 2022, we completed the sale of the NEOS brand and the related assets. See Note 5 for additional information.

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

We acquired multiple leases through the Acquisition including the lease of our Rock Island and China manufacturing facilities and an office building lease in Westwood, Massachusetts. We closed the Rock Island manufacturing Facility in September 2023 and we closed the office in Westwood, Massachusetts in December 2022.

The Acquisition contributed net sales of $161.9 million, $242.8 million, and $179.0 million to our consolidated operating results for the years ended December 31, 2023, 2022 and 2021, respectively. The Acquisition contributed net income of $16.4 million, $9.3 million, and $16.5 million to our consolidated operating results for the years ended December 31, 2023, 2022 and 2021, respectively.

Acquisition-related costs

Costs incurred to complete and integrate the Acquisition are expensed as incurred and included in "operating expenses" in the accompanying consolidated statements of operations. During the years ended December 31, 2023, 2022, and 2021 there were approximately $2.8 million, $3.5 million and $11.9 million, respectively, of Acquisition-related costs recognized. These costs represent investment banking fees, legal and professional fees, transaction fees, integration costs, amortization and consulting fees associated with the Acquisition.

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

The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill was as follows:

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of the future results of operations. The pro forma results presented below are adjusted for the removal of the step up value of finished goods inventory associated with the Acquisition of approximately $3.5 million for the year ended December 31, 2021. The pro forma results presented below are also adjusted for the removal of Acquisition-related costs of approximately $2.8 million, $3.5 million and $11.9 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

	Year Ended December 31,
($ in thousands, except per share amount)	2023	2022	2021
Net sales	$461,833	$615,475	$552,905
Net income	$12,518	$23,250	$40,248
Diluted earnings per share	$1.70	$3.16	$5.43

4. SALE OF SERVUS BRAND AND RELATED ASSETS

On March 30, 2023, we completed the sale of the Servus brand and related assets to PQ Footwear, LLC and Petroquim S.R.L. (collectively "the Buyer"). Total consideration for this transaction was approximately $19.0 million, of which $17.3 million was received at closing. The remaining $1.7 million will be paid out in accordance with the purchase agreement. The sale of the Servus brand included the sale of inventory, fixed assets, customer relationships, tradenames and goodwill, all of which related to our Wholesale segment. In connection with the sale of the Servus brand we also are licensing the rights to certain proprietary processes to the Buyer. We recorded a gain on the sale of Servus of approximately $1.3 million which is recorded within Interest Expense and Other - net on the accompanying consolidated statement of operations for the twelve months ended December 31, 2023.

5. SALE OF NEOS BRAND AND RELATED ASSETS

On September 30, 2022, we completed the sale of the NEOS brand and related assets to certain entities controlled by SureWerx pursuant to terms of an asset purchase agreement dated September 30, 2022. Total consideration for this transaction was approximately $5.8 million, of which $5.5 million was received at closing. The remaining $0.3 million was deposited in escrow and shall be managed and paid out in accordance with the terms of the asset purchase agreement and the escrow agreement. The sale of the NEOS brand included the sale of inventory, fixed assets, customer relationships, and tradenames, all of which related to our Wholesale segment. This transaction resulted in the sale of inventory of approximately $3.6 million recorded in net sales and approximately $2.4 million recorded in costs of goods sold in the accompanying consolidated statement of operations for the twelve months ended December 31, 2022 . Fixed assets, customer relationships and tradenames sold in connection with the sale of the NEOS brand resulted in reduction of operating expenses of approximately $0.7 million recorded in the accompanying consolidated statement of operations for the twelve months ended December 31, 2022 .

6. INVENTORIES

Inventories are comprised of the following:

	December 31,	December 31,
($ in thousands)	2023	2022
Raw materials	$16,774	$16,541
Work-in-process	912	933
Finished goods	151,515	217,926
Total	$169,201	$235,400

In accordance with ASC 606, the returns reserve included within inventories was approximately $0.8 million and $1.1 million at December 31, 2023 and  December 31, 2022, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	December 31,	December 31,
($ in thousands)	2023	2022
Land	$972	$972
Buildings	37,581	37,601
Machinery and equipment	61,148	60,942
Furniture and fixtures	2,006	2,022
Lasts, dies and patterns	11,271	13,973
Construction work-in-progress	8,453	11,798
Total	121,431	127,308
Less - accumulated depreciation	(69,455)	(69,949)

Net Fixed Assets	$51,976	$57,359

We incurred approximately $8.1 million, $9.2 million, and $8.8 million in depreciation expense for 2023, 2022 and 2021, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangibles are tested for impairment at least annually by comparing the estimated fair values of our reporting units and indefinite-lived intangible assets to their respective carrying values. For goodwill, we estimated the fair value of each reporting unit by weighing the results of the income and market approaches. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. When performing the income approach, we utilize the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income, and other factors (such as working capital and capital expenditures). The discount rates used were based on a weighted-average cost of capital determined from relevant market comparisons and take into consideration the risk and nature of the respective reporting unit's cash flows. For the market approach, we use the guideline public company method which relies upon valuation multiples derived from stock prices and enterprise values of publicly traded companies that are comparable to the reporting unit being evaluated. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization.

The fair value of our trade names was determined based on the income approach using the Relief from Royalty Method. This method requires us to estimate the future revenues for the related brands, the appropriate royalty rate, and the weighted-average cost of capital.

We consider the assumptions used in our determination of the estimated fair value of our reporting units and indefinite-lived intangible assets to be reasonable and comparable to those that would be used by other marketplace participants; however, actual events and results could differ substantially from the estimates used in our valuations. These assumptions include, among other things, estimating future cash flows, including projected revenue and operating results, as well as selecting appropriate discount rates, pricing multiples, and an assumed royalty rate. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the fair value of our goodwill and other intangible assets, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, expected growth rates, cost containment and margin expansion, business plans, market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances such as supply chain disruptions and the loss of key customers could negatively affect key assumptions used for the recent fair value test and potentially result in goodwill impairment.

After completing our annual impairment test for each reporting unit and our indefinite-lived intangible assets during the fourth quarter of 2023 and 2022, we concluded there was no impairment in either of these years.

We did not have any reporting units that were at risk of failing the first step of the goodwill impairment test. The estimated fair values of the Wholesale and the Retail reporting unit exceeded their carrying amounts at the date of testing by more than 20% for both 2023 and 2022.

The amount of our goodwill that is deductible for tax purposes is $47.0 million.

The changes in the carrying amount of goodwill are as follows:

($ in thousands)	2023	2022
Goodwill balance at beginning of the year	$50,246	$50,246
Sale of Business (1)	(2,402)	-
Goodwill balance at end of the year (2)	$47,844	$50,246

(1) Relates to the divesture of the Servus brand during the year ended December 31, 2023, see Note 4 for additional information.

(2) As of December 31, 2023, goodwill allocated to our Wholesale and Retail reporting segments was $23.0 million and $24.8 million, respectively. As of December 31, 2022, goodwill allocated to our Wholesale and Retail reporting segments was $25.4 million and $24.8 million, respectively. No goodwill was allocated to our Contract Manufacturing segment for either period presented.

A schedule of identified intangible assets is as follows:

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2023
Trademarks (1)	$78,654	-	$78,654
Patents	895	$845	50
Customer relationships (2)	41,659	7,745	33,914
Total Intangibles	$121,208	$8,590	$112,618

(1) Servus trademarks were reduced from approximately $2.5 million to zero at March 30, 2023 as a result of the sale of the Servus brand (see Note 4).

(2) Customer relationships relating to the Servus brand of approximately $4.3 million and related amortization of approximately $0.6 million were reduced to zero at  March 30, 2023 as a result of the sale of the Servus brand (see Note 4).

	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
December 31, 2022
Trademarks (1)	$81,199	-	$81,199
Patents	895	$826	69
Customer relationships (2)	46,006	5,492	40,514
Total Intangibles	$128,100	$6,318	$121,782

(1) NEOS trademarks were reduced from approximately $0.6 million to zero at December 31, 2022 as a result of the sale of the NEOS bran d (see Note  5 ).

(2) Customer relationships relating to the NEOS brand of approximately $0.9 million and related amortization of approximately $0.1 million were reduced to zero at December 31, 2022 as a result of the sale of the NEOS br and (see Note 5 ).

The weighted average remaining life for our patents is 6.0 years.

A schedule of approximate amortization expense related to finite-lived intangible assets for the twelve months ended December 31, 2023, 2022 and 2021 is as follows:

	Twelve Months Ended
	December 31,
($ in thousands)	2023	2022	2021
Amortization expense	$2,878	$3,131	$2,514

A schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31 is as follows:

Amortization
($ in thousands)	Expense
2024	2,795
2025	2,790
2026	2,788
2027	2,785
2028	2,781
2029+	20,025

9. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
($ in thousands)	2023	2022
Long-term deposits	$556	$607
NQDC plan assets	409	335
Total	$965	$942

10.   LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility ("Term Facility") with TCW Asset Management Company, LLC, as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provided for quarterly payments of principal and bears interest of LIBOR plus 7.00% through June 30, 2021. After this date, interest was assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 4.00, the effective interest rate will be SOFR plus 7.50% (or at our option, Prime Rate plus 6.50%). If our total leverage ratio is less than 4.00, but greater than 3.00, the effective interest rate will be SOFR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.00, the effective interest rate will be SOFR plus 6.50% (or at our option, Prime Rate plus 5.50%). The Term Facility also has a SOFR floor rate of 1.00%. In June 2022, we entered into a second amendment with TCW to amend our Term Facility to consent to modifications in our borrowing capacity under the ABL Facility as described below, and to adjust certain pricing and prepayment terms, among other things. The second amendment also modified the interest index whereas SOFR will be used to calculate interest rather than LIBOR. The effective interest rate was increased to SOFR plus 7.50% through November 2022. In November 2022, the Term Facility was amended to increase the effective interest rate to LIBOR plus 7.00% until June 2023 and to  provide certain EBITDA adjustments with response to financial covenants, among other things. In May 2023, we entered into a fourth amendment with TCW to further amend our Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the method to calculate total debt, continue certain pricing terms, extend certain prepayment terms, and pay such lenders certain amendment fees, among other things. In October 2023, we entered into a sixth amendment with TCW to further amend our Term Facility to provide certain EBITDA adjustments with respect to the financial covenants, adjust the performance pricing grid, and adjust the total leverage ratio periodically through June 30, 2025, among other things.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets, and a first-lien on substantially all other assets. The Term Facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the Borrowers’ request and the Lenders’ option, subject to customary conditions. In December of 2021, we amended our ABL Facility to temporarily increase our borrowing capacity from $150 million to $175 million until June 2022, at which time our borrowing capacity would have went down to $165 million. In June 2022, we further amended our ABL Facility to temporarily increase our borrowing capacity by $25 million to $200 million through December 31, 2022, which thereafter would have been reduced to $175 million. In November 2022, we entered into a third amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenant. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. In October 2023, we entered into a fifth amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenant. As of  December 31, 2023, we had borrowing capacity of $31.1 million.

Interest expense was approximately $22.7 million, $18.3 million and $10.6 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

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

Current and long-term debt consisted of the following:

	December 31,	December 31,
($ in thousands)	2023	2022
Term Facility that matures in 2026 with an effective interest rate of 13.20% and 12.14% as of December 31, 2023 and December 31, 2022, respectively	$77,932	$116,332
ABL Facility that matures in 2026:
SOFR borrowings with an effective interest rate of 7.31% and 5.47% as of December 31, 2023 and December 31, 2022, respectively	83,144	140,000
Prime borrowings with an effective interest rate of 8.75% and 7.27% as of December 31, 2023 and December 31, 2022, respectively	13,938	3,301
Total debt	175,014	259,633
Less: Unamortized debt issuance costs	(1,884)	(2,737)
Total debt, net of debt issuance costs	173,130	256,896
Less: Debt maturing within one year	(2,650)	(3,250)
Long-term debt	$170,480	$253,646

Credit Facility Covenants

The Term Facility contains restrictive covenants which require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. We are in compliance with all Term Facility covenants as of  December 31, 2023.

Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the twelve months ended  December 31, 2023, there were no triggering events and the covenant was not in effect.

11. LEASES

The operating ROU assets and operating lease liabilities as of December 31, 2023 and December 31, 2022 were as follows:

	December 31,	December 31,
($ in thousands)	2023	2022	Financial Statement Line Item
Assets:
Operating ROU Assets	$7,809	$11,014	Leased assets

Liabilities:
Current
Operating	$2,628	$3,071	Other accrued expenses
Noncurrent
Operating	5,461	8,216	Long-term lease
Total leased liabilities	$8,089	$11,287

Maturities of our operating lease liabilities are as follows:

Operating
($ in thousands)	Leases
2024	$2,810
2025	2,727
2026	2,359
2027	503
2028	67
Total lease payments	8,466
Less: Interest	(377)
Present value of lease liabilities	$8,089

For the twelve months ended December 31, 2023 and December 31, 2022, the weighted average remaining lease term and discount rate were as follows:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	2.1	2.8

Weighted-average discount rate
Operating leases	2.6%	1.4%

For the twelve months ended December 31, 2023,   December 31, 2022 and December 31, 2021 the supplemental cash flow information was as follows:

	December 31,	December 31,	December 31,
($ in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,853	$1,492	$1,230

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$628	$2,786	$13,186

The breakdown of rent expense for our operating leases for the twelve months ended December 31, 2023 and December 31, 2022 were as follows:

	Twelve Months Ended
	December 31,	December 31,	December 31,
($ in thousands)	2023	2022	2021	Financial Statement Line Item
Operating lease expenses - Manufacturing & Sourcing (1)	$2,826	$784	$813	Cost of goods sold
Operating lease expenses (1)	1,617	4,595	1,417	Operating expenses
Total lease expenses	$4,443	$5,379	$2,230

(1) Includes short-term lease expenses of approximately $0.5 million, $2.2 million and $1.3 million for the twelve months ended December 31, 2023,  December 31, 2022 and December 31, 2021, respectively.

12.   BENEFIT PLAN

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

Our approximate contributions to the 401(k) Plan were as follows:

($ in thousands)	2023	2022	2022
401k plan sponsor contributions	$1,531	$1,798	$1,311

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

The deferrals are held in a separate trust, which has been established by the Company to administer the Executive Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a "Rabbi Trust"). The assets held by the trust were approximately $0.4 million and $0.3 million as of  December 31, 2023 and  December 31, 2022, respectively, and are classified as trading securities within other assets in the accompanying consolidated balance sheets. The liabilities held under the Executive Deferred Compensation Plan were approximately $0.2 million and $0.1 million, as of  December 31, 2023 and December 31, 2022, respectively, and are classified within deferred liabilities in the accompanying consolidated balance sheets. Changes in the deferred compensation assets and liabilities are charged to operating expenses in the accompanying consolidated statements of operations.

In 2020, we entered into a second deferred compensation plan (the "Dominican Plan"), which became effective August 18, 2020 and is a non-qualified deferred compensation plan for certain key employees at our Dominican Republic manufacturing facility.

Under the Dominican Plan, key employees will receive a set dollar amount, as defined in the agreement, at the later of five years following the effective date of the agreement or upon the employee attaining the age of 65. Payments are due within 30 days of the employee's retirement. If the employee terminates their employment, for any reason, prior to their retirement and five years after the effective date of the agreement, the employee is not eligible to receive a payout. The funds are accrued based on service and are not held in an investment or trust account. The total liabilities held under the Dominican Plan were approximately $0.3 million and $0.2 million as of  December 31, 2023 and  December 31, 2022, respectively, and are classified within deferred liabilities in the accompanying consolidated balance sheets.

13. TAXES

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

A breakdown of our income tax expense (benefit) for the years ended December 31 is as follows:

($ in thousands)	2023	2022	2021
Federal:
Current	$3,877	$5,993	$1,554
Deferred	(977)	(1,417)	1,729
Total Federal	2,900	4,576	3,283

State & local:
Current	262	1,415	833
Deferred	123	(247)	(176)
Total State & local	385	1,168	657

Foreign
Current	106	182	907
Deferred	337	(623)	(37)
Total Foreign	443	(441)	870

Total	$3,728	$5,303	$4,810

A reconciliation of recorded Federal income tax expense to the expected expense computed by applying the applicable Federal statutory rate for all periods to income before income taxes follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Expected expense at statutory rate	$2,975	$5,414	$5,327

Increase (decrease) in income taxes resulting from:
Exempt income from Dominican Republic operations due to tax holiday	(476)	(632)	(1,238)
Tax Rate Differential effect of Foreign Operations	106	160	45
Tax on repatriated earnings from Dominican Republic operations	190	316	941
State and local income taxes	407	734	222
Foreign Tax Credit	(227)	(348)	(547)
Meals and entertainment	66	5	2
Nondeductible penalties	3	6	3
Provision to return filing adjustments	684	(352)	55
Total	$3,728	$5,303	$4,810

Deferred income taxes recorded in the Consolidated Balance Sheets at December 31, 2023 and 2022 consisted of the following:

($ in thousands)	2023	2022
Deferred tax assets:
Asset valuation allowances and accrued expenses	$1,651	$2,257
Inventories	2,428	3,300
State and local income taxes	305	293
Pension and deferred compensation	54	42
Net operating losses	866	794
163(J) Interest limitation	4,644	1,077
Lease asset	1,853	2,608
Total deferred tax assets	11,801	10,371
Valuation allowances	(355)	-
Total deferred tax assets	11,446	10,371

Deferred tax liabilities:
Fixed assets	4,166	4,490
Intangible assets	11,713	10,262
Other assets	748	793
Tollgate tax on Lifestyle earnings	228	228
State and local income taxes	280	59
Lease Liability	1,786	2,545
Total deferred tax liabilities	18,921	18,377

Net deferred tax liability	$7,475	$8,006

The valuation allowance as of December 31, 2023 is related to certain foreign income tax net operating loss carry forwards.

We have provided Puerto Rico tollgate taxes on approximately $3.7 million of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. In 2001, we received abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994; thus no other provision for tollgate tax has been made on earnings after that date. If we repatriate the earnings from Lifestyle, $0.2 million of tollgate tax would be due as of December 31, 2023.

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2020
Various U.S. States	2019
Puerto Rico (U.S. Territory)	2018
Canada	2018
China	2020
Mexico	2021
United Kingdom	2021
Australia	2021

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2023, no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

14. SHAREHOLDERS' EQUITY

Repurchase of Common Stock

Our previous shareholder repurchase program expired on March 4, 2022. We have not announced a new repurchase program since the prior program expired.

Preferred Shares

The Company has authorized 250,000 shares of voting preferred stock with no par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock with no par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $0.06 per share, of which no shares are issued or outstanding at December 31, 2023 and 2022.

15. SHARE-BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan and in May 2021 this plan was amended as our shareholders authorized an additional 600,000 shares (as amended, the "2014 Plan"). The 2014 Plan includes 1,100,000 of our common shares that may be granted under various types of awards as described in the 2014 Plan. As of December 31, 2023, we were authorized to issue 502,325 shares under the 2014 Plan.

On January 24, 2021, we adopted the 2021 Inducement Option Plan (the "2021 Plan") pursuant to which 25,000 non-qualified stock options were granted to seven key employees acquired with the Acquisition. The 2021 Plan did not require shareholder approval under Nasdaq Listing Rule 5635(c). As of December 31, 2023, no shares were available for grant under the 2021 Plan.

Stock Options

There were no options granted for the year ended December 31, 2023. The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted during the years ended December 31:

	2022	2021
Assumptions:
Risk-free interest rate	0.82%	0.32%
Expected dividend yield	2.15%	1.18%
Expected volatility of Rocky's common stock	54.70%	51.87%
Expected option term (years)	5.1	5.6
Weighted-average grant date fair value per share	$12.85	$12.16

For the years ended December 31, 2023 and 2022, we recognized share-based compensation expense and the corresponding tax benefit as follows:

($ in thousands)	2023	2022	2021
Share-based compensation expense	$1,244	$1,230	$1,265
Tax benefit	302	221	192

The following summarizes stock option activity for the year ended December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
($ amounts are per share)	Shares	Exercise Price	Actual Term	Intrinsic Value
Options outstanding at January 1, 2023	341,436	$28.87
Issued	-	-
Exercised	(38,400)	25.44
Forfeited or expired	(37,950)	32.05
Options outstanding at December 31, 2023	265,086	$38.92	4.3	$909,038
Expected to vest	61,550	$32.79	7.1	$74,333
Exercisable at December 31, 2023	203,536	$27.75	3.5	$834,705

For the years ended December 31, 2023, 2022, and 2021 cash received for the exercise of stock options was approximately $1.0 million, $0.5 million, and $0.8 million, respectively.

Restricted Stock Units

The following table summarizes the status of the Company's restricted stock units and activity as of  December 31, 2023:

	Restricted Stock Units
		Weighted-Average Grant Date
($ amounts are per share)	Quantity	Fair Value Per Share
Nonvested at January 1, 2023	1,954	$12.79
Granted	40,812	23.89
Vested	(651)	12.79
Forfeited	(9,703)	23.70
Nonvested at December 31, 2023	32,412	$23.49

As of December 31, 2023, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was approximately $1.1 million with a weighted-average expense recognition period of 3.0 years.

During the years ended December 31, 2023 and 2022, and 2021 we issued 34,418 shares, 10,762 shares and 6,868 shares of common stock to members of our Board of Directors, respectively.

16. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
(shares in thousands)	2023	2022	2021

Basic - weighted average shares outstanding	7,363	7,317	7,283
Dilutive restricted share units	5	-	-
Dilutive stock options	13	52	126
Diluted - weighted average shares outstanding	7,381	7,369	7,409
Anti-dilutive securities	229	162	25

17.   REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., Canada, and internationally, mainly in Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor specialty stores, online retailers, independent retailers, mass merchants, retail uniform stores and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, our Rocky Outdoor Gear Store, and Lehigh business. We also sell footwear under the Rocky Brands label to the U.S. Military.

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

Revenues from sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include prompt payment discounts, volume rebates and product returns. These reserves, as detailed below, are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates as of December 31, 2023. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

When a right of return is part of the arrangement with the customer, we estimate the expected returns based on an analysis using historical data. We adjust our estimate either when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed, whichever occurs earlier. Please see Note 1 and Note 6 for additional information.

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

Contract Liabilities

The following table provides information about contract liabilities from contracts with our customers.

	December 31,	December 31,
($ in thousands)	2023	2022
Contract liabilities	$927	$-

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2022	-
Non-cancelable contracts with customers entered into during the period	$2,990
Revenue recognized related to non-cancelable contracts with customers during the period	(2,063)
Balance, December 31, 2023	$927

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with ASC 606 disaggregation requirements. See Note 19 for segment disclosures.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
($ in thousands)	2023	2022	2021

Interest paid	$13,302	$17,501	$7,930

Federal, state, and local income taxes paid, net	$6,656	$1,930	$8,638

Change in contract receivables, net	$(927)	$1,062	$4,108

Change in contract liabilities, net	$927	$(1,062)	$(4,520)

Property, plant, and equipment purchases in accounts payable	$881	$976	$2,191

19. SEGMENT INFORMATION

Reportable Segments - We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing.

Wholesale. In our Wholesale segment, our products are offered in over 10,000 retail locations representing a wide range of distribution channels in the U.S., Canada, U.K. and other international markets, mainly in Europe. These distribution channels vary by product line and target market and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers.

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

The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the years ended December 31:

	Year Ended
	December 31,
($ in thousands)	2023	2022	2021
NET SALES:
Wholesale	$337,019	$484,779	$391,070
Retail	116,960	115,354	94,658
Contract Manufacturing	7,854	15,342	28,499
Total Net Sales	$461,833	$615,475	$514,227

GROSS MARGIN:
Wholesale	$119,485	$165,059	$140,166
Retail	58,391	57,817	47,792
Contract Manufacturing	722	2,343	6,578
Total Gross Margin	$178,598	$225,219	$194,536

Segment asset information is not prepared or used to assess segment performance.

Product Group Information - The following is supplemental information on net sales by product group for the years ended December  31:

($ in thousands)	2023	% of Sales	2022	% of Sales	2021	% of Sales
Work footwear	$198,096	42.9%	$256,162	41.6%	$280,235	54.5%
Outdoor footwear	130,424	28.2	183,121	29.8	76,031	14.8
Western	70,374	15.2	108,697	17.7	87,425	17.0
Duty and commercial military footwear	50,482	10.9	46,177	7.5	39,715	7.7
Military footwear	7,999	1.7	15,342	2.5	22,767	4.4
Other	3,103	0.7	3,581	0.6	5,149	1.0
Apparel	1,355	0.3	2,395	0.4	2,905	0.6
	$461,833	100.0%	$615,475	100.0%	$514,227	100.0%

Net sales to foreign countries represented approximately 5.1% of net sales in 2023, 6.2% of net sales in 2022 and 6.9% of net sales in 2021.

The net book value of fixed assets located outside of the U.S. totaled  $11.9 million at December 31, 2023, of which approx imately $3.9 million resides in the Dominican Republic and approximatel y $8.0 million resides in China.

20. RESTRUCTURING CHARGES

In 2023, we completed a cost savings review aimed at operating efficiencies to better position us for profitable growth. Following the integration of the Acquired Brands, we identified a number of operational synergies and cost savings opportunities, including a reduction in workforce. In addition to the accrued expenses below, we incurred approximately $1.5 million in restructuring costs that are included in operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2023.

For the year ended December 31, 2023, the following activity was recorded:

	Employee Severance, Benefits and Related Costs
	Twelve Months Ended December 31,
($ in thousands)	2023	2022
Accrued expenses, beginning of period	$381	-
Restructuring charges	1,486	$1,201
Cash payments	(885)	(820)
Accrued expenses, end of period	$982	$381

21. COMMITMENTS AND CONTINGENCIES

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

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. associated with the Acquired Brands during 2021 and 2022. As a result of the misclassification of HTS codes we have paid duties in excess of the required amount. We are in the process of filing multiple post summary corrections with U.S. Customs to seek refunds of duties paid in excess of the correct HTS codes. We have the potential to recover the total amount of overpaid duties resulting in a potential refund of approximately $7.7 million, of which we have received $1.9 million in refunds during the year ended December 31, 2023 and $3.2 million in refunds during the year ended December 31, 2022. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying unaudited condensed consolidated balance sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2023. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Schneider Downs & Co., Inc., our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included within this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on Internal Control over Financial Reporting

We have audited Rocky Brands, Inc. and Subsidiaries’ (the "Company’s") internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 15, 2024 expressed an unqualified opinion.

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 15, 2024

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions "ELECTION OF DIRECTORS," "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE," "INFORMATION CONCERNING EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders (the "Company's Proxy Statement") to be held on June 5, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10-K in Item 8:

●  Report of Independent Registered Public Accounting Firm

●  Consolidated Balance Sheets as of December 31, 2023 and 2022

●  Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

●  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021

●  Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

●  Notes to Consolidated Financial Statements

(2) The following financial statement schedule for the years ended December 31, 2023 and 2022 and is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report. See Appendix A.

●  Schedule II -- Consolidated Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits:

Exhibit Number	Description

2.1	Purchase Agreement, dated January 24, 2021, by and among Honeywell Safety Products USA, Inc., North Safety Products Limited, Honeywell Safety Products (UK) Limited, North Safety de Mexicali S de R.L. de C.V., Honeywell (China) Co. Ltd. and Rocky Brands, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 24, 2021, and filed on January 26, 2021).

2.2	Letter Agreement, dated March 14, 2021, by and among Honeywell Safety Products USA, Inc., North Safety Products Limited, Honeywell Safety Products (IK) Limited, North Safety de Mexicali S de R.L. de C.V, Honeywell (China) Co. Ltd. and Rocky Brands, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on form 10-Q for the fiscal quarter ended March 31, 2021).

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

10.02*	Schedule of directors and executive officers who have entered into the form of Indemnification Agreement

10.03

Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding the Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

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

10.08	Form of Option Award Agreement under the Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.09

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

10.14	ABL Loan and Security Agreement dated March 15, 2021 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 15, 2021 and filed on March 16, 2021).

10.15	Term Credit Loan and Security Agreement dated March 15, 2021 between the Company and The Direct Lending Group of TCW Asset Management Company, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 15, 2021 and filed on March 16, 2021).

10.16	First Amendment to ABL Loan and Security Agreement, dated December 10, 2021, between the Company, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 10, 2021 and filed on December 15, 2021).

10.17	First Amendment to Term Loan and Security Agreement, dated December 10, 2021, between the Company, TCW Asset Management Company LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 10, 2021 and filed on December 15, 2021).

10.18	Second Amendment to ABL Loan and Security Agreement, dated June 8, 2022, between the Company, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 2022 and filed on June 10, 2022).

10.19	Second Amendment to Term Loan and Security Agreement, dated June 8, 2022, between the Company, TCW Asset Management Company, LC and the other leaders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 6, 2022 and filed on June 10, 2022).

10.20	Third Amendment to ABL Loan and Security Agreement, dated November 2, 2022, between the Company, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 2, 2022 and filed on November 3, 2022).

10.21	Third Amendment to Term Loan and Security Agreement, dated November 2, 2022, between the Company, TCW Asset Management Company, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 2, 2022 and filed on November 3, 2022).

10.22	Fourth Amendment to Term Loan and Security Agreement, dated May 9, 2023, between the Company, TCW Asset Management Company, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 9, 2023 and filed on May 10, 2023).

10.23	Fourth Amendment to ABL Loan and Security Agreement, dated November 2, 2022, between the Company, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 19, 2023 and filed on May 24, 2023).

10.24	Fifth Amendment to Term Loan and Security Agreement, dated May 10, 2023, between the Company, TCW Asset Management Company, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023).

10.25	Fifth Amendment to ABL Loan and Security Agreement, dated November 2, 2022, between the Company, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 31, 2023 and filed on November 1, 2023).

10.26	Sixth Amendment to Term Loan and Security Agreement, dated October 31, 2023, between the Company, TCW Asset Management Company, LLC and the other lenders party thereto incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 31, 2023 and filed on November 1, 2023).

21*	Subsidiaries of the Company.

23*	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Power of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

97*	Rocky Brands, Inc. Clawback Policy

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

ROCKY BRANDS, INC.

Date: March 15, 2024	By:	/s/ JASON BROOKS
Jason Brooks, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON S. BROOKS	Chairman, President and Chief Executive Officer	March 15, 2024
Jason S. Brooks	(Principal Executive Officer)

/s/ THOMAS D. ROBERTSON	Chief Financial Officer, Chief Operating Officer and Treasurer	March 15, 2024
Thomas D. Robertson	(Principal Financial and Accounting Officer)

* CURTIS A. LOVELAND	Assistant Secretary and Director	March 15, 2024
Curtis A. Loveland

* Michael L. Finn	Director	March 15, 2024
Michael L. Finn

*ROBYN R. HAHN	Director	March 15, 2024
Robyn R. Hahn

* G. Courtney Haning	Lead Director	March 15, 2024
G. Courtney Haning

* William L. Jordan	Director	March 15, 2024
William L. Jordan

* robert b. moore, jr.	Director	March 15, 2024
Robert B. Moore, Jr.

* DWIGHT E. SMITH	Director	March 15, 2024
Dwight E. Smith

* TracIE A. WINBIGLER	Director	March 15, 2024
Tracie A. Winbigler

By: /s/ JASON BROOKS
Jason Brooks, Attorney-in-Fact

Appendix A

ROCKY BRANDS, INC. AND SUBSIDIARIES

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022, and 2021

($ in thousands)

	Balance at	Additions
	Beginning of	Charged to Costs			Balance at End
Description	Period	and Expenses	Deductions		of Period
ALLOWANCE FOR CREDIT LOSSES
Year ended December 31, 2023	$3,473	$451	$(2,153)	(1)	$1,771
Year ended December 31, 2022	$613	$3,254	$(394)	(1)	$3,473
Year ended December 31, 2021	$242	$302	$69	(1)	$613
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
Year ended December 31, 2023	$-	$355	$-		$355
Year ended December 31, 2022	$-	$-	$-		$-
Year ended December 31, 2021	$298	$-	$(298)		$-
ALLOWANCE FOR DISCOUNTS AND RETURNS
Year ended December 31, 2023	$1,455	$38,577	$(37,901)		$2,131
Year ended December 31, 2022	$2,515	$41,374	$(42,434)		$1,455
Year ended December 31, 2021	$1,818	$26,454	$(25,757)		$2,515

(1)	Amount charged off, net of recoveries