Form 10-Q
period 2024-03-31
ROCKY BRANDS, INC.
filed 2024-05-09
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 7,423,181 shares of the Registrant's Common Stock outstanding on April 30, 2024.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,	March 31,
	2024	2023	2023
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,059	$4,470	$4,946
Trade receivables – net	70,662	77,028	73,650
Contract receivables	-	927	-
Other receivables	1,913	1,933	2,235
Inventories – net	165,129	169,201	224,124
Income tax receivable	538	1,253	-
Prepaid expenses	6,037	3,361	5,619
Total current assets	247,338	258,173	310,574
LEASED ASSETS	7,139	7,809	10,153
PROPERTY, PLANT & EQUIPMENT – net	51,305	51,976	54,666
GOODWILL	47,844	47,844	47,844
IDENTIFIED INTANGIBLES – net	111,919	112,618	114,716
OTHER ASSETS	982	965	1,028
TOTAL ASSETS	$466,527	$479,385	$538,981

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$53,479	$49,840	$66,783
Contract liabilities	-	927	-
Current portion of long-term debt	2,650	2,650	2,823
Accrued expenses:
Salaries and wages	1,774	1,204	1,816
Taxes – other	523	925	857
Accrued freight	2,193	2,284	2,098
Commissions	657	904	706
Accrued duty	5,867	5,440	6,642
Accrued interest	1,979	2,104	2,311
Income tax payable	-	-	1,052
Other	5,626	5,251	5,902
Total current liabilities	74,748	71,529	90,990
LONG-TERM DEBT	153,302	170,480	216,973
LONG-TERM TAXES PAYABLE	169	169	169
LONG-TERM LEASE	4,801	5,461	7,501
DEFERRED INCOME TAXES	7,475	7,475	8,006
DEFERRED LIABILITIES	737	716	1,053
TOTAL LIABILITIES	241,232	255,830	324,692
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding March 31, 2024 - 7,417,546; December 31, 2023 - 7,412,480; March 31, 2023 - 7,346,650	72,312	71,973	70,107
Retained earnings	152,983	151,582	144,182
Total shareholders' equity	225,295	223,555	214,289
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$466,527	$479,385	$538,981

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
NET SALES	$112,906	$110,445
COST OF GOODS SOLD	68,757	66,686
GROSS MARGIN	44,149	43,759

OPERATING EXPENSES	36,166	39,604

INCOME FROM OPERATIONS	7,983	4,155

INTEREST EXPENSE AND OTHER – net	(4,654)	(4,664)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	3,329	(509)

INCOME TAX EXPENSE (BENEFIT)	779	(111)

NET INCOME (LOSS)	$2,550	$(398)

INCOME (LOSS) PER SHARE
Basic	$0.34	$(0.05)
Diluted	$0.34	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,417	7,346
Diluted	7,450	7,346

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and		Accumulated
	Additional Paid-in Capital		Other		Total
	Shares		Comprehensive	Retained	Shareholders'
	Outstanding	Amount	Income	Earnings	Equity

BALANCE - December 31, 2022	7,339	$69,752	$-	$145,721	$215,473

Net loss				$(398)	$(398)
Dividends paid on common stock ($0.155 per share)				(1,141)	(1,141)
Stock issued for options exercised, including tax benefits	1	$8		-	8
Stock compensation expense	7	347		-	347
BALANCE - March 31, 2023	7,347	$70,107	-	$144,182	$214,289

BALANCE - December 31, 2023	7,412	$71,973	$-	$151,582	$223,555

Net income				$2,550	$2,550
Dividends paid on common stock ($0.155 per share)				(1,149)	(1,149)
Stock compensation expense	5	$339		-	339
BALANCE - March 31, 2024	7,417	$72,312	$-	$152,983	$225,295

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,550	$(398)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,506	2,812
Amortization of debt issuance costs	213	213
Noncash lease expense	669	-
Provision for bad debts	410	(194)
Loss on disposal of assets	17	185
Gain on sale of business	-	(1,341)
Stock compensation expense	339	347
Change in assets and liabilities:
Receivables	5,977	21,871
Contract receivables	927	-
Inventories	4,072	5,111
Other current assets	(2,676)	(1,552)
Other assets	(17)	775
Accounts payable	2,760	(4,390)
Accrued and other liabilities	(133)	(2,594)
Income taxes	715	(41)
Contract liabilities	(927)	-
Net cash provided by operating activities	17,402	20,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(280)	(431)
Proceeds from sales of fixed assets	8	-
Proceeds from sale of business	-	17,300
Net cash (used in) provided by investing activities	(272)	16,869

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,750	4,213
Repayments on revolving credit facility	(15,500)	(21,000)
Repayments on term loan	(3,642)	(20,526)
Proceeds from stock options	-	8
Dividends paid on common stock	(1,149)	(1,141)
Net cash used in financing activities	(18,541)	(38,446)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,411)	(773)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,470	5,719
END OF PERIOD	$3,059	$4,946

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

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

The accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the Unaudited Condensed Consolidated Financial Statements are considered to be of normal and recurring nature. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2023 Unaudited Condensed Consolidated Balance Sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2023, which includes all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain ASUs on its Unaudited Condensed Consolidated Financial Statements:

Standard	Description	Anticipated Adoption Periods
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This pronouncement requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid.	Q1 2025
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

This pronouncement requires expanded disclosures about an entity’s reportable segments, including more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how an entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources.

Fiscal year ending December 31, 2024

In addition to the recently issued accounting pronouncements, the SEC recently issued its final rule regarded climate change disclosures. We are evaluating the impact this final rule will have on our Unaudited Condensed Consolidated Financial Statements. No other new accounting pronouncement issued or effective during the period had, or is expected to have, a material impact on our Unaudited Condensed Consolidated Financial Statements.

Accounting Standards Adopted in the Prior Year

Standard	Description
ASU 2016-13, Measurement of Credit Losses on Financial Instruments

This pronouncement significantly changes how entities measure credit losses for most financial assets, including accounts receivable and held-to-maturity marketable securities, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses.

3. FAIR VALUE

Generally accepted accounting standards establish a framework for measuring fair value. The fair value accounting standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard clarifies how to measure fair value as permitted under other accounting pronouncements.

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, other customer receivables, net of allowances and expected insurance recoveries. The carrying amounts of our long-term credit facility and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our credit facilities is categorized as Level 2.

We hold assets and liabilities in a separate trust in connection with deferred compensation plans. The deferred compensation assets are classified as trading securities within other assets in the accompanying consolidated balance sheets and the deferred compensation liabilities are classified within deferred liabilities in the accompanying consolidated balance sheets. The fair value of these assets is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

4. SALE OF SERVUS BRAND AND RELATED ASSETS

On March 30, 2023, we completed the sale of the Servus brand and related assets to PQ Footwear, LLC and Petroquim S.R.L. (collectively, the "Buyer"). Total consideration for this transaction was approximately $19.0 million, of which $17.3 million was received at closing. The remaining $1.7 million will be paid out in accordance with the purchase agreement. The sale of the Servus brand included the sale of inventory, fixed assets, customer relationships and tradenames, all of which related to our Wholesale segment. In connection with the sale of the Servus brand we also are licensing the rights to certain proprietary processes to the Buyer. We recorded a gain on the sale of Servus of approximately $1.3 million which is recorded within Interest Expense and Other - net on the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.

5. REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., Canada, U.K. and other international markets such as Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our Retail business includes direct sales of our products to consumers through our business-to-business web platform, e-commerce websites, third-party marketplaces and our Rocky Outdoor Gear Store. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

Significant Accounting Policies and Judgments

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

Revenues from sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include prompt payment discounts, volume rebates and product returns. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of  March 31, 2024. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

When a right of return is part of the arrangement with the customer, we estimate the expected returns based on an analysis using historical data. We adjust our estimate either when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed, whichever occurs earlier. See Note 7 for additional information.

Trade receivables represent our right to unconditional payment.

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

As of March 31, 2024, there are no contract balances outstanding.

Items considered immaterial within the context of the contract are recognized as an expense.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction that are collected from customers are excluded from revenue.

Costs associated with our manufacturer’s warranty are recognized as expense when the products are sold in accordance with guidance surrounding product warranties.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in operating expenses.

Contract Balances

The following table provides information about contract liabilities from contracts with our customers:

	March 31,	December 31,	March 31,
($ in thousands)	2024	2023	2023
Contract liabilities	$-	$927	$-

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2023	$927
Non-cancelable contracts with customers entered into during the period	-
Revenue recognized related to non-cancelable contracts with customers during the period	(927)
Balance, March 31, 2024	$-

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment or point of sale for retail customers. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with disaggregation requirements. See Note 13 for segment disclosures.

6. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for credit losses of approximately $1.3 million, $1.8 million and $3.0 million at March 31, 2024,  December 31, 2023 and  March 31, 2023, respectively. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

7. INVENTORY

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2024	2023	2023
Raw materials	$17,479	$16,774	$16,949
Work-in-process	866	912	1,231
Finished goods	146,784	151,515	205,944
Total	$165,129	$169,201	$224,124

The return reserve allowance included within inventories was approximately $0.8 million, $0.8 million and $0.7 million at March 31, 2024,  December 31, 2023 and  March 31, 2023, respectively.

8. GOODWILL & IDENTIFIED INTANGIBLE ASSETS

There was no change in goodwill during the three months ended March 31, 2024.

Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2024
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$78,654
Intangible assets subject to amortization
Patents	895	$(851)	44
Customer relationships	41,659	(8,438)	33,221
Total Intangible assets other than goodwill	$121,208	$(9,289)	$111,919

	December 31, 2023
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$78,654
Intangible assets subject to amortization
Patents	895	$(845)	50
Customer relationships	41,659	(7,745)	33,914
Total Intangible assets other than goodwill	$121,208	$(8,590)	$112,618

	March 31, 2023
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks (1)	$78,659		$78,659
Intangible assets subject to amortization
Patents	895	$(831)	64
Customer relationships (2)	41,659	(5,666)	35,993
Total Intangible assets other than goodwill	$121,213	$(6,497)	$114,716

(1) Servus trademarks were reduced from approximately $2.5 million to zero at March 30, 2023 as a result of the sale of the Servus brand (see Note 4).

(2) Customer relationships relating to the Servus brand of approximately $4.3 million and related amortization of approximately $0.6 million was reduced to zero at  March 30, 2023 as a result of the sale of the Servus brand (see Note 4).

The weighted average life of patents and customer relationships is 3.6 years and 12.0 years, respectively.

Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2024 and 2023 was $0.7 million and $0.8 million, respectively.

As of March 31, 2024, a schedule of approximate expected remaining amortization expense related to intangible assets for the years ending December 31 is as follows:

Amortization
($ in thousands)	Expense
2024	$2,095
2025	2,790
2026	2,788
2027	2,785
2028	2,781
2029	2,779
2030+	17,247

9.LONG-TERM DEBT

On March 15, 2021, we entered into a senior secured term loan facility ("Term Facility") with TCW Asset Management Company, LLC (TCW), as agent, for the lenders party thereto in the amount of $130 million. The Term Facility provided for quarterly payments of principal and bore interest of LIBOR plus 7.00% through June 30, 2021. After that date, interest was assessed quarterly based on our total leverage ratio. The total leverage ratio is calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio is greater than or equal to 4.00, the effective interest rate will be SOFR plus 7.75% (or at our option, Prime Rate plus 6.75%). If our total leverage ratio is less than 4.00 but greater than or equal to 3.50, the effective interest rate will be SOFR plus 7.50% (or at our option, Prime Rate plus 6.50%). If our total leverage ratio is less than 3.50 but greater than 3.00, the effective interest rate will be SOFR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio is less than 3.00, the effective interest rate will be SOFR plus 6.50% (or at our option, Prime Rate plus 5.50%). The Term Facility also has a SOFR floor rate of 1.00%. In June 2022, we entered into a second amendment with TCW to further amend our Term Facility to consent to the modifications in our borrowing capacity under the ABL Facility as described below, and to adjust certain pricing and prepayment terms, among other things. The second amendment also modified the interest index to provide the use of SOFR to calculate interest rather than LIBOR. The effective interest rate was increased to SOFR plus 7.50% through November 2022. In November 2022, the Term Facility was amended to increase the effective interest rate to SOFR plus 7.00% until June 2023 and to provide certain EBITDA adjustments with respect to financial covenants, among other things. In May 2023, we entered into a fourth amendment with TCW to further amend our Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the method to calculate total debt, continue certain pricing terms, extend certain prepayment terms, and pay such lenders certain amendment fees, among other things. In October 2023, we entered into a sixth amendment with TCW to further amend our Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the performance pricing grid, adjust the total leverage ratio periodically through June 30, 2025, among other things.

Our Term Facility is collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The Term Facility matures on March 15, 2026.

On March 15, 2021, we also entered into a senior secured asset-based credit facility ("ABL Facility") with Bank of America, N.A. ("Bank of America") as agent, for the lenders party thereto. The ABL Facility provides a new senior secured asset-based revolving credit facility up to a principal amount of $150 million, which includes a sub-limit for the issuance of letters of credit up to $5 million. The ABL Facility may be increased up to an additional $50 million at the borrowers’ request and the lenders’ option, subject to customary conditions. In June 2022, we further amended our ABL Facility to temporarily increase our borrowing capacity to $200 million through December 31, 2022, which thereafter will be reduced to $175 million. In November 2022, we entered into a third amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenant. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. In October 2023, we entered into a fifth amendment to our ABL Facility to provide certain EBITDA adjustments with respect to our financial covenant. As of  March 31, 2024, we had borrowing capacity of $40.0 million.

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

Current and long-term debt consisted of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2024	2023	2023
Term Facility that matures in 2026 with an effective interest rate of 13.20% as of March 31, 2024 and December 31, 2023 and 12.14% as of March 31, 2023, respectively	$74,290	$77,932	$95,806
ABL Facility that matures in 2026:
SOFR borrowings with an effective interest rate of 7.18%, 7.31% and 4.80% as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively	75,123	83,144	113,008
Prime borrowings with an effective interest rate of 8.75% as of March 31, 2024 and December 31, 2023 and 8.00% as of March 31, 2023, respectively	8,210	13,938	13,506
Total debt	157,623	175,014	222,320
Less: Unamortized debt issuance costs	(1,671)	(1,884)	(2,524)
Total debt, net of debt issuance costs	155,952	173,130	219,796
Less: Debt maturing within one year	(2,650)	(2,650)	(2,823)
Long-term debt	$153,302	$170,480	$216,973

Credit Facility Covenants

The Term Facility contains restrictive covenants which require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the Term Facility agreement. Our ABL Facility contains a restrictive covenant which requires us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the ABL Facility agreement). During the three months ended March 31, 2024 and 2023, we were in compliance with all credit facility covenants.

Both the Term Facility and the ABL Facility contain restrictions on the amount of dividend payments. The Company was in compliance with the amounts paid on dividends in accordance with our debt facilities for the three months ended March 31, 2024 and 2023.

On April 26 2024, the Term Facility was retired and the ABL Facility was refinanced with Bank of America, as agent for the lenders party thereto. For additional details on the terms of the Amended and Restated ABL Loan and Security Agreement, dated April 26, 2024, with Bank of America, refer to Note 15.

10. TAXES

The effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was 23.4% and 21.8%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2019 through 2023 remain open to examination by most taxing authorities.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three months ended March 31, 2024 and 2023. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

11. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted EPS computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
(shares in thousands)	2024	2023

Basic - weighted average shares outstanding	7,417	7,346
Dilutive restricted share units	15	-
Dilutive stock options	18	-
Diluted - weighted average shares outstanding	7,450	7,346
Anti-dilutive securities	201	265

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2024	2023

Interest paid	$2,724	$4,100
Income taxes refund, net	$16	$-
Property, plant, and equipment noncash purchases in accounts payable	$879	$986

13. SEGMENT INFORMATION

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

Retail. In our Retail segment, we market directly to consumers through our Lehigh business-to-business including direct sales and through our CustomFit websites, consumer e-commerce websites, third-party marketplaces and our Rocky Outdoor Gear Store. Through our outdoor gear store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins.

Contract Manufacturing. In our Contract Manufacturing segment, we include sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

Net sales to foreign countries represented approximately 2.1% and 3.7% of net sales for the three months ended March 31, 2024 and 2023, respectively.

For segment reporting purposes, management uses gross margin to evaluate segment performance and allocate resources. Operating expenses such as warehousing, distribution, marketing and other key activities supporting our operations are integrated to maximize efficiency and productivity; therefore, we do not include within segment results, but instead review at the consolidated level.

The following is a summary of segment results for the Wholesale, Retail and Contract Manufacturing segments for the  three months ended March 31, 2024 and 2023 .

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
NET SALES:
Wholesale	$79,791	$80,050
Retail	30,408	29,510
Contract Manufacturing	2,707	885
Total Net Sales	$112,906	$110,445

GROSS MARGIN:
Wholesale	$29,031	$29,308
Retail	14,802	14,379
Contract Manufacturing	316	72
Total Gross Margin	$44,149	$43,759

Segment asset information is not prepared or used to assess segment performance.

14. COMMITMENTS AND CONTINGENCIES

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022 associated with brands acquired through an acquisition in the first quarter of 2021. As a result of the misclassification of HTS codes we believe that we have paid duties in excess of the expected amount due. We had the potential to recover the total amount of overpaid duties resulting in an estimated potential refund of approximately $7.7 million, of which we received $5.1 million to date. No refunds were received for the three months ended March 31, 2024 and $1.9 million in refunds were received during the three months ended March 31, 2023. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying Unaudited Condensed Consolidated Balance Sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

15. SUBSEQUENT EVENT

On April 26, 2024, we amended and restated our ABL Loan and Security Agreement with Bank of America, as agent for the lenders party thereto (the “Restated ABL Facility”), which replaced the existing ABL Facility described in Note 9. The Restated ABL Facility consists of a $175 million revolving credit facility and a $50 million term loan facility.

The Restated ABL Facility bears interest of SOFR (or at our option, Prime Rate plus the applicable margin), as set forth on the following chart:

Revolver Pricing Level(1)	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

(1)Until June 30, 2024, Level III shall apply.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the first quarter of 2023, we divested the Servus brand. The gain of approximately $1.3 million on the sale of the Servus brand during the first quarter of 2023 was recorded within Interest Expense and Other - net in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023. The Servus brand was sold to allow us to focus on our more profitable core brands and allocate resources toward growth and development of additional opportunities with those brands moving forward.

In 2023, we were also awarded a new multi-year contract with the U.S. Military pursuant to which we will produce and ship a minimum numbers of pairs to the U.S. Military through 2026, with the option to extend. The sales under this contract are included in our Contract Manufacturing segment. The first quarter of 2024 is the first full quarter in which shipments were made to the U.S. Military under this new multi-year contract.

FIRST QUARTER 2024 FINANCIAL HIGHLIGHTS COMPARED TO FIRST QUARTER 2023

●	Net sales increased 2.2% to $112.9 million;
●	Gross margin decreased 50-basis points to $44.1 million;
●	Operating income increased 92% to $8.0 million;
●	Net income increased to $2.6 million, or $0.34 per diluted share;
●	Inventory decreased 26% to $165.1 million; and
●	Total debt, net of debt issuance costs, decreased 29% to $156.0 million.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on Form 10-K for the year ended December 31, 2023.

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Net sales	$112,906	$110,445
Cost of goods sold	68,757	66,686
Gross margin	44,149	43,759
Operating expenses	36,166	39,604
Income from operations	$7,983	$4,155

Gross margin for the three months ended March 31, 2024 was $44.1 million, or 39.1% of net sales, compared to $43.8 million, or 39.6% of net sales for the three months ended March 31, 2023. The decrease in gross margin was due to a net tariff refund of $1.3 million received in the first quarter of 2023. When excluding the net tariff refund, gross margins increased 70-basis points compared to the first quarter of 2023. The increase was primarily driven by the divestiture of the Servus brand in March 2023, which carried lower margins than the rest of our product portfolio (see Note 4).

Operating expenses for the three months ended March 31, 2024 were $36.2 million, or 32.0% of net sales, compared to $39.6 million or 35.9% of net sales, for the three months ended March 31, 2023. The decrease in operating expenses was due to cost-saving reviews and operational efficiencies achieved through strategic restructuring initiatives implemented throughout 2023 as well as lower outbound freight expenses.

Income from operations was $8.0 million or 7.1% of net sales for the three months ended March 31, 2024, compared to $4.2 million, or 3.8% of net sales for the three months ended March 31, 2023. The increase in operating income as a percentage of sales was due to the aforementioned operating expense savings.

	Three Months Ended
	March 31,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$79,791	$80,050	$(259)	(0.3)%
Retail	30,408	29,510	898	3.0
Contract Manufacturing	2,707	885	1,822	205.9
Total Net Sales	$112,906	$110,445	$2,461	2.2%

Wholesale net sales for the three months ended March 31, 2024 were $79.8 million compared to $80.1 million for the three months ended March 31, 2023. When excluding Servus brand net sales, Wholesale net sales increased 7.0%. The increase in Wholesale net sales excluding Servus brand net sales for the first quarter of 2024 was a result of inventory levels continuing to stabilize at our retail partners, positively impacting our sell-in.

Retail net sales for the three months ended March 31, 2024 were $30.4 million compared to $29.5 million for the three months ended March 31, 2023. The increase in Retail net sales for the first quarter of 2024 was due to growth in our direct-to consumer e-commerce business as we focused on our targeted marketing efforts, primarily through digital marketing. This led to increased brand awareness and allowed us to engage more directly with consumers, which resulted in increased traffic on our branded websites and increased sales for the three months ended March 31, 2024 compared to the prior year period.

Contract Manufacturing net sales for the three months ended March 31, 2024 were $2.7 million compared to $0.9 million for the three months ended March 31, 2023. The increase was due to a new multi-year contract awarded with the U.S. Military in the fourth quarter of 2023.

	Three Months Ended
	March 31,
($ in thousands)	2024	2023	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$29,031	$29,308	$(277)
Margin %	36.4%	36.6%	(0.2)%
Retail Margin $'s	$14,802	$14,379	$423
Margin %	48.7%	48.7%	(0.0)%
Contract Manufacturing Margin $'s	$316	$72	$244
Margin %	11.7%	8.1%	3.6%
Total Margin $'s	$44,149	$43,759	$390
Margin %	39.1%	39.6%	(0.5)%

Wholesale gross margin for the three months ended March 31, 2024 was $29.0 million, or 36.4% of net sales, compared to $29.3 million, or 36.6% of net sales for the three months ended March 31, 2023. When excluding the $1.3 million net tariff refund received in the first quarter of 2023, Wholesale gross margins increased 140-basis points. The increase in Wholesale margins excluding the net tariff refund was due to the divestiture of the Servus brand in March 2023, which carried lower gross margins than the rest of our product portfolio, as well as product mix.

Retail gross margin for each of the three months ended March 31, 2024 and 2023 remained consistent at 48.7% of net sales.

Contract Manufacturing gross margin for the three months ended March 31, 2024 was $0.3 million, or 11.7% of net sales, compared to $0.07 million, or 8.1% of net sales for the three months ended March 31, 2023. The increase was due to a new multi-year contract awarded with the U.S. military in the fourth quarter of 2023.

	Three Months Ended
	March 31,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
Operating Expenses	$36,166	$39,604	$(3,438)	(8.7)%
% of Net Sales	32.0%	35.9%	(3.8)%

Operating expenses for the three months ended March 31, 2024 were $36.2 million or 32.0% of net sales compared to $39.6 million, or 35.9% of net sales for the three months ended March 31, 2023. The reduction in operating expenses in the first quarter of 2024 compared to the first quarter of 2023 was attributable to restructuring and cost-savings initiatives implemented in 2023. Following the complete integration of an acquisition that occurred during the first quarter of 2021, we identified a number of operational synergies and cost savings opportunities, including a reduction in workforce. In addition to the savings generated from the restructuring efforts, we experienced reduced freight rates during the three months ended March 31, 2024 compared to the year ago period, leading to lower outbound freight expense for the current period.

	Three Months Ended
	March 31,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - NET:
Other (Expense) Income	$(4,654)	$(4,664)	$10	(0.2)%

Interest expense and other - net for the three months ended March 31, 2023 included a $1.3 million gain on the sale of Servus. When excluding this gain, interest expense and other - net was $4.7 million for the three months ended March 31, 2024 compared to $6.0 million for the three months ended March 31, 2023. The decrease was due to lower debt levels in 2024 compared to 2023 as total debt decreased 29% in the first quarter of 2024 compared to the first quarter of 2023.

	Three Months Ended
	March 31,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax (Benefit) Expense	$779	$(111)	$890	(801.8)%
Effective Tax Rate	23.4%	21.8%	1.7%

The increase in our effective tax rate in the first quarter of 2024 compared to the same year ago period was primarily driven by a shift in the mix of the Company's domestic and foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity have been our income from operations.

During the three months ended March 31, 2024, our primary use of cash was payments on our credit facilities. Our working capital consists primarily of trade receivables and inventory, offset by short-term debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $1.2 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

We lease certain machinery, a distribution center in Reno, Nevada, and manufacturing facilities under operating leases that generally provide for renewal options.

We believe that our ABL Facility, coupled with cash generated from operations will provide sufficient liquidity to fund our operations and debt obligations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility see Note 9 and Note 15 of our Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows

	Three Months Ended
	March 31,
($ in millions)	2024	2023
Operating activities	$17.4	$20.8
Investing activities	(0.3)	16.9
Financing activities	(18.5)	(38.4)
Net change in cash and cash equivalents	$(1.4)	$(0.7)

Operating Activities. Net Cash provided by operating activities for the three months ended March 31, 2024 and March 31, 2023 was $17.4 million and $20.8 million, respectively. Adjusting for non-cash items, net income provided a cash in-flow of $6.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The net change in working capital and other assets and liabilities resulted in an increase to cash provided by operating activities of $10.7 million for the three months ended March 31, 2024 compared to $19.2 million for the three months ended March 31, 2023.

Decreases in accounts receivable resulted in a source of cash of $6.0 million and $21.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in accounts receivable as a source of cash for the three months ended March 31, 2024 compared to the prior period was due to lower sales during the fourth quarter of 2023 compared to the fourth quarter of 2022 resulting in lower collections in the subsequent quarter as there were less sales to collect upon.

Decreases in inventory resulted in a source of cash of $4.1 million and $5.1 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in inventory for each of the three month periods was a result of efforts to optimize inventory levels considering supply needs and sales growth.

Changes in accounts payable resulted in a source of cash of $2.8 million for the three months ended March 31, 2024 compared to a use of cash of $4.4 million for the three months ended March 31. 2023. The increase in the first quarter of 2024 compared to the decrease in the first quarter of 2023 was due to increased purchases of certain in demand styles.

Changes in other current assets resulted in a use of cash of $2.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase in other current assets for each of the three month periods was due to timing of prepayments.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2024 was $0.3 million and net cash provided by investing activities for the three months ended March 31, 2023 was $16.9 million. We invested $0.3 million and $0.4 million into capital expenditures related to our manufacturing operations and information technology during the first quarter of 2024 and 2023, respectively. During the first three months of 2023, the sale of Servus provided net proceeds of $17.3 million.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2024 and March 31, 2023 was $18.5 million and $38.4 million, respectively. The use of cash was primarily related to payments on our revolving credit facility and term loan.  Net payments on our revolving credit facility and term loan were $17.4 million and $37.3 million during the first quarter of 2024 and 2023, respectively. Proceeds from the sale of the Servus brand were used to pay down our credit facilities during the first quarter of 2023.

Litigation

The Company is involved in legal proceedings, arising both in the ordinary course of business as well as various other claims and matters incidental to the Company’s business. Unless otherwise stated, we believe that the likelihood of the resolution being materially adverse to our financial statements is remote and as such have not recorded any contingent liabilities within the accompanying Unaudited Condensed Consolidated Financial Statement.

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

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed March 15, 2024), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk as disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Our shareholder repurchase program expired on March 4, 2022.

ITEM 5 - TRADING PLANS

During the three months ended  March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: May 9, 2024	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer