Form 10-Q
period 2024-06-30
ROCKY BRANDS, INC.
filed 2024-08-08
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 7,449,020 shares of the Registrant's Common Stock outstanding on July 31, 2024.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,	June 30,
	2024	2023	2023
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,107	$4,470	$3,082
Trade receivables – net	62,968	77,028	72,566
Contract receivables	-	927	2,990
Other receivables	427	1,933	2,225
Inventories – net	174,973	169,201	218,327
Income tax receivable	1,025	1,253	3,494
Prepaid expenses	5,659	3,361	5,522
Total current assets	249,159	258,173	308,206
LEASED ASSETS	7,367	7,809	9,362
PROPERTY, PLANT & EQUIPMENT – net	51,296	51,976	54,032
GOODWILL	47,844	47,844	47,844
IDENTIFIED INTANGIBLES – net	111,220	112,618	114,019
OTHER ASSETS	988	965	1,049
TOTAL ASSETS	$467,874	$479,385	$534,512

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$57,824	$49,840	$61,225
Contract liabilities	-	927	2,990
Current portion of long-term debt	8,361	2,650	4,625
Accrued expenses and other liabilities	20,663	18,112	21,526
Total current liabilities	86,848	71,529	90,366
LONG-TERM DEBT	144,073	170,480	217,114
LONG-TERM TAXES PAYABLE	-	169	169
LONG-TERM LEASE	4,914	5,461	6,804
DEFERRED INCOME TAXES	7,475	7,475	8,006
DEFERRED LIABILITIES	752	716	1,325
TOTAL LIABILITIES	244,062	255,830	323,784
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding June 30, 2024 - 7,444,881; December 31, 2023 - 7,412,480; June 30, 2023 - 7,354,060	73,223	71,973	70,400
Retained earnings	150,589	151,582	140,328
Total shareholders' equity	223,812	223,555	210,728
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$467,874	$479,385	$534,512

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NET SALES	$98,258	$99,822	$211,164	$210,267
COST OF GOODS SOLD	60,220	62,250	128,977	128,936
GROSS MARGIN	38,038	37,572	82,187	81,331

OPERATING EXPENSES	33,530	35,370	69,695	74,974

INCOME FROM OPERATIONS	4,508	2,202	12,492	6,357

INTEREST EXPENSE AND OTHER – net	(6,131)	(5,630)	(10,785)	(10,294)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(1,623)	(3,428)	1,707	(3,937)

INCOME TAX (BENEFIT) EXPENSE	(380)	(713)	399	(823)

NET (LOSS) INCOME	$(1,243)	$(2,715)	$1,308	$(3,114)

(LOSS) INCOME PER SHARE
Basic	$(0.17)	$(0.37)	$0.18	$(0.42)
Diluted	$(0.17)	$(0.37)	$0.18	$(0.42)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,429	7,354	7,423	7,350
Diluted	7,429	7,354	7,466	7,350

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2022	7,339	$69,752	$145,721	$215,473

SIX MONTHS ENDED JUNE 30, 2023
Net loss			$(398)	$(398)
Dividends paid on common stock ($0.155 per share)			(1,141)	(1,141)
Stock issued for options exercised, including tax benefits	1	$8	-	8
Stock compensation expense	7	347	-	347
BALANCE - March 31, 2023	7,347	$70,107	$144,182	$214,289

Net loss			$(2,715)	$(2,715)
Dividends paid on common stock ($0.155 per share)			(1,139)	(1,139)
Stock compensation expense	7	$293	-	293
BALANCE - June 30, 2023	7,354	$70,400	$140,328	$210,728

BALANCE - December 31, 2023	7,412	$71,973	$151,582	$223,555

SIX MONTHS ENDED JUNE 30, 2024
Net income			$2,550	$2,550
Dividends paid on common stock ($0.155 per share)			(1,149)	(1,149)
Stock compensation expense	5	$339	-	339
BALANCE - March 31, 2024	7,417	$72,312	$152,983	$225,295

Net loss			$(1,243)	$(1,243)
Dividends paid on common stock ($0.155 per share)			(1,151)	(1,151)
Stock issued for options exercised, including tax benefits	-	$599	-	599
Stock compensation expense	6	312	-	312
BALANCE - June 30, 2024	7,423	$73,223	$150,589	$223,812

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,308	$(3,114)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,130	5,527
Noncash lease expense	1,281	-
Loss on term loan extinguishment	1,111	-
Provision for bad debts	728	312
Stock compensation expense	651	640
Amortization of debt issuance costs	300	427
Loss on disposal of assets	-	240
Gain on sale of business	-	(1,341)
Change in assets and liabilities:
Receivables	13,139	22,458
Contract receivables	927	(2,990)
Inventories	(5,772)	10,908
Other current assets	(2,298)	(1,455)
Other assets	(23)	1,546
Accounts payable	7,061	(10,076)
Operating lease liability	(1,270)	-
Accrued and other liabilities	2,470	(1,828)
Income taxes	59	(4,588)
Contract liabilities	(927)	2,990
Net cash provided by operating activities	23,875	19,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,130)	(1,738)
Proceeds from sale of business	1,700	17,300
Net cash (used in) provided by investing activities	(430)	15,562

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	120,892	26,399
Repayments of revolving credit facility	(110,833)	(36,750)
Proceeds from long-term debt	50,000	-
Repayments of long-term debt	(80,115)	(25,232)
Debt issuance costs	(2,051)	-
Proceeds from stock options	599	8
Dividends paid on common stock	(2,300)	(2,280)
Net cash used in financing activities	(23,808)	(37,855)

DECREASE IN CASH AND CASH EQUIVALENTS	(363)	(2,637)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,470	5,719
END OF PERIOD	$4,107	$3,082

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

The accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the Unaudited Condensed Consolidated Financial Statements are considered to be of normal and recurring nature. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2023 Unaudited Condensed Consolidated Balance Sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2023, which includes all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

We have reclassified certain amounts in Note 9 - Accrued Expenses and Other Liabilities to conform to current period presentation.

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, and expected insurance recoveries. The carrying amounts of our long-term credit facility and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our credit facilities is categorized as Level 2.

We hold assets and liabilities in a separate trust in connection with deferred compensation plans. The deferred compensation assets are classified as trading securities within other assets and the deferred compensation liabilities are classified within deferred liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheet. The fair value of these assets is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

4. SALE OF SERVUS BRAND AND RELATED ASSETS

On March 30, 2023, we completed the sale of the Servus brand and related assets to PQ Footwear, LLC and Petroquim S.R.L. (collectively, the "Buyer"). Total consideration for this transaction was approximately $19.0 million, of which $17.3 million was received at closing. The remaining $1.7 million was received during the quarter ended June 30, 2024. The sale of the Servus brand included the sale of inventory, fixed assets, customer relationships and tradenames, all of which related to our Wholesale segment. In connection with the sale of the Servus brand we also are licensing the rights to certain proprietary processes to the Buyer. We recorded a gain on the sale of Servus of approximately $1.3 million which is recorded within Interest Expense and Other - net on the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2023.

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

Significant Accounting Policies and Judgments

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; this generally occurs at a point in time when our product ships to the customer, which is when the transfer of control passes to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products, which is the net sales price.

The net sales price includes estimates of variable consideration for which reserves are established. Components of variable consideration include discounts and allowances, customer rebates, markdowns, chargebacks, and product returns. These reserves, are based on the amounts earned, or to be claimed on the related sales of our products.

Elements of variable consideration including discounts and allowances and rebates are determined at contract inception and are reassessed at each reporting date, at a minimum, to reflect any change in types of variable consideration offered to the customer. We utilize the expected value method in determining estimates of variable consideration, based on evaluations of each type of variable considerable and customer contract, historical and anticipated trends, and current economic conditions. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

As of June 30, 2024, there are no contract balances outstanding.

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

Contract Balances

The following table provides information about contract liabilities from contracts with our customers:

	June 30,	December 31,	June 30,
($ in thousands)	2024	2023	2023
Contract liabilities	$-	$927	$2,990

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2023	$927
Non-cancelable contracts with customers entered into during the period	-
Revenue recognized related to non-cancelable contracts with customers during the period	(927)
Balance, June 30, 2024	$-

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment or point of sale for retail customers. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with disaggregation requirements. See Note 14 - Segment Disclosures for segment disclosures.

6. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for credit losses of approximately $0.9 million, $1.8 million and $3.2 million at June 30, 2024,  December 31, 2023 and  June 30, 2023, respectively. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

7. INVENTORY

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2024	2023	2023
Raw materials	$18,006	$16,774	$17,671
Work-in-process	924	912	1,427
Finished goods	156,043	151,515	199,229
Total	$174,973	$169,201	$218,327

The return reserve allowance included within inventories was approximately $0.7 million, $0.8 million and $1.0 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

8. GOODWILL & IDENTIFIED INTANGIBLE ASSETS

There was no change in goodwill during the six months ended June 30, 2024.

Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	June 30, 2024
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$78,654
Intangible assets subject to amortization
Patents	895	$(855)	40
Customer relationships	41,659	(9,133)	32,526
Total Intangible assets other than goodwill	$121,208	$(9,988)	$111,220

	December 31, 2023
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$78,654
Intangible assets subject to amortization
Patents	895	$(845)	50
Customer relationships	41,659	(7,745)	33,914
Total Intangible assets other than goodwill	$121,208	$(8,590)	$112,618

	June 30, 2023
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks (1)	$78,659		$78,659
Intangible assets subject to amortization
Patents	895	$(836)	59
Customer relationships (2)	41,659	(6,358)	35,301
Total Intangible assets other than goodwill	$121,213	$(7,194)	$114,019

(1) Servus trademarks were reduced from approximately $2.5 million to zero at March 30, 2023 as a result of the sale of the Servus brand (see Note 4 - Sale of Servus Brand and Related Assets).

(2) Customer relationships relating to the Servus brand of approximately $4.3 million and related amortization of approximately $0.6 million was reduced to zero at  March 30, 2023 as a result of the sale of the Servus brand (see Note 4 - Sale of Servus Brand and Related Assets).

The weighted average life of patents and customer relationships is 3.4 years and 11.8 years, respectively.

Amortization expense for intangible assets subject to amortization for each of the three months ended June 30, 2024 and 2023 was $0.7 million. Amortization expense for intangible assets subject to amortization for the six months ended June 30, 2024 and 2023 was $1.4 million and $1.5 million, respectively.

As of June 30, 2024, a schedule of approximate expected remaining amortization expense related to intangible assets for the years ending December 31 is as follows:

Amortization
($ in thousands)	Expense
2024	$1,397
2025	2,790
2026	2,788
2027	2,785
2028	2,781
2029	2,779
2030+	17,246

9. ACCRUED EXPENSES AND OTHER LIABILTIES

Amounts reported in "Accrued expenses and other liabilities" within the accompanying Unaudited Condensed Consolidated Balance Sheets were:

	June 30,	December 31,	June 30,
($ in thousands)	2024	2023	2023
Accrued Expenses and other liabilities:
Accrued duty	$7,211	$5,440	$6,377
Accrued advertising	3,855	1,877	2,817
Salaries and wages	3,145	1,204	2,791
Accrued freight	2,082	2,284	2,491
Commissions	518	904	844
Taxes - other	363	925	922
Accrued interest	-	2,104	2,345
Other	3,489	3,374	2,939
Total accrued expenses and other liabilities	$20,663	$18,112	$21,526

10.LONG-TERM DEBT

On April 26, 2024, we refinanced our existing debt by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  June 30, 2024, we had borrowing capacity of $38.5 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

This transaction resulted in a $2.6 million expense within Interest Expense and Other - net in the accompanying Unaudited Combined Condensed Statements of Operations, consisting of a $1.1 million loss on term loan extinguishment and a $1.5 million term loan prepayment penalty. The $1.1 million loss on term loan extinguishment is included as a noncash adjustment to net income and the $1.5 million prepayment penalty is included within Repayments of long-term debt in the accompanying Unaudited Combined Condensed Statements of Cash Flows for the three and six months ending June 30, 2024.

Loans under the ABL agreement bear interest at a variable rate equal to either (i) the Base Rate (as calculated in the ABL Agreement) or (ii) Term SOFR (as calculated in the ABL Agreement), plus in each case an interest margin determined by the Company's average daily availability as a percentage of the aggregate amount of revolving commitments for revolving loans and term loans, with a range of Base Rate margins and term SOFR margins, as set forth of the following chart:

Revolver Pricing Level(1)	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

(1) Until June 30, 2024, Level III applied.

In connection with the ABL Agreement, we had to pay certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following:

June 30,
($ in thousands)	2024
Term Facility that matures in 2029 with an effective interest rate of 8.93% as of June 30, 2024	$49,303
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 7.18% as of June 30, 2024	100,278
Prime borrowings with an effective interest rate of 8.75% as of June 30, 2024	5,377
Total debt	154,958
Less: Unamortized debt issuance costs	(2,524)
Total debt, net of debt issuance costs	152,434
Less: Debt maturing within one year	(8,361)
Long-term debt	$144,073

A schedule of debt payments for the next five years is as follows:

Debt Payment
($ in thousands)	Schedule
2024	$4,181
2025	8,361
2026	8,361
2027	8,361
2028	8,361
2029	117,333

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the agreement. As of June 30, 2024, we were in compliance with all credit facility covenants. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments. As of June 30, 2024, the Company was in compliance with the amounts paid on dividends in accordance with our debt facilities.

Retired Term Debt

On  March 15, 2021, we entered into a senior secured term loan facility with TCW Asset Management Company, LLC ("TCW"), as agent, for the lenders party thereto in the amount of $130.0 million (the "TCW Term Facility"). The TCW Term Facility provided for quarterly payments of principal and bore interest of LIBOR plus 7.00% through  June 30, 2021. After that date, interest was assessed quarterly based on our total leverage ratio. The total leverage ratio was calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio was greater than or equal to 4.00, the effective interest rate would have been SOFR plus 7.75% (or at our option, Prime Rate plus 6.75%). If our total leverage ratio was less than 4.00 but greater than or equal to 3.50, the effective interest rate would have been SOFR plus 7.50% (or at our option, Prime Rate plus 6.50%). If our total leverage ratio was less than 3.50 but greater than 3.00, the effective interest rate would have been SOFR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio was less than 3.00, the effective interest rate would have been SOFR plus 6.50% (or at our option, Prime Rate plus 5.50%). The TCW Term Facility also had a SOFR floor rate of 1.00%. In  June 2022, we entered into a second amendment with TCW to further amend the TCW Term Facility to consent to the modifications in our borrowing capacity under the Original ABL Facility as described below, and to adjust certain pricing and prepayment terms, among other things. The second amendment also modified the interest index to provide the use of SOFR to calculate interest rather than LIBOR. The effective interest rate was increased to SOFR plus 7.50% through  November 2022. In  November 2022, the TCW Term Facility was amended to increase the effective interest rate to SOFR plus 7.00% until  June 2023 and to provide certain EBITDA adjustments with respect to financial covenants, among other things. In  May 2023, we entered into a fourth amendment to the TCW Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the method to calculate total debt, continue certain pricing terms, extend certain prepayment terms, and pay such lenders certain amendment fees, among other things. In  October 2023, we entered into a sixth amendment to the TCW Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the performance pricing grid, adjust the total leverage ratio periodically through  June 30, 2025, among other things.

The TCW Term Facility was collateralized by a second-lien on accounts receivable, inventory, cash and related assets and a first-lien on substantially all other assets. The TCW Term Facility was replaced by the Term Facility that was part of the ABL Agreement in April 2024.

On  March 15, 2021, we also entered into a senior secured asset-based credit facility (the "Original ABL Facility") with Bank of America, N.A. as agent, for the lenders party thereto. The Original ABL Facility provided a senior secured asset-based revolving credit facility up to a principal amount of $150.0 million, which included a sub-limit for the issuance of letters of credit up to $5.0 million. The Original ABL Facility would be increased up to an additional $50.0 million at the borrowers’ request and the lenders’ option, subject to customary conditions. In  June 2022, we further amended the Original ABL Facility to temporarily increase our borrowing capacity to $200.0 million through  December 31, 2022, which thereafter was reduced to $175.0 million. In  November 2022, we entered into a third amendment to the Original ABL Facility to provide certain EBITDA adjustments with respect to our financial covenant. The Original ABL Facility included a separate first in, last out (FILO) tranche, which allowed us to borrow at higher advance rates on eligible accounts receivables and inventory balances. In  October 2023, we entered into a fifth amendment to the Original ABL Facility to provide certain EBITDA adjustments with respect to our financial covenant.

The Original ABL Facility was collateralized by a first-lien on accounts receivable, inventory, cash and related assets and a second-lien on substantially all other assets. The Original ABL Facility was replaced with the ABL Facility that was part of the ABL Agreement in April 2024. Interest on the Original ABL Facility was based on the amount available to be borrowed as set forth on the following chart:

Revolver Pricing Level	Average Availability as a Percentage of Commitments	Base Rate	Term SOFR Loan	Base Rate for FILO	Term SOFR FILO Loans
I	> 66.7%	0.00%	1.25%	0.50%	1.75%
II	>33.3% and < or equal to 66.7%	0.00%	1.50%	0.50%	2.00%
III	< or equal to 33.3%	0.25%	1.75%	0.75%	2.25%

In connection with the TCW Term Facility and the Original ABL Facility, we had to pay certain fees that were capitalized and amortized over the life of each respective loan. In addition, the Original ABL Facility required us to pay an annual collateral management fee in the amount of $75,000 due on each anniversary of the issuance date, until it matured.

Current and long-term debt under the Original ABL Facility and TCW Term Facility consisted of the following:

	December 31,	June 30,
($ in thousands)	2023	2023
TCW Term Facility refinanced in April 2024 with an effective interest rate of 13.20% as of December 31, 2023 and 12.77% as of June 30, 2023	$77,932	$91,100
Original ABL Facility amended and restated in April 2024:
SOFR borrowings with an effective interest rate of 7.31% and 5.06% as of December 31, 2023 and June 30, 2023, respectively	83,144	130,213
Prime borrowings with an effective interest rate of 8.75% as of and December 31, 2023 and 8.25% as of June 30, 2023	13,938	2,737
Total debt	175,014	224,050
Less: Unamortized debt issuance costs	(1,884)	(2,311)
Total debt, net of debt issuance costs	173,130	221,739
Less: Debt maturing within one year	(2,650)	(4,625)
Long-term debt	$170,480	$217,114

Retired Credit Facility Covenants

The TCW Term Facility contained restrictive covenants which required us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the TCW Term Facility agreement. The Original ABL Facility contained a restrictive covenant which required us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the Original ABL Facility). During the three months ended  June 30, 2024 and 2023, we were in compliance with all credit facility covenants.

The TCW Term Facility and the Original ABL Facility also contained restrictions on the amount of dividend payments.

We were in compliance with all TCW Term Facility and Original ABL Facility Agreement covenants through April 26, 2024, the date on which we refinanced such debt.

11. TAXES

The effective tax rate for the six months ended June 30, 2024 and 2023 was 23.4% and 20.8%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2019 through 2023 remain open to examination by most taxing authorities.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and six months ended June 30, 2024 and 2023. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

12. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted EPS computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in thousands)	2024	2023	2024	2023

Basic - weighted average shares outstanding	7,429	7,354	7,423	7,350
Dilutive restricted share units(1) (2)	-	-	18	-
Dilutive stock options(1) (2)	-	-	25	-
Diluted - weighted average shares outstanding	7,429	7,354	7,466	7,350
Anti-dilutive securities	54	283	103	283

(1) Due to a net loss for the three months ended June 30, 2024 and 2023, zero dilutive restricted share units and stock options are included for the period because the effect would be antidilutive.

(2) Due to a net loss for the six months ended June 30, 2023, zero dilutive restricted share units and stock options are included for the period because the effect would be antidilutive.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended
	June 30,
($ in thousands)	2024	2023

Interest paid	$5,436	$4,244

Federal, state, and local income taxes paid, net	$219	$3,889

Property, plant, and equipment noncash purchases in accounts payable	$921	$1,114

Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$23	$-

14. SEGMENT INFORMATION

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

Net sales to foreign countries represented approximately 2.7% and 4.8% of net sales for the three months ended June 30, 2024 and 2023, respectively. Net sales to foreign countries represented approximately 2.4% and 4.2% of net sales for the six months ended June 30, 2024 and 2023, respectively.

For segment reporting purposes, management uses gross margin to evaluate segment performance and allocate resources. Operating expenses such as warehousing, distribution, marketing and other key activities supporting our operations are integrated to maximize efficiency and productivity; therefore, we do not include these expenses within our segment results, but instead review them at the consolidated level.

The following is a summary of segment results for the Wholesale, Retail and Contract Manufacturing segments for the  three and six months ended June 30, 2024 and 2023 .

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
NET SALES:
Wholesale	$68,258	$71,462	$148,050	$151,513
Retail	26,110	25,082	56,517	54,592
Contract Manufacturing	3,890	3,278	6,597	4,162
Total Net Sales	$98,258	$99,822	$211,164	$210,267

GROSS MARGIN:
Wholesale	$25,432	$25,176	$54,463	$54,485
Retail	12,234	12,219	27,036	26,598
Contract Manufacturing	372	177	688	248
Total Gross Margin	$38,038	$37,572	$82,187	$81,331

Segment asset information is not prepared or used to assess segment performance.

15. COMMITMENTS AND CONTINGENCIES

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022 associated with brands acquired through an acquisition in the first quarter of 2021. As a result of the misclassification of HTS codes on these products, we believe that we have paid duties in excess of the expected amount due. We have the potential to recover the total amount of overpaid duties resulting in an estimated potential refund of approximately $7.7 million, of which we have received $5.1 million to date. No refunds were received for the six months ended June 30, 2024 and $1.9 million in refunds were received during the six months ended June 30, 2023. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying Unaudited Condensed Consolidated Balance Sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the second quarter of 2024, we amended and restated our Original ABL Facility which resulted in a restated $175.0 million revolving credit facility and a new $50.0 million term facility. The proceeds from this transaction were used to retire our existing senior secured term loan facility with TCW Asset Management Company, LLC as of April 26, 2024. This transaction resulted in an expense of $2.6 million, consisting of a loss on extinguishment of term debt in the amount of $1.1 million and a $1.5 million prepayment penalty, which are included in Interest Expense and Other - net within the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024. See Note 10 - Long Term Debt to the Unaudited Condensed Consolidated Financial Statements for further information regarding our long-term debt.

During the first quarter of 2023, we divested the Servus brand. The gain of approximately $1.3 million on the sale of the Servus brand was recorded within Interest Expense and Other - net in the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2023. Following the sale of the Servus brand, we manufactured Servus product on behalf of the buyer, pursuant to a transition services agreement. These sales were recorded within our Contract Manufacturing reporting segment and are not expected to recur on an ongoing basis. The Servus brand was sold to allow us to focus on our more profitable core brands and allocate resources toward growth and development of additional opportunities with those brands moving forward.

In 2023, we were also awarded a new multi-year contract with the U.S. Military pursuant to which we will produce and ship a minimum numbers of pairs to the U.S. Military through 2026, with the option to extend. The sales under this contract are included in our Contract Manufacturing reporting segment. The first quarter of 2024 was the first full quarter in which shipments were made to the U.S. Military under this multi-year contract.

SECOND QUARTER 2024 FINANCIAL HIGHLIGHTS COMPARED TO SECOND QUARTER 2023

●	Net sales decreased 1.6% to $98.3 million from the year ago quarter;
●	Operating income increased 104.7% to $4.5 million from the year ago quarter;
●	Inventory decreased 20.0% to $175.0 million as of June 30, 2023; and
●	Total debt decreased 31.3% to $152.4 million as of June 30, 2024.

FIRST HALF OF 2024 FINANCIAL HIGHLIGHTS COMPARED TO FIRST HALF OF 2023

●	Net sales increased 40 basis points to $211.2 million from the year ago period;
●	Gross margin increased 20 basis points to 38.9% for the six months ending June 30, 2024; and
●	Operating income increased 965 basis points to $12.5 million from the year ago period.

During the three and six months ended June 30, 2024, compared to the same periods last year, our Wholesale segment sales decreased while our Retail segment sales increased, particularly driven by an increase in our branded e-Commerce website sales. Additionally, our Contract Manufacturing segment sales increased despite a decrease in private label contract sales during the three and six months ended June 30, 2024 due to the aforementioned newly awarded contract with the U.S. Military. These factors combined with an uptick in Wholesale gross margin resulted in increased gross margin for both the three and six months ended June 30, 2024 compared to the prior year periods. As a result of cost saving measures and operational efficiencies from strategic restructuring initiatives implemented over the past year, we also saw a reduction in operating expenses as a percentage of net sales. The decline in operating expenses coupled with increased margin led to increased operating income for both the three and six months ended June 30, 2024 compared to the prior year periods.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our Annual Report on Form 10-K for the year ended December 31, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Net sales	$98,258	$99,822	$211,164	$210,267
Cost of goods sold	60,220	62,250	128,977	128,936
Gross margin	38,038	37,572	82,187	81,331
Operating expenses	33,530	35,370	69,695	74,974
Income from operations	$4,508	$2,202	$12,492	$6,357

Second quarter net sales decreased 1.6% to $98.3 million compared with $99.8 million in the second quarter of 2023. The change in net sales was attributable to a $3.2 million decrease in Wholesale net sales, a $1.0 million increase in Retail net sales and a $0.6 million increase in Contract Manufacturing net sales.

Gross margin in the second quarter of 2024 was $38.0 million, or 38.7% of net sales, compared to $37.6 million, or 37.6% of net sales, for the same period last year. The 110-basis point increase in gross margin as a percentage of net sales was due to an increase of 200-basis points in Wholesale gross margin as well as a higher percentage of Retail net sales, which carry higher gross margins than our Wholesale and Contract Manufacturing segments.

Operating expenses were $33.5 million, or 34.1% of net sales, for the second quarter of 2024 compared to $35.4 million, or 35.4% of net sales, for the same period a year ago. The decrease in operating expense as a percentage of net sales was largely attributable to the restructuring and savings achieved from the cost-saving initiatives implemented in 2023.

Income from operations for the second quarter of 2024 was $4.5 million, or 4.6% of net sales compared to $2.2 million or 2.2% of net sales for the same period a year ago. The increase in income from operations was primarily driven by an increase in gross margin in the current year period combined with a decrease in operating expenses.

Net sales for the six months ended June 30, 2024 increased 0.4% to $211.2 million from $210.3 million for the six months ended June 30, 2023. Wholesale segment sales decreased $3.5 million, Retail segment sales increased $1.9 million and Contract Manufacturing segment sales increased $2.4 million during the first half of the year compared to the prior year period. The decrease in Wholesale sales for the six months ended June 30, 2024 was mainly attributable to the sales of Servus brand in March 2023.

Gross margin in the second half of 2024 and 2023 was $82.1 million, or 38.9% of net sales and $81.3 million, or 38.7% of net sales, respectively. The increase in gross margin as a percent of sales was mainly attributable to increased Retail net sales which carry higher gross margins than the Wholesale and Contract Manufacturing segments.

Operating expenses for the six months ended June 30, 2024 were $69.7 million, or 33.0% of net sales, compared to $75.0 million, or 35.7% of net sales for the six months ended June 30, 2023. The reduction in operating expenses as a percentage of net sales during the six months ended June 30, 2024 compared to the year ago period was largely attributable to the restructuring and savings achieved from the cost-saving initiatives implemented in 2023.

Income from operations for the  six months ended June 30, 2024  was $12.5 million or 5.9% of net sales compared to $6.4 million or 3.0% of net sales for the same period a year ago. The increase in income from operations was primarily driven by an increase in gross margin in the current year period combined with a reduction in operating expenses.

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

	Three Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$68,258	$71,462	$(3,204)	(4.5)%
Retail	26,110	25,082	1,028	4.1
Contract Manufacturing	3,890	3,278	612	18.7
Total Net Sales	$98,258	$99,822	$(1,564)	(1.6)%

Wholesale net sales for the three months ended June 30, 2024 were $68.3 million compared to $71.5 million for the three months ended June 30, 2023. The decline in sales from the year-ago period was mainly attributable to non-recurring commercial military sales to a single customer in the second quarter of 2023, which did not occur again in the current year period.

Retail net sales for the three months ended June 30, 2024 were $26.1 million compared to $25.1 million for the three months ended June 30, 2023. The increase in Retail net sales for the second quarter of 2024 was due to continued growth in our e-commerce business as we focused on targeted marketing efforts, primarily through digital marketing. This led to increased brand awareness and allowed us to engage more directly with consumers, which resulted in increased traffic on our branded websites and increased sales for the three months ended June 30, 2024 compared to the prior year period.

Contract Manufacturing net sales for the three months ended June 30, 2024 were $3.9 million compared to $3.3 million for the three months ended June 30, 2023. The increase was due to a multi-year contract awarded with the U.S. Military in the fourth quarter of 2023.

	Three Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$25,432	$25,176	$256
Margin %	37.3%	35.2%	2.1%
Retail Margin $'s	$12,234	$12,219	$15
Margin %	46.9%	48.7%	(1.8)%
Contract Manufacturing Margin $'s	$372	$177	$195
Margin %	9.6%	5.4%	4.2%
Total Margin $'s	$38,038	$37,572	$466
Margin %	38.7%	37.6%	1.1%

Wholesale gross margin for the three months ended June 30, 2024 was $25.4 million, or 37.3% of net sales, compared to $25.2 million, or 35.2% of net sales, for the three months ended June 30, 2023. The increase in Wholesale gross margin was due to product mix as well as improved efficiencies at our manufacturing facilities and lower costs from our sourced factories over the last six months due to increased production.

Retail gross margin for the three months ended June 30, 2024 was $12.2 million, or 46.9% of net sales, compared to $12.2 million, or 48.7% of net sales for the three months ended June 30, 2023. The decrease in gross margin as a percent of sales was mainly attributable to product mix as combined with enhanced promotional efforts on our branded e-Commerce websites as we aim to optimize our inventory levels.

Contract Manufacturing gross margin for the three months ended June 30, 2024 was $0.4 million, or 9.6% of net sales, compared to $0.2 million, or 5.4% of net sales for the three months ended June 30, 2023. The increase in gross margin was driven by increased sales to the U.S. Military which carried higher margins than private label sales.

	Three Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$33,530	$35,370	$(1,840)	(5.2)%
% of Net Sales	34.1%	35.4%	(1.3)%

Operating expenses for the three months ended June 30, 2024 were $33.5 million or 34.1% of net sales compared to $35.3 million, or 35.4% of net sales for the three months ended June 30, 2023. The reduction in operating expenses in the second quarter of 2024 compared to the second quarter of 2023 was attributable to the restructuring and savings achieved from the cost-saving initiatives implemented in 2023.

	Three Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$(6,131)	$(5,630)	$(501)	8.9%

Interest Expense and Other - net for the three months ended June 30, 2024 was $6.1 million compared to $5.6 million in the year ago period. The increase in interest expense in the current period was due to a $2.6 million term loan extinguishment charge associated with a prepayment penalty and accelerated amortization of deferred financing fees in connection with paying off our term debt, see Note 10 - Long Term Debt to the Unaudited Condensed Consolidated Financial Statement for more information. Excluding this $2.6 million term loan extinguishment charge, Interest Expense and Other - net, decreased $2.1 million during the three months ended June 30, 2024 compared to the prior year period as a result of lower debt levels and lower interest rates in the second quarter of 2024 compared to the second quarter of 2023.

	Three Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
Income Tax (Benefit) Expense	$(380)	$(713)	$333	(46.7)%
Effective Tax Rate	23.4%	20.8%	2.6%

The increase in our effective tax rate in the second quarter of 2024 compared to the same year ago period was primarily driven by a shift in the mix of the Company's domestic and foreign earnings.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

	Six Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$148,050	$151,513	$(3,463)	(2.3)%
Retail	56,517	54,592	1,925	3.5
Contract Manufacturing	6,597	4,162	2,435	58.5
Total Net Sales	$211,164	$210,267	$897	0.4%

Wholesale net sales for the six months ended June 30, 2024 were $148.1 million compared to $151.5 million for the six months ended June 30, 2023. The decrease in Wholesale sales for the six months ended June 30, 2024 was primarily due to the sale of the Servus brand in March 2023 as well as non-recurring commercial military sales to a single customer in the second quarter of 2023 that were not repeated in the current year period.

Retail net sales for the six months ended June 30, 2024 were $56.5 million compared to $54.6 million for the six months ended June 30, 2023. The increase in Retail net sales was primarily due to growth in our e-commerce business as we focused on our targeted marketing efforts, primarily through digital marketing. This led to increased brand awareness and allowed us to engage more directly with consumers, which resulted in increased traffic on our branded websites and increased sales for the six months ended June 30, 2024 compared to the prior year ago period.

Contract Manufacturing net sales for the six months ended June 30, 2024 were $6.6 million compared to $4.2 million for the six months ended June 30, 2023. The increase was due to a multi-year contract awarded with the U.S. Military in the fourth quarter of 2023.

	Six Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$54,463	$54,485	$(22)
Margin %	36.8%	36.0%	0.8%
Retail Margin $'s	$27,036	$26,598	$438
Margin %	47.8%	48.7%	(0.9)%
Contract Manufacturing Margin $'s	$688	$248	$440
Margin %	10.4%	6.0%	4.4%
Total Margin $'s	$82,187	$81,331	$856
Margin %	38.9%	38.7%	0.2%

Wholesale gross margin for the six months ended June 30, 2024 was $54.5 million, or 36.8% of net sales, compared to $54.5 million, or 36.0% of net sales for the six months ended June 30, 2023. The increase in Wholesale gross margin as a percent of sales was due to the divestiture of the Servus brand in March 2023, which carried lower gross margins than the rest of our product portfolio, as well as product mix. The increase in reported gross margin for the current year period was partially offset by a $1.3 million net tariff refund received in the first quarter of 2023.

Retail gross margin for the six months ended June 30, 2024 was $27.0 million, or 47.8% of net sales, compared to $26.6 million, or 48.7% of net sales for the six months ended June 30, 2023. The decrease in gross margin as a percent of sales was mainly attributable to product mix combined with enhanced promotional efforts on our branded e-Commerce websites as we continue to optimize our inventory levels.

Contract Manufacturing gross margin for the six months ended June 30, 2024 was $0.7 million, or 10.4% of net sales, compared to $0.2 million, or 6.0% of net sales for the six months ended June 30, 2024. The increase in gross margin was driven by increased sales with the U.S. Military which carried higher margins than sales private label sales.

	Six Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$69,695	$74,974	$(5,279)	(7.0)%
% of Net Sales	33.0%	35.7%	(2.7)%

Operating expenses for the six months ended June 30, 2024 were $69.7 million or 33.0% of net sales compared to $75.0 million, or 35.7% of net sales for the six months ended June 30, 2023. The reduction in operating expenses during the six months ended June 30, 2024 compared to the year ago period was primarily attributable to restructuring and cost-savings initiatives implemented in 2023 as well as lower outbound freight costs.

	Six Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$(10,785)	$(10,294)	$(491)	4.8%

Interest Expense and Other - net for the six months ended June 30, 2024 increased $0.5 million compared to the six months ended June 30, 2023. The increase in interest expense in the current period was partially due to a $2.6 million term loan extinguishment charge associated with a prepayment penalty and accelerated amortization of deferred financing fees in connection with paying off our term debt, see Note 10 - Long Term Debt to the Unaudited Condensed Consolidated Financial Statement for more information. Additionally, for the six months ended June 30, 2023, we recorded a $1.3 million gain within Interest Expense and Other - net resulting from the sale of the Servus brand. See Note 4 - Sale of Servus Brand and Related Assets for more information. Taking these items into consideration, the decrease in Interest Expense and Other - net was attributed to lower debt levels and interest rates in current period compared to the same period last year.

	Six Months Ended
	June 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
Income Tax (Benefit) Expense	$399	$(823)	$1,222	(148.5)%
Effective Tax Rate	23.4%	20.9%	2.5%

The increase in our effective tax rate for the six months ended June 30, 2024 compared to the same year ago period was primarily driven by a shift in the mix of the Company's domestic and foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal source of liquidity has been our income from operations.

During the six months ended June 30, 2024, our primary use of cash was payments on our credit facilities. Our working capital consists primarily of trade receivables and inventory, offset by short-term debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our corporate offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology. Capital expenditures were $2.4 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

We lease certain machinery, a distribution center in Reno, Nevada, and manufacturing facilities under operating leases that generally provide for renewal options.

We believe that our ABL Facility, coupled with cash generated from operations will provide sufficient liquidity to fund our operations and debt obligations for at least the next twelve months. Our continued liquidity, however, is contingent upon future operating performance, cash flows and our ability to meet financial covenants under our credit facility. For more information regarding our credit facility see Note 10 - Long Term Debt of our Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows

	Six Months Ended
	June 30,
($ in millions)	2024	2023
Operating activities	$23.9	$19.7
Investing activities	(0.4)	15.6
Financing activities	(23.8)	(37.9)
Net change in cash and cash equivalents	$(0.3)	$(2.6)

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2024 and 2023 was $23.9 million and $19.7 million, respectively. Adjusting for non-cash items, net income provided a cash in-flow of $10.5 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively. The net change in working capital and other assets and liabilities resulted in an increase to cash provided by operating activities of $13.4 million for the six months ended June 30, 2024 compared to an increase of $17.0 million for the six months ended June 30, 2023.

Decreases in accounts receivable provided a source of cash of $13.1 million and $22.5 million for the six months ended June 30, 2024 and 2023, respectively. The year-over-year decline in cash generated from accounts receivable was attributed to lower sales during the fourth quarter of 2023 compared to the fourth quarter of 2022. This reduction in sales led to decreased collections in the subsequent quarter, as there were fewer sales upon which to collect.

An increase in inventory resulted in a use of cash of $5.8 million for the six months ended June 30, 2024 compared to a decrease of inventory and a source of cash of $10.9 million for the six months ended June 30, 2023. The rise in inventory in 2024 was driven by an increase in in-transit inventory at quarter-end as we optimize inventory levels in preparation the second half of the year. The decrease in inventory in 2023 was a result of efforts to reduce inventory levels to better align our inventory levels with supply needs.

Changes in accounts payable resulted in a source of cash of $7.1 million for the six months ended June 30, 2024 compared to a use of cash of $10.1 million for the six months ended June 30, 2023. The change in accounts payable was mainly attributable to the change in purchases resulting in the continuous improvement of our inventory levels and inventory optimization in both years.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2024 was $0.4 million, compared to net cash provided by investing activities of $15.6 million for the same period in 2023. We invested $2.1 million and $1.7 million in capital expenditures for our manufacturing operations and information technology during the six months ended June 30, 2024 and 2023, respectively. These investments were offset by proceeds from the sale of the Servus brand, totaling $1.7 million in the six months ended June 30, 2024 and $17.3 million in the six months ended June 30, 2023.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2024 and 2023 was $23.8 million and $37.9 million, respectively. The use of cash primarily related to payments on our revolving credit facility and term debt, which totaled $20.1 million and $35.6 million for the six months ended June 30, 2024 and 2023, respectively.

Litigation

The Company is involved in legal proceedings in the ordinary course of business. Unless otherwise stated, we believe that the likelihood of the resolution being materially adverse to our financial statements is remote and as such have not recorded any contingent liabilities within the accompanying Unaudited Condensed Consolidated Financial Statement.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed March 15, 2024) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (filed May 9, 2024), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Our shareholder repurchase program expired on March 4, 2022.

ITEM 5 - TRADING PLANS

During the three months ended  June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated ABL Loan and Security Agreement, dated April 26, 2024, between the Company and Bank of America, N.A. as Agent, Sole Arranger and Sole Bookrunner and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2024 and filed on April 30, 2024).

10.2	Rocky Brands, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A, filed on April 29, 2024).

31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 8, 2024	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)