Form 10-Q
period 2024-09-30
ROCKY BRANDS, INC.
filed 2024-11-12
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 7,453,814 shares of the Registrant's Common Stock outstanding on November 1, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,	September 30,
	2024	2023	2023
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,705	$4,470	$4,240
Trade receivables – net	77,130	77,028	97,844
Contract receivables	-	927	2,990
Other receivables	177	1,933	2,207
Inventories – net	171,847	169,201	194,734
Income tax receivable	-	1,253	2,445
Prepaid expenses	5,205	3,361	4,985
Total current assets	258,064	258,173	309,445
LEASED ASSETS	6,705	7,809	7,982
PROPERTY, PLANT & EQUIPMENT – net	50,380	51,976	53,124
GOODWILL	47,844	47,844	47,844
IDENTIFIED INTANGIBLES – net	110,521	112,618	113,321
OTHER ASSETS	1,503	965	1,015
TOTAL ASSETS	$475,017	$479,385	$532,731

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$63,148	$49,840	$62,733
Contract liabilities	-	927	2,990
Current portion of long-term debt	8,361	2,650	2,704
Accrued expenses and other liabilities	20,845	18,112	21,275
Total current liabilities	92,354	71,529	89,702
LONG-TERM DEBT	141,929	170,480	211,190
LONG-TERM TAXES PAYABLE	-	169	169
LONG-TERM LEASE	4,232	5,461	5,715
DEFERRED INCOME TAXES	7,475	7,475	8,006
DEFERRED LIABILITIES	777	716	1,179
TOTAL LIABILITIES	246,767	255,830	315,961
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding September 30, 2024 - 7,449,020; December 31, 2023 - 7,412,480; September 30, 2023 - 7,366,201	73,537	71,973	70,757
Retained earnings	154,713	151,582	146,013
Total shareholders' equity	228,250	223,555	216,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$475,017	$479,385	$532,731

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET SALES	$114,554	$125,614	$325,718	$335,881
COST OF GOODS SOLD	70,908	79,076	199,886	208,012
GROSS MARGIN	43,646	46,538	125,832	127,869

OPERATING EXPENSES	33,575	32,259	103,271	107,233

INCOME FROM OPERATIONS	10,071	14,279	22,561	20,636

INTEREST EXPENSE AND OTHER – net	(3,180)	(5,649)	(13,964)	(15,943)

INCOME BEFORE INCOME TAX EXPENSE	6,891	8,630	8,597	4,693

INCOME TAX EXPENSE	1,612	1,803	2,011	980

NET INCOME	$5,279	$6,827	$6,586	$3,713

INCOME PER SHARE
Basic	$0.71	$0.93	$0.89	$0.50
Diluted	$0.70	$0.93	$0.88	$0.50

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,449	7,366	7,432	7,355
Diluted	7,503	7,375	7,479	7,374

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2022	7,339	$69,752	$145,721	$215,473

NINE MONTHS ENDED SEPTEMBER 30, 2023
Net loss			$(398)	$(398)
Dividends paid on common stock ($0.155 per share)			(1,141)	(1,141)
Stock issued for options exercised, including tax benefits	1	$8	-	8
Stock compensation expense	7	347	-	347
BALANCE - March 31, 2023	7,347	$70,107	$144,182	$214,289

Net loss			$(2,715)	$(2,715)
Dividends paid on common stock ($0.155 per share)			(1,139)	(1,139)
Stock compensation expense	7	$293	-	293
BALANCE - June 30, 2023	7,354	$70,400	$140,328	$210,728

Net income			$6,827	$6,827
Dividends paid on common stock ($0.155 per share)			(1,142)	(1,142)
Stock issued for options exercised, including tax benefits	4	$75	-	75
Stock compensation expense	8	282	-	282
BALANCE - September 30, 2023	7,366	$70,757	$146,013	$216,770

BALANCE - December 31, 2023	7,412	$71,973	$151,582	$223,555

NINE MONTHS ENDED SEPTEMBER 30, 2024
Net income			$2,550	$2,550
Dividends paid on common stock ($0.155 per share)			(1,149)	(1,149)
Stock compensation expense	5	$339	-	339
BALANCE - March 31, 2024	7,417	$72,312	$152,983	$225,295

Net loss			$(1,243)	$(1,243)
Dividends paid on common stock ($0.155 per share)			(1,151)	(1,151)
Stock issued for options exercised, including tax benefits	-	$599	-	599
Stock compensation expense	6	312	-	312
BALANCE - June 30, 2024	7,423	$73,223	$150,589	$223,812

Net income			$5,279	$5,279
Dividends paid on common stock ($0.155 per share)			(1,155)	(1,155)
Stock compensation expense	26	$314	-	314
BALANCE - September 30, 2024	$7,449	$73,537	$154,713	$228,250

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,586	$3,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,805	8,251
Noncash lease expense	1,943	-
Loss on term loan extinguishment	1,111	-
Provision for bad debts	1,172	526
Stock compensation expense	965	922
Amortization of debt issuance costs and loan fees	454	640
Loss on disposal of assets	-	143
Gain on sale of business	-	(1,341)
Change in assets and liabilities:
Receivables	(1,217)	(3,015)
Contract receivables	927	(2,990)
Inventories	(2,646)	34,502
Other current assets	(1,843)	(918)
Other assets	(131)	2,959
Accounts payable	12,363	(8,396)
Operating lease liability	(1,931)	-
Accrued and other liabilities	2,150	(3,315)
Income taxes	1,591	(3,538)
Contract liabilities	(927)	2,990
Net cash provided by operating activities	28,372	31,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,170)	(2,931)
Proceeds from sale of business	1,700	17,300
Net cash (used in) provided by investing activities	(1,470)	14,369

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	128,394	50,496
Repayments of revolving credit facility	(118,713)	(66,400)
Proceeds from long-term debt	50,000	-
Repayments of long-term debt	(82,205)	(27,738)
Payment of debt issuance costs and loan fees	(2,287)	-
Proceeds from stock options	599	83
Dividends paid on common stock	(3,455)	(3,422)
Net cash used in financing activities	(27,667)	(46,981)

DECREASE IN CASH AND CASH EQUIVALENTS	(765)	(1,479)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,470	5,719
END OF PERIOD	$3,705	$4,240

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

The accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the Unaudited Condensed Consolidated Financial Statements are considered to be of normal and recurring nature. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2023 Unaudited Condensed Consolidated Balance Sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2023, which includes all disclosures required by GAAP.

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

2. ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain ASUs on its Unaudited Condensed Consolidated Financial Statements:

Standard	Description	Anticipated Adoption Periods	Effect on Consolidated Financial Statements
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

		Fiscal year ending December 31, 2024	The Company is still assessing the impact of the new accounting standard but does not expect the adoption of this standard to have a material impact on its financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This pronouncement requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid.	Q1 2025	The Company is still assessing the impact of the new accounting standard but does not expect the adoption of this standard to have a material impact on its financial statements.

In addition to the recently issued accounting pronouncements, the SEC recently issued its final rule regarding climate change disclosures. We are evaluating the impact this final rule will have on our Unaudited Condensed Consolidated Financial Statements. No other new accounting pronouncement issued or effective during the period had, or is expected to have, a material impact on our Unaudited Condensed Consolidated Financial Statements.

3. FAIR VALUE

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

The fair values of cash and cash equivalents, receivables, and payables approximate their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, and expected insurance recoveries. The carrying amounts of our long-term credit facility and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the marketplace during the year. The fair value of our credit facilities is categorized as Level 2. The Company does not currently have any Level 3 assets or liabilities.

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

4. SALE OF SERVUS BRAND AND RELATED ASSETS

On March 30, 2023, we completed the sale of the Servus brand and related assets to PQ Footwear, LLC and Petroquim S.R.L. (collectively, the "Buyer"). Total consideration for this transaction was approximately $19.0 million, of which $17.3 million was received at closing. The remaining $1.7 million was received during the nine months ended September 30, 2024. The sale of the Servus brand included the sale of inventory, fixed assets, customer relationships and tradenames, all of which related to our Wholesale segment. We recorded a gain on the sale of Servus of approximately $1.3 million which is recorded within Interest Expense and Other - net on the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023.

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

The net sales price includes estimates of variable consideration for which reserves are established. Components of variable consideration include discounts and allowances, customer rebates, markdowns, chargebacks, and product returns. These reserves are based on the amounts earned, or to be claimed, on the related sales of our products.

Elements of variable consideration including discounts and allowances and rebates are determined at contract inception and are reassessed at each reporting date, at a minimum, to reflect any change in the types of variable consideration offered to the customer. We determine estimates of variable consideration based on evaluations of each type of variable consideration and customer contract, historical and anticipated trends, and current economic conditions. Overall, these reserves reflect our best estimates of the amount of consideration to be earned on the related sales. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

As of September 30, 2024, there are no contract receivable or contract liability balances outstanding.

Items considered immaterial within the context of the contract are recognized as an expense.

Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue producing transaction that are collected from customers are excluded from revenue.

Costs associated with our manufacturer’s warranty are recognized as expense when the products are sold.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in operating expenses.

Contract Balances

The following table provides information about contract liabilities from contracts with our customers:

	September 30,	December 31,	September 30,
($ in thousands)	2024	2023	2023
Contract liabilities	$-	$927	$2,990

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2023	$927
Non-cancelable contracts with customers entered into during the period	-
Revenue recognized related to non-cancelable contracts with customers during the period	(927)
Balance, September 30, 2024	$-

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment or point of sale for retail customers. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with disaggregation requirements. See Note 14 - Segment Information for segment disclosures.

6. TRADE RECEIVABLES

Trade receivables are presented net of the related allowance for credit losses of approximately $1.1 million, $1.8 million and $2.1 million at September 30, 2024,  December 31, 2023 and  September 30, 2023, respectively. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. However, estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account.

7. INVENTORY

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2024	2023	2023
Raw materials	$17,196	$16,774	$16,700
Work-in-process	929	912	1,292
Finished goods	153,722	151,515	176,742
Total	$171,847	$169,201	$194,734

The asset associated with our returns reserve included within inventories was approximately $0.9 million, $0.8 million and $1.0 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

8. GOODWILL & IDENTIFIED INTANGIBLE ASSETS

There was no change in goodwill during the nine months ended September 30, 2024.

Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	September 30, 2024
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$78,654
Intangible assets subject to amortization
Patents	895	$(859)	36
Customer relationships	41,659	(9,828)	31,831
Total Intangible assets other than goodwill	$121,208	$(10,687)	$110,521

	December 31, 2023
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$78,654
Intangible assets subject to amortization
Patents	895	$(845)	50
Customer relationships	41,659	(7,745)	33,914
Total Intangible assets other than goodwill	$121,208	$(8,590)	$112,618

	September 30, 2023
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks	$78,659		$78,659
Intangible assets subject to amortization
Patents	895	$(841)	54
Customer relationships	41,659	(7,051)	34,608
Total Intangible assets other than goodwill	$121,213	$(7,892)	$113,321

The weighted average life of patents and customer relationships is 2.7 years and 11.5 years, respectively.

Amortization expense for intangible assets subject to amortization for each of the three months ended September 30, 2024 and 2023 was $0.7 million. Amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2024 and 2023 was $2.1 million and $2.2 million, respectively.

As of September 30, 2024, a schedule of approximate expected remaining amortization expense related to intangible assets for the years ending December 31 is as follows:

Amortization
($ in thousands)	Expense
2024	$698
2025	2,790
2026	2,788
2027	2,785
2028	2,781
2029	2,779
2030+	17,246
Total	$31,867

9. ACCRUED EXPENSES AND OTHER LIABILTIES

Amounts reported in "Accrued expenses and other liabilities" within the accompanying Unaudited Condensed Consolidated Balance Sheets were:

	September 30,	December 31,	September 30,
($ in thousands)	2024	2023	2023
Accrued Expenses and other liabilities:
Accrued duties	$7,183	$5,440	$6,395
Salaries and wages	2,925	1,204	2,685
Operating lease liability	2,765	2,679	2,556
Returns liability	1,631	-	-
Accrued freight	1,474	2,284	2,707
Accrued advertising	1,082	1,877	1,386
Commissions	638	904	823
Income taxes payable	507	-	-
Taxes - other	440	925	832
Accrued interest	-	2,104	2,280
Other	2,200	695	1,611
Total accrued expenses and other liabilities	$20,845	$18,112	$21,275

10.LONG-TERM DEBT

On April 26, 2024, we refinanced our existing debt by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  September 30, 2024, we had borrowing capacity of $50.1 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

This transaction resulted in a $2.6 million expense within Interest Expense and Other - net in the accompanying Unaudited Combined Condensed Statements of Operations, consisting of a $1.1 million loss on term loan extinguishment and a $1.5 million term loan prepayment penalty for the nine months ended  September 30, 2024. The $1.1 million loss on term loan extinguishment is included as a noncash adjustment to net income and the $1.5 million prepayment penalty is included within Repayments of long-term debt in the accompanying Unaudited Combined Condensed Statements of Cash Flows for the nine months ended  September 30, 2024.

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

(1) Until September 30, 2024, Level III applied.

In connection with the ABL Agreement, we paid certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following:

September 30,
($ in thousands)	2024
Term Facility that matures in 2029 with an effective interest rate of 8.82%	$47,213
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 6.76%	105,000
Prime borrowings with an effective interest rate of 8.47%	470
Total debt	152,683
Less: Unamortized debt issuance costs	(2,393)
Total debt, net of debt issuance costs	150,290
Less: Debt maturing within one year	(8,361)
Long-term debt	$141,929

A schedule of debt payments for the next five years is as follows:

Debt Payment
($ in thousands)	Schedule
2024	$2,090
2025	8,361
2026	8,361
2027	8,361
2028	8,361
2029	117,149
Total	152,683

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the agreement. As of September 30, 2024, we were in compliance with all credit facility covenants. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments. As of September 30, 2024, the Company was in compliance with the amounts paid on dividends in accordance with our debt facilities.

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

Current and long-term debt under the Original ABL Facility and TCW Term Facility consisted of the following:

	December 31,	September 30,
($ in thousands)	2023	2023
TCW Term Facility refinanced in April 2024 with an effective interest rate of 13.20% as of December 31, 2023 and 12.77% as of September 30, 2023	$77,932	$88,594
Original ABL Facility amended and restated in April 2024:
SOFR borrowings with an effective interest rate of 7.31% and 7.25% as of December 31, 2023 and September 30, 2023, respectively	83,144	124,660
Prime borrowings with an effective interest rate of 8.75% as of and December 31, 2023 and September 30, 2023	13,938	2,737
Total debt	175,014	215,991
Less: Unamortized debt issuance costs	(1,884)	(2,097)
Total debt, net of debt issuance costs	173,130	213,894
Less: Debt maturing within one year	(2,650)	(2,704)
Long-term debt	$170,480	$211,190

Retired Credit Facility Covenants

The TCW Term Facility contained restrictive covenants which required us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the TCW Term Facility agreement. The Original ABL Facility contained a restrictive covenant which required us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the Original ABL Facility). During the three months ended September 30, 2023, we were in compliance with all credit facility covenants.

The TCW Term Facility and the Original ABL Facility also contained restrictions on the amount of dividend payments.

We were in compliance with all TCW Term Facility and Original ABL Facility Agreement covenants through April 26, 2024, the date on which we refinanced such debt.

11. TAXES

The effective tax rate for the three and nine months ended September 30, 2024 and 2023 was 23.4% and 20.9%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2019 through 2023 remain open to examination by most taxing authorities.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and nine months ended September 30, 2024 and 2023. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

12. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted EPS computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in thousands)	2024	2023	2024	2023

Basic - weighted average shares outstanding	7,449	7,366	7,432	7,355
Dilutive restricted share units	26	3	22	5
Dilutive stock options	28	6	25	14
Diluted - weighted average shares outstanding	7,503	7,375	7,479	7,374
Anti-dilutive securities	65	262	103	262

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023

Interest paid	$13,376	$10,133

Federal, state, and local income taxes paid, net	$226	$4,661

Property, plant, and equipment noncash purchases in accounts payable	$944	$942

Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$862	$-

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

Net sales to foreign countries represented approximately 4.8% and 7.5% of net sales for the three months ended September 30, 2024 and 2023, respectively. Net sales to foreign countries represented approximately 3.2% and 5.5% of net sales for the nine months ended September 30, 2024 and 2023, respectively.

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

The following is a summary of segment results for the Wholesale, Retail and Contract Manufacturing segments for the  three and nine months ended September 30, 2024 and 2023 .

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
NET SALES:
Wholesale	$84,033	$99,716	$232,082	$251,228
Retail	26,771	24,523	83,288	79,114
Contract Manufacturing	3,750	1,375	10,348	5,539
Total Net Sales	$114,554	$125,614	$325,718	$335,881

GROSS MARGIN:
Wholesale	$31,514	$34,599	$85,977	$89,084
Retail	11,683	11,781	38,719	38,379
Contract Manufacturing	449	158	1,136	406
Total Gross Margin	$43,646	$46,538	$125,832	$127,869

Segment asset information is not prepared or used to assess segment performance.

15. COMMITMENTS AND CONTINGENCIES

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022 associated with brands acquired through an acquisition in the first quarter of 2021. As a result of the misclassification of HTS codes on these products, we believe that we have paid duties in excess of the expected amount due. We have the potential to recover the total amount of overpaid duties resulting in an estimated potential refund of approximately $7.7 million, of which we have received $5.1 million to date. No refunds were received for the nine months ended September 30, 2024 and $1.9 million in refunds were received during the nine months ended September 30, 2023. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying Unaudited Condensed Consolidated Balance Sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the first nine months of 2024, we amended and restated our Original ABL Facility which resulted in a restated $175.0 million revolving credit facility and a new $50.0 million term facility. The proceeds from this transaction were used to retire our existing senior secured term loan facility with TCW Asset Management Company, LLC as of April 26, 2024. This transaction resulted in an expense of $2.6 million, consisting of a loss on extinguishment of term debt in the amount of $1.1 million and a $1.5 million prepayment penalty, which are included in Interest Expense and Other - net within the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024. See Note 10 - Long Term Debt to the Unaudited Condensed Consolidated Financial Statements for further information regarding our long-term debt.

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

THIRD QUARTER 2024 FINANCIAL HIGHLIGHTS COMPARED TO THIRD QUARTER 2023

●	Net sales decreased 8.8% to $114.6 million;
●	Gross margin increased 110 basis points to 38.1%;
●	Inventory decreased 11.8% to $171.8 million as of September 30, 2024; and
●	Total debt decreased 29.7% to $150.3 million as of September 30, 2024.

YEAR TO DATE 2024 FINANCIAL HIGHLIGHTS COMPARED TO YEAR TO DATE 2023

●	Net sales decreased 3.0% to $325.7 million;
●	Gross margin increased 60 basis points to 38.6% for the; and
●	Operating income as a percentage of net sales increased 80 basis points to $22.6 million.

During the three and nine months ended September 30, 2024, compared to the same periods last year, our Wholesale segment sales decreased, due to certain nonrecurring sales, while our Retail segment sales increased, due to an increase in sales under our Lehigh CustomFit platform. Additionally, our Contract Manufacturing segment sales increased despite a decrease in private label contract sales during the three and nine months ended September 30, 2024, due to the U.S. Military contract awarded in the fourth quarter of 2023. These factors combined with an increase in Wholesale gross margin resulted in an overall increase in gross margin for both the three and nine months ended September 30, 2024 compared to the prior year periods.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our Annual Report on Form 10-K for the year ended December 31, 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Net sales	$114,554	$125,614	$325,718	$335,881
Cost of goods sold	70,908	79,076	199,886	208,012
Gross margin	43,646	46,538	125,832	127,869
Operating expenses	33,575	32,259	103,271	107,233
Income from operations	$10,071	$14,279	$22,561	$20,636

Net sales decreased 8.8% to $114.6 million in the third quarter of 2024 compared to $125.6 million in the third quarter of 2023. The decline in net sales for the quarter ended September 30, 2024 over the prior year period was attributable to a decrease in Wholesale net sales, partially offset by an increase in Retail and Contract Manufacturing net sales.

Gross margin in the third quarter of 2024 was $43.6 million, or 38.1% of net sales, compared to $46.5 million, or 37.0% of net sales, for the same period last year. The increase in gross margin as a percentage of net sales was due to Wholesale product mix as well as a higher percentage of Retail net sales, which carry higher gross margins than our Wholesale and Contract Manufacturing segments.

Operating expenses for the three months ended September 30, 2024 were $33.6 million, or 29.3% of net sales, compared to $32.3 million, or 25.7% of net sales, for the three months ended September 30, 2023. The increase in operating expenses in the third quarter of 2024 compared to the third quarter of 2023 was primarily attributable to incremental brand building and advertising programs to support future growth.

Income from operations for the third quarter of 2024 was $10.1 million, or 8.8% of net sales, compared to $14.3 million, or 11.3% of net sales, for the same period a year ago. The decrease in income from operations was primarily driven by a decrease in net sales and increase in operating expenses offset by an increase in gross margin in the current year period.

Net sales decreased 3.0% to $325.7 million for the nine months ended September 30, 2024 compared to $335.9 million for the nine months ended September 30, 2023. The decline in net sales in the current year over the prior year period was attributable to a decrease in Wholesale net sales, partially offset by an increase in Retail and Contract Manufacturing net sales.

Gross margin for the nine months ended September 30, 2024 was $125.8 million or 38.6% of net sales compared to $127.9 million or 38.1% of net sales for the nine months ended September 30, 2023.  The increase in gross margin as a percentage of net sales was due to Wholesale product mix as well as a higher percentage of Retail net sales, which carry higher gross margins than our Wholesale and Contract Manufacturing segments.

Operating expenses for the nine months ended September 30, 2024 were $103.3 million, or 31.7% of net sales, compared to $107.2 million, or 31.9% of net sales, for the prior year period. The decrease in operating expenses as a percentage of sales for the nine months ended September 30, 2024 was primarily due to restructuring and cost-savings achieved from initiatives implemented during the first half of 2023.

Income from operations for the first nine months of 2024 was $22.6 million, or 6.9% of net sales, compared to $20.6 million, or 6.2% of net sales, for the same period a year ago. The increase in income from operations was primarily driven by a decrease in operating expenses and an increase in gross margin as a percent of net sales in the current year period.

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

	Three Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$84,033	$99,716	$(15,683)	(15.7)%
Retail	26,771	$24,523	2,248	9.2
Contract Manufacturing	3,750	$1,375	2,375	172.7
Total Net Sales	$114,554	$125,614	$(11,060)	(8.8)%

Wholesale net sales for the three months ended September 30, 2024 were $84.0 million compared to $99.7 million for the three months ended September 30, 2023. The decrease in net sales in the current year period was attributed to non-recurring sales following the change to a distributor model in Canada in November 2023 and temporarily elevated commercial military footwear sales to a single customer throughout 2023. In addition to the aforementioned non-recurring sales, the decrease in Wholesale sales can be attributed to a more mild climate in the third quarter of 2024 compared to the prior year quarter as well as lean inventory on some key styles in the current period.

Retail net sales for the three months ended September 30, 2024 were $26.8 million compared to $24.5 million for the three months ended September 30, 2023. The increase in Retail net sales for the third quarter of 2024 was due to increased sales in our Lehigh CustomFit platform as a result of completing a realignment of our sales organization which allowed us to expand our customer base and increase offerings to current customers.

Contract Manufacturing net sales for the three months ended September 30, 2024 were $3.8 million compared to $1.4 million for the three months ended September 30, 2023. The increase was due to a multi-year contract awarded with the U.S. Military in the fourth quarter of 2023.

	Three Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$31,514	$34,599	$(3,085)
Margin %	37.5%	34.7%	2.8%
Retail Margin $'s	$11,683	$11,781	$(98)
Margin %	43.6%	48.0%	(4.4)%
Contract Manufacturing Margin $'s	$449	$158	$291
Margin %	12.0%	11.5%	0.5%
Total Margin $'s	$43,646	$46,538	$(2,892)
Margin %	38.1%	37.0%	1.1%

Wholesale gross margin for the three months ended September 30, 2024 was $31.5 million, or 37.5% of net sales, compared to $34.6 million, or 34.7% of net sales, for the three months ended September 30, 2023. The higher Wholesale gross margins in the third quarter of 2024 compared to the third quarter 2023 was attributable to lower promotional activity in the current year period as well as opportunistic sales to certain international and key wholesale partners in the third quarter of 2023, which contributed to lower gross margins in the prior year period.

Retail gross margin for the three months ended September 30, 2024 was $11.7 million, or 43.6% of net sales, compared to $11.8 million, or 48.0% of net sales, for the three months ended September 30, 2023. The decrease in gross margin as a percent of net sales was attributable to our Lehigh CustomFit platform having a higher percentage of total retail sales than our e-commerce branded websites, which carry lower margin than our branded e-commerce websites.

Contract Manufacturing gross margin for the three months ended September 30, 2024 was $0.4 million, or 12.0% of net sales, compared to $0.2 million, or 11.5% of net sales, for the three months ended September 30, 2023. The increase in gross margin was driven by increased sales to the U.S. Military which carried higher margins than private label sales.

	Three Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$33,575	$32,259	$1,316	4.1%
% of Net Sales	29.3%	25.7%	3.6%

Operating expenses for the three months ended September 30, 2024 were $33.6 million or 29.3% of net sales compared to $32.3 million, or 25.7% of net sales for the three months ended September 30, 2023. This increase in operating expenses was primarily attributable to incremental brand building and advertising programs to support future growth.

	Three Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$(3,180)	$(5,649)	$(2,469)	(43.7)%

Interest Expense and Other - net for the three months ended September 30, 2024 was $3.2 million compared to $5.6 million in the year ago period. The decrease in interest expense was a result of lower debt levels and lower interest rates in the third quarter of 2024 compared to the third quarter of 2023. The lower interest rates can be attributed to the refinance completed in the second quarter of 2024.

	Three Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
Income Tax Expense	$1,612	$1,803	$(191)	(10.6)%
Effective Tax Rate	23.4%	20.9%	2.5%

The increase in our effective tax rate in the third quarter of 2024 compared to the same year ago period was primarily driven by a shift in the mix of the Company's domestic and foreign earnings.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$232,082	$251,228	$(19,146)	(7.6)%
Retail	83,288	79,114	4,174	5.3
Contract Manufacturing	10,348	5,539	4,809	86.8
Total Net Sales	$325,718	$335,881	$(10,163)	(3.0)%

Wholesale net sales for the nine months ended September 30, 2024 were $232.1 million compared to $251.2 million for the nine months ended September 30, 2023. The decline in net sales from the year ago period was primarily due to the sale of the Servus brand in March 2023, the change to our distributor model in Canada in November 2023 and temporarily elevated commercial military footwear sales to a single customer throughout 2023.

Retail net sales for the nine months ended September 30, 2024 were $83.3 million compared to $79.1 million for the nine months ended September 30, 2023. The increase in Retail net sales was due to increased sales in our Lehigh CustomFit platform as we continue to expand our customer base and offerings to current customers. Additionally, we experienced growth in our e-commerce business during the nine months ended September 30, 2024 as we focused on our targeted marketing efforts, primarily through digital marketing. This led to increased brand awareness and allowed us to engage more directly with consumers, which resulted in increased traffic on our branded websites and increased sales for the nine months ended September 30, 2024 compared to the prior year ago period.

Contract Manufacturing net sales for the nine months ended September 30, 2024 were $10.3 million compared to $5.5 million for the nine months ended September 30, 2023. The increase was due to a multi-year contract awarded with the U.S. Military in the fourth quarter of 2023.

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$85,977	$89,084	$(3,107)
Margin %	37.0%	35.5%	1.6%
Retail Margin $'s	$38,719	$38,379	$340
Margin %	46.5%	48.5%	(2.0)%
Contract Manufacturing Margin $'s	$1,136	$406	$730
Margin %	11.0%	7.3%	3.7%
Total Margin $'s	$125,832	$127,869	$(2,037)
Margin %	38.6%	38.1%	0.5%

Wholesale gross margin for the nine months ended September 30, 2024 was $86.0 million, or 37.0% of net sales, compared to $89.1 million, or 35.5% of net sales, for the nine months ended September 30, 2023. The increase in Wholesale gross margin as a percent of net sales was due to the divestiture of the Servus brand in March 2023, which carried lower gross margins than the rest of our product portfolio, as well as product mix. The increase in reported gross margin for the current year period was partially offset by a $1.3 million net tariff refund received in the first quarter of 2023.

Retail gross margin for the nine months ended September 30, 2024 was $38.7 million, or 46.5% of net sales, compared to $38.4 million, or 48.5% of net sales, for the nine months ended September 30, 2023. The decrease in gross margin as a percent of net sales was due to an increase in Lehigh sales as a percent of total Retail sales, which typically carry a lower margin as well as enhanced promotional efforts on our branded e-commerce websites as we continue to optimize our inventory levels.

Contract Manufacturing gross margin for the nine months ended September 30, 2024 was $1.1 million, or 11.0% of net sales, compared to $0.4 million, or 7.3% of net sales, for the nine months ended September 30, 2023. The increase in gross margin was driven by increased sales with the U.S. Military which carried higher margins than sales private label sales.

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$103,271	$107,233	$(3,962)	(3.7)%
% of Net Sales	31.7%	31.9%	(0.2)%

Operating expenses for the nine months ended September 30, 2024 were $103.3 million, or 31.7% of net sales, compared to $107.2 million, or 31.9% of net sales, for the nine months ended September 30, 2023. The reduction in operating expenses during the nine months ended September 30, 2024 compared to the year ago period was primarily attributable to restructuring and cost-savings initiatives implemented in 2023 as well as lower outbound freight costs.

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$(13,964)	$(15,943)	$(1,979)	(12.4)%

Interest Expense and Other - net for the nine months ended September 30, 2024 decreased $2.0 million compared to the nine months ended September 30, 2023. The decrease in Interest Expense and Other - net was mainly attributed to our debt refinance that took place during the second quarter of 2024, as well as lower debt levels and interest rates for the nine months ended September 30, 2024 compared to the prior year ago period. See Note 10 - Long Term Debt to the Unaudited Condensed Consolidated Financial Statement for more information.

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
Income Tax Expense	$2,011	$980	$1,031	105.2%
Effective Tax Rate	23.4%	20.9%	2.5%

The increase in our effective tax rate for the nine months ended September 30, 2024 compared to the same year ago period was primarily driven by a shift in the mix of the Company's domestic and foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal source of liquidity has been our income from operations.

During the nine months ended September 30, 2024, our primary use of cash was payments on our credit facilities. Our working capital consists primarily of trade receivables and inventory, offset by short-term debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and business expansion and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. We typically utilize our revolving credit facility to fund our seasonal working capital requirements. As a result, balances on our revolving credit facility can fluctuate significantly throughout the year.

Our capital expenditures relate primarily to projects relating to our offices, property, merchandising fixtures, molds and equipment associated with our manufacturing and distribution operations and for information technology.

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

Cash Flows

	Nine Months Ended
	September 30,
($ in millions)	2024	2023
Operating activities	$28.4	$31.1
Investing activities	(1.5)	14.4
Financing activities	(27.7)	(47.0)
Net change in cash and cash equivalents	$(0.8)	$(1.5)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 was $28.4 million and $31.1 million, respectively. Adjusting for non-cash items, net income provided a cash in-flow of $20.0 million and $12.9 million for the nine months ended September 30, 2024 and 2023, respectively. The net change in working capital and other assets and liabilities resulted in an increase to cash provided by operating activities of $8.3 million for the nine months ended September 30, 2024, compared to an increase of $18.3 million for the nine months ended September 30, 2023.

An increase in accounts receivable resulted in a use of cash of $1.2 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in accounts receivable in 2024 and 2023 was due to timing of collections.

An increase in inventory resulted in a use of cash of $2.6 million for the nine months ended September 30, 2024 compared to a decrease of inventory and a source of cash of $34.5 million for the nine months ended September 30, 2023. The rise in inventory in 2024 was driven by an increase in in-transit inventory at quarter-end as we optimize inventory levels in preparation for the fourth quarter and holiday season. The decrease in inventory in 2023 was a result of efforts to reduce inventory levels to better align our inventory levels with supply needs.

Changes in accounts payable resulted in a source of cash of $12.4 million for the nine months ended September 30, 2024 compared to a use of cash of $8.4 million for the nine months ended September 30, 2023. The change in accounts payable was mainly attributable to the change in purchases resulting in the continuous improvement of our inventory levels and inventory optimization in both years.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2024 was $1.5 million, compared to net cash provided by investing activities of $14.4 million for the same period in 2023. We invested $3.2 million and $2.9 million in capital expenditures for our manufacturing operations and information technology during the nine months ended September 30, 2024 and 2023, respectively. These investments were offset by proceeds from the sale of the Servus brand, totaling $1.7 million in the nine months ended September 30, 2024 and $17.3 million in the nine months ended September 30, 2023.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 was $27.7 million and $47.0 million, respectively. The use of cash primarily related to payments on our revolving credit facility and term debt for the nine months ended September 30, 2024 and 2023, respectively.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed March 15, 2024) and the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2024 (filed May 9, 2024) and June 30, 2024 (filed August 8, 2024), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

ITEM 5 - TRADING PLANS

During the three months ended  September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: November 12, 2024	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)