Form 10-K
period 2024-12-31
ROCKY BRANDS, INC.
filed 2025-03-17
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter was $266,045,065, determined using a per share closing price of $36.96, as quoted by Nasdaq on that date.

There were 7,462,452 shares of the registrant's Common Stock outstanding on February 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate" and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Item 1A. Risk Factors." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS.

All references to "we," "us," "our," "Rocky Brands," or the "Company" in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names, including The Original Muck Boot Company ("Muck"), Rocky, Georgia Boot, Durango, Lehigh, XTRATUF, Ranger and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional, and durable footwear and our products are organized around six target markets: work, outdoor, western, commercial military, duty, and military. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $48.00 for our value priced products to $655.00 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Segment Reporting and each of our reporting segments continue to employ consistent accounting policies. See Note 19 - Segment Information of our Consolidated Financial Statements for further information.

The Company's portfolio of brands is organized into the following reportable segments, in which our products are distributed:

●	Wholesale
●	Retail
●	Contract Manufacturing

Wholesale

We distribute Muck, Rocky, Georgia Boot, Durango, Lehigh, XTRATUF, Ranger and Michelin products through a wide range of Wholesale distribution channels throughout the world. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. As of December 31, 2024 , our products were offered for sale at over 10,000  retail locations in the U.S. and Canada as well as several international markets, such as Europe.

We sell to wholesale accounts in the U.S. through a dedicated in-house sales team, and exclusive, as well as independent, sales representatives who carry our branded products and other non-competing products. Our sales force is organized around major accounts, including Boot Barn, Tractor Supply Company, Amazon and Bass Pro, and around our target markets: work, outdoor, western, commercial military, duty and military. Our sales force is also organized around brands, regions and customers to target a broad range of distribution channels. All our salespeople actively call on their retail customer base to educate them on the quality, comfort, technical features and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our Wholesale distribution channels vary by market:

●	Our work-related products are sold primarily through work-related retailers, farm and ranch stores, specialty safety stores, independent shoe stores, hardware stores and online retailers;

●	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, online retailers, catalogs and mass merchants;

●	Our western products are sold through western stores, work stores, specialty farm and ranch stores, online retailers and fashion-oriented footwear retailers;

●	Our commercial military products are sold primarily through base exchanges, such as the Army Air Force Exchange Store (AAFES), and consumer e-Commerce websites; and

●	Our duty products are sold primarily through uniform stores, catalog specialists and online retailers.

Retail

We market products directly to consumers through three retail strategies:

●	Lehigh business-to-business including direct sales and through our CustomFit websites;

●	Consumer e-Commerce websites (B2C) and third-party marketplaces; and

●	Brick and Mortar Stores, which include our outdoor gear and retail store.

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

Websites

We sell our product lines on our websites at muckbootcompany.com, rockyboots.com, georgiaboot.com, durangoboot.com, lehighoutfitters.com, lehighsafetyshoes.com, xtratuf.com, and slipgrips.com, as well as through online third-party marketplaces. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products.

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

In 2023, we were awarded a new multi-year contract with the U.S. Military pursuant to which we will produce and ship a minimum number of pairs to the U.S. Military through 2026, with the option to extend. The first quarter of 2024 was the first full quarter, in which shipments were made to the U.S. Military under this multi-year contract. We expect to continue to actively bid on U.S. Military contracts.

Brands and Product Lines

Our products are marketed under eight well-recognized, proprietary brands: Muck, Rocky, Georgia Boot, Durango, Lehigh, XTRATUF and Ranger, in addition to the licensed brand Michelin.

Muck

Muck was founded in 1999 and has pioneered the premium rubber and neoprene boot category by delivering high quality, innovative, weatherproof and comfortable products. Our current line of Muck footwear products is offered at suggested U.S. retail price points ranging from  $55.00 to  $265.00 . Through widespread consumer validation in the farm, agriculture, hunt and equestrian markets, Muck has been able to expand to new markets such as outdoor, gardening, industrial and general work, as well as to new international regions such as the U.K., Norway and Germany to reach new consumers. Both new and existing consumer groups have welcomed line extensions from the brand as the total catalog expands beyond its core offering into premium leather and other new footwear categories.

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel and accessories. We currently design Rocky products for each of our six target markets and offer our products at a range of suggested U.S. retail price points: $80.00 to $415.00 for our footwear products; and $18.00 to $160.00 for our apparel and accessory lines.

The Rocky brand originally targeted outdoor enthusiasts, particularly hunters, and has since become a market leader in the hunting and rugged casual category. In 2002, we also extended into hunting apparel, including jackets, pants, gloves and caps. Our Rocky products for hunters and other outdoor enthusiasts are designed for specific weather conditions and the diverse terrains of North America. These products incorporate a range of technical features and designs such as waterproof breathable fabric, 3M Thinsulate insulation, nylon Cordura fabric and camouflaged uppers featuring either Venator, Mossy Oak or Realtree patterns. We use rugged outsoles made by industry leaders like Vibram, as well as our own proprietary design features, to make the products durable and easy to wear.

In 2002, we introduced Rocky work footwear designed for varying weather conditions or difficult terrain, particularly for people who make their living outdoors such as those in lumber, forestry, construction and oil & gas occupations. These products typically include many of the proprietary features and technologies that we incorporate in our hunting and outdoor products.

We have also introduced western influenced work boots for farmers and ranchers. Most of these products are waterproof, come in soft toe and safety toe options and utilize our proprietary comfort systems.

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high-quality line of work and rugged lifestyle footwear. Georgia Boot footwear is sold at suggested U.S. retail price points ranging from  $109.00  to $280.00 . This line of products primarily targets blue collar workers across various trades, including construction, logging, warehousing, landscaping and farming. Many of our boots incorporate safety toes and non-slip outsoles to prevent injuries in the workplace. We also offer other more specialized protective features, such as puncture resistance, as well as metatarsal guards that protect wearers’ feet from heavy objects. Each boot is designed to meet the demands of specific trades while also integrating cutting-edge technology and materials to create the most comfortable and durable footwear that is tough enough to handle the rigors found on job sites across America.

Durango

Durango Boots was established in 1966 and manufactures premium western footwear for men, women, and kids. For over half a century, Durango has earned a reputation for building authentic western boots using exceptional materials and innovative constructions. Our current line of Durango products is offered at suggested U.S. retail price points ranging from $120.00 to $655.00. Our brand portfolio categories include work-western, farm and ranch, western-performance, premium exotics, fashion-forward and casual wear.

Many of our western products are marketed to core western and aspirational western consumers who have an affinity and loyalty to the western lifestyle. Such products include high-performance technologies that include our patented Dually Shank System, which provides twice the torsion stability and midfoot support and various footbeds that offer flexibility, comfort, and support for immediate gratification.

Lehigh

The Lehigh brand was established in 1922 as a high-quality line of occupational safety footwear that later expanded into a full-service program offering. While still manufacturing and selling branded core product, the brand primarily focuses on providing managed programs to companies that require and provide a subsidy to their employees to wear safety footwear. Most of the footwear incorporates a protective toe and can include a metatarsal guard, puncture-resistant, slip-resistant outsole and special materials to combat caustic substances. Lehigh offers an extensive selection of styles to fit any work environment. Lehigh’s unique business model provides companies with customizations to fit their needs and digital tools for greater visibility and control of their program. As the established leader in the industry, Lehigh introduced and utilizes 3DFit technology and wellness foot products as a way to elevate safety and improve productivity. By providing an accurate fit, body aligning orthotics and anti-fatigue compression, Lehigh helps companies go beyond accident protection to full body wellness protection. Lehigh provides and improves safety and health to a wide range of customer accounts in the industrial, distribution, hospitality and healthcare industries.

The Lehigh brand line of safety shoes has suggested U.S. retail price points ranging from $91.00  to  $295.00 .

XTRATUF

Since the early 1950s, XTRATUF has been a leading outfitter in the commercial, sport, and recreational fishing market, having provided fishermen with capable, comfortable and reliable footwear for use in the harshest conditions. With roots in Alaska and continued widespread use by those who live there, the XTRATUF brand has been able to expand to other regions throughout North America and most recently in the U.K. and Japan. Fueled by the strong growth in the outdoor market, particularly white boat lifestyle and sport fishing, the brand has been adopted by non-fishermen seeking quality, functional footwear. Our current line of XTRATUF footwear products is offered at suggested U.S. retail price points ranging from $50.00  to  $195.00 .

Ranger

Ranger primarily serves the outdoor recreational market and offers a range of pac-boots that are built for wet and cold weather that provide exceptional comfort and function at a value price. Our current line of Ranger footwear products is offered at suggested U.S. retail price points ranging from  $48.00  to  $100.00 .

Michelin

Michelin is a premier price point line of work footwear targeting specific industrial professions, primarily indoor professions. The license to design, develop and manufacture footwear under the Michelin name was secured in 2006. Suggested U.S. retail prices for the Michelin brand are from  $210.00 to $237.00 . The license agreement for the Michelin brand expires on December 31, 2025, with the option to renew.

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

●	Outdoor. Our outdoor product line consists of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping and hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features and materials available in the third-party marketplace. Our outdoor product lines consist of all-season sport/hunting and fishing footwear, apparel and accessories that are typically waterproof and insulated and are designed to keep outdoor enthusiasts comfortable on rugged terrain or in extreme weather conditions.

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

Competitive Strengths

Our competitive strengths include:

●

Strong portfolio of brands. We believe the Muck, Rocky, Georgia Boot, Durango, Lehigh, XTRATUF, Ranger and Michelin brands are well recognized and established names that have a reputation for performance, quality and comfort in the markets they serve: work, outdoor, western, commercial military, duty, and military. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our own brands.

●

Commitment to product innovation. We believe a critical component of our success in the third-party marketplace has been a result of our continued commitment to product innovation. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features and designs. We have a dedicated group of product design and development professionals, including well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the third-party marketplace.

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

Product Design and Development

We believe that product innovation is a key competitive advantage for us in each of our markets. Our goal in product design and development is to continue to create and introduce new and innovative footwear and apparel products that combine our standards of quality, functionality and comfort and that meet the changing needs of our retailers and consumers. Our product design and development process is highly collaborative and is typically initiated both internally by our development staff and externally by our retailers and suppliers, whose employees are generally active users of our products and understand the needs of our consumers. Our product design and development personnel, marketing personnel and sales representatives work closely together to identify opportunities for new styles, patterns, design improvements and newer, more advanced materials. We have a dedicated group of product design and development professionals, some of whom are well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the third-party marketplace.

Manufacturing and Sourcing

We manufacture footwear in facilities that we own and operate in the Dominican Republic, Puerto Rico, and Chuzhou, China and source footwear, apparel and accessories from third-party facilities in China, Vietnam, India, the Dominican Republic and Mexico. We do not have long-term contracts with any of our third-party manufacturers. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process, which enables us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available, as well as reduce our lead times. In addition, our Puerto Rico facility allows us to produce footwear for the U.S. Military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

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

Foreign Operations and Sales Outside of the U.S.

Our products are primarily distributed in the U.S., Canada, the U.K. and other international markets, mainly in Europe. We ship our products from our finished goods distribution facilities located in Ohio and Nevada. Certain of our retailers receive shipments directly from our manufacturing sources, including all of our U.S. Military sales, which are shipped directly from our manufacturing facility in Puerto Rico. Net sales to foreign countries represented approximately 3.2% of net sales in 2024 and 5.1% of net sales in 2023.

As previously mentioned, we also maintain manufacturing facilities that we operate in the Dominican Republic and Chuzhou, China. In addition, we utilize an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $11.2 million at December 31, 2024, of which approximately $3.7 million resides in the Dominican Republic and approximately $7.5 million resides in China.

Resources and Suppliers

We purchase raw materials from sources worldwide. We do not have long-term supply contracts for the purchase of our raw materials. The principal raw materials used in the production of our products, in terms of dollar value, are leather, Cordura nylon fabric and soling materials. We believe these materials will continue to be available from our current suppliers. However, in the event these materials are not available from our current suppliers, we believe these products, or similar products, would be available from alternative sources.

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

Backlog

The dollar amount of our order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of our business taken as a whole.

Intellectual Property

We rely on a combination of our trademarks, patents, and other intellectual property rights, as well as contractual provisions to protect our brands, product designs, technology, marketing materials, and other proprietary research and development, although no such methods can afford complete protection. We own numerous design and utility patents for footwear and footwear components (such as insoles and outsoles) in the U.S. and in several countries where our products are sold or manufactured, including China. We own numerous U.S. and foreign registrations for the patents and trademarks used in our business, including our major brands Muck, Rocky, Georgia Boot, Durango, Lehigh, XTRATUF, and Ranger. In addition, we license the use of third-party trademarks, including Michelin, in order to market our products.

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

Human Capital

At December 31, 2024, we had approximately 2,535 employees of which approximately 2,530 are full time employees. Approximately 1,690 of our employees work in our manufacturing facilities in the Dominican Republic, Puerto Rico and Chuzhou, China. We believe our relations with our employees are in good standing.

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

Talent Recruitment, Retention and Development

Our employee culture is built on our core values of integrity, responsibility and humility. The ability to attract, retain and develop talented employees is crucial to our long-term success. We focus on attracting, developing and retaining highly talented individuals through practices that promote our core values. We recruit through a variety of outreach methods including our rockybrands.com/careers website and other online platforms, such as LinkedIn, college recruitment efforts, network relationships and direct communication with career centers. When new employment opportunities within our Company arise, we send out internal communications to inform all associates of new openings. We review internal applications for consideration before considering external applicants.

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

We are committed to having a workforce which reflects a wide range of perspectives as well as varied professional and educational backgrounds. We strive to provide an environment that allows our employees to bring their authentic selves to work every day, and we are committed to fostering a workplace that is free of discrimination, harassment, and which promotes allyship, advocacy and an overall sense of belonging.

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

Our growth strategy is founded substantially on the expansion of our brands into new footwear and apparel markets. New products that we introduce may not be successful with consumers or one or more of our brands may fall out of favor with consumers. If we are unable to anticipate, identify or react appropriately to changes in consumer preferences, we may not grow as fast as we plan to grow. This could cause our sales to decline, brand image to suffer and operating performance to deteriorate.

Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our expenses, and there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in our expenses could adversely impact our results of operations and cash flows.

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

A majority of our products are produced outside the continental U.S. where we are subject to the risks of international commerce and other international conditions.

The majority of our products are produced in China, the Dominican Republic, Puerto Rico, Vietnam, India, and Mexico. Therefore, our business is subject to certain risks of doing business offshore including:

●

the imposition of additional U.S. legislation and regulations relating to imports, including quotas, duties, tariffs, taxes or other charges or restrictions, including recent tariffs on goods from China;

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

Changes in any of these factors could materially increase our costs of products or cause us to experience delays and we may not be able to recover all of our cost increases or missed sales. If any of these factors were to render the conduct of business in these countries undesirable or impracticable, we would have to manufacture or source our products elsewhere. There can be no assurance that additional sources or products would be available to us or, if available, that these sources could be relied on to provide product at terms favorable to us or that is of the same quality. The occurrence of any of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We depend on a limited number of suppliers for key production materials, and disruptions in the supply of such materials could interrupt product manufacturing and increase product costs.

We purchase raw materials from a number of domestic and foreign sources. We do not have long-term supply contracts for the purchase of our raw materials. The principal raw materials used in the production of our footwear, in terms of dollar value, are leather, Cordura nylon fabric and soling materials. Availability or change in the prices of our raw materials could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, labor disputes, public health crisis, pandemic, natural disaster, or severe weather due to climate change. These issues have in the past and may in the future delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher costs, which could have an adverse impact on our business and financial condition.

The emergence or persistence of geopolitical instability may disrupt the global economy, the impacts of which may negatively impact our business, financial, condition and results of operations.

The emergence or persistence of geopolitical instability creates risks for disruptions in the global economy which may negatively impact our business, financial condition, and results of operations. Factors such as new tariffs proposed by the U.S. in various international markets, including China, shipping disruptions in the Red Sea, uncertainties related to the political environment in China, and ongoing conflicts such as the war between Russia and Ukraine have adversely affected the global economy and contributed to geopolitical instability. While we have managed to navigate impacts from these conflicts thus far, the ongoing instability resulting from these disruptions or other future disruptions could potentially harm our business, financial condition, results of operations, supply chain, intangible assets, partners, customers, or employees, should tensions escalate. Moreover, an escalation of geopolitical tensions may lead to broader impacts, including but not limited to cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and interest rates. Any of these factors may adversely affect our business and supply chain.

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

Our credit facilities require us to comply with certain financial restrictive covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, make investments of other restricted payments, sell or otherwise dispose of assets and engage in other activities. Any failure by us to comply with the restrictive covenants could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be due and payable, which could have a material adverse effect on our financial condition. Our credit facilities contain restrictive covenants which requires us to maintain a minimum fixed charge coverage ratio.

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

Our financial success is influenced by the success of our wholesale customers, and the loss of such a key customer could have a material adverse effect on our financial condition and results of operations.

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

We rely on our distribution centers located in Ohio and Nevada and our manufacturing facilities in the Dominican Republic, Puerto Rico, and China. Any natural disaster or other serious disruption at any of these facilities due to fire, tornado, hurricane, flood, other natural disaster, pandemic, public health crisis, labor dispute, terrorist attack or any other cause could damage our ability to manufacture our products, a portion of our inventory, or impair our ability to use our distribution center as a docking location for merchandise. Any of these occurrences could impair our ability to adequately supply our retailers and consumers and harm our operating results.

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

We own U.S. registrations for many our trademarks, trade names and designs, including such marks as Muck, Rocky, Georgia Boot, Durango, Lehigh, XTRATUF and Ranger. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks. Over time, we have increased distribution of our goods in several foreign countries. Accordingly, we have applied for trademark registrations in a number of these countries. We intend to enforce our trademarks and trade names against unauthorized use by third parties.

An impairment of intangibles, including goodwill, could have an adverse impact to the Company’s results of operations.

The carrying value of intangibles represents the fair value of trade names and other intangibles as of the acquisition date. Intangibles expected to contribute indefinitely to the Company’s cash flows are not amortized but must be evaluated by the Company at least annually for impairment. If the carrying amounts of one or more of these assets are not recoverable based upon discounted cash flow and market-approach analyses, the carrying amounts of such assets are impaired by the estimated difference between the carrying value and estimated fair value. An impairment charge could adversely affect the Company’s results of operations.

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

Our dividend policy may change.

Although we have paid dividends to our shareholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our shareholders. Our ABL Facility and Term Facility (as such terms defined in Note 10 - Long-Term Debt of our Consolidated Financial Statements) also contain restrictions on the amount of dividend payments. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments.

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

The continued shift in the third-party marketplace from traditional independent retailers to large mass merchandisers may result in decreased margins.

A continued shift in the third-party marketplace from traditional independent retailers to large mass merchandisers has increased the pressure on many footwear manufacturers to sell products to these mass merchandisers at less favorable margins. Due to the competition from large discount mass merchandisers, a number of our small retailing customers have gone out of business, and in the future more of these customers may go out of business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The shift in consumer shopping to online retailers and our increased online sales pose various risks which may negatively impact our business.

The retail industry and consumer preferences are rapidly changing and we must ensure our own online e-Commerce websites and third-party marketplaces can accommodate the consumer's growing desire to shop online. We must also provide digital assistance to our wholesale customers to support their e-Commerce websites. Failure to timely identify and effectively respond to the online trends of the retail industry could negatively impact our product reach and market share.

Our e-Commerce and third-party marketplace platforms pose numerous risks that could have an impact on our results of operations including:

●	unanticipated operating problems such as computer viruses, electronic data theft and other disruptions;

●	reliance on third-party software and service providers;

●	continual investment in technology and cyber security;

●

our ability to adapt and change to the ever-changing consumer buying habits through customer-facing technology, including mobile technology solutions that function, and provide a convenient and consistent experience for consumers;

●	exposure to potential liability for online content; and

●	increased competition among other e-Commerce vendors.

General Risk Factors

Changes to U.S. tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

The current political climate has introduced greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. We source products from manufacturers located outside of the U.S., primarily in China, Vietnam, the Dominican Republic, India, and Mexico. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

Disruption of our information technology systems and e-Commerce platforms could adversely affect our business

Our information technology systems and-e-Commerce platforms are critical to our business operations. Any interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact our business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of our operations. Disruption to our information technology systems may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our online services and preclude retail transactions resulting in loss of sales. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be adversely affected if we are unable to improve, upgrade, maintain, and expand our technology systems.

Some of our employees are working remotely which could strain our information technology systems and impact business continuity plans. Remote work could also introduce operational risk such as, but not limited to, cyber security risks.

We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may have an adverse effect on our business, financial condition results of operations

We are in the process of completing a multi-year implementation of a complex new enterprise resource planning system (“ERP”). The ERP implementation has required the integration of the new ERP with multiple information systems and business processes and has been designed to continue to accurately maintain our books and records and provide timely information to our management team important to maximizing the operating efficiency of our business. Conversion from our old systems to the new ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP will mandate subtle changes to our procedures and controls over financial reporting. If we are unable to adequately implement and maintain procedures and controls relating to our new ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.

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

Our products are subject to increasingly stringent and complex domestic and foreign product labeling, performance, environmental and safety standards, laws and other regulations, including those pertaining to perfluoroalkyl and polyfluoroalkyl substances (PFAS) and other environmental impacts. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons, a loss of advance orders from wholesale customers or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation. Our products are generally used in outdoor activities, sometimes in severe conditions. Product recalls or product liability claims resulting from the failure, or alleged failure, of our products could have a material adverse effect on the reputation of our brands and result in additional expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management & Strategy

Rocky Brands recognizes the critical importance of developing, implementing, and maintaining a robust information security program to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have established information security programs and policies, including processes for identifying, assessing, and managing risks arising from cybersecurity threats. These processes involve regular assessments of our information systems and infrastructure to identify vulnerabilities and threats. We focus on executing a centralized information technology and cybersecurity program. Our Company-wide approach is to be positioned as one security program, one posture and one roadmap for the enterprise. This platform is administered across our departments by our cybersecurity team led by our Vice President of Information Technology. Our information security programs and policies are aligned with those of the Center for Internet Security (CIS), Control Objectives for Information Technologies (COBIT), and National Institute of Standards Technology (NIST).

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

Although no cybersecurity incidents during the year ended December 31, 2024 which had a material impact on our business strategy, results of operations or financial condition, the scope and impact of any future incident cannot be predicted. See Item 1A. - Risk Factors for more information about our information security and cybersecurity risks.

Governance

Our Board of Directors has established governance protocol over risk management, including general oversight of information technology security and cybersecurity risk. The Audit Committee is central to the Board’s oversight of cybersecurity risks and is primarily responsible for this domain. The Audit Committee actively participates in discussions with management, external experts and amongst themselves regarding cybersecurity risks. The Audit Committee is comprised of Board members with broad expertise, including technology, risk management and finance, enabling them to effectively oversee and govern cybersecurity risks. One Audit Committee member is certified under the National Association of Corporate Directors Certificate in Cyber-Risk Oversight Program.

We have developed a robust organizational structure to manage and oversee our information technology and cybersecurity programs, including full-time information security associates dedicated to cybersecurity. These individuals possess relevant experience and expertise in cybersecurity and risk management. Our Director, IT Infrastructure & Security leads our information security, data privacy and protection, and information technology compliance programs. The Director stays current with security related topics by either webinars, training classes or cybersecurity conferences. Guided by management, our information technology teams maintain a detailed Cyber Incident Response Plan ("CIRP") and hold frequent meetings to ensure the proper communication and execution of our security controls and procedures. The Cybersecurity team has various expertise ranging in Associate of ISC2-CISSP certification and extensive training on current security products. The Director, IT Infrastructure & Security regularly reports to the Vice President of Information Technology and maintains ongoing dialog with the reporting structure to our CEO, CFO and COO, and Board of Directors regarding our information security programs. This reporting includes updates on matters evaluated under our CIRP, the current threat landscape, cybersecurity initiatives, and the effectiveness of our cybersecurity programs.

Our Vice President of Information Technology has more than 35 years working as an IT professional, 13 years of which has been at the Company in various roles such as, Programming, Business Analysis, Systems Analysis, Operations, EDI Manager, and Applications Director.

ITEM 2. PROPERTIES.

We own or lease various properties in domestic and foreign locations. Our principal properties include our corporate offices, manufacturing facilities, distribution centers and our retail outlet store. Our administrative, sales, and marketing operations are generally performed from our owned facilities in Nelsonville, Ohio. We operate our manufacturing operations through our owned facility in Chuzhou, China as well as several leased facilities in Puerto Rico and the Dominican Republic. We operate our distribution operations through an owned facility in Logan, Ohio and a leased facility in Reno, Nevada. Our retail outlet store operates from an owned facility in Nelsonville, Ohio. Our owned properties have no major encumbrances. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

The following locations represent our major properties by segment:

Wholesale: Nelsonville, Ohio; Logan, Ohio; Chuzhou, China; Reno, Nevada; Puerto Rico; Dominican Republic

Retail: Nelsonville, Ohio; Logan, Ohio; Chuzhou, China; Reno, Nevada

Contract Manufacturing: Nelsonville, Ohio; Logan, Ohio; Reno, Nevada; Puerto Rico; Dominican Republic

ITEM 3. LEGAL PROCEEDINGS.

We are, from time to time, a party to litigation which arises in the normal course of our business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of these proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity. A discussion of legal matters is found in Note 20 - Commitments and Contingencies of our Consolidated Financial Statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "RCKY."

As of February 28, 2025, there were 65 shareholders of record of our common stock.

Dividends

In 2013, our Board of Directors approved a dividend policy pursuant to which the Company intends to continue paying comparable cash dividends on its common stock.

Share Repurchases

On February 24, 2025, Rocky Brands announced that its board of directors has approved a new share repurchase program of up to $7,500,000 of the Company’s outstanding common stock, no par value per share. This repurchase program replaces the previous repurchase program authorized by the board of directors that expired on March 4, 2022.

 Performance Graph

The following performance graph compares our cumulative shareholder return on our common shares with the NASDAQ Composite Index and the Standard & Poor's Footwear Index, which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested in our common stock on December 31, 2019 and in the NASDAQ Stock Market (U.S.) Index and the Standard & Poor's Footwear Index and that all dividends were reinvested. This comparison includes the period ended December 31, 2019 through the period ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2024 and 2023, and our capital resources and liquidity as of December 31, 2024 and 2023. For the discussion of the changes in our results of operations and statement of cash flows between the years ended December 31, 2023 and December 31, 2022, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024, which is available on the SEC's website at https://www.sec.gov/edgar/search/ and our corporate website at www.rockybrands.com. We analyze the results of our operations for the last two years (including trends in the overall business), followed by a discussion of our cash flows and liquidity, our credit facilities, and our contractual commitments. We then provide a review of the critical accounting policies and estimates we have made that we believe are most important to the understanding of our MD&A and our Consolidated Financial Statements. We conclude our MD&A with information on recent accounting pronouncements we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

BUSINESS OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Muck, Rocky, Georgia Boot, Durango, Lehigh, XTRATUF, Ranger and the licensed brand Michelin.

Our brands have a long history of representing high quality, comfortable, functional, and durable footwear, and our products are organized around six target markets: work, outdoor, western, commercial military, duty and military. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from  $48.00 for our value priced products to $655.00  for our premium products. As a part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: Wholesale, Retail and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., the U.K. and other international markets such as Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers, and online retailers. Our Retail business includes direct sales of our products to consumers through our business-to-business web platform, e-Commerce websites, third-party marketplaces and our Rocky Outdoor Gear Store. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

During the second quarter of 2024, we amended and restated our Original ABL Facility (as such term is defined in Note 10 - Long-Term Debt of our Consolidated Financial Statements) which resulted in a restated $175.0 million revolving credit facility and a new $50.0 million term facility. The proceeds from this transaction were used to retire our existing senior secured term loan facility with TCW Asset Management Company, LLC as of April 26, 2024. This transaction resulted in an expense of $2.6 million, consisting of a loss on extinguishment of term debt in the amount of $1.1 million and a $1.5 million prepayment penalty, which are included in Interest Expense and Other - net within the Consolidated Statements of Operations for the twelve months ended December 31, 2024. See Note 10 - Long-Term Debt of our Consolidated Financial Statements for further information regarding our long-term debt.

In 2023, we were awarded a new multi-year contract with the U.S. Military pursuant to which we will produce and ship a minimum number of pairs to the U.S. Military through 2026, with an option to extend. The first quarter of 2024 was the first full quarter in which shipments were made to the U.S. Military under this multi-year contract. The sales under this contract are included in our Contract Manufacturing segment.

During the first quarter of 2023, we divested the Servus brand. The gain of approximately $1.3 million on the sale of the Servus brand was recorded within Interest Expense and Other - net in the Consolidated Statements of Operations for the year ended December 31, 2023. The Servus brand was sold to allow us to focus on our more profitable core brands and allocate resources toward growth and development of opportunities with those brands moving forward.

During the third quarter of 2023, we closed our manufacturing facility in Rock Island, Illinois. This facility primarily manufactured product for the Servus brand. Following the sale of the Servus brand in the first quarter of 2023, the Rock Island facility operations were underutilized, prompting our decision to close the facility during the third quarter of 2023.

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

Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in expenses to which there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in expenses could adversely impact our results of operations and cash flows.

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

We continue to monitor pressures on the global supply chain, which have shifted the timing of shipments across our brands, resulting in increased inventory levels outpacing our sales growth. However, we have seen improvements in transit lead times and related freight costs compared to the prior period, which have had a positive impact on the results of our operations through 2024.

2024 FINANCIAL OVERVIEW

●	Net sales decreased 1.7% to $453.8 million in 2024 compared to 2023;

●	Gross margin increased 70 basis points to 39.4% of net sales in 2024 versus 38.7% of net sales in 2023;

●	Income from operations in 2024 compared to 2023 decreased 12.1% to $31.1 million;

●	Interest expense decreased 19.8% to $17.0 million in 2024 over 2023;

●	Net income increased 9.6% to $11.4 million, or $1.52 per diluted share in 2024 compared to $10.4 million, or $1.41 per diluted share in 2023;

●	Total debt, net of debt issuance costs, decreased 25.7% to $128.7 million at December 31, 2024 compared to $173.1 million at December 31, 2023; and

●	Inventory decreased 1.5% to $166.7 million at December 31, 2024 compared to $169.2 million at December 31, 2023.

During the twelve months ended December 31, 2024, we reported a decline in net sales compared to the year ended December 31, 2023, which was attributable to a decline in sales in our Wholesale reporting segment, partially offset by increases in sales in our Retail and Contract Manufacturing reporting segments. The decline in sales in our Wholesale reporting segment was due to certain non-recurring sales in 2023, and Servus brand sales, which was divested in March 2023. The increase in Retail sales was attributed to increased sales in our Lehigh CustomFit Platform as well as year-over-year growth in our e-Commerce business.

The increase in gross margin to 39.4 % of net sales in 2024 from 38.7% of net sales in 2023 was attributed to an increase in Wholesale gross margin of 190-basis points as well as an increase in Retail net sales as percentage of total net sales. Our Retail reporting segment carries higher gross margins than both our Wholesale and Contract Manufacturing Reporting segments. The increase was offset by a decrease in Retail gross margins as a percentage of net sales in 2024 compared to the prior year.

Operating income decreased 12.1% to $31.1 million for the year ended December 31, 2024 compared to $35.4 million for the year ended December 31, 2023. The decrease in operating income was due to higher freight and logistics costs associated with higher Retail sales as well as higher marketing and other discretionary spending due to the pullback of spending in 2023.

Interest expense decreased 19.8% in 2024 compared to 2023 due to lower debt levels and lower interest rates resulting from the debt refinance that closed in April 2024.

Net income increased 9.6% to $11.4 million in 2024 from $10.4 million due to lower interest expense and lower tax expense in 2024 compared to that of 2023.

As of December 31, 2024, cash and cash equivalents were approximately $3.7 million and our total indebtedness, net of debt issuance costs, was approximately $128.7 million, a reduction of $44.4 million, or 25.7%, over our indebtedness at December 31, 2023. Of total debt paydown, $21.7 million occurred in the fourth quarter of 2024. Our strong sales in the second half of the year, coupled with additional cash on-hand resulting from lower interest rates and corresponding interest payments subsequent to the debt refinance in April 2024, provided excess cash flow that we were able to put towards debt repayments in the latter part of 2024.

Total inventory decreased 1.5%, or $2.5 million, to $166.7 million at December 31, 2024 compared to $169.2 million at December 31, 2023. Our inventory on-hand decreased at December 31, 2024 by approximately $14.9 million versus the prior year, partially offset by an increase in in-transit inventory of approximately $12.6 million.

In 2024 and 2023, our business generated a positive cash flow from operating activities of $52.8 million and $73.6 million, respectively. Generally, the cash provided from operations consists of changes in our working capital and is sufficient to fund operations in any given year. Our positive cash flow in 2024 was offset by cash used in investing and financing activities of $3.0 million and $50.6 million, respectively, resulting in an overall decrease in cash of approximately $0.8 million in 2024. For the year ending December 31, 2023, our positive cash flow from operations was enhanced by a positive cash flow from investing activities of $13.4 million, offset by cash used in financing activities of $88.2 million, resulting in an overall decrease in cash of approximately $1.2 million in 2023.

Excluding certain non-recurring sales in 2023, 2024 was a year of growth for Rocky from a net sales perspective. This growth was primarily fueled by an increase in Retail sales, a combination of increases in sales in both our Lehigh CustomFit Platform and e-Commerce websites. We invested more in marketing and other discretionary spending in 2024, creating a decrease in income from operations in 2024 compared to 2023. Due to refinancing our long-term debt during 2024, which resulted in lower interest rates as well as lower debt levels, we achieved an increase in income before taxes in 2024 compared to that of 2023.

Analysis of Results of Operations

The following table sets forth Consolidated Statements of Operations data as percentages of total net sales:

	Twelve Months Ended
	December 31,
($ in thousands)	2024	2023
NET SALES:	$453,772	$461,833
Cost of goods sold	274,762	283,235
Gross margin	179,010	178,598
Operating expenses	147,944	143,226
Income from operations	$31,066	$35,372

Net sales decreased $8.1 million or 1.7% for the twelve months ended December 31, 2024, due to a decrease in Wholesale net sales, partially offset by an increase in Retail and Contract Manufacturing net sales.

Gross margin in 2024 was 39.4% compared to 38.7% in 2023. The increase in gross margin was attributed to an increase in both Wholesale and Contract Manufacturing gross margin as well as a higher mix of Retail segment net sales, which carry higher margins than our Wholesale and Contract Manufacturing segments.

Operating expenses increased $4.7 million to 32.6% of net sales in 2024 compared to 31.0% of net sales in 2023. The increase in operating expenses was due to a $4.0 million impairment charge for the Muck trademark and an increase in outbound freight and other logistic costs associated with the increase in Retail sales. See Note 7 - Goodwill and Other Intangible Assets of our Consolidated Financial Statements for additional information on the Muck trademark impairment.

	Twelve Months Ended
	December 31,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$313,340	$337,019	$(23,679)	(7.0)%
Retail	126,868	116,960	9,908	8.5
Contract Manufacturing	13,564	7,854	5,710	72.7
Total Net Sales	$453,772	$461,833	$(8,061)	(1.7)%

The decrease in Wholesale net sales for the twelve months ended December 31, 2024 was due to non-recurring sales that occurred during 2023 and are not expected to continue on an on-going basis. These sales included temporarily elevated commercial military footwear sales to a single customer throughout 2023, Servus brand sales prior to its divestiture in March 2023, sales relating to the change to a distributor model in Canada in November 2023, and sales relating to the manufacturing of Servus product following the divestiture of the Servus brand.

Retail net sales for the twelve months ended December 31, 2024 increased due to growth in our Lehigh CustomFit Platform and our direct to consumer e-Commerce business. The increase in net sales in our Lehigh CustomFit Platform was attributed to the completion of the realignment of our sales organization in the first quarter of 2024 which allowed us to expand our customer base and increase offerings to current customers. The increase in sales under our direct to consumer e-Commerce business was due to increased targeted marketing efforts, primarily through digital marketing. This led to increased brand awareness and allowed us to engage more directly with consumers, which resulted in increased traffic on our branded websites and increased sales compared to the prior year ago period.

The increase in Contract Manufacturing net sales for the twelve months ended December 31, 2024 was due to a multi-year contract awarded with the U.S. Military.

Product Line Information - The following is supplemental information on net sales by product line for the years ended December 31:

	2024
($ in thousands)	Wholesale	Retail	Contract Manufacturing	Total	% of Sales
Work footwear	$106,187	$81,873	$2,289	$190,349	41.9%
Outdoor footwear	100,872	29,350	-	130,222	28.7%
Western	74,040	8,599	-	82,639	18.2%
Duty and commercial military footwear	31,476	3,071	-	34,547	7.6%
Military footwear	-	-	11,275	11,275	2.5%
Other	765	3,975	-	4,740	1.0%
Total	$313,340	$126,868	$13,564	$453,772	100.0%

	2023
($ in thousands)	Wholesale	Retail	Contract Manufacturing	Total	% of Sales
Work footwear	$122,872	$75,369	$(145)	$198,096	42.9%
Outdoor footwear	102,710	27,714	-	130,424	28.2%
Western	63,108	7,266	-	70,374	15.2%
Duty and commercial military footwear	47,222	3,260	-	50,482	10.9%
Military footwear	-	-	7,999	7,999	1.7%
Other	1,107	3,351	-	4,458	1.0%
Total	$337,019	$116,960	$7,854	$461,833	100.0%

The following information is presented on gross margin for the years ending December 31, 2024 and 2023:

	Twelve Months Ended
	December 31,
($ in thousands)	2024	2023	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$117,245	$119,485	$(2,240)
Margin %	37.4%	35.5%	1.9%
Retail Margin $'s	$60,153	$58,391	$1,762
Margin %	47.4%	49.9%	(2.5)%
Contract Manufacturing Margin $'s	$1,612	$722	$890
Margin %	11.9%	9.2%	2.7%
Total Margin $'s	$179,010	$178,598	$412
Margin %	39.4%	38.7%	0.7%

The increase in Wholesale gross margin as a percentage of net sales for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023 was due to product mix as well as more favorable sourcing costs in 2024 compared to the prior year. Additionally, we divested the Servus brand in March 2023, which carried lower gross margins than the rest of our product portfolio.

Retail gross margins as a percentage of net sales decreased for the twelve months ended  December 31, 2024  compared to the same year ago period due to increased promotional efforts across all of our retail channels in order to optimize our inventory levels.

Contract Manufacturing gross margin as a percentage of net sales increased for the twelve months ended 2024 compared to 2023 due to increased sales with the U.S. Military which carried higher margins than private label sales.

	Twelve Months Ended
	December 31,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
General and administrative	$109,354	$110,677	$(1,323)	(1.2)%
Sales and marketing	27,997	25,464	2,533	9.9
Trademark impairment	4,000	-	4,000	100.0
Depreciation and amortization	6,593	7,085	(492)	(6.9)%
Total Operating Expenses	$147,944	$143,226	$4,718	3.3%
% of Net Sales	32.6%	31.0%	1.6%

The increase in operating expenses as a percentage of net sales for the twelve months ending December 31, 2024 was attributable to increased outbound freight and logistics costs associated with an increase in Retail sales as well as an increase in marketing, incentive compensation and other discretionary spending in 2024 compared to 2023. Additionally, we recognized a $4.0 million non-cash impairment charge for the Muck trademark following our annual indefinite-lived intangibles impairment test performed in the fourth quarter of 2024. See Note 7 - Goodwill and Other Intangible Assets of our Consolidated Financial Statements for additional information on the Muck trademark impairment.

	Twelve Months Ended
	December 31,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER:
Interest expense	$16,119	$22,904	$(6,785)	(29.6)%
Loss on term loan extinguishment	1,111	-	1,111	(100.0)
Other income, net	(222)	(345)	123	(35.7)
Gain on sale of business	-	(1,341)	1,341	(100.0)%
Total Interest Expense and Other	$17,008	$21,218	$4,210	(19.8)%

The decrease in interest expense was mainly attributed to lower interest rates achieved through our debt refinance completed in April 2024, as well as lower debt levels for the year ended December 31, 2024 compared to the year ago period. The debt refinance resulted in $1.1 million loss on term loan extinguishment charge and a $1.5 million prepayment penalty which are included within Interest Expense and Other - net within the Consolidated Statements of Operations for the twelve months ended December 31, 2024. See Note 10 - Long-Term Debt of our Consolidated Financial Statement for more information.

We completed the sale of Servus brand and related assets in March 2023 which resulted in a gain on sale of approximately $1.3 million for the year ended December 31, 2023.

	Twelve Months Ended
	December 31,
($ in thousands)	2024	2023	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$2,671	$3,728	$(1,057)	(28.4)%
Effective Tax Rate	19.0%	26.3%	(7.3)%

The effective tax rate for the twelve months ended December 31, 2024 was 19.0% compared to 26.3% for the twelve months ended December 31, 2023. The decrease in our effective tax rate was due to a return to provision adjustment resulting from foreign tax credits recognized in the fourth quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity is our income from operations, as well as access to the borrowing capacity under our ABL Facility. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. As of December 31, 2024, we maintained cash and cash equivalents of $3.7 million and had $55.9 million of availability under our ABL Facility. Our primary ongoing operating cash flow requirements are for inventory purchases and other working capital needs, capital expenditures, and payments on our credit facilities.

Our working capital consists primarily of trade receivables and inventory, offset by short-term debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. Our cash generated from operations throughout the year is typically sufficient to fund our seasonal working capital requirements; however, we have the ability to borrow on our ABL Facility as needed and as such its balance may fluctuate significantly throughout any given year.

In addition to our ABL Facility with outstanding borrowings of $95.9 million as of December 31, 2024, we also have a Term Facility with outstanding borrowings of $35.1 million as of December 31, 2024. Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the agreement. Additionally, the ABL Facility and Term Facility contain restrictions on the amount of dividend payments. As of December 31, 2024, we were in compliance with the covenant and restrictions. We may utilize portions of our excess cash to prepay certain amounts of long-term debt prior to maturity. During the year ended December 31, 2024, we paid down a total of $44.2 million in debt.

Our capital expenditures relate primarily to investments in information technology, molds and equipment associated with our manufacturing and distribution operations, merchandising fixtures and projects related to our corporate offices.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are outlined in further detail in Note 11 - Leases of our Consolidated Financial Statements.

As of December 31, 2024, our material cash requirements from known contractual obligations and commitments relate primarily to our long-term debt and operating leases commitments. See Note 10 - Long-Term Debt and Note 11 - Leases to the Consolidated Financial Statement for more information. Based on our current expectations and forecasts of future earnings, we believe our cash generated from operations will provide sufficient liquidity to fund our operations and debt and lease obligations for the next twelve months and beyond.

The following table presents the key categories of our Consolidated Statement of Cash Flows:

	Twelve Months Ended
	December 31,
($ in millions)	2024	2023
Operating activities	$52.8	$73.6
Investing activities	(3.0)	13.4
Financing activities	(50.6)	(88.2)
Net change in cash and cash equivalents	$(0.8)	$(1.2)

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2024 was $52.8 million compared to $73.6 million for the year ended December 31, 2023. Adjusting for non-cash items, net income provided a cash in-flow of $35.5 million and $22.3 million for the years ended December 31, 2024 and 2023, respectively. The net change in working capital and other assets and liabilities resulted in an increase to cash provided by operating activities of $17.2 million for the year ended December 31, 2024, compared to an increase of $51.3 million for the year ended December 31, 2023.

During the year ended December 31, 2024, the net change in working capital was primarily impacted by an increase in accounts payable and accrued expenses of $7.7 million and $5.2 million, respectively. The increase in accounts payable and accrued expenses during the year ended December 31, 2024 compared to the prior year was due to increased inventory purchases in the fourth quarter of 2024, compared to the fourth quarter of 2023. The increase in inventory purchases also led to increased inventory in-transit at December 31, 2024 versus the year ago period and associated accrued duties and in-bound freight, which are included in accrued expenses and other liabilities on the Consolidated Balances Sheets at December 31, 2024 and 2023. During the year ended December 31, 2023 inventory decreased $60.0 million, which was attributed to a concentrated effort to optimize inventory levels during 2023.

Investing Activities. Net cash used in investing activities for the twelve months ended December 31, 2024 was primarily a result of purchases of fixed assets, specifically machinery and equipment. Cash provided by investing activities for the twelve months ended December 31, 2023 was primarily derived from the proceeds from sale of the Servus brand. See Note 3 - Sale of Servus Brand and Related Assets of our Consolidated Financial Statements.

Financing Activities. Cash used in financing activities for the twelve months ended December 31, 2024 and 2023 was primarily related to payments on our revolving credit facility and term loan.

On February 24, 2025, we announced our new $7,500,000 share repurchase program. For additional information regarding this share repurchase program, see Note 14 - Shareholder's Equity of our Consolidated Financial Statements.

We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. See Note 20 - Commitments and Contingencies of our Consolidated Financial Statements for further discussion of legal matters. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities, also known as "Variable Interest Entities." Additionally, we do not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ materially from these estimates under different assumptions or conditions. The Company has identified the following critical accounting policies used in determining estimates and assumptions in the amounts reported. Management believes that an understanding of these policies is important to an overall understanding of the Company's Consolidated Financial Statements. Significant accounting policies are summarized in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of our Consolidated Financial Statements.

Revenue recognition

Revenue is recognized when the performance obligations under the terms of a contract with our customer are satisfied. The performance obligation is satisfied, and revenue is recorded when control passes to the customer which is generally upon shipment to the customer or at the time of sale for our retail store customers. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products, which is the net sales price.

The net sales price includes estimates of variable consideration for which reserves may be established. Components of variable consideration include discounts and allowances, customer rebates, markdowns, and product returns. These reserves are based on the amounts earned, or to be claimed, on the related sales of our products.

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

Our estimated sales returns are based on historical customer return data and known or anticipated returns not yet received from customers. Actual returns in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns are significantly higher or lower than the established reserves, a reduction or increase to net revenues is recorded in the period in which the determination is made. See Note 17 - Revenue of our Consolidated Financial Statements for additional information.

Inventories

Inventories are stated at the lower of cost or net realizable value, on a first-in, first-out basis. We reduce the carrying value of inventories to the lower of cost or net realizable value for excess and obsolete inventories based upon assumptions about future demand and market conditions. If we estimate the net realizable value of our inventory is less than the cost of the inventory, we record an adjustment equal to the difference between the cost of the inventory and the estimated net realizable value. The adjustment is recorded as a charge to cost of goods sold. If changes in demand or market conditions result in reductions to the estimated net realizable value of our inventory below our previous estimate, we would further adjust the value of our inventory in the period in which we made such a determination.

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

The fair value of our trademarks was determined based on the income approach using the relief from royalty method. This method requires us to estimate the future revenues for the related brands, the appropriate royalty rate, and the weighted average cost of capital.

We did not recognize any impairment charges for goodwill during fiscal year 2024 or 2023. During the fourth quarter of 2024, we recognized a $4.0 million impairment charge for the Muck trademark. The charge is included within Operating Expenses within the Consolidated Statements of Operations for the twelve months ended December 31, 2024. No impairment charges were recognized for the Company’s indefinite-lived intangible assets during fiscal year 2023. Refer to Note 7 - Goodwill and Other Intangible Assets of our Consolidated Financial Statements for additional information on the Muck trademark impairment.

Income taxes

We are subject to taxation in the United States, as well as various state and foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our interpretation of tax laws, regulations and policies could differ from how standard setting-bodies interpret them. State, local or foreign jurisdictions may enact tax laws that could result in further changes to taxation and materially affect our financial position and results of operations.

On an interim basis, we estimate the annual effective tax rate and record a quarterly income tax provision in accordance with the projected annual rate. As the year progresses, the estimate is refined based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 - Accounting Standards Updates of our Consolidated Financial Statements for new accounting pronouncements adopted during the current year and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Conditions and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as "believe," "anticipate," "expect," "will," "may," "should," "intend," "plan," "estimate," "predict," "potential," "continue," "likely," "would," "could" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cyber security breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption "Item 1A. Risk Factors" in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

Interest Rate Risk

Our primary exposure to market risk includes interest rate fluctuations in connection with our Term Facility and ABL Facility. Our Term and ABL Facilities are tied to changes in applicable interest rates, including SOFR and total borrowings under our ABL Facility.

As of December 31, 2024, we had $131.0 million of debt consisting of $35.1 million under our Term Facility and $95.9 million under our ABL Facility. For additional information about our credit facilities see Note 10 - Long-Term Debt of our Consolidated Financial Statements.

We do not hold any market risk sensitive instruments for trading purposes.

We do not have any interest rate management agreements as of December 31, 2024.

Commodity Risk

We are also exposed to changes in the price of commodities used in our manufacturing operations. However, commodity price risk related to our current commodities is not material as price changes in commodities can generally be passed along to the customer.

Foreign Exchange Risk

Our business operates internationally, and we are therefore exposed to foreign exchange risk impacts when we transact in a currency other than the USD, our entities functional currency. We regularly assess this risk and have established policies and business practices in place that should mitigate a portion of the adverse effect of the exposure if and when it becomes material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Rocky Brands, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Rocky Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rocky Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statement of operations, shareholders’ equity, and cash flows, for the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Other Intangible Assets - Wholesale and Retail Reporting Units and Muck Trademark – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or asset to its respective carrying values.

The Company uses a combination of the income and market approaches to estimate the fair value of its reporting units in its goodwill impairment analysis. The income approach requires management to estimate a number of factors for each reporting unit, including forecasts of future revenues, EBITDA margins, and discount rates. The market approach requires management to estimate fair value using comparable marketplace fair value data from within a comparable industry grouping or a comparable marketplace transactional multiple.

The Company uses the relief from royalty method to estimate the fair value of the indefinite-lived intangible assets trademark. This method estimates the fair value of an intangible asset by determining the present value of the cost savings realized by the owner of the intangible asset as a result of not having to pay a stream of royalty payments to another party.

The selection of companies in the comparable industry group for the reporting units and changes in business and valuation assumptions for both the reporting units and the Muck trademark could have a significant impact on the valuation of the reporting units or the Muck trademark and the amount of a goodwill or indefinite-lived trademark impairment charge, if any.

The Company performed its annual impairment assessment of the Muck trademark as of December 31, 2024 and determined that the fair value of the Muck indefinite-lived intangible asset was less than its carrying amount. As a result, the Company recorded an impairment charge of $4.0 million to reduce the carrying amount to be equivalent to the estimated fair value of $37.9 million as of December 31, 2024.

We identified the valuation of the Wholesale and Retail reporting units and the Muck trademark indefinite-lived intangible asset as a critical audit matter due to the materiality of the assets' carrying values, the difference between the fair values and the carrying values of the reporting units, the sensitivity of the fair value calculation to changes in significant assumptions, and because of the underperformance compared to historical forecasts at each of the businesses.

Auditing management's judgments used in the quantitative assessment regarding significant assumptions such as future revenue growth, EBITDA margins, the selection of discount rates, and the selection of royalty rates requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of goodwill for the Wholesale and Retail reporting units and the Muck trademark indefinite-lived intangible asset included the following, among others:

●

We tested the effectiveness of controls over the goodwill and indefinite-lived intangible asset impairment analyses, including those over the development of significant assumptions such as future revenue growth, EBITDA margins, discount rates, and royalty rates.

●

We evaluated the reasonableness of management's forecasted future revenue growth and EBITDA margins by comparing historical forecasts to actual results and comparing future forecasts to business strategies, growth plans, and third-party economic and industry data.

●

With the assistance of our fair value specialists, we evaluated the discount rate and royalty rate used by the Company in developing the fair value estimates by testing the source information underlying the determination of the discount rate and royalty rate and by developing a range of independent estimates for the discount rate and royalty rate.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio

March 17, 2025

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rocky Brands, Inc. and Subsidiaries

Nelsonville, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rocky Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We served as the Company’s auditor from 2007 to 2023.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 15, 2024

Rocky Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2024	2023
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,719	$4,470
Trade receivables – net	71,983	77,028
Contract receivables	-	927
Other receivables	1,028	1,933
Inventories – net	166,701	169,201
Income tax receivable	-	1,253
Prepaid expenses	3,008	3,361
Total current assets	246,439	258,173
LEASED ASSETS	6,030	7,809
PROPERTY, PLANT & EQUIPMENT – net	49,666	51,976
GOODWILL	47,844	47,844
IDENTIFIED INTANGIBLES – net	105,823	112,618
OTHER ASSETS	1,498	965
TOTAL ASSETS	$457,300	$479,385

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$58,069	$49,840
Contract liabilities	-	927
Current portion of long-term debt	8,361	2,650
Accrued expenses and other liabilities	23,977	18,112
Total current liabilities	90,407	71,529
LONG-TERM DEBT	120,376	170,480
LONG-TERM TAXES PAYABLE	-	169
LONG-TERM LEASES	3,537	5,461
DEFERRED INCOME TAXES	10,044	7,475
DEFERRED LIABILITIES	712	716
TOTAL LIABILITIES	225,076	255,830
SHAREHOLDERS' EQUITY:
Common stock, no par value;
25,000,000 shares authorized; issued and outstanding December 31, 2024 - 7,454,465; December 31, 2023 - 7,412,480	73,866	71,973
Retained earnings	158,358	151,582
Total shareholders' equity	232,224	223,555
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$457,300	$479,385

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended
	December 31,
	2024	2023	2022
NET SALES	$453,772	$461,833	$615,475
COST OF GOODS SOLD	274,762	283,235	390,256
GROSS MARGIN	179,010	178,598	225,219

OPERATING EXPENSES	147,944	143,226	181,181

INCOME FROM OPERATIONS	31,066	35,372	44,038

INTEREST EXPENSE AND OTHER – net	(17,008)	(21,218)	(18,270)

INCOME BEFORE INCOME TAX EXPENSE	14,058	14,154	25,768

INCOME TAX EXPENSE	2,671	3,728	5,303

NET INCOME	$11,387	$10,426	$20,465

INCOME PER SHARE
Basic	$1.53	$1.42	$2.80
Diluted	$1.52	$1.41	$2.78

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,437	7,363	7,317
Diluted	7,480	7,381	7,369

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2021	7,302	$68,061	$129,794	$197,855

Net income			$20,465	$20,465
Dividends paid on common stock ($0.62 per share)			(4,538)	(4,538)
Stock issued for options exercised, including tax benefits	26	$461	-	461
Stock compensation expense	11	1,230	-	1,230
BALANCE - December 31, 2022	7,339	$69,752	$145,721	$215,473

Net income			$10,426	$10,426
Dividends paid on common stock ($0.62 per share)			(4,565)	(4,565)
Stock issued for options exercised, including tax benefits	39	$977	-	977
Stock compensation expense	34	1,244	-	1,244
BALANCE - December 31, 2023	7,412	$71,973	$151,582	$223,555

Net income			$11,387	$11,387
Dividends paid on common stock ($0.62 per share)			(4,611)	(4,611)
Stock issued for options exercised, including tax benefits	22	$599	-	599
Stock compensation expense	20	1,294	-	1,294
BALANCE - December 31, 2024	7,454	$73,866	$158,358	$232,224

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,387	$10,426	$20,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,251	10,939	12,320
Intangible impairment charge	4,000	-	-
Noncash lease expense	2,619	-	-
Provision for bad debts	1,679	451	3,254
Stock compensation expense	1,294	1,244	1,230
Loss on term loan extinguishment	1,111	-	-
Amortization of debt issuance costs	611	853	853
Gain on sale of business	-	(1,341)	-
Deferred income taxes	2,569	(531)	(2,209)
Loss (gain) on disposal of assets	-	231	(789)
Change in assets and liabilities:
Receivables	2,572	18,150	28,222
Contract receivables	927	(927)	1,062
Inventories	2,500	60,034	(4,986)
Other current assets	353	706	440
Other assets	(107)	3,182	389
Accounts payable	7,745	(21,228)	(45,921)
Operating lease liability	(2,619)	-	-
Accrued and other liabilities	5,154	(7,115)	468
Income taxes	1,645	(2,425)	5,387
Contract liabilities	(927)	927	(1,062)
Net cash provided by operating activities	52,764	73,576	19,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,663)	(3,918)	(6,702)
Proceeds from the sale of assets	-	-	5,468
Proceeds from sale of business	1,700	17,300	-
Net cash (used in) provided by investing activities	(2,963)	13,382	(1,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	139,801	55,681	37,492
Repayments on revolving credit facility	(139,713)	(101,900)	(40,263)
Proceeds from term loan	50,000	-	-
Repayments on term loan	(94,295)	(38,400)	(11,231)
Debt issuance costs	(2,333)	-	-
Proceeds from stock options	599	977	461
Dividends paid on common stock	(4,611)	(4,565)	(4,538)
Net cash used in financing activities	(50,552)	(88,207)	(18,079)

DECREASE IN CASH AND CASH EQUIVALENTS	(751)	(1,249)	(190)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	4,470	5,719	5,909
END OF PERIOD	$3,719	$4,470	$5,719

See notes to Consolidated Financial Statements

ROCKY BRANDS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of Rocky Brands, Inc. ("Rocky Brands") and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. ("Lifestyle"), Five Star Enterprises Ltd. ("Five Star"), Rocky Brands US, LLC, Rocky Brands International, LLC, Lehigh Outfitters, LLC, US Footwear Holdings, LLC, Rocky Brands (Australia) Pty Ltd., Mexico FW Holdings, S. de R.L. de C.V., Rocky Footwear (Chuzhou) Co. Ltd., UK Footwear Holdings Limited and Rocky Outdoor Gear Store, LLC (collectively referred to as the "Company"). All inter-company transactions have been eliminated.

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Muck, Rocky, Georgia Boot, Durango, Lehigh, XTRATUF, Ranger and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: work, outdoor, western, commercial military, duty and military. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: Wholesale, Retail and Contract Manufacturing. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-Commerce websites, third-party marketplaces, our Rocky Outdoor Gear Store and Lehigh businesses. Contract Manufacturing includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 19 - Segment Information for further information.

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

Foreign Currency - We have determined that the functional currency for our international subsidiaries is the USD as this is the currency in which the entities primarily generate and expend cash. Monetary assets and liabilities that are in a currency other than the USD are remeasured at the rate prevailing at year end. Revenue and expenses in a foreign currency are remeasured at rates that approximate those in effect at the time of remeasurement. Resulting gains and losses from remeasuring the foreign currency to the USD are included in net income. Foreign currency transaction gains and losses are not material for any period presented.

Cash and Cash Equivalents - We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Balances may exceed federally insured limits. We also hold cash outside of the U.S. that is not federally insured.

Allowance for Credit Losses - We maintain an allowance for credit losses resulting from the inability of our customers to make required payments. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. Estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. Trade receivables are presented net of the related allowance for credit losses of approximately $1.0 million and $1.8 million at December 31, 2024 and 2023, respectively.

Concentration of Credit Risk - We have significant transactions with a large number of customers. No customer represented 10% of net trade receivables as of December 31, 2024 and 2023. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers, maintaining reserves for potential uncollectible accounts and utilizing credit insurance for some of our key customers.

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

Inventories - Inventories are valued at the lower of cost or net realizable value, on a first-in, first-out (FIFO) basis. We reduce the carrying value of inventories to the lower of cost or net realizable value for excess and obsolete inventories based upon assumptions about future demand and market conditions. If we estimate the net realizable value of our inventory is less than the cost of the inventory, we record an adjustment equal to the difference between the cost of the inventory and the estimated net realizable value. The adjustment is recorded as a charge to cost of goods sold. If changes in demand or market conditions result in reductions to the estimated net realizable value of our inventory below our previous estimate, we would further adjust the value of our inventory in the period in which we made such a determination.

Property, Plant and Equipment - We record fixed assets at historical cost and generally utilizes the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 39
Machinery and equipment	3 - 8
Furniture and fixtures	3 - 8
Lasts, dies, and patterns	3

For income tax purposes, we generally compute depreciation utilizing accelerated methods.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets. Indefinite-lived intangibles include trademarks and trade names. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairments tests at least annually. The Company reviews the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired.

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

For additional details on goodwill and intangible assets, including information related to our annual test, see Note 7 - Goodwill and Other Intangible Assets.

Leases - Our leases primarily consist of office buildings, distribution centers, manufacturing facilities and equipment. We lease assets in the normal course of business to meet our current and future needs while providing flexibility to our operations. We enter into contracts with third parties to lease specifically identified assets. The Company's incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable. Most of our leases have contractually specified renewal periods. Our operating leases expire at various dates through 2029 and contain various provisions for rental adjustments and renewal provisions for varying periods. We determine the lease term for each lease based on the terms of each contract and factor in renewal and early termination options if such options are reasonably certain to be exercised.

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

Comprehensive Income - Comprehensive income includes changes in equity that result from transactions and economic events from non-core operations. Comprehensive income is composed of two subsets – net income and other comprehensive income. There were no material other comprehensive income items, and, therefore, no Statements of Comprehensive Income were presented.

Revenue Recognition - Revenue is recognized when the performance obligations under the terms of a contract with our customer are satisfied; this generally occurs at a point in time when our product ships to the customer, which is when the transfer of control passes to the customer or at the time of sale for our retail stores. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products at a point in time and consists of either fixed or variable consideration or a combination of both. Payment terms vary by sales channel and customer. For our wholesale channel and our Lehigh business-to-business channel, terms generally require the customer pay within 30 to 60 days of product shipment. For our retail store, e-Commerce channel, and third-party marketplace channel, payment is due at the time of sale.

Cost of Goods Sold - Cost of goods sold represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of goods sold also includes the cost to transport these products to our distribution centers.

Advertising - We expense advertising costs as incurred. Advertising expense was approximately $ 19.9  million, $ 16.6  million and $ 15.4 million for 2024 ,  2023  and 2022 , respectively.

Shipping Costs - All shipping costs billed to customers have been included in net sales. All outbound shipping costs to customers have been included in operating expenses and totaled approximately $27.0 million, $25.1 million and $38.5 million in 2024, 2023 and 2022, respectively.

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, and expected insurance recoveries. The carrying amounts of our long-term credit facilities and other short-term financing obligations also approximate fair value, as they are comparable to the available financing in the third-party marketplace during the year. The fair value of our revolving line of credit is categorized as Level 2.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets primarily include goodwill and other indefinite lived intangible assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. We incurred $4.0 of impairment relating to our trademarks during the year ended December 31, 2024, to write-down the carrying value of the Muck trademark to the fair value of the asset.

Deferred Compensation Plan Assets and Liabilities - On December 14, 2018, our Board of Directors adopted the Rocky Brands, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"), which became effective January 1, 2019. The Executive Deferred Compensation Plan is a nonqualified deferred compensation plan in which certain executives are eligible to participate. The deferrals are held in a separate trust, which has been established for the administration of the Executive Deferred Compensation Plan. The trust assets and liabilities are classified as trading securities within prepaid expenses and other current assets and deferred liabilities, respectively in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

2. ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain ASUs on its Consolidated Financial Statements or Notes to the Consolidated Financial Statements:

Standard	Description	Anticipated Adoption Periods	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This pronouncement requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid.	Q4 2025	The Company is still assessing the impact of the new accounting standard but does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This pronouncement requires expanded disclosures on comprehensive income to improve expenses and address requests from investors for more detailed information about the types of expenses.	Q4 2027 (fiscal year) Q1 2028 (interim period)	The Company is still assessing the impact of the new accounting standard on its consolidated financial statements.

Accounting Standards Adopted in Current Year

Standard	Description	Effect on the financial statements or other significant matters
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

The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2024. See Note 19 for further information on segment disclosures.

3. SALE OF SERVUS BRAND AND RELATED ASSETS

On March 30, 2023, we completed the sale of the Servus brand and related assets to PQ Footwear, LLC and Petroquim S.R.L. (collectively "the Buyer"). The sale of the Servus brand included the sale of inventory, fixed assets, customer relationships, and tradenames, all of which related to our Wholesale segment. Total consideration for this transaction was approximately $19.0 million and resulted in a gain on sale of approximately $1.3 million which is recorded within Interest Expense and Other - net on the accompanying consolidated statement of operations for the twelve months ended December 31, 2023.

4. SALE OF NEOS BRAND AND RELATED ASSETS

On September 30, 2022, we completed the sale of the NEOS brand and related assets to certain entities controlled by SureWerx pursuant to terms of an asset purchase agreement dated September 30, 2022. The sale of the NEOS brand included the sale of inventory, fixed assets, customer relationships, and tradenames, all of which related to our Wholesale segment. Total consideration for this transaction was approximately $5.8 million and resulted in the sale of inventory of approximately $3.6 million recorded in net sales and approximately $2.4 million recorded in costs of goods sold in the accompanying consolidated statement of operations for the twelve months ended December 31, 2022. The sale of fixed assets, customer relationships and tradenames resulted in a reduction of operating expenses of approximately $0.7 million recorded in the accompanying consolidated statement of operations for the twelve months ended December 31, 2022.

5. INVENTORIES

Inventories are comprised of the following:

	December 31,	December 31,
($ in thousands)	2024	2023
Finished goods	$149,328	$151,515
Raw materials	16,671	16,774
Work-in-process	702	912
Total	$166,701	$169,201

The asset associated with our returns reserve included within inventories was approximately $0.9 million and $0.8 million at December 31, 2024 and  December 31, 2023, respectively.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	December 31,	December 31,
($ in thousands)	2024	2023
Machinery and equipment	$61,956	$61,148
Buildings	37,657	37,581
Lasts, dies and patterns	11,806	11,271
Furniture and fixtures	1,548	2,006
Less - accumulated depreciation	(75,242)	(69,455)
Total	37,725	42,551
Construction work-in-progress	10,969	8,453
Land	972	972
Net Fixed Assets	$49,666	$51,976

We incurred approximately $7.5 million, $8.1 million and $9.2 million in depreciation expense for 2024, 2023 and 2022, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangibles are tested for impairment at least annually by comparing the estimated fair values of our reporting units and indefinite-lived intangible assets to their respective carrying values. For goodwill, we estimated the fair value of each reporting unit by weighing the results of the income and market approaches. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. When performing the income approach, we utilize the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, EBITDA, and other factors (such as working capital and capital expenditures). The discount rates used were based on a weighted-average cost of capital determined from relevant market comparisons and take into consideration the risk and nature of the respective reporting unit's cash flows. For the market approach, we use the guideline public company method which relies upon valuation multiples derived from stock prices and enterprise values of publicly traded companies that are comparable to the reporting unit being evaluated. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. After completing our annual goodwill impairment test for our Wholesale and Retail reporting units during the fourth quarter of 2024 and 2023, we concluded there was no impairment in either of these years.

The fair value of our indefinite-lived intangibles, which consist of trademarks, was determined based on the income approach using the relief from royalty method. This method requires us to estimate the future revenues for the related brands, the appropriate royalty rate, and the weighted-average cost of capital. In the fourth quarter of 2024, after completing our annual impairment test for our indefinite-lived intangible assets, we recognized a $4.0 million impairment charge related to the Muck trademark. The impairment charge for the Muck trademark was due to a reduction in the assigned royalty rate as a result of changes in projected revenue growth. There was no impairment charge for indefinite-lived intangible assets recorded during the year end December 31, 2023.

We consider the assumptions used in our determination of the estimated fair value of our reporting units and indefinite-lived intangible assets to be reasonable and comparable to those that would be used by other third-party marketplace participants; however, actual events and results could differ substantially from the estimates used in our valuations. These assumptions include, among other things, estimating future cash flows, including projected revenue and operating results, as well as selecting appropriate discount rates, pricing multiples, and an assumed royalty rate. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the fair value of our goodwill and other intangible assets, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, expected growth rates, cost containment and margin expansion, business plans, market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances such as supply chain disruptions and the loss of key customers could negatively affect key assumptions used for the recent fair value test and potentially result in goodwill and/or intangible assets impairment.

The changes in the carrying amount of goodwill are as follows:

($ in thousands)	2024	2023
Goodwill balance at beginning of the year (1)	$47,844	$50,246
Sale of Business (2)	-	(2,402)
Goodwill balance at end of the year (1)	$47,844	$47,844

(1) As of December 31, 2024 and  December 31, 2023, goodwill allocated to our Wholesale and Retail reporting segments was $23.0 million and $24.8 million, respectively. No goodwill was allocated to our Contract Manufacturing segment for either period presented.

(2) Relates to the divesture of the Servus brand during the year ended December 31, 2023, Note 3 - Sale of Servus Brand and Related Assets for additional information.

A schedule of identified intangible assets is as follows:

	December 31, 2024
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment	Amount
Indefinite-lived intangible assets
Trademarks (1)	$78,654		$(4,000)	74,654
Intangible assets subject to amortization
Patents	895	$(863)	-	32
Customer relationships	41,659	(10,522)	-	31,137
Total Intangible assets other than goodwill	$121,208	$(11,385)	$(4,000)	$105,823

(1) As of December 31, 2024, the Trademark impairment related to our Wholesale and Retail reporting segments was $3.6 million and $0.4 million, respectively.

	December 31, 2023
	Gross	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$78,654
Intangible assets subject to amortization
Patents	895	$(845)	50
Customer relationships	41,659	(7,745)	33,914
Total Intangible assets other than goodwill	$121,208	$(8,590)	$112,618

The weighted average life of patents and customer relationships is 3.1 years and 11.3 years, respectively.

Amortization expense for intangible assets subject to amortization for the twelve months ended  December 31, 2024, 2023 and 2022 was $2.8 million, $2.9 million and $3.1 million, respectively.

A schedule of approximate expected remaining amortization expense related to finite-lived intangible assets for the years ending December 31 is as follows:

		Amortization
($ in thousands)	Year	Expense
	2025	$2,790
	2026	2,788
	2027	2,785
	2028	2,781
	2029	2,779
	2030+	17,246
	Total	$31,169

8. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
($ in thousands)	2024	2023
Long-term deposits	$567	$556
Deferred loan fees	476	-
NQDC plan assets	455	409
Total	$1,498	$965

9. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in "Accrued expenses and other liabilities" within the accompanying Consolidated Balance Sheets were:

	December 31,	December 31,
($ in thousands)	2024	2023
Accrued Expenses and other liabilities:
Accrued duties	$6,807	$5,440
Accrued freight	3,244	2,284
Salaries and wages	3,220	1,204
Operating lease liability	2,772	2,679
Returns liability	1,754	-
Accrued advertising	1,406	1,877
Taxes - other	965	925
Commissions	828	904
Income taxes payable	562	-
Accrued interest	-	2,104
Other	2,419	695
Total accrued expenses and other liabilities	$23,977	$18,112

10. LONG-TERM DEBT

On  April 26, 2024, we refinanced our existing debt by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  December 31, 2024, we had borrowing capacity of $55.9 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

This transaction resulted in a $2.6 million expense within Interest Expense and Other - net in the accompanying Consolidated Statements of Operations, consisting of a $1.1 million loss on term loan extinguishment and a $1.5 million term loan prepayment penalty for the twelve months ended December 31, 2024. The $1.1 million loss on term loan extinguishment is included as a noncash adjustment to net income and the $1.5 million prepayment penalty is included within Repayments of long-term debt in the accompanying Consolidated Statements of Cash Flows for the twelve months ended  December 31, 2024.

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

Revolver Pricing Level(1)	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

In connection with the ABL Agreement, we paid certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following as of December 31, 2024:

December 31,
($ in thousands)	2024
Term Facility that matures in 2029 with an effective interest rate of 10.47%	$35,123
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 6.24%	91,300
Prime borrowings with an effective interest rate of 7.77%	4,577
Total debt	131,000
Less: Unamortized debt issuance costs	(2,263)
Total debt, net of debt issuance costs	128,737
Less: Debt maturing within one year	(8,361)
Long-term debt	$120,376

A schedule of debt payments for the next five years is as follows:

		Debt Payment
($ in thousands)	Year	Schedule
	2025	8,361
	2026	8,361
	2027	8,361
	2028	8,361
	2029	97,556
	Total	131,000

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the agreement. As of  December 31, 2024, we were in compliance with all credit facility covenants. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments. As of  December 31, 2024, the Company was in compliance with the amounts paid on dividends in accordance with our debt facilities.

Interest expense was approximately $17.0 million, $22.7 million and $18.3 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

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

The TCW Term Facility was collateralized by a second-lien on accounts receivable, inventory, cash and related assets, and a first-lien on substantially all other assets.

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

Current and long-term debt under the Original ABL Facility and TCW Term Facility consisted of the following as of December 31, 2023:

December 31,
($ in thousands)	2023
TCW Term Facility refinanced in April 2024 with an effective interest rate of 13.20%	$77,932
Original ABL Facility amended and restated in April 2024:
SOFR borrowings with an effective interest rate of 7.31%	83,144
Prime borrowings with an effective interest rate of 8.75%	13,938
Total debt	175,014
Less: Unamortized debt issuance costs	(1,884)
Total debt, net of debt issuance costs	173,130
Less: Debt maturing within one year	(2,650)
Long-term debt	$170,480

Retired Credit Facility Covenants

The TCW Term Facility contained restrictive covenants which required us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the TCW Term Facility agreement. The Original ABL Facility contained a restrictive covenant which required us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the Original ABL Facility). During the twelve months ended  December 31, 2023, we were in compliance with all credit facility covenants.

The TCW Term Facility and the Original ABL Facility also contained restrictions on the amount of dividend payments.

We were in compliance with all TCW Term Facility and Original ABL Facility Agreement covenants through  April 26, 2024, the date on which we refinanced such debt.

11. LEASES

The following is a summary of the Company's lease cost:

	December 31,	December 31,	December 31,
($ in thousands)	2024	2023	2022
Operating lease cost	$2,896	$4,019	$3,175
Short-term lease cost	1,205	504	2,166
Total lease cost	$4,101	$4,523	$5,341

Variable lease costs for the year ending December 31, 2024 was approximately $0.4 million.

The following is a summary of the Company's supplemental cash flow information related to leases:

	December 31,	December 31,	December 31,
($ in thousands)	2024	2023	2022
Cash paid for operating lease liabilities	$2,921	$2,853	$1,492
Operating lease assets obtained in exchange for lease liabilities	$869	$628	$2,786

The weighted-average discount rate for operating leases as of December 31, 2024 is 3.2%. The weighted-average remaining lease term for operating leases as of December 31, 2024 is 2.4 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to December 31, 2024 are as follows:

		Operating
($ in thousands)	Year	Leases
	2025	$2,943
	2026	2,574
	2027	758
	2028	300
	2029	68
	Total lease payments	6,643
	Less: Interest	(334)
	Present value of lease liabilities	$6,309

12. BENEFIT PLAN

We sponsor a 401(k) savings plan for eligible employees. We provide a contribution of 3.0% of applicable salary to the plan for all eligible full-time employees with greater than six months of service. Additionally, we match eligible employee contributions at a rate of 25.0% up to the first 4.0% of eligible compensation that is deferred. This matching contribution will be made by us up to a maximum of 1.0% of the employee’s applicable salary for all qualified employees.

Our approximate contributions to the 401(k) Plan were as follows:

($ in thousands)	2024	2023	2022
401k plan sponsor contributions	$1,392	$1,531	$1,798

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

The deferrals are held in a separate trust, which has been established by the Company to administer the Executive Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a "Rabbi Trust"). The assets held by the trust were approximately $0.5 million and $0.4 million as of  December 31, 2024 and  December 31, 2023, respectively, and are classified as trading securities within other assets in the accompanying consolidated balance sheets. The liabilities held under the Executive Deferred Compensation Plan were approximately $0.2 million as of  December 31, 2024 and December 31, 2023, and are classified within deferred liabilities in the accompanying consolidated balance sheets. Changes in the deferred compensation assets and liabilities are charged to operating expenses in the accompanying consolidated statements of operations.

In 2020, we entered into a second deferred compensation plan (the "Dominican Plan"), which became effective August 18, 2020 and is a non-qualified deferred compensation plan for certain key employees at our Dominican Republic manufacturing facility.

Under the Dominican Plan, key employees will receive a set dollar amount, as defined in the agreement, at the later of five years following the effective date of the agreement or upon the employee attaining the age of 65. Payments are due within 30 days of the employee's retirement. If the employee terminates their employment, for any reason, prior to their retirement and five years after the effective date of the agreement, the employee is not eligible to receive a payout. The funds are accrued based on service and are not held in an investment or trust account. The total liabilities held under the Dominican Plan were approximately $0.4 million and $0.3 million as of  December 31, 2024 and  December 31, 2023, respectively, and are classified within deferred liabilities in the accompanying consolidated balance sheets.

13. TAXES

We use the asset and liability method of accounting for income taxes based on ASC 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized.

A breakdown of our income tax expense (benefit) for the years ended December 31 is as follows:

($ in thousands)	2024	2023	2022
Federal:
Current	$(926)	$3,877	$5,993
Deferred	2,337	(977)	(1,417)
Total federal	1,411	2,900	4,576

State & local:
Current	140	262	1,415
Deferred	148	123	(247)
Total state & local	288	385	1,168

Foreign
Current	878	106	182
Deferred	94	337	(623)
Total foreign	972	443	(441)

Total	$2,671	$3,728	$5,303

A reconciliation of recorded federal income tax expense to the expected expense computed by applying the applicable federal statutory rate for all periods to income before income taxes follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Expected expense at statutory rate	$2,947	$2,975	$5,414

Increase (decrease) in income taxes resulting from:
Tax on repatriated earnings from foreign operations	399	190	316
State and local income taxes	227	407	734
Tax rate differential effect of foreign operations	230	106	160
Permanent differences	165	69	11
Change in valuation allowance	(200)	355	-
Provision to return filing adjustments and other	(117)	329	(352)
Foreign tax credit	(468)	(227)	(348)
Exempt income from Dominican Republic operations due to tax holiday	(512)	(476)	(632)
Total	$2,671	$3,728	$5,303

Deferred income taxes recorded in the Consolidated Balance Sheets at December 31, 2024 and 2023 consisted of the following:

($ in thousands)	2024	2023
Deferred tax assets:
Inventories	$3,640	$2,428
Lease assets	1,252	1,853
Asset valuation allowances and accrued expenses	957	967
Transaction costs	608	684
Net operating losses	318	866
163(J) Interest limitation	262	4,644
State and local income taxes	195	305
Pension and deferred compensation	56	54
Total deferred tax assets	7,288	11,801
Valuation allowances	(155)	(355)
Total deferred tax assets	7,133	11,446

Deferred tax liabilities:
Intangible assets	11,908	11,713
Fixed assets	3,231	4,166
Lease liabilities	1,195	1,786
Other assets	587	748
Tollgate tax on Lifestyle earnings	228	228
State and local income taxes	28	280
Total deferred tax liabilities	17,177	18,921
Net deferred tax liability	$10,044	$7,475

The valuation allowance as of December 31, 2024 is related to certain foreign income tax net operating loss carry forwards.

We have provided Puerto Rico tollgate taxes on approximately $3.7 million of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994, that would be payable if such earnings were repatriated to the United States. In 2001, we received abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994; thus no other provision for tollgate tax has been made on earnings after that date. If we repatriate the earnings from Lifestyle, $0.2 million of tollgate tax would be due as of December 31, 2024.

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing authority jurisdiction:
U.S. federal	2021
Various U.S. states	2020
Puerto Rico (U.S. territory)	2019
Canada	2019
China	2021
Mexico	2021
United Kingdom	2022
Australia	2022

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2024, no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

14. SHAREHOLDERS' EQUITY

Preferred Shares

The Company has authorized 250,000 shares of voting preferred stock with no par value. No shares are issued or outstanding. Also, the Company has authorized 250,000 shares of non-voting preferred stock with no par value. Of these, 125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $0.06 per share, of which no shares are issued or outstanding at December 31, 2024 and 2023.

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

On June 5, 2024, our shareholders approved the 2024 Omnibus Incentive Plan. The purpose of the 2024 Plan was to authorize shares to be available for grant upon expiration of the 2014 Plan and to make other design changes based on recent corporate governance and other trends. We carried over 472,862 shares that remained available under the 2014 Plan and our shareholders authorized an additional 27,138 shares for the 2024 Plan for a total of 500,000 shares eligible for grant under the 2024 Plan. As of December 31, 2024, we were authorized to issue 504,267 shares under the 2024 Plan.

During the years ended December 31, 2024 and 2023, and 2022 we issued 19,364 shares, 34,418 shares and 10,762 shares of common stock to members of our Board of Directors, respectively.

Stock Options

There were no options granted for the year ended December 31, 2024 and 2023. The following table presents the weighted average assumptions used in the option-pricing model at the grant date for options granted during the year ended December 31:

2022
Assumptions:
Risk-free interest rate	0.82%
Expected dividend yield	2.15%
Expected volatility of Rocky's common stock	54.70%
Expected option term (years)	5.1
Weighted-average grant date fair value per share	$12.85

For the years ended December 31, 2024 and 2023, we recognized share-based compensation expense and the corresponding tax benefit as follows:

($ in thousands)	2024	2023	2022
Share-based compensation expense	$1,294	$1,244	$1,230
Tax benefit	220	302	221

The following summarizes stock option activity for the year ended December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
($ amounts are per share)	Shares	Exercise Price	Actual Term	Intrinsic Value
Options outstanding at January 1, 2024	265,086	$38.92
Issued	-	-
Exercised	(21,700)	27.62
Forfeited or expired	(43,686)	32.59
Options outstanding at December 31, 2024	199,700	$28.82	10.7	$256,226
Expected to vest	34,700	$33.95	14.2	$-
Exercisable at December 31, 2024	165,000	$27.74	9.9	$256,226

For the years ended December 31, 2024, 2023 and 2022, cash received for the exercise of stock options was approximately $0.6 million, $1.0 million, and $0.5 million, respectively.

Restricted Stock Units

The following table summarizes the status of the Company's restricted stock units and activity as of  December 31, 2024:

	Restricted Stock Units
		Weighted-Average Grant Date
($ amounts are per share)	Quantity	Fair Value Per Share
Nonvested at January 1, 2024	32,412	$23.49
Granted	24,680	30.18
Vested	(651)	12.79
Forfeited	(3,018)	26.50
Nonvested at December 31, 2024	53,423	$26.54

As of December 31, 2024, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was approximately $1.0 million with a weighted-average expense recognition period of 1.6 years.

16. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
(shares in thousands)	2024	2023	2022

Basic - weighted average shares outstanding	7,437	7,363	7,317
Dilutive restricted share units	23	5	-
Dilutive stock options	20	13	52
Diluted - weighted average shares outstanding	7,480	7,381	7,369
Anti-dilutive securities	120	229	162

17. REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., the U.K. and other international markets such as Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our Retail business includes direct sales of our products to consumers through our business-to-business web platform, e-Commerce websites, third-party marketplaces and our Rocky Outdoor Gear Store. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

Significant Accounting Policies and Judgements

Revenue is recognized when the performance obligations under the terms of a contract with our customer are satisfied. The performance obligation is satisfied, and revenue is recorded when control passes to the customer which is generally upon shipment to the customer or at the time of sale for our retail store customers. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products, which is the net sales price.

The net sales price includes estimates of variable consideration for which reserves are established. Components of variable consideration include discounts and allowances, customer rebates, markdowns, and product returns. These reserves are based on the amounts earned, or to be claimed, on the related sales of our products.

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

Our estimated sales returns are based on historical customer return data and known or anticipated returns not yet received from customers. Actual returns in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns are significantly higher or lower than the established reserves, a reduction or increase to net revenues is recorded in the period in which the determination is made.

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

As of  December 31, 2024, there are no contract receivable or contract liability balances outstanding.

Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue producing transaction, that are collected from customers, are excluded from revenue.

Costs associated with our manufacturer’s warranty are recognized as expense when the products are sold.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in operating expenses. All shipping costs billed to customers have been included in net sales.

Contract Liabilities

The following table provides information about contract liabilities from contracts with our customers.

	December 31,	December 31,
($ in thousands)	2024	2023
Contract liabilities	$-	$927

Significant changes in the contract liabilities balance during the period are as follows:

($ in thousands)	Contract liabilities
Balance, December 31, 2023	927
Non-cancelable contracts with customers entered into during the period	$-
Revenue recognized related to non-cancelable contracts with customers during the period	(927)
Balance, December 31, 2024	$-

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment or point of sale for retail store customers. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with disaggregation requirements. See Note 19 - Segment Information for segment disclosures.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
($ in thousands)	2024	2023	2022

Interest paid	$16,170	$13,302	$17,501

Federal, state, and local income taxes paid, net	$(1,912)	$6,656	$1,930

Property, plant, and equipment purchases in accounts payable	$484	$881	$976

19. SEGMENT INFORMATION

Reportable Segments - We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing.

Wholesale. In our Wholesale segment, our products are offered in over 10,000 retail locations representing a wide range of distribution channels in the U.S., U.K. and other international markets, mainly in Europe. These distribution channels vary by product line and target market and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers.

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

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer (CEO), who evaluates operating results and performance based on net sales and gross margin. Our CODM also uses results of net sales and gross margin to evaluate segment performance and allocate resources as the primary metrics for overall segment evaluation. Operating expenses such as warehousing, distribution, marketing and other key activities supporting our operations are integrated to maximize efficiency and productivity; therefore, we do not include these expenses within our segment results, but instead review them at the consolidated level.

The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the years ended December 31:

	Year Ended
	December 31,
($ in thousands)	2024	2023	2022
NET SALES:
Wholesale	$313,340	$337,019	$484,779
Retail	126,868	116,960	115,354
Contract Manufacturing	13,564	7,854	15,342
Total Net Sales	$453,772	$461,833	$615,475

COST OF GOODS SOLD:
Wholesale	$196,095	$217,534	$319,720
Retail	66,715	58,569	57,537
Contract Manufacturing	11,952	7,132	12,999
Total Cost of Goods Sold	$274,762	$283,235	$390,256

GROSS MARGIN:
Wholesale	$117,245	$119,485	$165,059
Retail	60,153	58,391	57,817
Contract Manufacturing	1,612	722	2,343
Total Gross Margin	$179,010	$178,598	$225,219

Segment asset information is not prepared or used to assess segment performance.

Product Line Information - The following is supplemental information on net sales by product line for the years ended December 31:

($ in thousands)	2024	% of Sales	2023	% of Sales	2022	% of Sales
Work footwear	$190,349	41.9%	$198,096	42.9%	$256,162	41.6%
Outdoor footwear	130,222	28.7	130,424	28.2	183,121	29.8
Western	82,639	18.2	70,374	15.2	108,697	17.7
Duty and commercial military footwear	34,547	7.6	50,482	10.9	46,177	7.5
Military footwear	11,275	2.5	7,999	1.7	15,342	2.5
Other	4,740	1.0	4,458	1.0	5,976	1.0
	$453,772	100.0%	$461,833	100.0%	$615,475	100.0%

Net sales to foreign countries represented approximately 3.2% of net sales in 2024, 5.1% of net sales in 2023 and 6.2% of net sales in 2022.

The net book value of fixed assets located outside of the U.S. totaled  $11.2 million at December 31, 2024 , of which approx imately $3.7 mill ion resides in the Dominican Republic and approximatel y $7.5 mil lion resides in China.

20. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in legal proceedings in the ordinary course of business. Unless otherwise stated, we believe that the likelihood of the resolution being materially adverse to our financial statements is remote and as such have not recorded any contingent liabilities within the accompanying Consolidated Financial Statements.

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022. As a result of the misclassification of HTS codes we have paid duties in excess of the required amount. We are in the process of filing multiple post summary corrections with U.S. Customs to seek refunds of duties paid in excess of the correct HTS codes. We have the potential to recover the total amount of overpaid duties resulting in a potential refund of approximately $7.7 million, of which we have received $5.1 million to date. No refunds were received for the twelve months ended December 31, 2024, $1.9 million was received during the year ended December 31, 2023 and $3.2 million was received during the year ended December 31, 2022. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying consolidated balance sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

21. SUBSEQUENT EVENTS

Repurchase of Common Stock

On February 24, 2025, Rocky Brands announced that its Board of Directors has approved a new share repurchase program of up to $7,500,000 of the Company’s outstanding common stock, no par value per share. This repurchase program replaces the previous repurchase program authorized by the Board of Directors that expired on March 4, 2022.

Dividends Declared

On February 18, 2025, Rocky Brands announced that its board of directors declared a quarterly cash dividend of $0.155 per share of outstanding common stock, to be paid on March 17, 2025 to all shareholders of record as of the close of business on March 3, 2025. The declaration and payment of future dividends and the establishment of future record dates and payment dates are subject to the quarterly determination of the board of directors.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2024. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Deloitte & Touche LLP, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included within this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Rocky Brands, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rocky Brands, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 17, 2025 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio

March 17, 2025

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is included under the captions "ELECTION OF DIRECTORS," "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE," "INFORMATION CONCERNING EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders (the "Company's Proxy Statement") to be held on June 3, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10-K in Item 8:

●  Report of Independent Registered Public Accounting Firm

●  Consolidated Balance Sheets as of December 31, 2024 and 2023

●  Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

●  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022

●  Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

●  Notes to Consolidated Financial Statements

(2) Exhibits:

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

10.01

Form of Indemnification Agreement entered into between the Company and its directors and executive officers. (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

10.02

Schedule of directors and executive officers who have entered into the form of Indemnification Agreement. (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.03

Amended and Restated Lease Agreement, dated March 1, 2002, between Rocky Shoes & Boots Co. and William Brooks Real Estate Company regarding the Nelsonville factory (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

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

10.08*	Form of Option Award Agreement under the 2024 Omnibus Incentive Plan

10.09*	Form of Restricted Stock Unit Award Agreement under the 2024 Omnibus Incentive Plan

10.10*	Form of Performance Stock Unit Award under the 2024 Omnibus Incentive Plan

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

10.14	Amended and Restated ABL Loan and Security Agreement, dated April 26, 2024, between the Company and Bank of America, N.A. as Agent, Sole Arranger and Sole Bookrunner and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 26, 2024 and filed April 30, 2024).

10.15	Rocky Brands, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Company's 2024 Proxy Statement filed April 29, 2024).

16.1	Letter of Schneider Downs & Co., Inc. to the SEC dated January 10, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on January 12, 2024).

19*	Rocky Brands, Inc. Securities Law Compliance Program

21*	Subsidiaries of the Company.

23.1*	Independent Registered Public Accounting Firm’s Consent of Deloitte & Touche LLP

23.2	Independent Registered Public Accounting Firm’s Consent of Schneider Downs & Co., Inc.

24*	Power of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

97	Rocky Brands, Inc. Clawback Policy

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

ROCKY BRANDS, INC.

Date: March 17, 2025	By:	/s/ JASON BROOKS
Jason Brooks, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON S. BROOKS	Chairman, President and Chief Executive Officer	March 17, 2025
Jason S. Brooks	(Principal Executive Officer)

/s/ THOMAS D. ROBERTSON	Chief Financial Officer, Chief Operating Officer and Treasurer	March 17, 2025
Thomas D. Robertson	(Principal Financial and Accounting Officer)

* CURTIS A. LOVELAND	Assistant Secretary and Director	March 17, 2025
Curtis A. Loveland

* Michael L. Finn	Director	March 17, 2025
Michael L. Finn

*ROBYN R. HAHN	Director	March 17, 2025
Robyn R. Hahn

* G. Courtney Haning	Lead Director	March 17, 2025
G. Courtney Haning

* William L. Jordan	Director	March 17, 2025
William L. Jordan

* robert b. moore, jr.	Director	March 17, 2025
Robert B. Moore, Jr.

* DWIGHT E. SMITH	Director	March 17, 2025
Dwight E. Smith

* TracIE A. WINBIGLER	Director	March 17, 2025
Tracie A. Winbigler

By: /s/ JASON BROOKS
Jason Brooks, Attorney-in-Fact