Form 10-Q
period 2025-03-31
ROCKY BRANDS, INC.
filed 2025-05-08
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 7,461,167 shares of the Registrant's Common Stock outstanding on April 30, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,	March 31,
	2025	2024	2024
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,557	$3,719	$3,059
Trade receivables – net	74,453	71,983	70,662
Other receivables	264	1,028	1,913
Inventories – net	175,508	166,701	165,129
Income tax receivable	-	-	538
Prepaid expenses	5,899	3,008	6,037
Total current assets	258,681	246,439	247,338
LEASED ASSETS	5,405	6,030	7,139
PROPERTY, PLANT & EQUIPMENT – net	49,585	49,666	51,305
GOODWILL	47,844	47,844	47,844
IDENTIFIED INTANGIBLES – net	105,126	105,823	111,919
OTHER ASSETS	1,582	1,498	982
TOTAL ASSETS	$468,223	$457,300	$466,527

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$64,560	$58,069	$53,479
Current portion of long-term debt	8,361	8,361	2,650
Accrued expenses and other liabilities	25,164	23,977	18,619
Total current liabilities	98,085	90,407	74,748
LONG-TERM DEBT	120,255	120,376	153,302
LONG-TERM TAXES PAYABLE	-	-	169
LONG-TERM LEASE	2,857	3,537	4,801
DEFERRED INCOME TAXES	10,044	10,044	7,475
DEFERRED LIABILITIES	769	712	737
TOTAL LIABILITIES	232,010	225,076	241,232
SHAREHOLDERS' EQUITY:
Common stock, no par value;	-	-	-
25,000,000 shares authorized; issued and outstanding March 31, 2025 - 7,451,996; December 31, 2024 - 7,454,465; March 31, 2024 - 7,417,546
Additional paid-in-capital	74,070	73,866	72,312
Retained earnings	162,143	158,358	152,983
Total shareholders' equity	236,213	232,224	225,295
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$468,223	$457,300	$466,527

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
NET SALES	$114,073	$112,906
COST OF GOODS SOLD	67,065	68,757
GROSS MARGIN	47,008	44,149

OPERATING EXPENSES	38,302	36,166

INCOME FROM OPERATIONS	8,706	7,983

INTEREST EXPENSE AND OTHER – net	(2,356)	(4,654)

INCOME BEFORE INCOME TAX EXPENSE	6,350	3,329

INCOME TAX EXPENSE	1,409	779

NET INCOME	$4,941	$2,550

INCOME PER SHARE
Basic	$0.66	$0.34
Diluted	$0.66	$0.34

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,459	7,417
Diluted	7,493	7,450

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2023	7,412	$71,973	$151,582	$223,555

Net income			$2,550	$2,550
Dividends paid on common stock ($0.155 per share)			(1,149)	(1,149)
Stock compensation expense	5	$339	-	339
BALANCE - March 31, 2024	7,417	$72,312	$152,983	$225,295

BALANCE - December 31, 2024	7,454	$73,866	$158,358	$232,224

Net income			$4,941	$4,941
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Repurchase of common stock	(10)	$(201)	-	(201)
Stock issued for options exercised, including tax benefits	1	19	-	19
Stock compensation expense	7	386	-	386
BALANCE - March 31, 2025	7,452	$74,070	$162,143	$236,213

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,941	$2,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,382	2,506
Noncash lease expense	679	669
Provision for bad debts	236	410
Stock compensation expense	386	339
Amortization of debt issuance costs and loan fees	161	213
Loss on disposal of assets	-	17
Change in assets and liabilities:
Receivables	(1,942)	5,977
Contract receivables	-	927
Inventories	(8,806)	4,072
Other current assets	(2,891)	(2,676)
Other assets	(14)	(17)
Accounts payable	5,589	2,760
Operating lease liability	(699)	-
Accrued and other liabilities	515	(133)
Income taxes	693	715
Contract liabilities	-	(927)
Net cash provided by operating activities	1,230	17,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(701)	(280)
Proceeds from the sale of fixed assets	-	8
Net cash used in investing activities	(701)	(272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	8,338	1,750
Repayments on revolving credit facility	(6,500)	(15,500)
Repayments on term loan	(2,090)	(3,642)
Payments of loan fees	(101)	-
Proceeds from stock options	19	-
Repurchase of common stock	(201)	-
Dividends paid on common stock	(1,156)	(1,149)
Net cash used in financing activities	(1,691)	(18,541)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,162)	(1,411)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,719	4,470
END OF PERIOD	$2,557	$3,059

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including The Original Muck Boot Company ("Muck"), Rocky, Georgia Boot, Durango, Lehigh, XTRATUF, Ranger and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: work, outdoor, western, commercial military, duty and military. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the Unaudited Condensed Consolidated Financial Statements are considered to be of normal and recurring nature. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2024 Unaudited Condensed Consolidated Balance Sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2024, which includes all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

We have reclassified certain amounts in prior periods in Note 8 - Accrued Expenses and Other Liabilities to conform to current period presentation.

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

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets primarily include goodwill and other indefinite lived intangible assets that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

4. REVENUE

Nature of Performance Obligations

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing over 10,000 retail store locations in the U.S., the U.K., and other international markets such as Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers, and online retailers. Our Retail business includes direct sales of our products to consumers through our business-to-business web platform, e-Commerce websites, third-party marketplaces, and our Rocky Outdoor Gear Store. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales, and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

Significant Accounting Policies and Judgments

Revenue is recognized when the performance obligations under the terms of a contract with our customer are satisfied. The performance obligation is satisfied, and revenue is recorded when control passes to the customer, which is generally upon shipment to the customer or at the time of sale for our retail store customers. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products, which is the net sales price.

The net sales price includes estimates of variable consideration for which reserves may be established. Components of variable consideration include discounts and allowances, customer rebates, markdowns and product returns. These reserves are based on the amounts earned, or to be claimed, on the related sales of our products.

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

From time to time, we enter into non-cancellable contracts with the U.S. Military and other customers with a duration of one year or less. The contractual minimum payments under such contracts may result in current contract receivable balances.

Current contract liabilities are performance obligations that we expect to satisfy or relieve within the next twelve months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancellable contracts before the transfer of goods or services to the customer has occurred.

As of March 31, 2025, December 31, 2024, and March 31, 2024, there are no contract receivable or contract liability balances outstanding.

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

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment or point of sale for retail customers. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with disaggregation requirements. See Note 13 - Segment Information for segment disclosures.

5. TRADE RECEIVABLES

We maintain an allowance for credit losses resulting from the inability of our customers to make required payments. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. Estimates of the allowance in any future period are inherently uncertain and actual allowances  may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. Trade receivables are presented net of the related allowance for credit losses of approximately $0.9 million, $1.0 million and $1.3 million at March 31, 2025,  December 31, 2024 and  March 31, 2024, respectively.

6. INVENTORY

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2025	2024	2024
Finished goods	$156,939	$149,328	$146,784
Raw materials	17,629	16,671	17,479
Work-in-process	940	702	866
Total	$175,508	$166,701	$165,129

The asset associated with our returns reserve included within inventories was approximately $0.9 million, $0.9 million and $0.8 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

7. GOODWILL & IDENTIFIED INTANGIBLE ASSETS

There was no change in goodwill during the three months ended March 31, 2025.

Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654	-	$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(865)	-	30
Customer relationships	41,659	(11,217)	-	30,442
Total Intangible assets other than goodwill	$121,208	$(12,082)	$(4,000)	$105,126

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	December 31, 2024
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654	-	$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(863)	-	32
Customer relationships	41,659	(10,522)	-	31,137
Total Intangible assets other than goodwill	$121,208	$(11,385)	$(4,000)	$105,823

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	March 31, 2024
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment	Amount
Indefinite-lived intangible assets
Trademarks	$78,654	-	-	$78,654
Intangible assets subject to amortization
Patents	895	$(851)	-	44
Customer relationships	41,659	(8,438)	-	33,221
Total Intangible assets other than goodwill	$121,208	$(9,289)	-	$111,919

The weighted average life of patents and customer relationships is 2.9 years and 11.0 years, respectively.

Amortization expense for intangible assets subject to amortization for each of the three months ended March 31, 2025 and 2024 was $0.7 million.

As of March 31, 2025, a schedule of approximate expected remaining amortization expense related to intangible assets for the years ending December 31 is as follows:

		Amortization
($ in thousands)	Year	Expense
	2025	2,093
	2026	2,788
	2027	2,785
	2028	2,781
	2029	2,779
	2030+	17,246
	Total	30,472

8. ACCRUED EXPENSES AND OTHER LIABILTIES

Amounts reported in "Accrued expenses and other liabilities" within the accompanying Unaudited Condensed Consolidated Balance Sheets were:

	March 31,	December 31,	March 31,
($ in thousands)	2025	2024	2024
Accrued expenses and other liabilities:
Accrued duties	$9,889	$6,807	$5,867
Operating lease liability	2,808	2,772	2,612
Salaries and wages	2,198	3,220	1,774
Accrued freight	1,807	3,244	2,193
Returns liability	1,716	1,754	-
Accrued advertising	1,338	1,406	1,357
Income taxes payable	1,254	562	-
Taxes - other	791	965	523
Commissions	675	828	657
Accrued interest	-	-	1,979
Other	2,688	2,419	1,657
Total accrued expenses and other liabilities	$25,164	$23,977	$18,619

9. LONG-TERM DEBT

On April 26, 2024, we refinanced our existing debt by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  March 31, 2025, we had borrowing capacity of $53.0 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

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

Revolver Pricing Level	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

In connection with the ABL Agreement, we paid certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following:

	March 31,	December 31,
($ in thousands)	2025	2024
Term Facility that matures in 2029 with an effective interest rate of 7.97% as of March 31, 2025 and 10.47% as of December 31, 2024, respectively	$33,032	$35,123
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 6.23% as of March 31, 2025 and 6.24% as of December 31, 2024, respectively	96,300	91,300
Prime borrowings with an effective interest rate of 7.80% as of March 31, 2025 and 7.77% as of December 31, 2024, respectively	1,416	4,577
Total debt	130,748	131,000
Less: Unamortized debt issuance costs	(2,132)	(2,263)
Total debt, net of debt issuance costs	128,616	128,737
Less: Debt maturing within one year	(8,361)	(8,361)
Long-term debt	$120,255	$120,376

A schedule of debt payments for the next five years is as follows:

		Debt Payment
($ in thousands)	Year	Schedule
	2025	6,271
	2026	8,361
	2027	8,361
	2028	8,361
	2029	99,394
	Total	130,748

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the agreement. As of March 31, 2025, we were in compliance with all credit facility covenants. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments and share repurchases. As of March 31, 2025, the Company was in compliance with the amounts paid on dividends and share repurchases in accordance with our debt facilities.

Retired Term Debt

On  March 15, 2021, we entered into a senior secured term loan facility with TCW Asset Management Company, LLC ("TCW"), as agent, for the lenders party thereto in the amount of $130.0 million (the "TCW Term Facility"). The TCW Term Facility provided for quarterly payments of principal and bore interest of LIBOR plus 7.00% through  June 30, 2021. After that date, interest was assessed quarterly based on our total leverage ratio. The total leverage ratio was calculated as (a) Total Debt to (b) EBITDA. If our total leverage ratio was greater than or equal to 4.00, the effective interest rate would have been SOFR plus 7.75% (or at our option, Prime Rate plus 6.75%). If our total leverage ratio was less than 4.00 but greater than or equal to 3.50, the effective interest rate would have been SOFR plus 7.50% (or at our option, Prime Rate plus 6.50%). If our total leverage ratio was less than 3.50 but greater than 3.00, the effective interest rate would have been SOFR plus 7.00% (or at our option, Prime Rate plus 6.00%). If our total leverage ratio was less than 3.00, the effective interest rate would have been SOFR plus 6.50% (or at our option, Prime Rate plus 5.50%). The TCW Term Facility also had a SOFR floor rate of 1.00%. In  June 2022, we entered into a second amendment with TCW to further amend the TCW Term Facility to consent to the modifications in our borrowing capacity under the Original ABL Facility as described below, and to adjust certain pricing and prepayment terms, among other things. The second amendment also modified the interest index to provide the use of SOFR to calculate interest rather than LIBOR. The effective interest rate was increased to SOFR plus 7.50% through  November 2022. In  November 2022, the TCW Term Facility was amended to increase the effective interest rate to SOFR plus 7.00% until  June 2023 and to provide certain EBITDA adjustments with respect to financial covenants, among other things. In  May 2023, we entered into a fourth amendment to the TCW Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the method to calculate total debt, continue certain pricing terms, extend certain prepayment terms, and pay such lenders certain amendment fees, among other things. In  October 2023, we entered into a sixth amendment to the TCW Term Facility to provide certain EBITDA adjustments in respect of the financial covenants, adjust the performance pricing grid and adjust the total leverage ratio periodically through  June 30, 2025, among other things.

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

Current and long-term debt under the Original ABL Facility and TCW Term Facility consisted of the following:

March 31,
($ in thousands)	2024
TCW Term Facility refinanced in April 2024 with an effective interest rate of 13.20%	$74,290
Original ABL Facility amended and restated in April 2024:
SOFR borrowings with an effective interest rate of 7.18%	75,123
Prime borrowings with an effective interest rate of 8.75%	8,210
Total debt	157,623
Less: Unamortized debt issuance costs	(1,671)
Total debt, net of debt issuance costs	155,952
Less: Debt maturing within one year	(2,650)
Long-term debt	$153,302

Retired Credit Facility Covenants

The TCW Term Facility contained restrictive covenants which required us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, as defined in the TCW Term Facility agreement. The Original ABL Facility contained a restrictive covenant which required us to maintain a fixed charge coverage ratio upon a triggering event taking place (as defined in the Original ABL Facility). During the three months ended March 30, 2024, we were in compliance with all credit facility covenants.

The TCW Term Facility and the Original ABL Facility also contained restrictions on the amount of dividend payments.

We were in compliance with all TCW Term Facility and Original ABL Facility Agreement covenants through April 26, 2024, the date on which we refinanced such debt.

10. TAXES

The effective tax rate for the three and three months ended March 31, 2025 and 2024 was 22.2% and 23.4%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate, including projected income from our domestic and international businesses, for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2019 through 2024 remain open to examination by most taxing authorities.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three months ended March 31, 2025 and 2024. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

11. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted EPS computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31,
(shares in thousands)	2025	2024

Basic - weighted average shares outstanding	7,459	7,417
Dilutive restricted share units	24	15
Dilutive stock options	10	18
Diluted - weighted average shares outstanding	7,493	7,450
Anti-dilutive securities	152	201

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024

Interest paid	$2,276	$2,724

Federal, state, and local income taxes paid, net	$469	$16

Property, plant, and equipment purchases in accounts payable	$902	$879

Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$57	$-

13. SEGMENT INFORMATION

Reportable Segments - We have identified three reportable segments: Wholesale, Retail and Contract Manufacturing.

Wholesale. In our Wholesale segment, our products are offered in over 10,000 retail locations representing a wide range of distribution channels in the U.S., the U.K. and other international markets, mainly in Europe. These distribution channels vary by product line and target market and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers.

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

Net sales to foreign countries represented approximately 2.0% and 2.1% of net sales for the three months ended March 31, 2025 and 2024, respectively.

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

The following is a summary of segment results for the Wholesale, Retail and Contract Manufacturing segments for the  three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
NET SALES:
Wholesale	$74,784	$79,791
Retail	36,641	30,408
Contract Manufacturing	2,648	2,707
Total Net Sales	$114,073	$112,906

COST OF GOODS SOLD:
Wholesale	$44,674	$50,760
Retail	19,896	15,606
Contract Manufacturing	2,495	2,391
Total Cost of Goods Sold	$67,065	$68,757

GROSS MARGIN:
Wholesale	$30,110	$29,031
Retail	16,745	14,802
Contract Manufacturing	153	316
Total Gross Margin	$47,008	$44,149

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

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022 associated with brands acquired through an acquisition in the first quarter of 2021. As a result of the misclassification of HTS codes on these products, we believe that we have paid duties in excess of the expected amount due. We have the potential to recover the total amount of overpaid duties resulting in an estimated potential refund of approximately $7.7 million, of which we have received $5.1 million to date. No refunds were received for the three months ended March 31, 2025 and March 31, 2024. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying Unaudited Condensed Consolidated Balance Sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Muck, Rocky, Georgia Boot, Durango, Lehigh, XTRATUF, Ranger and the licensed brand Michelin. Our portfolio of brands is organized into three reportable segments in which our product is distributed: Wholesale, Retail and Contract Manufacturing. The reportable segments are targeted around six distinct product lines: work, outdoor, western, duty, commercial military and military. We frequently experience significant seasonal fluctuations in our business as many of our footwear products and product lines are used by consumers in adverse weather conditions. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales been highest in the last two quarters of the year.

Our Lehigh CustomFit business, which falls under our Retail reporting segment, has had a steady increase in net sales over the past twelve months. Additionally, as spending among consumers continues to shift to online retailers, we have seen an uptick in our Retail sales through our owned e-Commerce websites and third-party marketplace platforms over the past twelve months as we have increased our online presence. As such, we have seen a shift in our total sales mix as the growth of our Retail segment outpaces the growth in our Wholesale and Contract Manufacturing segments.

During the first quarter of 2025, we experienced an increase in net sales over the first quarter of 2024. This increase was attributable to an increase in Retail net sales, partially offset by a decrease in Wholesale net sales. Overall gross margin improved over the past year, driven by the continued acceleration of growth in our Retail segment, which grew at a faster rate than our Wholesale and Contract Manufacturing segments. Additionally, for the three months ended March 31, 2025, Wholesale gross margin as a percentage of net sales increased compared to the prior year period, largely due to favorable shifts in product mix, manufacturing efficiencies and strategic sourcing shifts.

Our operating expenses as a percentage of net sales increased in the first quarter of 2025 compared to the first quarter of 2024 due to the increase in Retail sales. Sales under our Retail segment are generally subject to higher selling and outbound logistics costs relative to those costs incurred under our Wholesale and Contract Manufacturing segments. In addition to the increased costs associated with Retail sales, we made incremental investments in digital marketing during the three months ended March 31, 2025 to drive sales growth.

Interest expense declined for the three months ending March 31, 2025 compared to the same period in 2024, due to lower interest rates following the refinancing of our debt in April 2024. Additionally, continued debt repayments over the past twelve months have reduced the outstanding principal balances, further contributing to the decrease in interest expense.

Our inventory increase as of March 31, 2025 compared to March 31, 2024 was a strategic move to place ourselves in a better inventory position for the latter half of 2025 and to accelerate inventory purchases before new tariffs were put in place.

FIRST QUARTER 2025 FINANCIAL HIGHLIGHTS COMPARED TO FIRST QUARTER 2024

●	Net sales increased 1.1% to $114.1 million
●	Gross margin increased 210-basis points to 41.2%
●	Inventory increased 6.3% to $175.5 million
●	Total debt decreased 17.5% to $128.6 million.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our Annual Report on Form 10-K for the year ended December 31, 2024.

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net Sales	$114,073	$112,906
Cost of goods sold	67,065	68,757
Gross margin	47,008	44,149
Operating expenses	38,302	36,166
Income from operations	$8,706	$7,983

Net sales increased 1.1% to $114.1 million in the first quarter of 2025 compared to $112.9 million in the first quarter of 2024. The increase in net sales in the current year quarter compared to the prior year quarter was due to an increase in our Retail reporting segment which was attributable to an increase in both our Lehigh CustomFit business and our director-to-consumer online business. This increase was offset by a decrease in our Wholesale reporting segment.

Gross margin in the first quarter of 2025 was $47.0 million, or 41.2% of net sales, compared to $44.1 million, or 39.1% of net sales, in the first quarter of 2024. The increase in gross margin as a percentage of net sales was attributed to an increase in Wholesale gross margins resulting from strategic sourcing shifts, a favorable shift in product mix, as well as a higher percentage of Retail net sales, which carry higher gross margins than our Wholesale and Contract Manufacturing segments.

Operating expenses for the first quarter of 2025 were $38.3 million, or 33.6% of net sales, compared to $36.2 million, or 32.0% of net sales, for the first quarter of 2024. The increase in operating expenses as a percentage of net sales, was due to higher selling and outbound logistics costs associated with the increase in Retail sales as well as incremental investments in digital marketing.

Income from operations for the first quarter of 2025 was $8.7 million, or 7.6% of net sales, compared to $8.0 million, or 7.1% of net sales, in the year ago period. The increase in income from operations was primarily driven by the increase in gross margin for the three months ended March 31, 2025, compared to the year ago period.

	Three Months Ended
	March 31,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$74,784	$79,791	$(5,007)	(6.3)%
Retail	36,641	30,408	6,233	20.5
Contract Manufacturing	2,648	2,707	(59)	(2.2)
Total Net Sales	$114,073	$112,906	$1,167	1.0%

Wholesale net sales for the three months ended March 31, 2025 were $74.8 million compared to $79.8 million for the three months ended March 31, 2024. The decrease in Wholesale net sales, as anticipated, was due to a blanket commercial military order that elevated sales in the first quarter of 2024. Additionally, we experienced softness with some of our key Wholesale partners as they reset and repositioned their inventory assortment.

Retail net sales for the three months ended March 31, 2025 were $36.6 million compared to $30.4 million for the three months ended March 31, 2024. The increase in Retail net sales for the first quarter of 2025 was partially due to increased sales in our Lehigh CustomFit platform. In the first quarter of 2024, Lehigh completed a realignment of our sales organization, which allowed us to expand our customer base and increase offerings to current customers, positioning Lehigh for long-term term growth starting in the latter half of 2024. Customer spending has also increased with improved subsidy utilization and increases in average subsidy dollars among Lehigh CustomFit customers in the first quarter of 2025 compared to the first quarter of 2024. We also experienced an increase in sales through third-party marketplace platforms in the first quarter of 2025 compared to the year ago period due to increased promotions and more competitive pricing on certain products as we continue to optimize our inventory position.

Contract Manufacturing net sales for the three months ended March 31, 2025 and 2024 were $2.7 million. The consistent sales year-over-year were due to the steady stream of income from the U.S. Military that was awarded in late 2023.

	Three Months Ended
	March 31,
($ in thousands)	2025	2024	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$30,110	$29,031	$1,079
Margin %	40.3%	36.4%	3.9%
Retail Margin $'s	$16,745	$14,802	$1,943
Margin %	45.7%	48.7%	(3.0)%
Contract Manufacturing Margin $'s	$153	$316	$(163)
Margin %	5.8%	11.7%	(6.0)%
Total Margin $'s	$47,008	$44,149	$2,859
Margin %	41.2%	39.1%	2.1%

Wholesale gross margin for the three months ended March 31, 2025 was $30.1 million, or 40.3% of net sales, compared to $29.0 million, or 36.4% of net sales, for the three months ended March 31, 2024. The higher Wholesale gross margin in the first quarter of 2025 compared to the first quarter 2024 was attributable to strategic sourcing shifts, a more favorable product mix in the first quarter of 2025 compared to the prior year period as well as the blanket commercial military order in the prior year period that elevated sales but carried a lower gross margin compared to other Wholesale sales.

Retail gross margin for the three months ended March 31, 2025 was $16.7 million, or 45.7% of net sales, compared to $14.8 million, or 48.7% of net sales, for the three months ended March 31, 2024. The decrease in gross margin as a percent of net sales was attributable to a decrease in margin on our e-Commerce and third-party marketplace platforms, driven by increased promotional activity and more competitive pricing as we continued to optimize our inventory position.

Contract Manufacturing gross margin for the three months ended March 31, 2025 was $0.2 million, or 5.8% of net sales, compared to $0.3 million, or 11.7% of net sales, for the three months ended March 31, 2024. The decrease in gross margin was driven by reduced economies of scale at our Puerto Rico manufacturing facility.

	Three Months Ended
	March 31,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
General and administrative	$28,993	$27,172	$1,821	6.7%
Sales and marketing	7,708	7,312	396	5.4
Depreciation and amortization	1,601	1,682	(81)	(4.8)
Operating Expenses	$38,302	$36,166	$2,136	5.9%
% of Net Sales	33.6%	32.0%	1.5%

Operating expenses for the three months ended March 31, 2025 were $38.3 million, or 33.6% of net sales compared to $36.2 million, or 32.0% of net sales. The increase in operating expenses as a percentage of net sales was due to increases in selling and outbound logistics costs associated with a higher volume of Retail sales in the current year period.

	Three Months Ended
	March 31,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER:
Interest expense	$2,401	$4,514	$(2,113)	(46.8)%
Other (income) expense, net	(45)	140	185	132.1
Total Interest Expense and Other	$2,356	$4,654	$2,298	49.4%

Interest Expense and Other - net for the three months ended March 31, 2025 was $2.4 million compared to $4.7 million in the year ago period. The decrease in the first quarter of 2025 compared to the prior year period was due to a decrease in interest expense resulting from our debt refinance that occurred April 2024 as well as lower debt levels.

	Three Months Ended
	March 31,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,409	$779	$630	80.9%
Effective Tax Rate	22.2%	23.4%	(1.2)%

The decrease in our effective tax rate in the first quarter of 2025 compared to the same year ago period was due to changes in our projected income generated from our international business.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are our income from operations, as well as access to the borrowing capacity under our ABL Facility. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. As of March 31, 2025, we maintained cash and cash equivalents of $2.6 million and had $53.0 million of availability under our ABL Facility. Our primary ongoing operating cash flow requirements are for inventory purchases and other working capital needs, capital expenditures and payments on our credit facilities.

Our working capital consists primarily of trade receivables and inventory, offset by short-term debt and accounts payable. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. Our cash generated from operations throughout the year is typically sufficient to fund our seasonal working capital requirements; however, we have the ability to borrow on our ABL Facility as needed and, as such, its balance may fluctuate significantly throughout any given year.

In addition to our ABL Facility with outstanding borrowings of $97.7 million as of March 31, 2025, we also have a Term Facility with outstanding borrowings of $33.0 million as of March 31, 2025. Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the agreement. Additionally, the ABL Facility and Term Facility contain restrictions on the amount of dividend payments and the amount of share repurchases of common stock. As of March 31, 2025, we were in compliance with such covenants and restrictions under the ABL Facility and Term Facility. We may utilize portions of our excess cash to prepay certain amounts of long-term debt prior to maturity.

Our capital expenditures relate primarily to investments in information technology, molds and equipment associated with our manufacturing and distribution operations, merchandising fixtures and projects related to our corporate offices.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options.

As of March 31, 2025, our material cash requirements from known contractual obligations and commitments relate primarily to our long-term debt and operating leases commitments. See Note 9 - Long-Term Debt to the Unaudited Condensed Consolidated Financial Statement for more information. Based on our current expectations and forecasts of future earnings, we believe our cash generated from operations will provide sufficient liquidity to fund our operations and debt and lease obligations for the next twelve months and beyond.

Cash Flows

	Three Months Ended
	March 31,
($ in millions)	2025	2024
Operating activities	$1.2	$17.4
Investing activities	(0.7)	(0.3)
Financing activities	(1.7)	(18.5)
Net change in cash and cash equivalents	$(1.2)	$(1.4)

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2025 and 2024 was $1.2 million and $17.4 million, respectively. Adjusting for non-cash items, net income provided a cash in-flow of $8.8 million and $6.7 million for the three months ended March 31, 2025 and 2024, respectively. The net change in working capital and other assets and liabilities resulted in cash used by operating activities of $7.6 million for the three months ended March 31, 2025, compared to an increase in cash provided by operating activities of $10.7 million for the three months ended March 31, 2024.

An increase in inventory resulted in a use of cash of $8.8 million for the three months ended March 31, 2025 and a source of cash of $4.1 million for the three months ended March 31, 2024. The increase in inventory for the three months ended March 31, 2025 resulted from inventory purchases during the quarter as a strategic move to accelerate inventory receipts in March to avoid higher tariffs that did not go into effect until April 2025. The decrease in inventory for the three months ended March 31, 2024 was a result of efforts to optimize inventory levels.

An increase in accounts receivable resulted in the use of cash of $1.9 million for the three months ended March 31, 2025 compared to a decrease in accounts receivable resulting in a source of cash of $6.0 million for the three months ended March 31, 2024. The increase in accounts receivable for the three months ended March 31, 2025 was a result of timing of payments from customers. The decrease in accounts receivable for the year ago period resulted from lower sales in the fourth quarter of 2023 and subsequently, lower collections in the period year period.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.7 million and $0.3 million, respectively. The use of cash in both periods was a result of capital expenditures for our manufacturing operations and information technology.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2025 and 2024 was $1.7 million and $18.5 million, respectively. The net use of cash primarily related to the payment of dividends for $1.2 million for the three months ended March 31, 2025. The net use of cash for the three months ended March 31, 2024 related to payments on our revolving facility and term loan.

On February 25, 2025, we announced a share repurchase program of up to $7,500,000 of the Company's outstanding common stock, no par value per share.

We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. See Note 14 - Commitments and Contingencies of our Unaudited Condensed Consolidated Financial Statements for further discussion of legal matters. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities, also known as "Variable Interest Entities." Additionally, we do not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

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

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed March 17, 2025), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk as disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than the following additional risk factor, there have been no material changes to the risk factors described under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed March 17, 2025. The following risk factor should be read in conjunction with the risk factors disclosed in such Annual Report on Form 10-K, subject to any new or modified risk factors appearing in our subsequent filings.

Additional tariffs on products imported to the U.S. and retaliatory trade actions taken by other countries may have a material, adverse impact on our business, financial condition and results of operations if we are unable to successfully implement new strategies to mitigate these actions.

We source products from manufacturers outside of the U.S., primarily China, Vietnam, the Dominican Republic, India and Mexico. In addition, we have manufacturing facilities in China and the Dominican Republic. In 2025, the U.S. government announced significant additional tariffs on products imported from various countries, including those countries where we primarily source our products. These additional tariffs, along with the unpredictability of any future delays, postponements, or other changes to these tariffs, and any actions taken by countries in the response thereto, pose a significant risk to our business operations, financial condition and results of operations, and may materially increase our cost of goods sold and reduce our gross margins. Additionally, the rapid changes in global trade policies may create consumer and economic uncertainty, which may reduce demand for our products and negatively impact our sales volume.

We are actively monitoring the impact these tariffs may have on our business and are implementing strategies to reduce the adverse impact these tariffs may have, including reevaluating the countries in which our products are sourced, negotiating costs with suppliers and third-party manufacturers and adjusting pricing of our products. However, there is no assurance these strategies will be successful, or that they will be able to offset the potential negative impact on our business, financial condition and results of operations.

Given the uncertainty regarding these tariffs, as well as the potential for additional trade action taken by the U.S. or other countries, the specific impact to our business, financial condition and results of operations, is uncertain, but it may be material or be in a manner we may not be able to foresee. In addition, these actions may also negatively impact the carrying value of our indefinite intangible assets.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Repurchases of Common Stock

The following table sets forth information concerning the Company's purchases of common stock for the periods indicated:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs(2)

January 1, 2025 - January 31, 2025	-	-	$7,500,000
February 1, 2025 - February 28, 2025	-	-	7,500,000
March 1, 2025 - March 31, 2025	10,456	$19.21	7,299,140
Total	10,456	$19.21	$7,299,140

(1) The reported shares were repurchased pursuant to the Company’s publicly announced stock repurchase authorization.

(2) The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On February 25, 2025, Rocky Brands announced a $7,500,000 share repurchase plan that is in effect until February 24, 2026.

ITEM 5 - OTHER INFORMATION

Trading Plans

During the three months ended  March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: May 8, 2025	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)