Form 10-Q
period 2025-06-30
ROCKY BRANDS, INC.
filed 2025-08-07
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 7,468,341 shares of the Registrant's Common Stock outstanding on July 31, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,	June 30,
	2025	2024	2024
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,779	$3,719	$4,107
Trade receivables – net	66,367	71,983	62,968
Other receivables	142	1,028	427
Inventories – net	186,836	166,701	174,973
Income tax receivable	-	-	1,025
Prepaid expenses	5,345	3,008	5,659
Total current assets	261,469	246,439	249,159
LEASED ASSETS	4,724	6,030	7,367
PROPERTY, PLANT & EQUIPMENT – net	50,908	49,666	51,296
GOODWILL	47,844	47,844	47,844
IDENTIFIED INTANGIBLES – net	104,428	105,823	111,220
OTHER ASSETS	1,647	1,498	988
TOTAL ASSETS	$471,020	$457,300	$467,874

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$61,483	$58,069	$57,824
Current portion of long-term debt	8,361	8,361	8,361
Accrued expenses and other liabilities	24,931	23,977	20,663
Total current liabilities	94,775	90,407	86,848
LONG-TERM DEBT	124,167	120,376	144,073
LONG-TERM LEASE	2,156	3,537	4,914
DEFERRED INCOME TAXES	10,044	10,044	7,475
DEFERRED LIABILITIES	813	712	752
TOTAL LIABILITIES	231,955	225,076	244,062
SHAREHOLDERS' EQUITY:
Common stock, no par value;	-	-	-
25,000,000 shares authorized; issued and outstanding June 30, 2025 - 7,461,167; December 31, 2024 - 7,454,465; June 30, 2024 - 7,444,881
Additional paid-in-capital	74,470	73,866	73,223
Retained earnings	164,595	158,358	150,589
Total shareholders' equity	239,065	232,224	223,812
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$471,020	$457,300	$467,874

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NET SALES	$105,647	$98,258	$219,720	$211,164
COST OF GOODS SOLD	62,366	60,220	129,431	128,977
GROSS MARGIN	43,281	38,038	90,289	82,187

OPERATING EXPENSES	36,125	33,530	74,427	69,695

INCOME FROM OPERATIONS	7,156	4,508	15,862	12,492

INTEREST EXPENSE AND OTHER – net	(2,519)	(6,131)	(4,874)	(10,785)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	4,637	(1,623)	10,988	1,707

INCOME TAX EXPENSE (BENEFIT)	1,029	(380)	2,438	399

NET INCOME (LOSS)	$3,608	$(1,243)	$8,550	$1,308

INCOME (LOSS) PER SHARE
Basic	$0.48	$(0.17)	$1.15	$0.18
Diluted	$0.48	$(0.17)	$1.14	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,461	7,429	7,460	7,423
Diluted	7,493	7,429	7,493	7,466

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2023	7,412	$71,973	$151,582	$223,555

SIX MONTHS ENDED JUNE 30, 2024
Net income			$2,550	$2,550
Dividends paid on common stock ($0.155 per share)			(1,149)	(1,149)
Stock compensation expense	5	$339	-	339
BALANCE - March 31, 2024	7,417	$72,312	$152,983	$225,295

Net loss			$(1,243)	$(1,243)
Dividends paid on common stock ($0.155 per share)			(1,151)	(1,151)
Stock issued for options exercised, including tax benefits	-	$599	-	599
Stock compensation expense	6	312	-	312
BALANCE - June 30, 2024	7,423	$73,223	$150,589	$223,812

BALANCE - December 31, 2024	7,454	$73,866	$158,358	$232,224

SIX MONTHS ENDED JUNE 30, 2025
Net income			$4,941	$4,941
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Repurchase of common stock	(10)	$(201)	-	(201)
Stock issued for options exercised, including tax benefits	1	19	-	19
Stock compensation expense	7	386	-	386
BALANCE - March 31, 2025	7,452	$74,070	$162,143	$236,213

Net income			$3,608	$3,608
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Repurchase of common stock	-	$-	-	-
Stock issued for options exercised, including tax benefits	-	-	-	-
Stock compensation expense	9	400	-	400
BALANCE - June 30, 2025	7,461	74,470	$164,595	239,065

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,550	$1,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,825	5,130
Noncash lease expense	1,363	1,281
Provision for bad debts	434	728
Stock compensation expense	786	651
Loss on term loan extinguishment	-	1,111
Amortization of debt issuance costs and loan fees	327	300
Change in assets and liabilities:
Receivables	6,068	13,139
Contract receivables	-	927
Inventories	(20,134)	(5,772)
Other current assets	(2,338)	(2,298)
Other assets	(70)	(23)
Accounts payable	2,614	7,061
Operating lease liability	(1,402)	(1,270)
Accrued and other liabilities	710	2,470
Income taxes	309	59
Contract liabilities	-	(927)
Net cash provided by operating activities	2,042	23,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,872)	(2,130)
Proceeds from sale of business	-	1,700
Net cash used in investing activities	(3,872)	(430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	23,710	120,892
Repayments on revolving credit facility	(16,000)	(110,833)
Proceeds on term loan	-	50,000
Repayments on term loan	(4,181)	(80,115)
Payments of debt issuance costs and loan fees	(145)	(2,051)
Proceeds from stock options	19	599
Repurchase of common stock	(201)	-
Dividends paid on common stock	(2,312)	(2,300)
Net cash provided by (used in) financing activities	890	(23,808)

DECREASE IN CASH AND CASH EQUIVALENTS	(940)	(363)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,719	4,470
END OF PERIOD	$2,779	$4,107

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

The accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the Unaudited Condensed Consolidated Financial Statements are considered to be of normal and recurring nature. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2024 Unaudited Condensed Consolidated Balance Sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2024, which includes all disclosures required by GAAP.

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

As of June 30, 2025, December 31, 2024, and June 30, 2024, there were no contract receivable or contract liability balances outstanding.

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

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment or point of sale for retail store customers. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with disaggregation requirements. See Note 12 - Segment Information for segment disclosures.

5. TRADE RECEIVABLES

We maintain an allowance for credit losses resulting from the inability of our customers to make required payments. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. Estimates of the allowance in any future period are inherently uncertain and actual allowances  may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. Trade receivables are presented net of the related allowance for credit losses of approximately $0.8 million, $1.0 million and $0.9 million at June 30, 2025,  December 31, 2024 and  June 30, 2024, respectively.

6. INVENTORY

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2025	2024	2024
Finished goods	$169,710	$149,328	$156,043
Raw materials	16,313	16,671	18,006
Work-in-process	813	702	924
Total	$186,836	$166,701	$174,973

The asset associated with our returns reserve included within inventories was approximately $0.9 million, $0.9 million and $0.7 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

7. GOODWILL & IDENTIFIED INTANGIBLE ASSETS

There was no change in goodwill during the six months ended June 30, 2025.

Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	June 30, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654	-	$(4,000)	$74,654
Intangible assets subject to amortization				-
Patents	895	$(868)	-	27
Customer relationships	41,659	(11,912)	-	29,747
Total intangible assets other than goodwill	$121,208	$(12,780)	$(4,000)	$104,428

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	December 31, 2024
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(863)	-	32
Customer relationships	41,659	(10,522)	-	31,137
Total intangible assets other than goodwill	$121,208	$(11,385)	$(4,000)	$105,823

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	June 30, 2024
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		-	$78,654
Intangible assets subject to amortization
Patents	895	$(855)	-	40
Customer relationships	41,659	(9,133)	-	32,526
Total intangible assets other than goodwill	$121,208	$(9,988)	-	$111,220

The weighted average life of patents and customer relationships is 2.7 years and 10.8 years, respectively.

Amortization expense for intangible assets subject to amortization for each of the three months ended June 30, 2025 and 2024 was $0.7 million. Amortization expense for intangible assets subject to amortization for the six months ended  June 30, 2025 and 2024 was $1.4 million.

As of June 30, 2025, a schedule of approximate expected remaining amortization expense related to intangible assets for the years ending December 31 is as follows:

		Amortization
($ in thousands)	Year	Expense
	2025	$1,395
	2026	2,788
	2027	2,785
	2028	2,781
	2029	2,779
	2030+	17,246
	Total	$29,774

8. LONG-TERM DEBT

On April 26, 2024, we refinanced our previous term debt and asset-based lending credit facilities by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  June 30, 2025, we had borrowing capacity of $45.7 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

The April 26, 2024 refinance of debt resulted in a $2.6 million expense within Interest Expense and Other - net in the accompanying Unaudited Combined Condensed Statements of Operations, consisting of a $1.1 million loss on term loan extinguishment and a $1.5 million term loan prepayment penalty for the six months ended June 30, 2024. The $1.1 million loss on term loan extinguishment is included as a noncash adjustment to net income and the $1.5 million prepayment penalty is included within Repayments of long-term debt in the accompanying Unaudited Combined Condensed Statements of Cash Flows for the six months ending June 30, 2024.

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

Revolver Pricing Level	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

In connection with the ABL Agreement, we paid certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2025	2024	2024
Term Facility that matures in 2029 with an effective interest rate of 7.69% as of June 30, 2025, 10.47% as of December 31, 2024 and 8.93% as of June 30, 2024, respectively	$30,942	$35,123	$49,303
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 6.22% as of June 30, 2025, 6.24% as of December 31, 2024 and 7.18% as of June 30, 2024, respectively	103,300	91,300	100,278
Prime borrowings with an effective interest rate of 7.94% as of June 30, 2025, 7.77% as of December 31, 2024 and 8.75% as of June 30, 2024, respectively	288	4,577	5,377
Total debt	134,530	131,000	154,958
Less: Unamortized debt issuance costs	(2,002)	(2,263)	(2,524)
Total debt, net of debt issuance costs	132,528	128,737	152,434
Less: Debt maturing within one year	(8,361)	(8,361)	(8,361)
Long-term debt	$124,167	$120,376	$144,073

A schedule of debt payments for the next five years is as follows:

		Debt Payment
($ in thousands)	Year	Schedule
	2025	$4,181
	2026	8,361
	2027	8,361
	2028	8,361
	2029	105,266
	Total	$134,530

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. As of June 30, 2025, we were in compliance with all credit facility covenants. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments and share repurchases. As of June 30, 2025, the Company was in compliance with the amounts paid on dividends and share repurchases in accordance with our credit facilities.

We were in compliance with all applicable credit facility covenants under our previous term debt and asset-based lending credit facility through April 26, 2024, the date on which we refinanced such debt.

9. TAXES

The effective tax rate for the six months ended June 30, 2025 and 2024 was 22.2% and 23.4%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate, including projected income from our domestic and international businesses, for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2019 through 2024 remain open to examination by most taxing authorities.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and six months ended June 30, 2025 and 2024. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

10. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted EPS computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in thousands)	2025	2024	2025	2024

Basic - weighted average shares outstanding	7,461	7,429	7,460	7,423
Dilutive restricted share units(1)	26	-	24	18
Dilutive stock options(1)	6	-	9	25
Diluted - weighted average shares outstanding	7,493	7,429	7,493	7,466
Anti-dilutive securities	179	54	179	103

(1)Due to a net loss for the three months ended June 30, 2024, zero dilutive restricted share units and stock options are included for the period because the effect would be anti-dilutive.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended
	June 30,
($ in thousands)	2025	2024

Interest paid	$4,593	$5,436

Federal, state, and local income taxes paid, net	$1,639	$219

Property, plant, and equipment purchases in accounts payable	$800	$921

Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$57	$23

12. SEGMENT INFORMATION

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

Net sales to foreign countries represented approximately 3.6% and 2.7% of net sales for the three months ended  June 30, 2025 and 2024, respectively. Net sales to foreign countries represented approximately 2.8% and 2.4% of net sales for the six months ended  June 30, 2025 and 2024, respectively.

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

The following is a summary of segment results for the Wholesale, Retail and Contract Manufacturing segments for the  three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
NET SALES:
Wholesale	$73,092	$68,258	$147,877	$148,050
Retail	29,746	26,110	66,386	56,517
Contract Manufacturing	2,809	3,890	5,457	6,597
Total Net Sales	$105,647	$98,258	$219,720	$211,164

COST OF GOODS SOLD:
Wholesale	$43,614	$42,826	$88,289	$93,587
Retail	16,291	13,876	36,186	29,481
Contract Manufacturing	2,461	3,518	4,956	5,909
Total Cost of Goods Sold	$62,366	$60,220	$129,431	$128,977

GROSS MARGIN:
Wholesale	$29,478	$25,432	$59,588	$54,463
Retail	13,455	12,234	30,200	27,036
Contract Manufacturing	348	372	501	688
Total Gross Margin	$43,281	$38,038	$90,289	$82,187

Segment asset information is not prepared or used to assess segment performance.

13. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in legal proceedings in the ordinary course of business. Unless otherwise stated, we believe that the likelihood of the resolution being materially adverse to our financial statements is remote and as such have not recorded any contingent liabilities within the accompanying Unaudited Condensed Consolidated Financial Statements.

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022 associated with brands acquired through an acquisition in the first quarter of 2021. As a result of the misclassification of HTS codes on these products, we believe that we have paid duties in excess of the expected amount due. We have the potential to recover the total amount of overpaid duties resulting in an estimated potential refund of approximately $7.9 million, of which we have received $5.1 million to date. No refunds were received for the six months ended June 30, 2025 and June 30, 2024. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying Unaudited Condensed Consolidated Balance Sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

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

During the first six months of 2025, we began to implement strategic sourcing shifts to leverage our own manufacturing facilities in the Dominican Republic and Puerto Rico. This strategic shift in sourcing and manufacturing was aimed to help mitigate potential adverse business impacts stemming from additional tariffs imposed during 2025. In addition to these sourcing shifts, we have accelerated our inventory purchases in 2025 prior to the implementation of these additional tariffs, in an effort to mitigate the adverse potential business impact.

Over the last twelve months, we have seen a shift in our total mix of sales, as the growth or our Retail segment outpaces the growth in our Wholesale and Contract Manufacturing segments. Growth in our Retail segment was driven in part by an increase in our Lehigh CustomFit business as we expand our customer base and product offerings. Additionally, there has been an uptick in sales on our owned e-commerce websites and third-party marketplaces as we put an emphasis on digital marketing and as spending among consumers continues to shift to online retailers.

During the second quarter of 2025, we experienced an increase in net sales over the second quarter of 2024. This increase was attributable to an increase in Wholesale and Retail net sales, partially offset by a decrease in Contract Manufacturing net sales. Overall gross margin improved over the past year, driven by an increase in Wholesale segment gross margin and the continued acceleration of growth in our Retail segment, which as noted above grew at a faster rate than our Wholesale and Contract Manufacturing segments. The increase in Wholesale gross margin as a percentage of net sales compared to the prior year period was largely due to favorable shifts in product mix, manufacturing efficiencies and strategic sourcing shifts. The favorable shift in product mix is largely attributed to an on-going shift in our branded net sales mix, with our rubber-boot brands delivering stronger growth relative to the rest of the brands under our portfolio.

Our operating expenses as a percentage of net sales increased for the three and six months ending June 30, 2025 compared to the three and six months ending June 30, 2024 due to the increase in Retail sales as well as an increase in marketing investments. Sales under our Retail segment are generally subject to higher selling and outbound logistics costs relative to those costs incurred under our Wholesale and Contract Manufacturing segments. In addition to the increased costs associated with Retail sales, we made incremental investments in traditional and digital marketing during the three and six months ended June 30, 2025 to drive sales growth.

Interest expense declined for the three and six months ending June 30, 2025 compared to the same periods in 2024, due to lower interest rates following the refinancing of our debt in April 2024. Additionally, continued debt repayments over the past twelve months have reduced the overall outstanding principal balances, further contributing to the decrease in interest expense.

The increase in inventory as of June 30, 2025 compared to June 30, 2024 was a strategic move to place ourselves in a better inventory position for the latter half of 2025 and to accelerate inventory purchases before new tariffs were put in place.

SECOND QUARTER 2025 FINANCIAL HIGHLIGHTS COMPARED TO SECOND QUARTER 2024

●	Net sales increased 7.5% to $105.6 million
●	Gross margin increased 230-basis points to 41.0%
●	Inventory increased 6.8% to $186.8 million
●	Total debt decreased 13.1% to $132.5 million

FIRST HALF OF 2025 FINANCIAL HIGHLIGHTS COMPARED TO FIRST HALF OF 2024

●	Net sales increased 4.1% to $219.7 million
●	Gross margin increased 220-basis points to 41.1%
●	Operating income as a percentage of net sales increased 130-basis points to $15.9 million
●	Net income increased to $8.6 million, or $1.14 per diluted share

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our Annual Report on Form 10-K for the year ended December 31, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Net sales	105,647	98,258	$219,720	$211,164
Cost of goods sold	62,366	60,220	129,431	128,977
Gross margin	43,281	38,038	90,289	82,187
Operating expenses	36,125	33,530	74,427	69,695
Income from operations	7,156	4,508	$15,862	$12,492

Net sales increased to $105.6 million in the second quarter of 2025 compared to $98.3 million in the second quarter of 2024. The increase in net sales in the current year quarter compared to the prior year quarter was due to an increase in both our Wholesale and Retail reporting segments, partially offset by a decrease in our Contract Manufacturing reporting segment.

Gross margin in the second quarter of 2025 was $43.3 million, or 41.0% of net sales, compared to $38.0 million, or 38.7% of net sales, in the second quarter of 2024. The increase in gross margin as a percentage of net sales was attributed to an increase in Wholesale gross margins as well as a higher percentage of Retail net sales, which carry higher gross margins than our Wholesale and Contract Manufacturing segments.

Operating expenses for the second quarter of 2025 were $36.1 million, or 34.2% of net sales, compared to $33.5 million, or 34.1% of net sales, for the first quarter of 2024. The increase in operating expenses as a percentage of net sales was due to higher selling costs associated with the increase in Retail sales as well as incremental investments in marketing.

Income from operations for the second quarter of 2025 was $7.2 million, or 6.8% of net sales, compared to $4.5 million, or 4.6% of net sales, in the year ago period. The increase in income from operations was primarily driven by the increase in gross margin for the three months ended June 30, 2025, compared to the year ago period.

Net sales for the six months ended June 30, 2025 increased to $219.7 million compared to $211.2 million for the six months ended June 30, 2024. The increase in net sales was due to an increase in Retail segment net sales for the six months ended June 30, 2025 compared to the prior year period, partially offset by a decrease in Wholesale and Contract Manufacturing net sales.

Gross margin in the second half of 2025 and 2024 was $90.3 million, or 41.1% of net sales and $82.1 million, or 38.9% of net sales, respectively. The increase in gross margin as a percentage of net sales was attributable to increased Wholesale segment gross margins as well as an increase in Retail net sales which carry higher gross margins than the Wholesale and Contract Manufacturing segments.

Operating expenses for the six months ended June 30, 2025 were $74.4 million, or 33.9% of net sales, compared to $69.7 million, or 33.0% of net sales for the six months ended June 30, 2024. The increase in operating expenses as a percentage of net sales during the six months ended June 30, 2025 compared to the year ago period was largely attributable to an increase in selling and logistics costs associated with an increase in Retail sales as well as an increase in digital marketing.

Income from operations for the six months ended June 30, 2025 was $15.9 million, or 7.2% of net sales, compared to $12.5 million, or 5.9% of net sales, for the same period a year ago. The increase in income from operations was primarily driven by an increase in gross margin in the current year period.

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

	Three Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$73,092	$68,258	$4,834	7.1%
Retail	29,746	26,110	3,636	13.9
Contract Manufacturing	2,809	3,890	(1,081)	(27.8)
Total Net Sales	$105,647	$98,258	$7,389	7.5%

Wholesale net sales for the three months ended June 30, 2025 were $73.1 million compared to $68.3 million for the three months ended June 30, 2024. The increase in Wholesale net sales was due to increased demand across several key styles and brands, supported by favorable weather conditions and a stronger inventory position throughout the second quarter of 2025. Additionally, as part of a strategic initiative, we continued to build upon the lifestyle component of our outdoor category to broaden our distribution and consumer reach.

Retail net sales for the three months ended June 30, 2025 were $29.7 million compared to $26.1 million for the three months ended June 30, 2024. The increase was attributed to an increase in our Lehigh CustomFit business, third-party marketplace net sales, and our own e-commerce website net sales. The increase in our Lehigh CustomFit business was attributed to a realignment of our sales organization in the first quarter of 2024, which allowed us to expand our customer base, positioning Lehigh for long-term growth starting in the latter half of 2024. Consumer spending among Lehigh CustomFit customers has also increased with improved subsidy utilization and an increase in average subsidy dollars in the second quarter of 2025 compared to the second quarter of 2024. These factors have largely offset supply chain and tariff pressures. The increase in third-party marketplace platforms was attributed to increased presence within the marketplace space and more competitive pricing. The increase in our e-commerce websites in the second quarter of 2025 compared to the year ago period was due to increased promotions and more competitive pricing on certain products as we continue to optimize our inventory position.

Contract Manufacturing net sales for the three months ended June 30, 2025 were $2.8 million compared to $3.9 million for the three months ended June 30, 2024. The decrease in Contract Manufacturing net sales was mainly attributed to no new U.S. Military contracts in 2025 as well as a decrease in contract manufacturing net sales.

	Three Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$29,478	$25,432	$4,046
Margin %	40.3%	37.3%	3.0%
Retail Margin $'s	$13,455	$12,234	$1,221
Margin %	45.2%	46.9%	(1.7)%
Contract Manufacturing Margin $'s	$348	$372	$(24)
Margin %	12.4%	9.6%	2.8%
Total Margin $'s	$43,281	$38,038	$5,243
Margin %	41.0%	38.7%	2.3%

Wholesale gross margin for the three months ended June 30, 2025 was $29.5 million, or 40.3% of net sales, compared to $25.4 million, or 37.3% of net sales, for the three months ended June 30, 2024. The higher Wholesale gross margin in the second quarter of 2025 compared to the second quarter 2024 was attributable to a more favorable product mix, manufacturing efficiencies, and strategic sourcing shifts in the second quarter of 2025 compared to the prior year period. The favorable shift in product mix is largely attributed to an on-going shift in our branded net sales mix, with our rubber-boot brands delivering stronger growth relative to the rest of the brands under our portfolio.

Retail gross margin for the three months ended June 30, 2025 was $13.5 million, or 45.2% of net sales, compared to $12.2 million, or 46.9% of net sales, for the three months ended June 30, 2024. The decrease in Retail gross margin as a percentage of net sales was attributable to Lehigh representing a larger portion of total Retail sales, which carry a lower margin than our e-commerce and third-party marketplace sales. The decrease in Retail margin can also be attributed to a decrease in margin on our e-commerce and third-party marketplace platforms, driven by increased promotional activity and more competitive pricing as we continued to optimize our inventory position.

Contract Manufacturing gross margin for the three months ended June 30, 2025 was $0.3 million, or 12.4% of net sales, compared to $0.4 million, or 9.6% of net sales, for the three months ended June 30, 2024. The increase in Contract Manufacturing gross margin was driven by fewer contract manufacturing sales, which are typically at a lower margin than our U.S. Military sales.

	Three Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
General and administrative	$27,650	$25,627	$2,023	7.9%
Sales and marketing	6,864	6,226	638	10.2
Depreciation and amortization	1,611	1,677	(66)	(3.9)
Operating Expenses	$36,125	$33,530	$2,595	7.7%
% of Net Sales	34.2%	34.1%	0.1%

Operating expenses for the three months ended June 30, 2025 were $36.1 million, or 34.2% of net sales, compared to $33.5 million, or 34.1% of net sales, for the three months ended June 30, 2024. The increase in operating expenses as a percentage of net sales was due to increases in selling costs associated with a higher volume of Retail sales in the current year period as well as incremental marketing investments.

	Three Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER:
Interest expense	$2,496	$6,131	$(3,635)	(59.3)%
Other (income) expense, net	23	-	23	100.0
Total Interest Expense and Other	$2,519	$6,131	$(3,612)	(58.9)%

Interest Expense and Other - net for the three months ended June 30, 2025 was $2.5 million compared to $6.1 million in the year ago period. The decrease in interest expense was largely due to a $2.6 million loan extinguishment charge in the second quarter of 2024 associated with a prepayment penalty and accelerated amortization of deferred financing fees in connection with paying off our previous term debt. The remaining $1.0 million decrease in interest expense in the second quarter of 2025 compared to the prior year period was due to a decrease in interest rates resulting from our debt refinance that occurred in April 2024 as well as lower debt levels.

	Three Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$1,029	$(380)	$1,409	(370.8)%
Effective Tax Rate	22.2%	23.4%	(1.3)%

The decrease in our effective tax rate in the second quarter of 2025 compared to the same year ago period was due to changes in our projected income generated from our international business.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

	Six Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$147,877	$148,050	$(173)	(0.1)%
Retail	66,386	56,517	9,869	17.5
Contract Manufacturing	5,457	6,597	(1,140)	(17.3)
Total Net Sales	$219,720	$211,164	$8,556	4.1%

Wholesale net sales for the six months ended June 30, 2025 were $147.9 million compared to $148.1 million for the six months ended June 30, 2024. The decrease in Wholesale net sales, was due to a blanket commercial military order that elevated sales in the first quarter of 2024. This decrease was partially offset by increased demand in select key styles, driven by favorable weather and the continued expansion of the lifestyle component within our outdoor category in the second quarter of 2025 compared to the second quarter of 2024.

Retail net sales for the six months ended June 30, 2025 were $66.4 million compared to $56.5 million for the six months ended June 30, 2024. The increase in Retail net sales for the first six months of 2025 was partially due to increased sales in our Lehigh CustomFit platform. The increase in our Lehigh CustomFit business was attributed to a realignment of our sales organization in the first quarter of 2024, which allowed us to expand our customer base, positioning Lehigh for long-term growth starting in the latter half of 2024. Consumer spending among Lehigh CustomFit customers has also increased with improved subsidy utilization and an increase in average subsidy dollars in the first half of 2025 compared to the first half of 2024. We also experienced an increase in sales through third-party marketplace platforms and owned e-commerce websites in the first six months of 2025 compared to the year ago period due to increased promotions and more competitive pricing on certain products as we continue to optimize our inventory position.

Contract Manufacturing net sales for the six months ended June 30, 2025 and 2024 were $5.5 million and $6.6 million, respectively. The decrease in sales during the current year period was due to no new contracts awarded with the U.S. Military and a decrease in our Contract Manufacturing sales.

	Six Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$59,588	$54,463	$5,125
Margin %	40.3%	36.8%	3.5%
Retail Margin $'s	$30,200	$27,036	$3,164
Margin %	45.5%	47.8%	(2.3)%
Contract Manufacturing Margin $'s	$501	$688	$(187)
Margin %	9.2%	10.4%	(1.2)%
Total Margin $'s	$90,289	$82,187	$8,102
Margin %	41.1%	38.9%	2.2%

Wholesale gross margin for the six months ended June 30, 2025 was $59.6 million of 40.3% of net sales, compared to $54.5 million, or 36.8% of net sales, for the six months ended June 30, 2024. The higher Wholesale gross margin in the first half of 2025 compared to the first half of 2024 was attributable to a more favorable product mix, manufacturing efficiencies, and strategic sourcing shifts in the first quarter of 2025 compared to the prior year period as well as the blanket commercial military order in the prior year period that elevated sales but carried a lower gross margin compared to other Wholesale sales. The favorable shift in product mix is largely attributed to an on-going shift in our branded net sales mix, with our rubber-boot brands delivering stronger growth relative to the rest of the brands under our portfolio.

Retail gross margin for the six months ended June 30, 2025 was $30.2 million, or 45.5% of net sales, compared to $27.0 million, or 47.8% of net sales, for the six months ended June 30, 2024. The decrease in gross margin as a percentage of net sales was attributable to a decrease in margin on our e-commerce and third-party marketplace platforms, driven by increased promotional activity and more competitive pricing as we continued to optimize our inventory position.

Contract Manufacturing gross margin for the six months ended June 30, 2025 was $0.5 million, or 9.2% of net sales, compared to $0.7 million, or 10.4% of net sales, for the six months ended June 30, 2024. The decrease in gross margin was driven by reduced economies of scale at our Puerto Rico manufacturing facility.

	Six Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
General and administrative	$56,643	$52,798	$3,845	7.3%
Sales and marketing	14,572	13,538	1,034	7.6
Depreciation and amortization	3,212	3,359	(147)	(4.4)
Total Operating Expenses	$74,427	$69,695	$4,732	6.8%
% of Net Sales	33.9%	33.0%	0.9%

Operating expenses for the six months ended June 30, 2025 were $74.4 million, or 33.9% of net sales, compared to $69.7 million, or 33.0% of net sales, for the six months ended June 30, 2024. The increase in operating expenses as a percentage of net sales was due to increases in selling and outbound logistics costs associated with a higher volume of Retail sales in the current year period as well as an increase in marketing investments.

	Six Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER:
Interest expense	$4,896	$10,642	$(5,746)	(54.0)%
Other income, net	(22)	143	(165)	(115.4)
Total Interest Expense and Other	$4,874	$10,785	$(5,911)	(54.8)%

Interest Expense and Other - net for the six months ended June 30, 2025 was $4.9 million compared to $10.8 million in the year ago period. The decrease in interest expense was partially due to a $2.6 million loan extinguishment charge during the first six months of 2024 associated with a prepayment penalty and accelerated amortization of deferred financing fees in connection with paying off our previous term debt. The remaining decrease in interest expense is due to lower interest rates resulting from our debt refinance that occurred April 2024 as well as lower debt levels.

	Six Months Ended
	June 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$2,438	$399	$2,039	511.0%
Effective Tax Rate	22.2%	23.4%	(1.2)%

The decrease in our effective tax rate in the first six months of 2025 compared to the same year ago period was due to changes in our projected income generated from our international businesses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are our income from operations, as well as access to the borrowing capacity under our ABL Facility. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. As of June 30, 2025, we maintained cash and cash equivalents of $2.8 million and had $45.7 million of availability under our ABL Facility. Our primary ongoing operating cash flow requirements are for inventory purchases and other working capital needs, capital expenditures and payments on our credit facilities.

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

In addition to our ABL Facility with outstanding borrowings of $103.6 million as of June 30, 2025, we also have a Term Facility with outstanding borrowings of $30.9 million as of June 30, 2025. Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. Additionally, the ABL Facility and Term Facility contain restrictions on the amount of dividend payments and the amount of share repurchases of common stock. As of June 30, 2025, we were in compliance with such covenants and restrictions under the ABL Facility and Term Facility. We may utilize portions of our excess cash to prepay certain amounts of long-term debt prior to maturity.

Our capital expenditures primarily relate to investments in information technology, molds and equipment associated with our manufacturing and distribution operations, merchandising fixtures and projects related to our corporate offices.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options.

As of June 30, 2025, our material cash requirements from known contractual obligations and commitments relate primarily to our long-term debt and operating leases commitments. See Note 8 - Long-Term Debt to the Unaudited Condensed Consolidated Financial Statement for more information. Based on our current expectations and forecasts of future earnings, we believe our cash generated from operations will provide sufficient liquidity to fund our operations and debt and lease obligations for the next twelve months and beyond.

Cash Flows

	Six Months Ended
	June 30,
($ in millions)	2025	2024
Operating activities	$2.0	$23.9
Investing activities	(3.9)	(0.4)
Financing activities	0.9	(23.8)
Net change in cash and cash equivalents	$(1.0)	$(0.3)

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $2.0 million and $23.9 million, respectively. Adjusting for noncash items, net income provided a cash in-flow of $16.3 million and $10.5 million for the six months ended June 30, 2025 and 2024, respectively. The net change in working capital and other assets and liabilities resulted in cash used by operating activities of $14.2 million for the six months ended June 30, 2025, compared to an increase in cash provided by operating activities of $13.4 million for the six months ended June 30, 2024.

An increase in inventory resulted in a use of cash of $20.1 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash used to purchase inventory was a result of the additional tariffs imposed during 2025 as well as increased purchases in order to meet estimated demand in the second half of the year.

A decrease in accounts receivable resulted in a source of cash of $6.1 million and $13.1 million for the six months ended June 30, 2025 and 2024, respectively. The change in cash provided by accounts receivable was due to an increase in sales for the second quarter of 2025 compared to the prior year period.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $3.9 million and $0.4 million, respectively. We invested $3.9 million and $2.1 million in capital expenditures for our manufacturing operations and information technology during the six months ended June 30, 2025 and 2024, respectively. The use of cash for the six months ended June 30, 2024 was offset by proceeds from the sale of the Servus brand, totaling $1.7 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2025 was $0.9 million compared to $23.8 million in net cash used in financing activities for the six months ended June 30, 2024. The current year net source of cash primarily related to proceeds from our revolving facility offset by payments on our term loan and dividend payments. The net use of cash for the six months ended June 30, 2024 primarily related to payments on our revolving facility and term loan.

On February 25, 2025, we announced a share repurchase program of up to $7,500,000 of the Company's outstanding common stock, no par value per share.

We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. See Note 13 - Commitments and Contingencies of our Unaudited Condensed Consolidated Financial Statements for further discussion of legal matters. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities, also known as "Variable Interest Entities." Additionally, we do not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed March 17, 2025) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (filed May 8, 2025), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional tariffs on products imported to the U.S. and trade actions taken by other countries may have a material, adverse impact on our business, financial condition and results of operations if we are unable to successfully implement new strategies to mitigate these actions.

We source products from manufacturers outside of the U.S., primarily China, Vietnam, the Dominican Republic, India, Cambodia and Mexico. In addition, we have manufacturing facilities in China and the Dominican Republic. In 2025, the U.S. government announced significant additional tariffs on products imported from various countries, including those countries where we primarily source our products. These additional tariffs, along with the unpredictability of any future delays, postponements, or other changes to these tariffs, and any actions taken by countries in the response thereto, pose a significant risk to our business operations, financial condition and results of operations, and may materially increase our cost of goods sold and reduce our gross margins. Additionally, the rapid changes in global trade policies may create consumer and economic uncertainty, which may reduce demand for our products and negatively impact our sales volume.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Repurchases of Common Stock

The following table sets forth information concerning the Company's purchases of common stock for the periods indicated:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs(2)

April 1, 2025 - April 30, 2025	-	-	$7,299,140
May 1, 2025 - May 31, 2025	-	-	7,299,140
June 1, 2025 - June 30, 2025	-	-	7,299,140
Total	-	-	$7,299,140

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

ITEM 5 - OTHER INFORMATION

Trading Plans

During the three months ended  June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 7, 2025	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)