Form 10-Q
period 2025-09-30
ROCKY BRANDS, INC.
filed 2025-11-06
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 7,493,687 shares of the Registrant's Common Stock outstanding on October 31, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,	September 30,
	2025	2024	2024
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,319	$3,719	$3,705
Trade receivables – net	82,564	71,983	77,130
Other receivables	96	1,028	177
Inventories – net	193,613	166,701	171,847
Prepaid expenses	5,658	3,008	5,205
Total current assets	285,250	246,439	258,064
LEASED ASSETS	4,890	6,030	6,705
PROPERTY, PLANT & EQUIPMENT – net	50,533	49,666	50,380
GOODWILL	47,844	47,844	47,844
IDENTIFIED INTANGIBLES – net	103,730	105,823	110,521
OTHER ASSETS	1,767	1,498	1,503
TOTAL ASSETS	$494,014	$457,300	$475,017

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$63,323	$58,069	$63,148
Current portion of long-term debt	8,361	8,361	8,361
Accrued expenses and other liabilities	32,471	23,977	20,845
Total current liabilities	104,155	90,407	92,354
LONG-TERM DEBT	130,684	120,376	141,929
LONG-TERM LEASE	2,183	3,537	4,232
DEFERRED INCOME TAXES	10,044	10,044	7,475
DEFERRED LIABILITIES	851	712	777
TOTAL LIABILITIES	247,917	225,076	246,767
SHAREHOLDERS' EQUITY:
Common stock, no par value;	-	-	-
25,000,000 shares authorized; issued and outstanding September 30, 2025 - 7,488,341; December 31, 2024 - 7,454,465; September 30, 2024 - 7,449,020
Additional paid-in-capital	75,449	73,866	73,537
Retained earnings	170,648	158,358	154,713
Total shareholders' equity	246,097	232,224	228,250
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$494,014	$457,300	$475,017

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET SALES	$122,540	$114,554	$342,260	$325,718
COST OF GOODS SOLD	73,264	70,908	202,695	199,886
GROSS MARGIN	49,276	43,646	139,565	125,832

OPERATING EXPENSES	37,541	33,575	111,968	103,271

INCOME FROM OPERATIONS	11,735	10,071	27,597	22,561

INTEREST EXPENSE AND OTHER – net	(2,493)	(3,180)	(7,367)	(13,964)

INCOME BEFORE INCOME TAX EXPENSE	9,242	6,891	20,230	8,597

INCOME TAX EXPENSE	2,030	1,612	4,468	2,011

NET INCOME	$7,212	$5,279	$15,762	$6,586

INCOME PER SHARE
Basic	$0.96	$0.71	$2.11	$0.89
Diluted	$0.96	$0.70	$2.10	$0.88

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,475	7,449	7,465	7,432
Diluted	7,543	7,503	7,511	7,479

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2023	7,412	$71,973	$151,582	$223,555

NINE MONTHS ENDED SEPTEMBER 30, 2024
Net income			$2,550	$2,550
Dividends paid on common stock ($0.155 per share)			(1,149)	(1,149)
Stock compensation expense	5	$339	-	339
BALANCE - March 31, 2024	7,417	$72,312	$152,983	$225,295

Net loss			$(1,243)	$(1,243)
Dividends paid on common stock ($0.155 per share)			(1,151)	(1,151)
Stock issued for options exercised, including tax benefits		$599	-	599
Stock compensation expense	6	312	-	312
BALANCE - June 30, 2024	7,423	$73,223	$150,589	$223,812

Net income			$5,279	$5,279
Dividends paid on common stock ($0.155 per share)			(1,155)	(1,155)
Stock compensation expense	26	$314	-	314
BALANCE - September 30, 2024	7,449	$73,537	$154,713	$228,250

BALANCE - December 31, 2024	7,454	$73,866	$158,358	$232,224

NINE MONTHS ENDED SEPTEMBER 30, 2025
Net income			$4,941	$4,941
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Repurchase of common stock	(10)	$(201)	-	(201)
Stock issued for options exercised, including tax benefits	1	19	-	19
Stock compensation expense	7	386	-	386
BALANCE - March 31, 2025	7,452	$74,070	$162,143	$236,213

Net income			$3,608	$3,608
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Stock compensation expense	9	$400	-	400
BALANCE - June 30, 2025	7,461	$74,470	$164,595	$239,065

Net income			$7,212	$7,212
Dividends paid on common stock ($0.155 per share)			(1,159)	(1,159)
Stock issued for options exercised, including tax benefits	20	$561	-	561
Stock compensation expense	7	418	-	418
BALANCE - September 30, 2025	7,488	$75,449	$170,648	$246,097

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,762	$6,586
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,329	7,805
Noncash lease expense	2,084	1,943
Stock compensation expense	1,204	965
Provision for bad debts	538	1,172
Amortization of debt issuance costs and loan fees	496	454
Loss on term loan extinguishment	-	1,111
Change in assets and liabilities:
Receivables	(10,186)	(1,217)
Contract receivables	-	927
Inventories	(26,912)	(2,646)
Other current assets	(2,651)	(1,843)
Other assets	(145)	(131)
Accounts payable	4,860	12,363
Operating lease liability	(2,139)	(1,931)
Accrued and other liabilities	6,175	2,150
Income taxes	2,299	1,591
Contract liabilities	-	(927)
Net cash (used in) provided by operating activities	(1,286)	28,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,709)	(3,170)
Proceeds from sale of business	-	1,700
Net cash used in investing activities	(5,709)	(1,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	39,187	128,394
Repayments on revolving credit facility	(23,000)	(118,713)
Proceeds on term loan	-	50,000
Repayments on term loan	(6,271)	(82,205)
Payments of debt issuance costs and loan fees	(229)	(2,287)
Proceeds from stock options	580	599
Repurchase of common stock	(201)	-
Dividends paid on common stock	(3,471)	(3,455)
Net cash provided by (used in) financing activities	6,595	(27,667)

DECREASE IN CASH AND CASH EQUIVALENTS	(400)	(765)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,719	4,470
END OF PERIOD	$3,319	$3,705

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

The accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the Unaudited Condensed Consolidated Financial Statements are considered to be of normal and recurring nature. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2024 Unaudited Condensed Consolidated Balance Sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2024, which includes all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain ASUs on its Unaudited Condensed Consolidated Financial Statements:

Standard	Description	Anticipated Adoption Periods	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This pronouncement requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid.	Q4 2025	The Company is still assessing the impact of the new accounting standard but does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This pronouncement requires expanded disclosures on comprehensive income to improve expenses and address requests from investors for more detailed information about the types of expenses.	Q4 2027 (fiscal year) Q1 2028 (interim period)	The Company is still assessing the impact of the new accounting standard on its consolidated financial statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This pronouncement modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and enhances disclosure requirements.	Q4 2028 (fiscal year) Q1 2029 (interim period)	The Company is still assessing the impact of the new accounting standard on its consolidated financial statements.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes modifications to the international tax framework and amends and extends several provisions of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, the deductibility of domestic research and development expenses, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the impact of the OBBBA and does not believe it will have a material impact on the Company's consolidated financial statements and related disclosures.

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

As of September 30, 2025, December 31, 2024, and September 30, 2024, there were no contract receivable or contract liability balances outstanding.

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

5. TRADE RECEIVABLES

We maintain an allowance for credit losses resulting from the inability of our customers to make required payments. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. Estimates of the allowance in any future period are inherently uncertain and actual allowances  may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. Trade receivables are presented net of the related allowance for credit losses of approximately $0.8 million, $1.0 million and $1.1 million at September 30, 2025,  December 31, 2024 and  September 30, 2024, respectively.

6. INVENTORY

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2025	2024	2024
Finished goods	$174,955	$149,328	$153,722
Raw materials	17,920	16,671	17,196
Work-in-process	738	702	929
Total	$193,613	$166,701	$171,847

The asset associated with our returns reserve included within inventories was approximately $0.9 million, as of  September 30, 2025, December 31, 2024 and September 30, 2024.

7. GOODWILL & IDENTIFIED INTANGIBLE ASSETS

There was no change in goodwill during the nine months ended September 30, 2025.

Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	September 30, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654	-	$(4,000)	$74,654
Intangible assets subject to amortization				-
Patents	895	$(872)	-	23
Customer relationships	41,659	(12,606)	-	29,053
Total intangible assets other than goodwill	$121,208	$(13,478)	$(4,000)	$103,730

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	December 31, 2024
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(863)	-	32
Customer relationships	41,659	(10,522)	-	31,137
Total intangible assets other than goodwill	$121,208	$(11,385)	$(4,000)	$105,823

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	September 30, 2024
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		-	$78,654
Intangible assets subject to amortization
Patents	895	$(859)	-	36
Customer relationships	41,659	(9,828)	-	31,831
Total intangible assets other than goodwill	$121,208	$(10,687)	-	$110,521

The weighted average remaining life of patents and customer relationships is 2.6 years and 10.5 years, respectively.

Amortization expense for intangible assets subject to amortization for each of the three months ended September 30, 2025 and 2024 was $0.7 million. Amortization expense for intangible assets subject to amortization for the nine months ended  September 30, 2025 and 2024 was $2.1 million.

As of September 30, 2025, a schedule of approximate expected remaining amortization expense related to intangible assets for the years ending December 31 is as follows:

		Amortization
($ in thousands)	Year	Expense
	2025	$698
	2026	2,788
	2027	2,785
	2028	2,781
	2029	2,779
	2030+	17,245
	Total	$29,076

8. LONG-TERM DEBT

On April 26, 2024, we refinanced our previous term debt and asset-based lending credit facilities by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivable and inventory balances. As of  September 30, 2025, we had borrowing capacity of $40.1 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

The April 26, 2024 refinance of debt resulted in a $2.6 million expense within Interest Expense and Other - net in the accompanying Unaudited Combined Condensed Statements of Operations, consisting of a $1.1 million loss on term loan extinguishment and a $1.5 million term loan prepayment penalty for the nine months ended September 30, 2024. The $1.1 million loss on term loan extinguishment is included as a noncash adjustment to net income and the $1.5 million prepayment penalty is included within Repayments of long-term debt in the accompanying Unaudited Combined Condensed Statements of Cash Flows for the nine months ending September 30, 2024.

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

Revolver Pricing Level	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

In connection with the ABL Agreement, we paid certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2025	2024	2024
Term Facility that matures in 2029 with an effective interest rate of 7.67% as of September 30, 2025, 10.47% as of December 31, 2024 and 8.82% as of September 30, 2024, respectively	$28,852	$35,123	$47,213
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 6.06% as of September 30, 2025, 6.24% as of December 31, 2024 and 6.76% as of September 30, 2024, respectively	110,800	91,300	105,000
Prime borrowings with an effective interest rate of 7.71% as of September 30, 2025, 7.77% as of December 31, 2024 and 8.47% as of September 30, 2024, respectively	1,265	4,577	470
Total debt	140,917	131,000	152,683
Less: Unamortized debt issuance costs	(1,872)	(2,263)	(2,393)
Total debt, net of debt issuance costs	139,045	128,737	150,290
Less: Debt maturing within one year	(8,361)	(8,361)	(8,361)
Long-term debt	$130,684	$120,376	$141,929

A schedule of debt payments for the next five years is as follows:

		Debt Payment
($ in thousands)	Year	Schedule
	2025	$2,090
	2026	8,361
	2027	8,361
	2028	8,361
	2029	113,744
	Total	$140,917

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. As of September 30, 2025, we were in compliance with all credit facility covenants. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments and share repurchases. As of September 30, 2025, the Company was in compliance with the amounts paid on dividends and share repurchases in accordance with our credit facilities.

We were in compliance with all applicable credit facility covenants under our previous term debt and asset-based lending credit facility through April 26, 2024, the date on which we refinanced such debt.

9. TAXES

The effective tax rate for the three months ended September 30, 2025 and 2024 was 22.0% and 23.4%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 22.1% and 23.4%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate, including projected income from our domestic and international businesses, for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2019 through 2024 remain open to examination by most taxing authorities.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three and nine months ended September 30, 2025 and 2024. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

10. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted EPS computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in thousands)	2025	2024	2025	2024

Basic - weighted average shares outstanding	7,475	7,449	7,465	7,432
Dilutive restricted share units	54	26	36	22
Dilutive stock options	14	28	10	25
Diluted - weighted average shares outstanding	7,543	7,503	7,511	7,479
Anti-dilutive securities	127	65	147	103

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024

Interest paid	$7,021	$13,376

Federal, state, and local income taxes paid, net	$1,649	$226

Property, plant, and equipment purchases in accounts payable	$395	$944

Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$944	$862

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

Retail. In our Retail segment, we market directly to consumers through our Lehigh business-to-business platform, consumer e-commerce websites, third-party marketplaces, and our Rocky Outdoor Gear Store. Through our outdoor gear store, we generally sell first quality or discontinued products in addition to a limited amount of factory damaged goods, which typically carry lower gross margins.

Contract Manufacturing. In our Contract Manufacturing segment, we include sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

Net sales to foreign countries represented approximately 2.9% and 4.8% of net sales for the three months ended  September 30, 2025 and 2024, respectively. Net sales to foreign countries represented approximately 2.8% and 3.2% of net sales for the nine months ended  September 30, 2025 and 2024, respectively.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer (CEO), who evaluates operating results and performance based on net sales and gross margin. Our CODM also uses results of net sales and gross margin to evaluate segment performance and allocate resources as the primary metrics for overall segment evaluation. Operating expenses such as warehousing, distribution, marketing and other key activities supporting our operations are integrated to maximize efficiency and productivity; therefore, we do not include these expenses within our segment results but instead review them at the consolidated level.

The following is a summary of segment results for the Wholesale, Retail and Contract Manufacturing segments for the  three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
NET SALES:
Wholesale	$89,117	$84,033	$236,993	$232,082
Retail	29,518	26,771	95,905	83,288
Contract Manufacturing	3,905	3,750	9,362	10,348
Total Net Sales	$122,540	$114,554	$342,260	$325,718

COST OF GOODS SOLD:
Wholesale	$53,937	$52,519	$142,226	$146,105
Retail	15,693	15,088	51,879	44,569
Contract Manufacturing	3,634	3,301	8,590	9,212
Total Cost of Goods Sold	$73,264	$70,908	$202,695	$199,886

GROSS MARGIN:
Wholesale	$35,180	$31,514	$94,768	$85,977
Retail	13,825	11,683	44,025	38,719
Contract Manufacturing	271	449	772	1,136
Total Gross Margin	$49,276	$43,646	$139,565	$125,832

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

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022 associated with brands acquired through an acquisition in the first quarter of 2021. As a result of the misclassification of HTS codes on these products, we believe that we have paid duties in excess of the expected amount due. We have the potential to recover the total amount of overpaid duties resulting in an estimated potential refund of approximately $7.9 million, of which we have received $5.1 million to date. No refunds were received for the nine months ended September 30, 2025 and September 30, 2024. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying Unaudited Condensed Consolidated Balance Sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

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

Our business is subject to a highly evolving and everchanging macroeconomic environment, including changes in tariffs, taxes and industry changes. In 2025, the U.S. government announced significant additional tariffs on products imported from various countries, including those countries where we primarily source our products. To help mitigate the potential adverse business impacts these additional tariffs may have on our business, we began to implement sourcing shifts to leverage our own manufacturing facilities in the Dominican Republic and Puerto Rico.

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

During the third quarter of 2025, we experienced an increase in net sales over the third quarter of 2024. This increase was attributable to an increase in net sales across all three of our reportable segments, Wholesale, Retail and Contact Manufacturing. Overall gross margin improved over the past year, driven by an increase in both our Wholesale segment gross margin and our Retail segment gross margin. The increase in Wholesale gross margin as a percentage of net sales compared to the prior year period was largely due to favorable shifts in product mix and price increases. The favorable shift in product mix was largely attributed to an on-going shift in our branded net sales mix, with our rubber-boot brands delivering stronger growth relative to the rest of the brands in our portfolio. The increase in Retail segment gross margin was largely driven by price increases during the third quarter of 2025.

Our operating expenses as a percentage of net sales increased for the three and nine months ending September 30, 2025 compared to the three and nine months ending September 30, 2024 due to an increase in outbound logistics costs, an increase in Retail sales, as well as an increase in marketing investments. Sales under our Retail segment are generally subject to higher selling costs relative to those costs incurred under our Wholesale and Contract Manufacturing segments. In addition to the increased costs associated with Retail sales, we made incremental investments in traditional and digital marketing during the three and nine months ended September 30, 2025 to drive sales growth.

Interest expense declined for the three and nine months ending September 30, 2025 compared to the same periods in 2024 due to continued debt repayments over the past twelve months, which have reduced the overall outstanding principal balances, as well as a decrease in interest rates.

The increase in inventory as of September 30, 2025 compared to September 30, 2024 was primarily due to an increase in cost of inventory as a result of the tariffs imposed in 2025.

THIRD QUARTER 2025 FINANCIAL HIGHLIGHTS COMPARED TO THIRD QUARTER 2024

●	Net sales increased 7.0% to $122.5 million
●	Gross margin increased 210-basis points to 40.2%
●	Inventories increased 12.7% to $193.6 million
●	Total debt decreased 7.5% to $139.0 million

YEAR TO DATE 2025 FINANCIAL HIGHLIGHTS COMPARED TO YEAR TO DATE 2024

●	Net sales increased 5.1% to $342.3 million
●	Gross margin increased 220-basis points to 40.8%
●	Operating income as a percentage of net sales increased 120-basis points to $27.6 million
●	Net income increased to $15.8 million, or $2.10 per diluted share

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our Annual Report on Form 10-K for the year ended December 31, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Net sales	$122,540	$114,554	$342,260	$325,718
Cost of goods sold	73,264	70,908	202,695	199,886
Gross margin	49,276	43,646	139,565	125,832
Operating expenses	37,541	33,575	111,968	103,271
Income from operations	$11,735	$10,071	$27,597	$22,561

Net sales increased to $122.5 million in the third quarter of 2025 compared to $114.6 million in the third quarter of 2024. The increase in net sales in the current year quarter compared to the prior year quarter was due to an increase in net sales across all of our reportable segments: Wholesale, Retail and Contract Manufacturing.

Gross margin in the third quarter of 2025 was $49.3 million, or 40.2% of net sales, compared to $43.6 million, or 38.1% of net sales, in the third quarter of 2024. The increase in gross margin as a percentage of net sales was attributed to price increases and a favorable shift in product mix, fueled by an on-going shift in our branded net sales mix with our rubber-boot brands delivering stronger growth relative to the rest of the brands in our portfolio.

Operating expenses for the third quarter of 2025 were $37.5 million, or 30.6% of net sales, compared to $33.6 million, or 29.3% of net sales, for the third quarter of 2024. The increase in operating expenses as a percentage of net sales was due to higher outbound logistics costs along with higher selling costs associated with the increase in Retail sales, and incremental investments in marketing.

Income from operations for the third quarter of 2025 was $11.7 million, or 9.6% of net sales, compared to $10.1 million, or 8.8% of net sales, in the year ago period. The increase in income from operations was primarily driven by the increase in gross margin for the three months ended September 30, 2025, compared to the year ago period.

Net sales for the nine months ended September 30, 2025 increased to $342.3 million compared to $325.7 million for the nine months ended September 30, 2024. The increase in net sales was due to an increase in Retail segment net sales for the nine months ended September 30, 2025 compared to the prior year period, partially offset by a decrease in Wholesale and Contract Manufacturing net sales.

Year-to-date gross margin for 2025 and 2024 was $139.6 million, or 40.8% of net sales, and $125.8 million, or 38.6% of net sales, respectively. The increase in gross margin as a percentage of net sales was attributable to increased Wholesale segment gross margins as well as an increase in Retail net sales which carry higher gross margins than the Wholesale and Contract Manufacturing segments.

Operating expenses for the nine months ended September 30, 2025 were $112.0 million, or 32.7% of net sales, compared to $103.3 million, or 31.7% of net sales, for the nine months ended September 30, 2024. The increase in operating expenses as a percentage of net sales during the nine months ended September 30, 2025 compared to the year ago period was largely attributable to an increase in selling and logistics costs associated with an increase in Retail sales as well as an increase in digital marketing.

Income from operations for the nine months ended September 30, 2025 was $27.6 million, or 8.1% of net sales, compared to $22.6 million, or 6.9% of net sales, for the same period a year ago. The increase in income from operations was primarily driven by an increase in gross margin in the current year period.

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

	Three Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$89,117	$84,033	$5,084	6.1%
Retail	29,518	26,771	2,747	10.3
Contract Manufacturing	3,905	3,750	155	4.1
Total Net Sales	$122,540	$114,554	$7,986	7.0%

Wholesale net sales for the three months ended September 30, 2025 were $89.1 million compared to $84.0 million for the three months ended September 30, 2024. The increase in Wholesale net sales was due to increased demand across several key styles and brands coupled with a tariff related price increase. Additionally, as part of a strategic initiative, we continued to build upon the lifestyle component of our outdoor category to broaden our distribution and consumer reach.

Retail net sales for the three months ended September 30, 2025 were $29.5 million compared to $26.8 million for the three months ended September 30, 2024. The increase was attributed to an increase in our Lehigh CustomFit business and third-party marketplace net sales. We experienced an increase in our Lehigh CustomFit business as we continue to make operational improvements to our CustomFit website and increase product offerings. Additionally, consumer spending among Lehigh CustomFit customers has continued to increase with improved subsidy utilization in the third quarter of 2025 compared to the third quarter of 2024. These factors have largely offset supply chain and tariff pressures. The increase in third-party marketplace platforms was attributed to increased presence within the marketplace space as well as price increases.

Contract Manufacturing net sales for the three months ended September 30, 2025 were $3.9 million compared to $3.8 million for the three months ended September 30, 2024. The increase in Contract Manufacturing net sales was mainly attributed to an increase in private label sales as no additional contracts were awarded from the U.S. Military in the current year.

	Three Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$35,180	$31,514	$3,666
Margin %	39.5%	37.5%	2.0%
Retail Margin $'s	$13,825	$11,683	$2,142
Margin %	46.8%	43.6%	3.2%
Contract Manufacturing Margin $'s	$271	$449	$(178)
Margin %	6.9%	12.0%	(5.1)%
Total Margin $'s	$49,276	$43,646	$5,630
Margin %	40.2%	38.1%	2.1%

Wholesale gross margin for the three months ended September 30, 2025 was $35.2 million, or 39.5% of net sales, compared to $31.5 million, or 37.5% of net sales, for the three months ended September 30, 2024. The higher Wholesale gross margin in the third quarter of 2025 compared to the third quarter 2024 was attributable to a more favorable product mix and price increases in the third quarter of 2025 compared to the prior year period. The favorable shift in product mix was largely attributed to an on-going shift in our branded net sales mix, with our rubber-boot brands delivering stronger growth relative to the rest of the brands in our portfolio.

Retail gross margin for the three months ended September 30, 2025 was $13.8 million, or 46.8% of net sales, compared to $11.7 million, or 43.6% of net sales, for the three months ended September 30, 2024. The increase in Retail gross margin as a percentage of net sales was attributable to our third-party marketplace sales and e-commerce sales, which carry higher margins than our Lehigh CustomFit sales as well as price increases in the third quarter of 2025.

Contract Manufacturing gross margin for the three months ended September 30, 2025 was $0.3 million, or 6.9% of net sales, compared to $0.4 million, or 12.0% of net sales, for the three months ended September 30, 2024. The decrease in gross margin was driven by reduced economies of scale at our Puerto Rico manufacturing facility.

	Three Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
General and administrative	$28,023	$25,467	$2,556	10.0%
Sales and marketing	7,825	6,483	1,342	20.7
Depreciation and amortization	1,693	1,625	68	4.2
Operating Expenses	$37,541	$33,575	$3,966	11.8%
% of Net Sales	30.6%	29.3%	1.3%

Operating expenses for the three months ended September 30, 2025 were $37.5 million, or 30.6% of net sales, compared to $33.6 million, or 29.3% of net sales, for the three months ended September 30, 2024. The increase in operating expenses as a percentage of net sales was due to increases in outbound logistics costs and selling costs associated with a higher volume of Retail sales in the current year period as well as incremental marketing investments.

	Three Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER:
Interest expense	$2,564	$3,328	$(764)	(23.0)%
Other income, net	(71)	(148)	77	52.0%
Total Interest Expense and Other	$2,493	$3,180	$(687)	(21.6)%

Interest Expense and Other - net for the three months ended September 30, 2025 was $2.5 million compared to $3.2 million in the year ago period. The decrease in interest expense was due to lower debt levels as well as a decrease in interest rates.

	Three Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$2,030	$1,612	$418	25.9%
Effective Tax Rate	22.0%	23.4%	(1.4)%

The decrease in our effective tax rate in the third quarter of 2025 compared to the year ago period was primarily due to the mix of earnings between the United States and our international subsidiaries.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$236,993	$232,082	$4,911	2.1%
Retail	95,905	83,288	12,617	15.1
Contract Manufacturing	9,362	10,348	(986)	(9.5)
Total Net Sales	$342,260	$325,718	$16,542	5.1%

Wholesale net sales for the nine months ended September 30, 2025 were $237.0 million compared to $232.1 million for the nine months ended September 30, 2024. The increase in Wholesale net sales was due to increased demand across several key styles and brands. Additionally, as part of a strategic initiative, we continued to build upon the lifestyle component of our outdoor category to broaden our distribution and consumer reach.

Retail net sales for the nine months ended September 30, 2025 were $95.9 million compared to $83.3 million for the nine months ended September 30, 2024. The increase in Retail net sales for the first nine months of 2025 was due to increased sales in our Lehigh CustomFit business, third-party marketplace net sales, and our own e-commerce website net sales. The increase in our Lehigh CustomFit business was attributed to a realignment of our sales organization in the first quarter of 2024, which allowed us to expand our customer base, positioning Lehigh for long-term growth starting in the latter half of 2024. Consumer spending among Lehigh CustomFit customers has also increased with improved subsidy utilization and an increase in average subsidy dollars in the first nine months of 2025 compared to the year ago period. We also experienced an increase in sales through third-party marketplace platforms and owned e-commerce websites in the first nine months of 2025 compared to the year ago period due to increased promotions and more competitive pricing on certain products as we continue to optimize our inventory position.

Contract Manufacturing net sales for the nine months ended September 30, 2025 and 2024 were $9.4 million and $10.3 million, respectively. The decrease in sales during the current year period was due to no new contracts awarded from the U.S. Military in 2025, partially offset by an increase in private label net sales.

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$94,768	$85,977	$8,791
Margin %	40.0%	37.0%	3.0%
Retail Margin $'s	$44,025	$38,719	$5,306
Margin %	45.9%	46.5%	(0.6)%
Contract Manufacturing Margin $'s	$772	$1,136	$(364)
Margin %	8.2%	11.0%	(2.8)%
Total Margin $'s	$139,565	$125,832	$13,733
Margin %	40.8%	38.6%	2.2%

Wholesale gross margin for the nine months ended September 30, 2025 was $94.8 million or 40.0% of net sales, compared to $86.0 million, or 37.0% of net sales, for the nine months ended September 30, 2024. The higher Wholesale gross margin in the first nine months of 2025 compared to the first nine months of 2024 was attributable to a more favorable product mix as well as the blanket commercial military order in the prior year period that elevated sales but carried a lower gross margin compared to other Wholesale sales. The favorable shift in product mix was largely attributed to an on-going shift in our branded net sales mix, with our rubber boot brands delivering stronger growth relative to the rest of the brands in our portfolio.

Retail gross margin for the nine months ended September 30, 2025 was $44.0 million, or 45.9% of net sales, compared to $38.7 million, or 46.5% of net sales, for the nine months ended September 30, 2024. The decrease in gross margin as a percentage of net sales was attributable to a decrease in margin on our third-party marketplace platforms, driven by increased promotional activity and more competitive pricing as we continued to optimize our inventory position during the first half of 2025 prior to our price increase going into effect in the third quarter of 2025.

Contract Manufacturing gross margin for the nine months ended September 30, 2025 was $0.8 million, or 8.2% of net sales, compared to $1.1 million, or 11.0% of net sales, for the nine months ended September 30, 2024. The decrease in gross margin was driven by reduced economies of scale at our Puerto Rico manufacturing facility.

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES:
General and administrative	$84,667	$78,266	$6,401	8.2%
Sales and marketing	22,396	20,021	2,375	11.9
Depreciation and amortization	4,905	4,984	(79)	(1.6)
Total Operating Expenses	$111,968	$103,271	$8,697	8.4%
% of Net Sales	32.7%	31.7%	1.0%

Operating expenses for the nine months ended September 30, 2025 were $112.0 million, or 32.7% of net sales, compared to $103.3 million, or 31.7% of net sales, for the nine months ended September 30, 2024. The increase in operating expenses as a percentage of net sales was due to increases in selling and outbound logistics costs associated with a higher volume of Retail sales in the current year period as well as an increase in marketing investments.

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER:
Interest expense	$7,459	$13,969	$(6,510)	(46.6)%
Other income, net	(92)	(5)	(87)	(1740.0)%
Total Interest Expense and Other	$7,367	$13,964	$(6,597)	(47.2)%

Interest Expense and Other - net for the nine months ended September 30, 2025 was $7.4 million compared to $14.0 million in the year ago period. The decrease in interest expense was partially due to a $2.6 million loan extinguishment charge during the first six months of 2024 associated with a prepayment penalty and accelerated amortization of deferred financing fees in connection with paying off our previous term debt. The remaining decrease in interest expense was due to lower interest rates resulting from our debt refinance that occurred April 2024 as well as lower debt levels.

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$4,468	$2,011	$2,457	122.2%
Effective Tax Rate	22.1%	23.4%	(1.3)%

The decrease in our effective tax rate in the first nine months of 2025 to 22.1% from 23.4% in the year ago period was primarily due to the mix of earnings between the United States and our international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are our income from operations, as well as access to the borrowing capacity under our ABL Facility. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. As of September 30, 2025, we maintained cash and cash equivalents of $3.3 million and had $40.1 million of availability under our ABL Facility. Our primary ongoing operating cash flow requirements are for inventory purchases and other working capital needs, capital expenditures and payments on our credit facilities.

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

In addition to our ABL Facility with outstanding borrowings of $112.1 million as of September 30, 2025, we also have a Term Facility with outstanding borrowings of $28.9 million as of September 30, 2025. Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. Additionally, the ABL Facility and Term Facility contain restrictions on the amount of dividend payments and the amount of share repurchases of common stock. As of September 30, 2025, we were in compliance with such covenants and restrictions under the ABL Facility and Term Facility. We may utilize portions of our excess cash to prepay certain amounts of long-term debt prior to maturity.

Our capital expenditures primarily relate to investments in information technology, molds and equipment associated with our manufacturing and distribution operations, merchandising fixtures and projects related to our corporate offices.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options.

As of September 30, 2025, our material cash requirements from known contractual obligations and commitments relate primarily to our long-term debt and operating leases commitments. See Note 8 - Long-Term Debt to the Unaudited Condensed Consolidated Financial Statement for more information. Based on our current expectations and forecasts of future earnings, we believe our cash generated from operations will provide sufficient liquidity to fund our operations and debt and lease obligations for the next twelve months and beyond.

Cash Flows

	Nine Months Ended
	September 30,
($ in millions)	2025	2024
Operating activities	$(1.3)	$28.4
Investing activities	(5.7)	(1.5)
Financing activities	6.6	(27.7)
Net change in cash and cash equivalents	$(0.4)	$(0.8)

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2025 was $1.3 million and cash provided by operating activities for the nine months ended September 30, 2024 was $28.4 million. Adjusting for noncash items, net income provided a cash in-flow of $27.4 million and $20.0 million for the nine months ended September 30, 2025 and 2024, respectively. The net change in working capital and other assets and liabilities resulted in cash used by operating activities of $28.7 million for the nine months ended September 30, 2025, compared to an increase in cash provided by operating activities of $8.3 million for the nine months ended September 30, 2024.

An increase in inventory resulted in a use of cash of $26.9 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used to purchase inventory was a result of the additional tariffs imposed during 2025 as well as increased purchases in order to meet estimated demand for the fourth quarter of 2025.

An increase in accounts receivable resulted in a use of cash of $10.2 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively. The change in cash used in accounts receivable was due to an increase in sales in the third quarter of 2025 over the prior year end when compared to the third quarter of 2024.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $5.7 million and $1.5 million, respectively. We invested $5.7 million and $3.2 million in capital expenditures for our manufacturing operations and information technology during the nine months ended September 30, 2025 and 2024, respectively. The use of cash for the nine months ended September 30, 2024 was offset by proceeds from the sale of the Servus brand, totaling $1.7 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2025 was $6.6 million compared to $27.7 million in net cash used in financing activities for the nine months ended September 30, 2024. The current year net source of cash primarily related to proceeds from our revolving credit facility offset by payments on our term loan and dividend payments. The net use of cash for the nine months ended September 30, 2024 primarily related to payments on our revolving credit facility and term loan offset by proceeds from our revolving credit facility and term loan.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, increases or changes in duties and tariffs in countries of import and export, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed March 17, 2025) and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2025 (filed May 8, 2025) and June 30, 2025 (filed August 7, 2025), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Repurchases of Common Stock

The following table sets forth information concerning the Company's purchases of common stock for the periods indicated:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs(2)

July 1, 2025 - July 31, 2025	-	-	$7,299,140
August 1, 2025 - August 31, 2025	-	-	7,299,140
September 1, 2025 - September 30, 2025	-	-	7,299,140
Total	-	-	$7,299,140

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

ITEM 5 - OTHER INFORMATION

Trading Plans

During the three months ended  September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: November 6, 2025	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)