Form 10-K
period 2025-12-31
ROCKY BRANDS, INC.
filed 2026-03-11
CIK 895456

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter was $159,623,943, determined using a per share closing price of $22.19, as quoted by Nasdaq on that date.

There were 7,536,488 shares of the registrant's Common Stock outstanding on February 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

PART I

ITEM 1. BUSINESS.

All references to "we," "us," "our," "Rocky Brands," or the "Company" in this Annual Report on Form 10-K mean Rocky Brands, Inc. and our subsidiaries.

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names, including The Original Muck Boot Company ("Muck"), XTRATUF, Rocky, Durango, Georgia Boot, Lehigh CustomFit ("Lehigh"), Ranger, and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional, and durable footwear and our products are organized around six target markets: work, outdoor, western, commercial military, duty, and military. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $45.00 for our value priced products to $680.00 for our premium products. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

The Company's portfolio of brands is organized into the following reportable segments, in which our products are distributed:

●	Wholesale
●	Retail
●	Contract Manufacturing

Wholesale

We distribute Muck, XTRATUF, Rocky, Durango, Georgia Boot, Lehigh, Ranger, and Michelin products through a wide range of Wholesale distribution channels throughout the world. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers, and online retailers. As of December 31, 2025 , our products were offered for sale in thousands of  retail locations across the U.S. and Canada as well as several international markets, such as Europe.

We sell to wholesale accounts in the U.S. through a dedicated in-house sales team, and exclusive, as well as independent, sales representatives who carry our branded products and other non-competing products. Our sales force is organized around major accounts, including Amazon, Boot Barn, Tractor Supply Company, and Bass Pro, and around our target markets: work, outdoor, western, commercial military, duty, and military. Our sales force is also organized around brands, regions and customers to target a broad range of distribution channels. All our salespeople actively call on their retail customer base to educate them on the quality, comfort, technical features, and breadth of our product lines and to ensure that our products are displayed effectively at retail locations.

Our Wholesale distribution channels vary by market:

●	Our work-related products are sold primarily through work-related retailers, farm and ranch stores, specialty safety stores, independent shoe stores, hardware stores, and online retailers;

●	Our outdoor products are sold primarily through sporting goods stores, outdoor specialty stores, online retailers, and mass merchants;

●	Our western products are sold through western stores, work stores, specialty farm and ranch stores, online retailers, and fashion-oriented footwear retailers;

●	Our commercial military products are sold primarily through base exchanges, such as the Army Air Force Exchange Store (AAFES) and consumer e-commerce websites; and

●	Our duty products are sold primarily through uniform stores, and online retailers.

Retail

We market products directly to consumers through three retail strategies:

●	Lehigh business-to-business including direct sales and through our CustomFit websites;

●	Consumer e-commerce websites (B2C) and third-party marketplaces; and

●	Our Rocky Outdoor Gear Store.

Lehigh

We sell our Lehigh brand of safety shoes along with in-house and third-party branded work product to our business customers directly through our CustomFit websites, which are tailored to the specific needs of our customers. Our customers' employees order directly through their employers established CustomFit website, and the footwear is delivered directly to the customer via a common freight carrier.

Websites

We sell our product lines on our websites at muckbootcompany.com, xtratuf.com, rockyboots.com, durangoboot.com, georgiaboot.com, lehighoutfitters.com, lehighsafetyshoes.com, and slipgrips.com, as well as through online third-party marketplaces. We believe that our internet presence allows us to showcase the breadth and depth of our product lines in each of our target markets and enables us to educate our consumers about the unique technical features of our products.

Outdoor Gear Store

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

Brands and Product Lines

Our products are marketed under eight well-recognized, proprietary brands: Muck, XTRATUF, Rocky, Durango, Georgia Boot, Lehigh, and Ranger, in addition to the licensed brand Michelin.

Muck

Muck was founded in 1999 and has pioneered the premium rubber and neoprene boot category by delivering high quality, innovative, weatherproof, and comfortable products. Our current line of Muck footwear products is offered at suggested U.S. retail price points ranging from  $65.00 to  $250.00 . Through widespread consumer validation in the farm, agriculture, hunt, and equestrian markets, Muck has been able to expand to new markets such as outdoor, gardening, industrial, and general work, as well as to new international regions such as the U.K., Norway, and Germany to reach new consumers. Both new and existing consumer groups have welcomed line extensions from the brand as the total catalog expands beyond its core offering into premium leather and other new footwear categories.

XTRATUF

Since the early 1950s, XTRATUF has been a leading outfitter in the commercial, sport, and recreational fishing market, having provided fishermen with capable, comfortable, and reliable footwear for use in the harshest conditions. With roots in Alaska and continued widespread use by those who live there, the XTRATUF brand has been able to expand to other regions throughout North America and most recently in the U.K. and Japan. Fueled by the strong growth in the outdoor market, particularly white boat lifestyle and sport fishing, the brand has been adopted by non-fishermen seeking quality, functional footwear. Our current line of XTRATUF footwear products is offered at suggested U.S. retail price points ranging from $45.00  to  $205.00 .

Rocky

Rocky, established in 1979, is our premium priced line of branded footwear, apparel, and accessories. We currently design Rocky products for each of our six target markets and offer our products at a range of suggested U.S. retail price points: $85.00 to $439.00 for our footwear products; and $18.00 to $160.00 for our apparel and accessory lines.

The Rocky brand originally targeted outdoor enthusiasts, particularly hunters, and has since become a market leader in the hunting and rugged casual category. In 2002, we also extended into hunting apparel, including jackets, pants, gloves, and caps. Our Rocky products for hunters and other outdoor enthusiasts are designed for specific weather conditions and the diverse terrains of North America. These products incorporate a range of technical features and designs such as waterproof breathable fabric, 3M Thinsulate insulation, nylon Cordura fabric and camouflaged uppers featuring either Venator, Mossy Oak or Realtree patterns. We use rugged outsoles made by industry leaders like Vibram, as well as our own proprietary design features, to make the products durable and easy to wear.

In 2002, we introduced Rocky work footwear designed for varying weather conditions or difficult terrain, particularly for people who make their living outdoors such as those in lumber, forestry, construction, and oil & gas occupations. These products typically include many of the proprietary features and technologies that we incorporate in our hunting and outdoor products.

We have introduced western influenced work boots for farmers and ranchers. Most of these products are waterproof, come in soft toe and safety toe options, and utilize our proprietary comfort systems.

We also produce Rocky duty and commercial military, public service footwear targeting law enforcement professionals, military, security workers, fire industry professionals, and postal service employees, and we have established leading market share positions in these categories.

Durango

Durango Boots was established in 1966 and manufactures premium western footwear for men, women, and kids. For over half a century, Durango has earned a reputation for building authentic western boots using exceptional materials and innovative constructions. Our current line of Durango products is offered at suggested U.S. retail price points ranging from  $90.00  to  $680.00 . Our brand portfolio categories include work-western, farm and ranch, western-performance, premium exotics, fashion-forward, and casual wear.

Many of our western products are marketed to core western and aspirational western consumers who have an affinity and loyalty to the western lifestyle. Such products include high-performance technologies that include our patented Dually Shank System, which provides twice the torsion stability and midfoot support, and various footbeds that offer flexibility, comfort, and support for immediate gratification.

Georgia Boot

Georgia Boot was launched in 1937 and is our moderately priced, high-quality line of work and rugged lifestyle footwear. Georgia Boot footwear is sold at suggested U.S. retail price points ranging from  $115.00  to $285.00 . This line of products primarily targets blue collar workers across various trades, including construction, logging, warehousing, landscaping and farming. Many of our boots incorporate safety toes and non-slip outsoles to prevent injuries in the workplace. We also offer other more specialized protective features, such as puncture resistance, as well as metatarsal guards that protect wearers’ feet from heavy objects. Each boot is designed to meet the demands of specific trades while also integrating cutting-edge technology and materials to create the most comfortable and durable footwear that is tough enough to handle the rigors found on job sites across America.

Lehigh

The Lehigh brand was established in 1922 as a high-quality line of occupational safety footwear that later expanded into a full-service program offering. While still manufacturing and selling branded core product, the brand primarily focuses on providing managed employee programs to companies that require and provide subsidies to their employees to wear safety footwear and prescription safety eyewear. Most of the footwear incorporates a protective toe and can include a metatarsal guard, puncture-resistant, slip-resistant outsole and special materials to combat caustic substances. Lehigh offers an extensive selection of footwear styles to fit any work environment and also offers prescription safety eyewear that meets OSHA safety standards. Lehigh’s unique business model provides companies with customizations to fit their needs and digital tools for greater visibility and control of their program. As the established leader in the industry, Lehigh introduced and utilizes 3DFit technology and wellness foot products as a way to elevate safety and improve productivity and employee satisfaction. By providing an accurate fit, body aligning orthotics and anti-fatigue compression, Lehigh helps companies go beyond accident protection to full body wellness protection. Lehigh provides and improves safety and health to a wide range of customer accounts in the industrial, distribution, hospitality, and healthcare industries.

The Lehigh brand line of safety shoes has suggested U.S. retail price points ranging from $91.00  to  $295.00 . Prescription safety eyewear has suggested retail price points of $225.00 to $315.00.

Ranger

Ranger primarily serves the outdoor recreational market and offers a range of pac boots that are built for wet and cold weather that provide exceptional comfort and function at a value price. Our current line of Ranger footwear products is offered at suggested U.S. retail price points ranging from  $50.00  to  $90.00 .

Michelin

Michelin is a premier price point line of work footwear targeting specific heavy industrial professions, that are primarily indoor. The license to design, develop, and manufacture footwear under the Michelin name was secured in 2006. Suggested U.S. retail prices for the Michelin brand are from  $230.00 to $250.00 . The license agreement for the Michelin brand expires on December 31, 2028.

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

●	Outdoor. Our outdoor product line consists of footwear, apparel and accessory items marketed to outdoor enthusiasts who spend time actively engaged in activities such as hunting, fishing, camping, and hiking. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features, and we are committed to ensuring our products reflect the most advanced designs, features, and materials available in the third-party marketplace. Our outdoor product lines consist of all-season sport/hunting and fishing footwear, apparel and accessories that are typically waterproof, insulated, and are designed to keep outdoor enthusiasts comfortable on rugged terrain or in extreme weather conditions.

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

●

Duty. Our duty product line consists of footwear products marketed to law enforcement, security personnel, and postal employees who are required to spend a majority of their time at work on their feet. All of our duty footwear styles are designed to be comfortable, flexible, lightweight, slip resistant, and durable. Duty footwear is generally designed to fit as part of a uniform and typically incorporates stylistic features, such as black leather uppers in addition to the comfort features that are incorporated in all of our footwear products.

●	Military. Our military product line consists of footwear products designed specifically for U.S. Military personnel. These footwear products are designed and manufactured to meet rigorous specification requirements, which include lightweight, durable, waterproof footwear products manufactured in the U.S. The U.S. Military products are marketed under the Rocky brand name.

Competitive Strengths

Our competitive strengths include:

●

Strong portfolio of brands. We believe the Muck, XTRATUF, Rocky, Durango, Georgia Boot, Lehigh, Ranger, and Michelin brands are well recognized and established names that have a reputation for performance, quality, and comfort in the markets they serve: work, outdoor, western, commercial military, duty, and military. We plan to continue strengthening these brands through product innovation in existing footwear markets, by extending certain of these brands into our other target markets and by introducing complementary apparel and accessories under our own brands.

●

Commitment to product innovation. We believe a critical component of our success in the third-party marketplace has been a result of our continued commitment to product innovation. Our consumers demand high quality, durable products that incorporate the highest level of comfort and the most advanced technical features and designs. We have a dedicated group of product design and development professionals, including well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features, and materials available in the third-party marketplace.

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

Marketing and Advertising

We believe that our brands have a reputation for high quality, comfort, functionality, and durability built through their long history in the markets they serve. To further increase the strength and awareness of our brands, we have developed comprehensive marketing and advertising programs to gain national exposure and expand brand awareness for each of our brands in their target markets.

We have focused the majority of our advertising efforts on both digital advertising and consumer advertising in support of our retail partners. Digital advertising includes online brand level marketing, search engine pay-per-click, retargeting, and social media targeting. A key component to supporting our retail partners includes in-store point of purchase materials that add a dramatic focus to our brands and the products our retail partners carry. We also advertise through targeted connected television advertisements and print publications aimed at audiences that share the demographic profile of our typical customers. In addition, we promote through event sponsorships which provide significant national exposure for all of our brands as well as a direct connection to our target consumer. Our print advertisements and television commercials emphasize the technical features of our products as well as their high quality, comfort, functionality and durability.

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

Product Design and Development

We believe that product innovation is a key competitive advantage for us in each of our markets. Our goal in product design and development is to continue to create and introduce new and innovative footwear and apparel products that combine our standards of quality, functionality, and comfort and that meet the changing needs of our retailers and consumers. Our product design and development process is highly collaborative and is typically initiated both internally by our development staff and externally by our retailers and suppliers, whose employees are generally active users of our products and understand the needs of our consumers. Our product design and development personnel, marketing personnel, and sales representatives work closely together to identify opportunities for new styles, patterns, design improvements and newer, more advanced materials. We have a dedicated group of product design and development professionals, some of whom are well recognized experts in the footwear and apparel industries, who continually interact with consumers to better understand their needs and are committed to ensuring our products reflect the most advanced designs, features and materials available in the third-party marketplace.

Manufacturing and Sourcing

We manufacture footwear in facilities that we own and operate in the Dominican Republic, Puerto Rico, and Chuzhou, China and source footwear, apparel, and accessories from third-party facilities in Vietnam, China, the Dominican Republic, Cambodia, Puerto Rico, India, and Mexico. We do not have long-term contracts with any of our third-party manufacturers. We believe that operating our own facilities significantly improves our knowledge of the entire raw material sourcing and manufacturing process, which enables us to more efficiently source finished goods from third parties that are of the highest quality and at the lowest cost available, as well as reduce our lead times. In addition, our Puerto Rico facility allows us to produce footwear for the U.S. Military and other commercial businesses that require production by a U.S. manufacturer. Sourcing products from offshore third-party facilities generally enables us to lower our costs per unit while maintaining high product quality and limits the capital investment required to establish and maintain company operated manufacturing facilities. Because quality is an important part of our value proposition to our retailers and consumers, we source products from manufacturers who have demonstrated the intent and ability to maintain the high quality that has become associated with our brands.

Quality control is stressed at every stage of the manufacturing process and is monitored by trained quality assurance personnel at each of our manufacturing facilities, including our third-party factories. In addition, we utilize a team of procurement, quality control, and logistics employees in our China office and a third-party quality control service provider to visit factories to conduct quality control reviews of raw materials, work in process inventory and finished goods. We also utilize quality control personnel at our finished goods distribution facilities to conduct quality control testing on incoming sourced finished goods. Random samples are selected for inspection from inbound finished goods shipments from each of our manufacturing and sourcing facilities to ensure that all items meet our high-quality standards.

Foreign Operations and Sales Outside of the U.S.

Our products are primarily distributed in the U.S., Canada, the U.K., and other international markets, mainly in Europe. We ship our products from our finished goods distribution facilities located in Ohio and Nevada. Select retailers receive shipments directly from our manufacturing sources, including all of our U.S. Military sales, which are shipped directly from our manufacturing facility in Puerto Rico. Net sales to foreign countries represented approximately 2.3% of net sales in 2025 and 3.2% of net sales in 2024.

As previously mentioned, we also maintain manufacturing facilities that we operate in the Dominican Republic and Chuzhou, China. In addition, we utilize an office in China to support our contract manufacturers.

The net book value of fixed assets located outside of the U.S. totaled $11.1 million at December 31, 2025, of which approximately $3.7 million resides in the Dominican Republic and approximately $7.4 million resides in China.

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

Seasonality and Weather

Historically, we have experienced significant seasonal fluctuations in our business as many of our footwear products are used by consumers in adverse weather conditions. In order to meet these demands, we must manufacture and source footwear year-round to be able to ship advance and at-once orders for these products during the last two quarters of each year. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of the year. In addition, mild or dry weather conditions historically have had a material adverse effect on sales of our outdoor products, particularly if they occurred in broad geographical areas during late fall or early winter.

Backlog

The dollar amount of our order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of our business taken as a whole.

Intellectual Property

We rely on a combination of our trademarks, patents, and other intellectual property rights, as well as contractual provisions to protect our brands, product designs, technology, marketing materials, and other proprietary research and development, although no such methods can afford complete protection. We own numerous design and utility patents for footwear and footwear components (such as insoles and outsoles) in the U.S. and in several countries where our products are sold or manufactured, including China. We own numerous U.S. and foreign registrations for the patents and trademarks used in our business, including our major brands Muck, XTRATUF, Rocky, Durango, Georgia Boot, Lehigh, and Ranger. In addition, we license the use of third-party trademarks, including Michelin, in order to market our products.

Our license with Michelin Lifestyle Limited permits us to use the Michelin brand and related marks on our products. Our license agreement with Michelin Lifestyle Limited to use the Michelin name expires on December 31, 2028.

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

Competition

We operate in a very competitive environment. Product function, design, comfort, quality, technological, and material improvements, brand awareness, product delivery timeliness and pricing are all important elements of competition in the markets for our products. We believe that the strength of our brands, the quality of our products, and our long-term relationships with a broad range of retailers allow us to compete effectively in the footwear and apparel markets that we serve. However, we compete with footwear and apparel companies that have greater financial, marketing, distribution and manufacturing resources than we do. In addition, many of these competitors have strong brand name recognition in the markets they serve.

The footwear and apparel industry is also subject to rapid changes in consumer preferences. Some of our product lines are susceptible to changes in both technical innovation and fashion trends. Therefore, the success of these products and styles are dependent on our ability to anticipate and respond to changing product, material and design innovations, as well as fashion trends and consumer demands in a timely manner. Our inability or failure to do so could adversely affect consumer acceptance of these product lines and styles and could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

As of December 31, 2025, we employed over 2,200 employees. Approximately 1,700 of our employees work in our manufacturing facilities in the Dominican Republic, Puerto Rico and Chuzhou, China. We believe our relations with our employees are in good standing.

Employee Well Being

Founded from the humble beginnings of a small, family-owned business, our employees have always been the key to making our Company successful. As such, we believe that fostering an environment that advocates for all areas of employee health (including physical, mental and emotional) is crucial. We offer a tuition assistance reimbursement program and an employee assistance program, which can assist employees in various aspects of their personal life and overall well-being. We also encourage our employees to take continuing education classes that will aid in their day-to-day work responsibilities and we promote a healthy lifestyle through monthly newsletters and various health focused events throughout the year.

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

Talent Recruitment, Retention and Development

Our employee culture is built on our core values of integrity, responsibility and humility. The ability to attract, retain, and develop talented employees is crucial to our long-term success. We focus on attracting, developing, and retaining highly talented individuals through practices that promote our core values. We recruit through a variety of outreach methods including our rockybrands.com/careers website and other online platforms, such as LinkedIn, college recruitment efforts, network relationships and direct communication with career centers. When new employment opportunities within our Company arise, we send out internal communications to inform all associates of new openings. We review internal applications for consideration before considering external applicants.

We strive to maximize engagement with our employees in a variety of ways, including scheduled meetings between employees and executive leadership within the first few months of employment, face-to-face and virtual interviews with employees following 60 days and one year of employment, annual performance evaluations, regular check-in surveys and exit surveys. We also rely on our management team to influence growth and develop a path for success with employees on each team within our organization. Quarterly, our CEO and COO/CFO hold all-employee communication meetings to keep our employees apprised of recent happenings within our organization and to allow employees a forum for their voice to be heard.

We are committed to having a workforce which reflects a wide range of perspectives as well as varied professional and educational backgrounds. We strive to provide an environment that allows our employees to bring their authentic selves to work every day, and we are committed to fostering a workplace that is free of discrimination, harassment, and which promotes allyship, advocacy, and an overall sense of belonging.

Compensation and Benefits

Our compensation structure is set up to reward employees for performance. We regularly evaluate employee compensation to ensure it is competitive and in-line with market benchmarks and to reward employees who perform at a high level. We offer comprehensive benefit programs to our employees including medical, dental, and vision. We also provide a 401(k) match and safe harbor contribution, paid time off, including maternal and paternal leave, life insurance, and long-term and short-term disability.

Available Information

As required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains information about issuers, like us, who file electronic reports with the SEC. The address of the SEC’s website is www.sec.gov. In addition, we make available free of charge on our corporate website, www.rockybrands.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website also contains our Corporate Governance Guidelines and Code of Business Conduct and Ethics as well as the charters of the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part of this report.

ITEM 1A. RISK FACTORS.

An investment in our common stock is subject to certain risks inherent in our business. Before making an investment decision, investors should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks occur, our business, results of operations, financial condition, and cash flows could be materially and adversely affected. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, and cash flows. If any of these risks were to materialize, the value of our common stock could decline significantly.

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

The majority of our products are produced in Vietnam, China, the Dominican Republic, Cambodia, Puerto Rico, India, and Mexico. Therefore, our business is subject to certain risks of doing business offshore including:

●

the imposition of additional U.S. legislation and regulations relating to imports, including quotas, duties, tariffs, taxes or other charges or restrictions, including recent worldwide tariffs on goods under the Trade Act of 1974;

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

The emergence or persistence of geopolitical instability creates risks for disruptions in the global economy which may negatively impact our business, financial condition, and results of operations. Factors such as new global tariffs imposed by the U.S., uncertainties related to the political environment in China, and ongoing conflicts such as the war between Russia and Ukraine have adversely affected the global economy and contributed to geopolitical instability. While we have managed to navigate impacts from these conflicts thus far, the ongoing instability resulting from these disruptions or other future disruptions could potentially harm our business, financial condition, results of operations, supply chain, intangible assets, partners, customers, or employees, should tensions escalate. Moreover, an escalation of geopolitical tensions may lead to broader impacts, including but not limited to cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and interest rates. Any of these factors may adversely affect our business and supply chain.

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

We require our third-party manufacturers to meet our standards for working conditions and other matters before we are willing to do business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third-party manufacturers or their respective business practices. If one of our third-party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. Similarly, if one or more of our third-party manufacturers violate applicable environmental or other laws and regulations, we could suffer an interruption in our product supply. In addition, such actions by a manufacturer could result in negative publicity and may damage our reputation and the value of our brand and discourage retail customers and consumers from buying our products.

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

We own U.S. registrations for many our trademarks, trade names and designs, including such marks as Muck, XTRATUF, Rocky, Durango, Georgia Boot, Lehigh, and Ranger. Additional trademarks, trade names and designs are the subject of pending federal applications for registration. We also use and have common law rights in certain trademarks. Over time, we have increased distribution of our goods in several foreign countries. Accordingly, we have applied for trademark registrations in a number of these countries. We intend to enforce our trademarks and trade names against unauthorized use by third parties.

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

Our dividend policy may change.

Although we have paid dividends to our shareholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our shareholders. Our ABL Facility and Term Facility (as such terms are defined in Note 7 - Long-Term Debt of our Consolidated Financial Statements) also contain restrictions on the amount of dividend payments. Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments.

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

Our e-commerce and third-party marketplace platforms pose numerous risks that could have an impact on our results of operations including:

●	unanticipated operating problems such as computer viruses, electronic data theft and other disruptions;

●	reliance on third-party software and service providers;

●	continual investment in technology and cybersecurity;

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

We source products from manufacturers outside the U.S., primarily Vietnam, China, the Dominican Republic, Cambodia, Puerto Rico, India, and Mexico. In addition, we have manufacturing facilities in China and the Dominican Republic. During the year ended December 31, 2025, pursuant to the International Emergency Economic Powers Act ("IEEPA"), the U.S. government announced significant additional tariffs on products imported from various countries, including those countries where we primarily source our products. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA were unlawful. Following the Supreme Court's decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified, or suspended. These and future changes in tariffs, trade policies, trade actions, or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns, and increased economic or geopolitical risks, which could adversely impact the Company's future sales, business, financial condition, and results of operations, materially or in ways that we cannot predict.

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

Disruption of our information technology systems and e-commerce platforms could adversely affect our business

Our information technology systems and e-commerce platforms are critical to our business operations. Any interruption, unauthorized access, impairment or loss of data integrity or malfunction of these systems could severely impact our business, including delays in product fulfillment and reduced efficiency in operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of our operations. Disruption to our information technology systems may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our online services and preclude retail transactions resulting in loss of sales. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be adversely affected if we are unable to improve, upgrade, maintain, and expand our technology systems.

Some of our employees are working remotely which could strain our information technology systems and impact business continuity plans. Remote work could also introduce operational risk such as, but not limited to, cybersecurity risks.

A cybersecurity breach could have a material adverse effect on our business and reputation.

We rely heavily on digital technologies for the successful operation of our business, including electronic messaging, digital marketing efforts and the collection and retention of customer data and employee information. We also rely on third parties to process credit card transactions, perform online e-commerce and social media activities and retain data relating to our financial position and results of operations, strategic initiatives and other important information. Despite the security measures we have in place, our facilities and systems and those of our third-party service providers, may be vulnerable to cybersecurity breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, whether by us or by our third-party service providers, could damage our reputation and our customers’ willingness to purchase our products, which may adversely affect our business. In addition, we could incur liabilities and remediation costs, including regulatory fines, reimbursement or other compensatory costs, additional compliance costs, and costs for providing credit monitoring or other benefits to customers or employees affected. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

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

Our products are subject to increasingly stringent and complex domestic and foreign product labeling, performance, environmental and safety standards, laws and other regulations, including those pertaining to perfluoroalkyl and polyfluoroalkyl substances (PFAS) and other environmental impacts. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in delay, non-delivery, recall, or destruction of inventory shipments during key seasons, a loss of advance orders from wholesale customers or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation. Our products are generally used in outdoor activities, sometimes in severe conditions. Product recalls or product liability claims resulting from the failure, or alleged failure, of our products could have a material adverse effect on the reputation of our brands and result in additional expenses.

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

We may use artificial intelligence in our business, which could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, results of operations and financial condition.

We may leverage artificial intelligence, including generative artificial intelligence and machine learning, to support our business operations. We may also use products and services from third parties that use integrated artificial intelligence technology. Our competitors or other third parties may incorporate artificial intelligence into their operational processes more quickly or more successfully than us, which could have a material adverse effect on our competitive position, reputation and operations. In addition, there are significant risks involved in developing and deploying artificial intelligence and there can be no assurance that the usage of artificial intelligence will be beneficial to our business, including our efficiency or profitability. The legal, regulatory and compliance environments surrounding the design and use of artificial intelligence technology - involving federal, state and foreign regulators - are evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in artificial intelligence-related litigation and government regulatory actions targeting the design, deployment and other uses of artificial intelligence, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities and defamation. Any of these risks could have an adverse effect on our results of operations, financial condition, business and reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management & Strategy

Rocky Brands recognizes the critical importance of developing, implementing, and maintaining a robust information security program to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have established information security programs and policies, including processes for identifying, assessing, and managing risks arising from cybersecurity threats. These processes involve regular assessments of our information systems and infrastructure to identify vulnerabilities and threats. We focus on executing a centralized information technology and cybersecurity program. Our Company-wide approach is to be positioned as one security program, one posture and one roadmap for the enterprise. This platform is administered across our departments by our cybersecurity team led by our Vice President of Information Technology. Our information security programs and policies are aligned with those of the Center for Internet Security (CIS), Control Objectives for Information Technologies (COBIT), and the National Institute of Standards Technology (NIST) Cyber Security Framework (CSF).

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

Although no cybersecurity incidents occurred during the year ended December 31, 2025 that had a material impact on our business strategy, results of operations, or financial condition, the scope and impact of any future incident cannot be predicted. See Item 1A. - Risk Factors for more information about our information security and cybersecurity risks.

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

Our Vice President of Information Technology has more than 35 years working as an IT professional, 14 years of which has been at the Company in various roles such as, Programming, Business Analysis, Systems Analysis, Operations, EDI Manager, and Applications Director.

ITEM 2. PROPERTIES.

We own or lease various properties in domestic and foreign locations. Our principal properties include our corporate offices, manufacturing facilities, distribution centers and our retail store. Our administrative, sales, and marketing operations are generally performed from our owned facilities in Nelsonville, Ohio. We operate our manufacturing operations through our owned facility in Chuzhou, China as well as several leased facilities in Puerto Rico and the Dominican Republic. We operate our distribution operations through an owned facility in Logan, Ohio and a leased facility in Reno, Nevada. Our retail store operates from an owned facility in Nelsonville, Ohio. Our owned properties have no major encumbrances. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

The following locations represent our major properties by segment:

Wholesale: Nelsonville, Ohio; Logan, Ohio; Chuzhou, China; Reno, Nevada; Puerto Rico; Dominican Republic

Retail: Nelsonville, Ohio; Logan, Ohio; Chuzhou, China; Reno, Nevada; Puerto Rico; Dominican Republic

Contract Manufacturing: Nelsonville, Ohio; Chuzhou, China; Reno, Nevada; Puerto Rico

ITEM 3. LEGAL PROCEEDINGS.

We are, from time to time, a party to litigation which arises in the normal course of our business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of these proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity. A discussion of legal matters is found in Note 17 - Commitments and Contingencies of our Consolidated Financial Statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "RCKY."

As of February 27, 2026, there were 64 shareholders of record of our common stock.

Dividends

In 2013, our Board of Directors approved a dividend policy pursuant to which the Company intends to continue paying comparable cash dividends on its common stock.

Share Repurchases

On February 24, 2026, Rocky Brands announced that its board of directors approved a new share repurchase program of up to $7,500,000 of the Company’s outstanding common stock, no par value per share, which has a one year duration. This repurchase program replaces the previous repurchase program authorized by the board of directors that expired on February 24, 2026.

A summary of our repurchases of common stock for the quarter ended December 31, 2025 is as follows:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs(2)

October 1, 2025 - October 31, 2025	-	-	$7,299,140
November 1, 2025 - November 30, 2025	-	-	7,299,140
December 1, 2025 - December 31, 2025	-	-	7,299,140
Total	-	-	$7,299,140

(1) There were no shares repurchased under the Company's share repurchase program during the three months ended December 31, 2025.

(2) The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions. On February 25, 2025, Rocky Brands announced a $7,500,000 share repurchase plan that expired on February 24, 2026.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2025 and 2024, and our capital resources and liquidity as of December 31, 2025 and 2024. For the discussion of the changes in our results of operations and statement of cash flows between the years ended December 31, 2024 and December 31, 2023, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, which is available on the SEC's website at https://www.sec.gov/edgar/search/ and our corporate website at www.rockybrands.com. We analyze the results of our operations for the last two years (including trends in the overall business), followed by a discussion of our cash flows and liquidity, our credit facilities, and our contractual commitments. We then provide a review of the critical accounting policies and estimates we have made that we believe are most important to the understanding of our MD&A and our Consolidated Financial Statements. We conclude our MD&A with information on recent accounting pronouncements we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

BUSINESS OVERVIEW

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Muck, XTRATUF, Rocky, Durango, Georgia Boot, Lehigh, Ranger, and the licensed brand Michelin. Our portfolio of brands is organized into three reportable segments in which our product is distributed: Wholesale, Retail, and Contract Manufacturing. The reportable segments are targeted around six distinct product lines: work, outdoor, western, duty, commercial military, and military. We frequently experience significant seasonal fluctuations in our business as many of our footwear products and product lines are used by consumers in adverse weather conditions. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of the year. Our footwear products incorporate varying features and are positioned across a range of suggested retail price points from $45.00 for our value priced products to $680.00 for our premium products. As a part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

In our Wholesale business, we distribute our products through a wide range of distribution channels representing thousands of retail store locations in the U.S., the U.K. and other international markets such as Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers, and online retailers. Our Retail business includes direct sales of our products to consumers through our business-to-business web platform, e-commerce websites, third-party marketplaces and our Rocky Outdoor Gear Store. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

Over the last two years, we have seen a shift in our total mix of sales, as the growth of our Retail segment continues to outpace the growth in our Wholesale and Contract Manufacturing segments. Growth in our Retail segment was primarily driven by increased sales on our owned e-commerce websites and third-party marketplaces, as we placed an emphasis on our direct-to-consumer business, partially through increased digital marketing in response to an ongoing shift among consumers to online retailers.

During the second quarter of 2024, we amended and restated our Original ABL Facility (as such term is defined in Note 7 - Long-Term Debt of our Consolidated Financial Statements) which resulted in a restated $175.0 million revolving credit facility and a new $50.0 million term facility. The proceeds from this transaction were used to retire our existing senior secured term loan facility with TCW Asset Management Company, LLC as of April 26, 2024. This transaction resulted in an expense of $2.6 million, consisting of a loss on extinguishment of term debt in the amount of $1.1 million and a $1.5 million prepayment penalty, which are included in Interest Expense and Other -net within the Consolidated Statements of Operations for the twelve months ended December 31, 2024. See Note 7 - Long-Term Debt of our Consolidated Financial Statements for further information regarding our long-term debt.

In the first quarter of 2025, we announced a share repurchase program, which was approved by the Board of Directors to allow the Company to repurchase up to $7.5 million of the Company's outstanding common stock. During the first quarter of 2025, the Company repurchased 10,456 shares of common stock under the plan using cash flows generated from operations.

The year ended December 31, 2025 was a year of growth, led by top-line expansion in our Retail segment, particularly in our direct-to-consumer selling channel. We delivered higher margins in 2025 compared to 2024 in both our Wholesale and Retail segments. While the additional tariffs imposed in the second quarter of 2025 created margin pressures in the latter half of the year, we were able to ease the burden by diversifying our sourcing and leveraging our manufacturing facilities in the Dominican Republic and Puerto Rico as well as benefit from implementing price increases prior to realizing the impact of the tariffs. While operating expenses were up slightly to the year ago period, we were able to significantly increase our bottom line as a result of interest expense and tax savings.

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

Our business is subject to a highly evolving and everchanging macroeconomic environment, including changes in tariffs, taxes, and industry changes. We continue to monitor changes in policy impacting global trade, including tariffs, which have been dynamic, unpredictable, and subject to ongoing modification. Beginning in early 2025, pursuant to the International Emergency Economic Powers Act ("IEEPA"), the U.S. presidential administration modified and imposed significant additional tariffs on products imported from various countries, including those countries where we primarily source our products. During the year ended December 31, 2025, we paid approximately $18.7 million in IEEPA tariffs. More recently, in February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA were unlawful. Following the Supreme Court's decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified, or suspended. During 2025, we have implemented, and plan to continue to implement, as needed, various mitigation strategies including adjusting the prices of our products, adjusting the countries from which we source our products and further leveraging our own manufacturing facilities in the Dominican Republic and Puerto Rico. Proposed or enacted tariffs and changes to U.S. trading policies may be restituted, paused, removed, or changed at any time and to the extent we are unable to successfully mitigate any negative impacts it could adversely affect our business, financial condition and results of operation.

2025 FINANCIAL OVERVIEW

●	Net sales increased 6.2% to $482.0 million compared to 2024;

●	Gross margin increased 150-basis points to 40.9% of net sales in 2025 compared to 39.4% of net sales in 2024;

●	Income from operations increased 19.7% to $37.2 million in 2025 compared to $31.1 million in 2024;

●	Net income increased 95.6% to $22.3 million, or $2.96 per diluted share, in 2025, compared to $11.4 million, or $1.52 per diluted share, in 2024; and

●	Total debt on December 31, 2025 was $122.6 million, down 4.7%, compared to $128.7 million at December 31, 2024.

During the twelve months ended December 31, 2025, we reported an increase in net sales compared to the twelve months ended December 31, 2024, which was attributable to an increase in net sales in our Wholesale and Retail reporting segments, partially offset by a decrease in net sales in our Contract Manufacturing reporting segment.

The 150-basis point increase in gross margin to 40.9% of net sales in 2025 compared to 39.4% of net sales in 2024 was primarily driven by an 170-basis point increase in our Wholesale gross margin as well as a higher mix of Retail segment sales which carry higher gross margins than our Wholesale and Contract Manufacturing segments, partially offset by higher tariffs and a decrease in Contract Manufacturing gross margins.

Our operating income as a percentage of net sales for the year ended December 31, 2025 was 7.7% of net sales compared to 6.8% of net sales for the year ended December 31, 2024. The increase in operating income as a percentage of net sales was due to higher gross margins for the year ended December 31, 2025 compared to December 31, 2024.

Interest expense for 2025 was $10.0 million, compared to interest expense of $17.0 million for 2024, inclusive of a $2.6 million one-time term loan extinguishment charge in 2024. Excluding the one-time term loan extinguishment charge, interest expense for 2024 was $14.4 million. The decrease in interest expense compared to the year-ago period was driven by lower interest rates as a result of the debt refinancing completed in April 2024 as well as lower debt levels.

Net income increased 95.6% to $22.3 million for the twelve months ended December 31, 2025 compared to $11.4 million for the twelve months ended December 31, 2024, primarily due to higher gross margins, lower interest expense and a lower effective tax rate in 2025 compared to 2024.

As of December 31, 2025, cash and cash equivalents were approximately $2.9 million and our total indebtedness, net of debt issuance costs was approximately $122.6 million, a reduction of approximately 4.7%, or $6.1 million, from December 31, 2024. Total inventory increased 8.7% or $14.4 million from December 31, 2024 and was approximately $181.1 million at December 31, 2025. The increase in inventory was primarily due to an increase in cost of inventory as a result of the tariffs imposed in 2025.

In 2025 and 2024, our business generated positive cash flow from operating activities of approximately $16.3 million and $52.8 million, respectively. Generally, the cash provided by operations consists of changes in our working capital and coupled with our ABL is sufficient to fund operations in any given year. Our positive cash flow in 2025 was offset by cash used in investing and financing activities of $6.3 million and $10.9 million, respectively, resulting in an overall decrease in cash of approximately $0.8 million in 2025. For the year ended December 31, 2024, our positive cash flow in 2024 was offset by cash used in investing and financing activities of $3.0 million and $50.6 million, respectively, resulting in an overall decrease in cash of approximately $0.8 million.

Analysis of Results of Operations

The following table sets forth a summary of the Consolidated Statements of Operations:

	Twelve Months Ended
	December 31,
($ in thousands)	2025	2024
Net sales	$481,976	$453,772
Cost of goods sold	284,686	274,762
Gross margin	197,290	179,010
Operating expenses	160,103	147,944
Income from operations	$37,187	$31,066

Net sales increased approximately $28.2 million, or 6.2%, for the twelve months ended December 31, 2025, due to an increase in Wholesale and Retail net sales, partially offset by a decrease in Contract Manufacturing net sales.

Gross margin in 2025 was 40.9% of net sales compared to 39.4% of net sales in 2024. The 150-basis point improvement in gross margin was primarily driven by a 170-basis point increase in Wholesale gross margin as well as a higher mix of Retail segment sales which carry higher gross margins than Wholesale and Contract Manufacturing segments, partially offset by higher tariffs and a decrease in Contract Manufacturing gross margin.

Operating expenses increased $12.2 million to 33.2% of net sales in 2025 compared to 32.6% of net sales in 2024. The increase in operating expenses as a percentage of net sales was due to higher outbound logistics and other selling costs associated with the increase in Retail net sales, as well as an increase in discretionary spending.

The following information is presented on net sales for the years ended December 31, 2025 and 2024:

	Twelve Months Ended
	December 31,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$316,561	$313,340	$3,221	1.0%
Retail	152,889	126,868	26,021	20.5
Contract Manufacturing	12,526	13,564	(1,038)	(7.7)
Total Net Sales	$481,976	$453,772	$28,204	6.2%

Wholesale net sales increased approximately $3.2 million or 1.0% for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024. The increase was due to increased demand across several key styles and brands coupled with tariff related price increases. Additionally, as part of a strategic initiative, we continued to build upon the lifestyle component of our outdoor category to broaden our distribution and consumer reach.

Retail net sales for the twelve months ended December 31, 2025 increased $26.0 million or 20.5% compared to the twelve months ended December 31, 2024. The increase in Retail net sales was primarily due to growth in our direct-to-consumer business as well as our Lehigh CustomFit Platform. The increase in our direct-to-consumer business was driven by both our owned e-commerce websites and our third-party marketplace platforms. We upgraded our e-commerce platform during the third quarter of 2025 and increased our digital advertising spend throughout the year, driving more website traffic and increasing net sales. The increase in third-party marketplace net sales can be partially attributed to an increased presence among various marketplace platforms as well as increased digital marketing. The increase in our Lehigh CustomFit business was attributed to a realignment of our sales organization in the first quarter of 2024, which allowed us to expand our customer base, positioning Lehigh for long-term growth starting in the latter half of 2024. Consumer spending among Lehigh CustomFit customers has also increased with improved subsidy utilization and an increase in average subsidy dollars in 2025 compared to the prior year.

Contract Manufacturing net sales decreased approximately $1.0 million, or 7.7%, for the twelve months ended December 31, 2025, compared to the twelve months ended December 31, 2024. The decrease in Contract Manufacturing net sales for the twelve months ended December 31, 2025 was mainly attributed to a decrease in sales to the U.S. Military as there were no new contracts awarded in 2025, partially offset by an increase in private label net sales.

The following information is presented on gross margin for the years ended December 31, 2025 and 2024:

	Twelve Months Ended
	December 31,
($ in thousands)	2025	2024	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$123,629	$117,245	$6,384
Margin %	39.1%	37.4%	1.7%
Retail Margin $'s	$73,054	$60,153	$12,901
Margin %	47.8%	47.4%	0.4%
Contract Manufacturing Margin $'s	$607	$1,612	$(1,005)
Margin %	4.8%	11.9%	(7.1)%
Total Margin $'s	$197,290	$179,010	$18,280
Margin %	40.9%	39.4%	1.5%

Wholesale gross margin for the twelve months ended December 31, 2025 was approximately $123.6 million, or 39.1%, of net sales compared to $117.2 million, or 37.4%, of net sales. The 170-basis point increase in Wholesale gross margin was attributable to a more favorable product mix and tariff related price increases taken during 2025 compared to the prior year period. The favorable shift in product mix was largely attributed to an on-going shift in our branded net sales mix, with our rubber-boot brands delivering stronger growth relative to the rest of the brands in our portfolio.

Retail gross margins for the twelve months ended December 31, 2025  were $73.1 million, or 47.8%, of net sales compared to $60.2 million, or 47.4%, of net sales. The increase in Retail gross margin as a percentage of net sales was due to an increase in our e-commerce and third-party marketplace net sales as a percentage of total Retail sales, which carry higher margins than our Lehigh CustomFit sales.

Contract Manufacturing gross margin for the twelve months ended December 31,  2025 was $0.6 million, or 4.8%, of net sales compared to $1.6 million, or 11.9%, of net sales. The decrease in gross margin  as a percentage of net sales was due to reduced economies of scale at our Puerto Rico manufacturing facility.

	Twelve Months Ended
	December 31,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$160,103	$147,944	$12,159	8.2%
% of Net Sales	33.2%	32.6%	0.6%

Operating expenses were $160.1 million, or 33.2%, of net sales for the year ended December 31, 2025 compared to $147.9 million, or 32.6%, of net sales for the year ended December 31, 2024. The increase in operating expenses as a percentage of net sales was primarily due to an increase in outbound logistics and other selling costs associated with a higher volume of Retail sales in the current year period as well as an incremental increase in discretionary spending, including digital advertising.

	Twelve Months Ended
	December 31,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$10,007	$17,008	$(7,001)	(41.2)%

Interest expense and other was approximately $10.0 million for the year ended December 31, 2025 compared to $17.0 million for the year ended December 31, 2024. The decrease in interest expense was mainly attributed to lower interest rates achieved through our debt refinance completed in April 2024, as well as lower debt levels for the year ended December 31, 2025 compared to the prior year period. The debt refinance that occurred in April 2024 resulted in a $1.1 million loss on term loan extinguishment charge and a $1.5 million prepayment penalty which are included within Interest Expense and Other - net within the Consolidated Statements of Operations for the twelve months ended December 31, 2024. See Note 7 - Long-Term Debt of our Consolidated Financial Statement for more information.

	Twelve Months Ended
	December 31,
($ in thousands)	2025	2024	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$4,906	$2,671	$2,235	83.7%
Effective Tax Rate	18.1%	19.0%	(0.9)%

The effective tax rate for the twelve months ended December 31, 2025 was 18.1% compared to 19.0% for the twelve months ended December 31, 2024. The decrease from the year ago period was primarily driven by the changes in state and local income taxes and other discrete tax benefits recognized in 2025.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal source of liquidity is our income from operations, as well as access to the borrowing capacity under our ABL Facility. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. As of December 31, 2025, we maintained cash and cash equivalents of $2.9 million and had $39.5 million of availability under our ABL Facility. Our primary ongoing operating cash flow requirements are for inventory purchases and other working capital needs, capital expenditures, and payments on our credit facilities.

Our working capital consists primarily of trade receivables and inventory, offset by accounts payable and accrued liabilities. Our working capital fluctuates throughout the year as a result of our seasonal business cycle and is generally lowest in the months of January through March of each year and highest during the months of May through October of each year. Our cash generated from operations throughout the year is typically sufficient to fund our seasonal working capital requirements; however, we have the ability to borrow on our ABL Facility as needed and as such its balance may fluctuate significantly throughout any given year.

In addition to our ABL Facility with outstanding borrowings of $97.6 million as of December 31, 2025, we also have a Term Facility with outstanding borrowings of $26.8 million as of December 31, 2025. Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the agreement. Additionally, the ABL Facility and Term Facility contain restrictions on the amount of dividend payments and share repurchases. As of December 31, 2025, we were in compliance with the covenant and restrictions. We may utilize portions of our excess cash to prepay certain amounts of long-term debt prior to maturity as well as repurchase shares of common stock under our share repurchase program.

Our capital expenditures relate primarily to investments in information technology, molds and equipment associated with our manufacturing and distribution operations, merchandising fixtures and projects related to our corporate offices. In 2025, we purchased land for the future expansion of our distribution center in Logan, Ohio and as such it is possible that a significant portion of future capital expenditures may relate to this expansion.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options. Future minimum lease payments under non-cancelable operating leases are outlined in further detail in Note 8 - Leases of our Consolidated Financial Statements.

As of December 31, 2025, our material cash requirements from known contractual obligations and commitments relate primarily to our long-term debt and operating leases commitments. See Note 7 - Long-Term Debt and Note 8 - Leases to the Consolidated Financial Statement for more information. Based on our current expectations and forecasts of future earnings, we believe our cash generated from operations will provide sufficient liquidity to fund our operations and debt and lease obligations for the next twelve months and beyond.

The following table presents the key categories of our Consolidated Statement of Cash Flows:

	Twelve Months Ended
	December 31,
($ in millions)	2025	2024
Operating activities	$16.3	$52.8
Investing activities	(6.2)	(3.0)
Financing activities	(10.9)	(50.6)
Net change in cash and cash equivalents	$(0.8)	$(0.8)

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2025 was $16.3 million compared to $52.8 million for the year ended December 31, 2024. Adjusting for non-cash items, net income provided a cash in-flow of $40.3 million and $35.5 million for the years ended December 31, 2025 and 2024, respectively. The net change in working capital and other assets and liabilities resulted in a decrease to cash provided by operating activities of $24.0 million for the year ended December 31, 2025, compared to an increase of $17.2 million for the year ended December 31, 2024.

During the year ended December 31, 2025, the net change in working capital was primarily impacted by increases in inventory and accounts receivable offset by an increase in accrued expenses and other liabilities. The increase in inventory of approximately $14.4 million was a result of higher inventory costs caused by increased tariffs imposed during 2025. The increase in accounts receivable was due to an increase in sales during fourth quarter of 2025 over the fourth quarter of 2024. The increase in accrued expenses and other liabilities of $11.7 million was primarily due to increased duty costs also resulting from the additional tariffs imposed during 2025. During the year ended December 31, 2024, the net change in working capital was primarily impacted by an increase in accounts payable and accrued expenses of $7.7 million and $5.2 million, respectively. The increase in accounts payable and accrued expenses during the year ended December 31, 2024 compared to the prior year was due to increased inventory purchases in the fourth quarter of 2024, compared to the fourth quarter of 2023. The increase in inventory purchases also led to increased inventory in-transit at December 31, 2024 versus the year ago period and associated accrued duties and in-bound freight, which are included in accrued expenses and other liabilities on the Consolidated Balances Sheets at December 31, 2024.

Investing Activities. Net cash used in investing activities for the twelve months ended December 31, 2025 and 2024 was primarily a result of purchases of fixed assets, specifically machinery and equipment and investments in information technology. Additionally, in 2025, we purchased land for the planned future expansion of our distribution center located in Logan, Ohio.

Financing Activities. Cash used in financing activities for the twelve months ended December 31, 2025 and 2024 was primarily related to dividend payments and payments on our revolving credit facility and term loan.

On February 24, 2026, we announced our new $7,500,000 share repurchase program. For additional information regarding this share repurchase program, see Note 18 - Subsequent Events of our Consolidated Financial Statements.

We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. See Note 17 - Commitments and Contingencies of our Consolidated Financial Statements for further discussion of legal matters. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities, also known as "Variable Interest Entities." Additionally, we do not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

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

Revenue recognition

Revenue is recognized when the performance obligations under the terms of a contract with our customer are satisfied. The performance obligation is satisfied, and revenue is recorded when control passes to the customer which is generally upon shipment to the customer or at the time of sale for our outdoor gear store customers. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products, which is the net sales price.

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

Our estimated sales returns are based on historical customer return data and known or anticipated returns not yet received from customers. Actual returns in any future period are inherently uncertain and thus may differ from estimates recorded. If actual or expected future returns are significantly higher or lower than the established reserves, a reduction or increase to net revenues is recorded in the period in which the determination is made. See Note 14 - Revenue of our Consolidated Financial Statements for additional information.

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

We did not recognize any impairment charges for goodwill during fiscal year 2025 or 2024. No impairment charges were recognized for the Company’s indefinite-lived intangible assets during fiscal year 2025. During the fourth quarter of 2024, we recognized a $4.0 million impairment charge for our Muck trademarks. The charge is included within Operating Expenses within the Consolidated Statements of Operations for the twelve months ended December 31, 2024. Refer to Note 5 - Goodwill and Other Intangible Assets of our Consolidated Financial Statements for additional information on the Muck trademark impairment.

Income taxes

We are subject to taxation in the U.S., as well as various state and foreign jurisdictions. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our interpretation of tax laws, regulations and policies could differ from how standard setting-bodies interpret them. State, local or foreign jurisdictions may enact tax laws that could result in further changes to taxation and materially affect our financial position and results of operations.

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

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Rocky Brands, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Rocky Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Brands, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill and Other Intangible Assets -

Wholesale and Retail Reporting Units and Trademarks
–
Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or asset to its respective carrying value.

The Company uses a combination of the income and market approaches to estimate the fair value of its reporting units in its goodwill impairment analysis. The income approach requires management to estimate a number of factors for each reporting unit, including forecasts of future revenues, EBITDA margins, and discount rates. The market approach requires management to estimate fair value using comparable marketplace fair value data from a comparable industry grouping or a comparable marketplace transactional multiple.

The Company determines the fair value of trademarks based on the income approach using the relief from royalty method. This method requires management to estimate the future revenues for the related brands, the appropriate royalty rate, and the weighted average cost of capital.

The selection of companies in the comparable industry group for the reporting units and changes in business and valuation assumptions for both the reporting units and the trademarks could have a significant impact on the valuation of the reporting units or the trademarks and the amount of a goodwill or indefinite-lived intangible asset impairment charge, if any.

We identified the valuation of the Wholesale and Retail reporting units and certain trademark indefinite-lived intangible assets as a critical audit matter due to the materiality of the assets' carrying values, the difference between the fair values and the carrying values of the reporting units, the sensitivity of the fair value calculation to changes in significant assumptions, and the forward-looking forecast compared to historical forecasts and results for each of the reporting units and trademarks.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of goodwill for the Wholesale and Retail reporting units and certain trademark indefinite-lived intangible assets included the following, among others:

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio

March 11, 2026

We have served as the Company's auditor since 2024.

Rocky Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2025	2024
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,902	$3,719
Trade receivables – net	77,055	71,983
Other receivables	4,952	1,028
Inventories – net	181,134	166,701
Income tax receivable	1,050	-
Prepaid expenses	3,623	3,008
Total current assets	270,716	246,439
LEASED ASSETS	4,175	6,030
PROPERTY, PLANT & EQUIPMENT – net	49,929	49,666
GOODWILL	47,844	47,844
IDENTIFIED INTANGIBLES – net	103,033	105,823
OTHER ASSETS	1,791	1,498
TOTAL ASSETS	$477,488	$457,300

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$52,958	$58,069
Current portion of long-term debt	8,361	8,361
Accrued expenses and other liabilities	34,813	23,977
Total current liabilities	96,132	90,407
LONG-TERM DEBT	114,281	120,376
LONG-TERM LEASES	1,727	3,537
DEFERRED INCOME TAXES	12,381	10,044
DEFERRED LIABILITIES	879	712
TOTAL LIABILITIES	225,400	225,076
SHAREHOLDERS' EQUITY:
Common stock, no par value;	-	-
25,000,000 shares authorized; issued and outstanding December 31, 2025 - 7,505,139; December 31, 2024 - 7,454,465
Additional paid-in-capital	76,090	73,866
Retained earnings	175,998	158,358
Total shareholders' equity	252,088	232,224
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$477,488	$457,300

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended
	December 31,
	2025	2024
NET SALES	$481,976	$453,772
COST OF GOODS SOLD	284,686	274,762
GROSS MARGIN	197,290	179,010

OPERATING EXPENSES	160,103	147,944

INCOME FROM OPERATIONS	37,187	31,066

INTEREST EXPENSE AND OTHER – net	(10,007)	(17,008)

INCOME BEFORE INCOME TAX EXPENSE	27,180	14,058

INCOME TAX EXPENSE	4,906	2,671

NET INCOME	$22,274	$11,387

INCOME PER SHARE
Basic	$2.98	$1.53
Diluted	$2.96	$1.52

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,474	7,437
Diluted	7,530	7,480

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2023	7,412	$71,973	$151,582	$223,555

Net income			$11,387	$11,387
Dividends paid on common stock ($0.62 per share)			(4,611)	(4,611)
Stock issued for options exercised, including tax benefits	22	$599	-	599
Stock-based compensation	20	1,294	-	1,294
BALANCE - December 31, 2024	7,454	$73,866	$158,358	$232,224

Net income			$22,274	$22,274
Dividends paid on common stock ($0.62 per share)			(4,634)	(4,634)
Repurchase of common stock	(10)	$(201)	-	(201)
Stock issued for options exercised and other rewards, including tax benefits	32	808	-	808
Stock-based compensation	29	1,617	-	1,617
BALANCE - December 31, 2025	7,505	$76,090	$175,998	$252,088

See notes to Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,274	$11,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,845	10,251
Noncash lease expense	2,798	2,619
Deferred income taxes	2,337	2,569
Stock compensation expense	1,617	1,294
Provision for bad debts	987	1,679
Amortization of debt issuance costs and loan fees	670	611
Gain on insurance proceeds received for damaged equipment	(253)	-
Intangible impairment charge	-	4,000
Loss on term loan extinguishment	-	1,111
Changes in assets and liabilities:
Receivables	(9,983)	2,572
Contract receivables	-	927
Inventories	(14,433)	2,500
Other current assets	(616)	353
Other assets	(173)	(107)
Accounts payable	(5,972)	7,745
Operating lease liability	(2,875)	(2,619)
Accrued and other liabilities	11,687	5,154
Income taxes	(1,611)	1,645
Contract liabilities	-	(927)
Net cash provided by operating activities	16,299	52,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(6,576)	(4,663)
Insurance proceeds received for damaged equipment	372	-
Proceeds from sale of business	-	1,700
Net cash used in investing activities	(6,204)	(2,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	53,744	139,801
Repayments on revolving credit facility	(52,000)	(139,713)
Proceeds on term loan	-	50,000
Repayments on term loan	(8,361)	(94,295)
Payments of debt issuance costs and loan fees	(268)	(2,333)
Proceeds from stock options	808	599
Repurchase of common stock	(201)	-
Dividends paid on common stock	(4,634)	(4,611)
Net cash used in financing activities	(10,912)	(50,552)

DECREASE IN CASH AND CASH EQUIVALENTS	(817)	(751)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	3,719	4,470
END OF PERIOD	$2,902	$3,719

See notes to Consolidated Financial Statements

ROCKY BRANDS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of Rocky Brands, Inc. ("Rocky Brands") and its wholly-owned subsidiaries, Lifestyle Footwear, Inc. ("Lifestyle"), Five Star Enterprises Ltd. ("Five Star"), Rocky Brands US, LLC, Rocky Brands International, LLC, Lehigh Outfitters, LLC, US Footwear Holdings, LLC, Rocky Brands (Australia) Pty Ltd., Mexico FW Holdings, S. de R.L. de C.V., Rocky Footwear (Chuzhou) Co. Ltd., UK Footwear Holdings Limited and Rocky Outdoor Gear Store, LLC (collectively referred to as the "Company"). All intercompany transactions have been eliminated.

Reclassification - Certain amounts in the prior year's consolidated financial statements and footnotes were reclassified to conform to the current year's presentation.

Business Activity - We are a leading designer, manufacturer and marketer of premium quality footwear marketed under a portfolio of well recognized brand names including Muck, XTRATUF, Rocky, Durango, Georgia Boot, Lehigh, Ranger, and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: work, outdoor, western, commercial military, duty, and military. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

Our products are distributed through three distinct business segments: Wholesale, Retail, and Contract Manufacturing. Wholesale includes sales of footwear and accessories to several classifications of retailers, including sporting goods stores, outdoor specialty stores, online retailers, marine stores, independent retailers, mass merchants, retail uniform stores and specialty safety shoe stores. Our Retail business includes direct sales of our products to consumers through our e-commerce websites, third-party marketplaces, our Rocky Outdoor Gear Store and Lehigh businesses. Contract Manufacturing includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer. See Note 16 - Segment Information for further information.

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

Foreign Currency - We have determined that the functional currency for our international subsidiaries is USD as this is the currency in which the entities primarily generate and expend cash. Monetary assets and liabilities that are in a currency other than the USD are remeasured at the rate prevailing at year end. Revenue and expenses in a foreign currency are remeasured at rates that approximate those in effect at the time of remeasurement. Resulting gains and losses from remeasuring the foreign currency to the USD are included in net income. Foreign currency transaction gains and losses are not material for any period presented.

Cash and Cash Equivalents - We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Balances may exceed federally insured limits. We also hold cash outside of the U.S. that is not federally insured.

Allowance for Credit Losses - We maintain an allowance for credit losses resulting from the inability of our customers to make required payments. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. Estimates of the allowance in any future period are inherently uncertain and actual allowances may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. Trade receivables are presented net of the related allowance for credit losses of approximately $0.7 million and $1.0 million at December 31, 2025 and 2024, respectively.

Concentration of Credit Risk - We have transactions with a large number of customers. Our exposure to credit risk is impacted by the economic climate affecting the retail shoe industry. We manage this risk by performing ongoing credit evaluations of our customers, maintaining reserves for potential uncollectible accounts and utilizing credit insurance for some of our key customers. As of December 31, 2025, one customer represented approximately 15.0% of net trade receivables. Management believes the credit risk associated with this customer is limited. As of December 31, 2024, there were no customers that represented 10.0% or more of net trade receivables.

Supplier and Labor Concentrations - We purchase raw materials from a number of domestic and foreign sources. We produce a portion of our shoes and boots in our Dominican Republic, Puerto Rico and China operations. We are not aware of any governmental or economic restrictions that would alter these current operations.

We source a significant portion of our footwear, apparel and gloves from manufacturers in Vietnam, China, the Dominican Republic, Cambodia, Puerto Rico, India, and Mexico. We are not aware of any governmental or economic restrictions that would alter our current sourcing operations.

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

Property, Plant and Equipment - We record fixed assets at historical cost and generally utilize the straight-line method of computing depreciation for financial reporting purposes over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 39
Machinery and equipment	3 - 8
Furniture and fixtures	3 - 8
Lasts, dies, and patterns	3

For income tax purposes, we generally compute depreciation utilizing accelerated methods.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets. Indefinite-lived intangibles include trademarks. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairments tests at least annually. We review the carrying amounts of goodwill and indefinite-lived intangible assets by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired.

We  may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets are less than their carrying value. We would not be required to quantitatively determine the fair value unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value.

We perform our annual testing for goodwill and indefinite-lived intangible asset impairment in the fourth quarter of the fiscal year for all reporting units. Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of the reporting unit with its carrying value, including the goodwill assigned to that reporting unit. An impairment charge is recorded if the carrying value of the reporting unit exceeds its estimated fair value. An indefinite-lived intangible asset is quantitatively evaluated for possible impairment by comparing the estimated fair value of the asset with its carrying value. An impairment charge is recorded if the carrying value of the asset exceeds its estimated fair value.

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

For additional details on goodwill and intangible assets, including information related to our annual test, see Note 5 - Goodwill and Other Intangible Assets.

Leases - Our leases primarily consist of office buildings, distribution centers, manufacturing facilities and equipment. We lease assets in the normal course of business to meet our current and future needs while providing flexibility to our operations. We enter into contracts with third parties to lease specifically identified assets. Our incremental borrowing rate is used to determine the present value of future lease payments unless the implicit rate is readily determinable. Most of our leases have contractually specified renewal periods. Our operating leases expire at various dates through 2030 and contain various provisions for rental adjustments and renewal provisions for varying periods. We determine the lease term for each lease based on the terms of each contract and factor in renewal and early termination options if such options are reasonably certain to be exercised.

We have elected the practical expedient to account for lease components and nonlease components associated with individual leases as a single lease component for all leases. In addition, we have elected to account for multiple lease components as a single lease component. Our leases may include variable lease costs such as payments based on changes to an index, maintenance, and utilities. We recognize variable lease payments when the amounts are incurred and determinable. We have elected to account for leases of twelve months or less as short-term leases and accordingly do not recognize a right-of-use asset or lease liability for these leases. We recognize lease expense for these leases on a straight-line basis over the lease term.

Comprehensive Income - Comprehensive income includes changes in equity that result from transactions and economic events from non-core operations. Comprehensive income is composed of two subsets – net income and other comprehensive income. There were no material other comprehensive income items, and, therefore, no Statements of Comprehensive Income were presented.

Revenue Recognition - Revenue is recognized when the performance obligations under the terms of a contract with our customer are satisfied; this generally occurs at a point in time when our product ships to the customer, which is when the transfer of control passes to the customer or at the time of sale for our outdoor gear store. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products, which is net sales price. Payment terms vary by sales channel and customer. For our wholesale channel and our Lehigh business-to-business channel, terms generally require the customers to pay within 30 to 60 days of product shipment. For our outdoor gear store, e-commerce channel, and third-party marketplace channel, payment is due at the time of sale.

Cost of Goods Sold - Cost of goods sold represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of goods sold also includes the cost to transport these products to our distribution centers.

Advertising - Advertising costs associated with print and media advertisements are typically expensed in the first period in which the advertising takes place, and other advertising costs are expensed as incurred. Advertising expense was approximately $23.4  million and $19.9  million  for 2025  and  2024 , respectively.

Shipping Costs - All shipping costs billed to customers have been included in net sales. All outbound shipping costs to customers have been included in operating expenses and totaled approximately $30.1 million and $27.0 million in 2025 and 2024, respectively.

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

The fair values of cash and cash equivalents, receivables, and payables approximated their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, and expected insurance recoveries. The carrying amounts of our long-term credit facilities and other short-term financing obligations approximate fair value, as they are comparable to financing in the third-party marketplaces due to their variable interest rate terms. Our long-term credit facilities and short-term financing obligations are classified as Level 2.

We hold assets and liabilities in a separate trust in connection with deferred compensation plans. The deferred compensation assets are classified as trading securities within other assets and the deferred compensation liabilities are classified within deferred liabilities in the accompanying Consolidated Balance Sheet. The fair value of these assets is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency and are therefore classified as Level 1.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets primarily include property, plant, and equipment, operating lease assets, definite-lived intangibles and goodwill and other indefinite-lived intangible assets that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. There was no impairment charge for such assets recorded during the year end December 31, 2025. We incurred $4.0 million of impairment relating to our trademarks during the year ended December 31, 2024, to write-down the carrying value of the Muck trademarks to the estimated fair value of the asset.

Deferred Compensation Plan Assets and Liabilities - On December 14, 2018, our Board of Directors adopted the Rocky Brands, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"), which became effective January 1, 2019. The Executive Deferred Compensation Plan is a nonqualified deferred compensation plan in which certain executives are eligible to participate. The deferrals are held in a separate trust, which has been established for the administration of the Executive Deferred Compensation Plan. The trust assets and liabilities are classified as trading securities within prepaid expenses and other current assets and deferred liabilities, respectively in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to operating expenses in the accompanying consolidated statements of operations. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency and are therefore classified as Level 1.

2. ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands is currently evaluating the impact of certain ASUs on its Consolidated Financial Statements or Notes to the Consolidated Financial Statements:

Standard	Description	Anticipated Adoption Periods	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This pronouncement requires disclosure of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements.	Q4 2027 (fiscal year) Q1 2028 (interim period)	The Company is still assessing the impact of the new accounting standard on its consolidated financial statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This pronouncement modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and enhances disclosure requirements.	Q4 2028 (fiscal year) Q1 2029 (interim period)	The Company is still assessing the impact of the new accounting standard on its consolidated financial statements.
ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements	This pronouncement improves the navigability of the required interim disclosure and clarification around the principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	Q4 2027 (fiscal year) Q1 2028 (interim period)	The Company is still assessing the impact of the new accounting standard on its consolidated financial statements.

Accounting Standards Adopted in the Current Year

Standard	Description	Effect on the financial statements or other significant matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This pronouncement requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid.	The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2025. See Note 10 - Taxes for further information on income taxes.

Accounting Standards Adopted in the Prior Year

Standard	Description	Effect on the financial statements or other significant matters
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

The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2025 and 2024. See Note 16 - Segment Information for further information on segment disclosures.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes modifications to the international tax framework and amends and extends several provisions of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, the deductibility of domestic research and development expenses, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was no significant impact to our effective tax rate as a result of OBBBA in the current year. We will continue to evaluate the impact of OBBBA on our consolidated financial statements and related disclosures for future years.

3. INVENTORIES

Inventories are comprised of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Finished goods	$161,770	$149,328
Raw materials	18,776	16,671
Work-in-process	588	702
Total	$181,134	$166,701

The asset associated with our returns reserve included within inventories was approximately $1.1 million and $0.9 million at December 31, 2025 and  December 31, 2024, respectively.

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Machinery and equipment	$64,415	$61,956
Buildings	37,859	37,657
Lasts, dies and patterns	13,418	11,806
Furniture and fixtures	1,546	1,548
Less - accumulated depreciation	(81,492)	(75,242)
Total	35,746	37,725
Construction work-in-progress	12,007	10,969
Land	2,176	972
Net Fixed Assets	$49,929	$49,666

We incurred approximately $7.1 million and $7.5 million in depreciation expense for the years ended December 31, 2025 and 2024, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangibles are tested for impairment at least annually by comparing the estimated fair values of our reporting units and indefinite-lived intangible assets to their respective carrying values. For goodwill, we estimate the fair value of each reporting unit by weighing the results of the income and market approaches. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. When performing the income approach, we utilize the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, EBITDA, and other factors (such as working capital and capital expenditures). The discount rates used were based on a weighted-average cost of capital determined from relevant market comparisons and take into consideration the risk and nature of the respective reporting unit's cash flows. For the market approach, we use the guideline public company method which relies upon valuation multiples derived from stock prices and enterprise values of publicly traded companies that are comparable to the reporting unit being evaluated. To further confirm fair value, we compare the aggregate fair value of our reporting units to our total market capitalization. After completing our annual goodwill impairment test for our Wholesale and Retail reporting units during the fourth quarter of 2025 and 2024, we concluded there was no impairment in either of these years.

The fair value of our indefinite-lived intangibles, which consist of trademarks, was determined based on the income approach using the relief from royalty method. This method requires us to estimate the future revenues for the related brands, the appropriate royalty rate, and the weighted-average cost of capital. There was no impairment charge for indefinite-lived intangible assets recorded during the year ended December 31, 2025. In the fourth quarter of 2024, after completing our annual impairment test for our indefinite-lived intangible assets, we recognized a $4.0 million impairment charge related to the Muck trademarks. The impairment charge for the Muck trademarks was due to a reduction in the assigned royalty rate as a result of changes in projected revenue growth.

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

There were no changes in the carrying amount of goodwill for the years ended December 31, 2025 or 2024. Goodwill was $47.8 million as of December 31, 2025 and 2024.

A schedule of identified intangible assets is as follows:

	December 31, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization				-
Patents	895	$(875)	-	20
Customer relationships	41,659	(13,300)	-	28,359
Total intangible assets other than goodwill	$121,208	$(14,175)	$(4,000)	$103,033

(1) Accumulated impairment relates to impairment of the Muck trademarks recognized during the year ended December 31, 2024. The amount allocated to our Wholesale and Retail reporting segments was $3.6 million and $0.4 million, respectively.

	December 31, 2024
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(863)	-	32
Customer relationships	41,659	(10,522)	-	31,137
Total intangible assets other than goodwill	$121,208	$(11,385)	$(4,000)	$105,823

(1) Accumulated impairment relates to impairment of the Muck trademarks recognized during the year ended December 31, 2024. The amount allocated to our Wholesale and Retail reporting segments was $3.6 million and $0.4 million, respectively.

The weighted average remaining life of patents and customer relationships is 2.4 years and 10.3 years, respectively.

Amortization expense for intangible assets subject to amortization for the twelve months ended  December 31, 2025 and 2024 was $2.8 million.

A schedule of approximate expected remaining amortization expense related to definite-lived intangible assets for the years ended December 31 is as follows:

		Amortization
($ in thousands)	Year	Expense
	2026	2,788
	2027	2,785
	2028	2,781
	2029	2,779
	2030	2,778
	2031+	14,468
	Total	$28,379

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in "Accrued expenses and other liabilities" within the accompanying Consolidated Balance Sheets were:

	December 31,	December 31,
($ in thousands)	2025	2024
Accrued expenses and other liabilities:
Accrued tariffs and duties	$15,272	$6,807
Salaries and wages	5,336	3,220
Operating lease liability	2,651	2,772
Returns liability	2,123	1,754
Income taxes payable	-	562
Other	9,431	8,862
Total accrued expenses and other liabilities	$34,813	$23,977

7. LONG-TERM DEBT

On  April 26, 2024, we refinanced our existing debt by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivables and inventory balances. As of  December 31, 2025, we had borrowing capacity of $39.5 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

The refinance resulted in a $2.6 million expense within Interest Expense and Other - net in the accompanying Consolidated Statements of Operations, consisting of a $1.1 million loss on term loan extinguishment and a $1.5 million term loan prepayment penalty for the twelve months ended December 31, 2024. The $1.1 million loss on term loan extinguishment is included as a noncash adjustment to net income and the $1.5 million prepayment penalty is included within Repayments of long-term debt in the accompanying Consolidated Statements of Cash Flows for the twelve months ended  December 31, 2024.

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

Revolver Pricing Level	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

In connection with the ABL Agreement, we paid certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following as of December 31:

	December 31,	December 31,
($ in thousands)	2025	2024
Term Facility that matures in 2029 with an effective interest rate of 7.50% as of December 31, 2025, and 10.47% as of December 31, 2024	$26,762	$35,123
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 5.62% as of December 31, 2025, and 6.24% as of December 31, 2024	94,300	91,300
Prime borrowings with an effective interest rate of 7.16% as of December 31, 2025, and 7.77% as of December 31, 2024	3,321	4,577
Total debt	124,383	131,000
Less: Unamortized debt issuance costs	(1,741)	(2,263)
Total debt, net of debt issuance costs	122,642	128,737
Less: Debt maturing within one year	(8,361)	(8,361)
Long-term debt	$114,281	$120,376

Contractual maturities of total debt are as follows:

		Debt Payment
($ in thousands)	Year	Schedule
	2026	8,361
	2027	8,361
	2028	8,361
	2029	99,300
	Total	$124,383

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. As of December 31, 2025 and 2024, we were incompliance with all credit facility covenants. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments and share repurchases. As of December 31, 2025 and 2024, the Company was in compliance with the amounts paid on dividends and share repurchases in accordance with our credit facilities. We were in compliance with all applicable credit facility covenants under our previous term debt and asset-based lending credit facility through April 26, 2024, the date on which we refinanced such debt.

Interest expense was approximately $10.0 million and $17.0 million for the years ended December 31, 2025 and 2024, respectively.

8. LEASES

The following is a summary of the Company's lease cost:

	December 31,	December 31,
($ in thousands)	2025	2024
Operating lease cost	$3,022	$2,896
Short-term lease cost	806	1,205
Variable lease cost	396	363
Total lease cost	$4,224	$4,464

The following is a summary of the Company's supplemental cash flow information related to leases:

	December 31,	December 31,
($ in thousands)	2025	2024
Cash paid for operating lease liabilities	$3,097	$2,921
Operating lease assets obtained in exchange for lease liabilities	$944	$869

The weighted-average discount rate for operating leases as of December 31, 2025 is 4.1%. The weighted-average remaining lease term for operating leases as of December 31, 2025 is 2.1 years. Future undiscounted cash flows for operating leases for the fiscal periods subsequent to December 31, 2025 are as follows:

Operating
($ in thousands)	Leases
2026	$2,791
2027	975
2028	547
2029	247
2030	79
Total lease payments	4,639
Less: Interest	(261)
Present value of lease liabilities	$4,378

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

Our approximate contributions to the 401(k) Plan were as follows:

($ in thousands)	2025	2024
401k plan sponsor contributions	$1,513	$1,392

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

The deferrals are held in a separate trust, which has been established by the Company to administer the Executive Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a "Rabbi Trust"). The assets held by the trust were approximately $0.6 million and $0.5 million as of  December 31, 2025 and  December 31, 2024, respectively, and are classified as trading securities within other assets in the accompanying consolidated balance sheets. The liabilities held under the Executive Deferred Compensation Plan were approximately $0.3 million and $0.2 million as of  December 31, 2025 and December 31, 2024, and are classified within deferred liabilities in the accompanying consolidated balance sheets. Changes in the deferred compensation assets and liabilities are charged to operating expenses in the accompanying consolidated statements of operations.

In 2020, we entered into a second deferred compensation plan (the "Dominican Plan"), which became effective August 18, 2020 and is a non-qualified deferred compensation plan for certain key employees at our Dominican Republic manufacturing facility.

Under the Dominican Plan, key employees will receive a set dollar amount, as defined in the agreement, at the later of five years following the effective date of the agreement or upon the employee attaining the age of 65. Payments are due within 30 days of the employee's retirement. If the employee terminates their employment, for any reason, prior to their retirement and five years after the effective date of the agreement, the employee is not eligible to receive a payout. The funds are accrued based on service and are not held in an investment or trust account. The total liabilities held under the Dominican Plan were approximately $0.4 million as of  December 31, 2025 and  December 31, 2024, and are classified within deferred liabilities in the accompanying consolidated balance sheets.

10. TAXES

We use the asset and liability method of accounting for income taxes based on ASC 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. We recognize Global Intangible Low-Taxed Income ("GILTI") as a period expense in the period the tax is incurred. We do not record deferred tax assets or liabilities for basis differences that may result in future GILTI inclusions.

A breakdown of our income tax expense (benefit) for the years ended December 31 is as follows:

($ in thousands)	2025	2024
Federal:
Current	$2,107	$(926)
Deferred	2,576	2,337
Total Federal	4,683	1,411

State & local:
Current	274	140
Deferred	(238)	148
Total State & local	36	288

Foreign:
Current	199	878
Deferred	(12)	94
Total Foreign	187	972

Total	$4,906	$2,671

The following table reconciles the taxes calculated at the U.S. federal statutory tax rate to the total income tax expense for the year ended December 31, 2025:

($ in thousands)	Amount	Percent
Income Taxes at U.S. statutory rate	$5,722	21.0%
State and local income taxes, net of federal income tax effect (a)	29	0.1
Foreign tax effects
Dominican Republic
Exempt income from Dominican Republic operations	(451)	(1.7)
Puerto Rico
Difference in foreign tax rate	(268)	(0.9)
Other	(27)	(0.1)
Other	(188)	(0.7)
Effect of cross-border laws
Foreign branch income	331	1.2
Other	(109)	(0.3)
Tax credits	104	0.4
Nontaxable or nondeductible items	90	0.3
Other adjustments
Deferred adjustment	(349)	(1.3)
Other	22	0.1
Total income tax expense	$4,906	18.1%

(a)State Taxes in Georgia and California made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the taxes calculated at the U.S. federal statutory tax rate to the total income tax expense for the year ended  December 31, 2024:

($ in thousands)	Amount
Expected expense at statutory rate	$2,947

Increase (decrease) in income taxes resulting from:
Tax on repatriated earnings from Dominican Republic operations	399
State and local income taxes	227
Tax rate differential effect of foreign operations	230
Permanent differences	165
Change in valuation allowance	(200)
Provision to return filing adjustments and other	(117)
Foreign tax credit	(468)
Exempt income from Dominican Republic operations due to tax holiday	(512)
Total income tax expense	$2,671

Deferred income taxes recorded in the Consolidated Balance Sheets at December 31, 2025 and 2024 consisted of the following:

($ in thousands)	2025	2024
Deferred tax assets:
Inventories	$2,133	$3,640
Asset valuation allowances and accrued expenses	1,022	957
Lease assets	688	1,252
Transaction costs	525	608
Net operating losses	135	318
State and local income taxes	107	195
Pension and deferred compensation	73	56
163(J) Interest limitation	26	262
Total deferred tax assets	4,709	7,288
Valuation allowances	(2)	(155)
Total deferred tax assets	4,707	7,133

Deferred tax liabilities:
Intangible assets	12,723	11,908
Fixed assets	2,729	3,231
Other assets	751	587
Lease liability	656	1,195
Tollgate tax on Lifestyle earnings	228	228
State and local income taxes	1	28
Total deferred tax liabilities	17,088	17,177
Net deferred tax liability	$12,381	$10,044

The valuation allowance as of December 31, 2025 is related to certain foreign income tax net operating loss carry forwards.

We have provided Puerto Rico tollgate taxes on approximately $3.7 million of accumulated undistributed earnings of Lifestyle prior to the fiscal year ended June 30, 1994 that would be payable if such earnings were repatriated to the U.S. In 2001, we received abatement for Puerto Rico tollgate taxes on all earnings subsequent to June 30, 1994; thus no other provision for tollgate tax has been made on earnings after that date. If we repatriate the earnings from Lifestyle, $0.2 million of tollgate tax would be due as of December 31, 2025.

We are subject to income taxes in the U.S. and various foreign jurisdictions. The Company benefits from tax incentive programs in certain foreign jurisdictions, principally Puerto Rico and the Dominican Republic.

Our Puerto Rican operations are subject to a Grant of Tax Exemption under Puerto Rico Act 60-2019. This grant, which constitutes a contractual agreement with the Government of Puerto Rico, provides for a 15-year exemption period effective January 1, 2022. Under the terms of the grant, qualifying income is subject to a fixed income tax rate of 4.0%. For the year ended December 31, 2025, we generated approximately $1.6 million of income subject to the 4.0% preferential tax rate.

Our operations in the Dominican Republic operate under the Free Trade Zone regime pursuant to Law No. 8-90. Under this regime, we benefit from a tax incentive program that includes a 0% income tax rate on qualifying income. The operating permit, which allows us to legally operate under the country's Free Zone regime, was issued by the National Free Zone Council and is valid until 2032 upon which time it will be renewed. For the year ended December 31, 2025, we generated approximately $2.1 million of income subject to the 0% income tax rate.

Income tax payments by jurisdiction, net of refunds, were composed of the following for the year ended December 31, 2025:

($ in thousands)	Amount
Federal	$3,349
State	60
Foreign:
China	473
All Other	332
Total	$4,214

For the year ended December 31, 2024, we received total tax refunds of approximately $1.9 million, net of payments.

We are subject to tax examinations in various taxing jurisdictions. The earliest exam years open for examination are as follows:

Earliest Exam Year
Taxing Authority Jurisdiction:
U.S. Federal	2022
Various U.S. States	2021
Puerto Rico (U.S. Territory)	2020
Canada	2020
China	2020
Mexico	2020
United Kingdom	2021
Australia	2021

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. As of December 31, 2025, no such expenses were recognized during the year. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

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

11. SHAREHOLDERS' EQUITY

Repurchase of Common Stock

On February 24, 2025, Rocky Brands announced that its Board of Directors approved a share repurchase program of up to $7,500,000 of the Company's outstanding common stock, no par value per share. Under the repurchase program, which expired on February 24, 2026, common shares could be purchased in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase program did not obligate the Company to acquire any particular amount of common stock and may have been suspended at any time at the Company's discretion.

During the year ended December 31, 2025, 10,456 shares of outstanding common stock were repurchased under the plan on the open market with an average price paid per share of $19.21. As of December 31, 2025, $7,299,140 remained available under the stock repurchase program for repurchase.

Preferred Shares

The Company has authorized  250,000 shares of voting preferred stock with no par value. No shares are issued or outstanding. Also, the Company has authorized  250,000 shares of non-voting preferred stock with no par value. Of these,  125,000 shares have been designated Series A non-voting convertible preferred stock with a stated value of $0.06 per share, of which no shares are issued or outstanding at December 31, 2025 and 2024 .

12. SHARE-BASED COMPENSATION

On May 7, 2014, our shareholders approved the 2014 Omnibus Incentive Plan and in May 2021 this plan was amended as our shareholders authorized an additional 600,000 shares (as amended, the "2014 Plan"). The 2014 Plan included 1,100,000 of our common shares that may have been granted under various types of awards as described in the 2014 Plan. As of December 31, 2024, there were no shares authorized to issue under the 2014 Plan as the plan expired upon adoption of the 2024 Omnibus Incentive Plan.

On June 5, 2024, our shareholders approved the 2024 Omnibus Incentive Plan (the "2024 Plan"). The purpose of the 2024 Plan was to authorize shares to be available for grant upon expiration of the 2014 Plan and to make other design changes based on recent corporate governance and other trends. We carried over 472,862 shares that remained available under the 2014 Plan and our shareholders authorized an additional 27,138 shares for the 2024 Plan for a total of 500,000 shares eligible for grant under the 2024 Plan. As of December 31, 2025, we were authorized to issue 448,788 shares under the 2024 Plan.

During the years ended December 31, 2025 and 2024, we issued 28,678 shares and 19,634 shares of common stock to members of our Board of Directors, respectively.

Stock Options

There were no options granted for the year ended December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, we recognized share-based compensation expense and the corresponding tax benefit as follows:

($ in thousands)	2025	2024
Share-based compensation expense	$1,617	$1,294
Tax benefit	272	220

The following summarizes stock option activity for the year ended December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
($ amounts are per share)	Shares	Exercise Price	Actual Term	Intrinsic Value
Options outstanding at January 1, 2025	199,700	$28.82
Issued	-	-
Exercised	(31,800)	25.43
Forfeited or expired	(17,850)	28.18
Options outstanding at December 31, 2025	150,050	$29.62	3.5	$477,497
Expected to vest	16,900	$35.57	5.6	$7,686
Exercisable at December 31, 2025	133,150	$28.86	3.2	$469,811

For the years ended December 31, 2025 and 2024, cash received for the exercise of stock options was approximately $0.8 million and $0.6 million, respectively.

Restricted Stock Units

Under the 2024 Omnibus Incentive Plan, restricted stock units  may be granted to certain eligible employees and officers in accordance with the applicable equity compensation agreements. Subject to participants' continued employment and other plan terms and conditions, the awards generally vest over three years. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant.

The following table summarizes the status of the Company's restricted stock units and activity as of  December 31, 2025:

	Restricted Stock Units
		Weighted-Average Grant Date
($ amounts are per share)	Quantity	Fair Value Per Share
Nonvested at January 1, 2025	53,423	$26.54
Granted	45,286	21.52
Vested	(652)	12.79
Forfeited	(635)	23.62
Nonvested at December 31, 2025	97,422	$24.32

As of December 31, 2025, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was approximately $1.0 million with a weighted-average expense recognition period of 1.5 years.

13. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per share computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
(shares in thousands)	2025	2024

Basic - weighted average shares outstanding	7,474	7,437
Dilutive restricted share units	44	23
Dilutive stock options	12	20
Diluted - weighted average shares outstanding	7,530	7,480
Anti-dilutive securities	122	120

14. REVENUE

Overview

Our products are distributed through three distinct channels, which represent our business segments: Wholesale, Retail, and Contract Manufacturing. In our Wholesale business, we distribute our products through a wide range of distribution channels representing thousands of retail store locations in the U.S., the U.K., and other international markets such as Europe. Our Wholesale channels vary by product line and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers. Our Retail business includes direct sales of our products to consumers through our business-to-business web platform, e-commerce websites, third-party marketplaces and our Rocky Outdoor Gear Store. Our Contract Manufacturing segment includes sales to the U.S. Military, private label sales and any sales to customers in which we are contracted to manufacture or source a specific footwear product for a customer.

Nature of Performance Obligations

Revenue is recognized when the performance obligations under the terms of a contract with our customer are satisfied. The performance obligation is satisfied, and revenue is recorded when control passes to the customer which is generally upon shipment to the customer or at the time of sale for our outdoor gear store customers. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our products, which is the net sales price.

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

On occasion, we enter into non-cancellable contracts with the U.S. Military and other customers with a duration of one year or less. The contractual minimum payments under such contracts may result in current contract receivable balances.

Current contract liabilities are performance obligations that we expect to satisfy or relieve within the next twelve months, advance consideration obtained prior to satisfying a performance obligation, or unconditional obligations to provide goods or services under non-cancellable contracts before the transfer of goods or services to the customer has occurred.

As of  December 31, 2025 and 2024, there are no contract receivable or contract liability balances outstanding.

Disaggregation of Revenue

All revenues are recognized at a point in time when control of our products pass to the customer at point of shipment or point of sale for outdoor gear store customers. Because all revenues are recognized at a point in time and are disaggregated by channel, our segment disclosures are consistent with disaggregation requirements. See Note 16 - Segment Information for segment disclosures.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow for the years ended December 31, as follows:

	Twelve Months Ended
	December 31,
($ in thousands)	2025	2024

Interest paid	$9,355	$16,170

Property, plant, and equipment purchases in accounts payable	$861	$484

16. SEGMENT INFORMATION

Reportable Segments - We have identified three reportable segments: Wholesale, Retail, and Contract Manufacturing.

Wholesale. In our Wholesale segment, our products are offered in thousands of retail locations representing a wide range of distribution channels in the U.S., U.K. and other international markets, mainly in Europe. These distribution channels vary by product line and target market and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers and online retailers.

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

Net sales to foreign countries represented approximately 2.3% of net sales in 2025 and 3.2% of net sales in 2024.

The net book value of fixed assets located outside of the U.S. totaled $11.1 million at December 31, 2025, of which approximately $3.7 million resides in the Dominican Republic and approximately $7.4 million resides in China.

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

The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the years ended December 31:

	Year Ended
	December 31,
($ in thousands)	2025	2024
NET SALES:
Wholesale	$316,561	$313,340
Retail	152,889	126,868
Contract Manufacturing	12,526	13,564
Total Net Sales	$481,976	$453,772

COST OF GOODS SOLD:
Wholesale	$192,932	$196,095
Retail	79,835	66,715
Contract Manufacturing	11,919	11,952
Total Cost of Goods Sold	$284,686	$274,762

GROSS MARGIN:
Wholesale	$123,629	$117,245
Retail	73,054	60,153
Contract Manufacturing	607	1,612
Total Gross Margin	$197,290	$179,010

Segment asset information is not prepared or used to assess segment performance.

Product Line Information - The following is supplemental information on net sales by product line for the years ended December 31:

	2025
($ in thousands)	Wholesale	Retail	Contract Manufacturing	Total	% of Sales
Work footwear	$100,250	$90,886	$2,504	$193,640	40.2%
Outdoor footwear	120,484	45,216	-	165,700	34.4%
Western footwear	67,483	8,897	-	76,380	15.8%
Duty and commercial military footwear	27,432	3,297	-	30,729	6.4%
Military footwear	-	-	10,022	10,022	2.1%
Other	912	4,593	-	5,505	1.1%
Total	$316,561	$152,889	$12,526	$481,976	100%

	2024
($ in thousands)	Wholesale	Retail	Contract Manufacturing	Total	% of Sales
Work footwear	$106,187	$81,873	$2,289	$190,349	41.9%
Outdoor footwear	100,872	29,350	-	130,222	28.7%
Western footwear	74,040	8,599	-	82,639	18.2%
Duty and commercial military footwear	31,476	3,071	-	34,547	7.6%
Military footwear	-	-	11,275	11,275	2.5%
Other	765	3,975	-	4,740	1.0%
Total	$313,340	$126,868	$13,564	$453,772	100%

17. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in legal proceedings in the ordinary course of business. Unless otherwise stated, we believe that the likelihood of the resolution being materially adverse to our financial statements is remote and as such have not recorded any contingent liabilities within the accompanying Consolidated Financial Statements.

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022. As a result of the misclassification of HTS codes we have paid duties in excess of the required amount. We are in the process of filing multiple post summary corrections with U.S. Customs to seek refunds of duties paid in excess of the correct HTS codes. We have the potential to recover the total amount of overpaid duties resulting in a potential refund of approximately $7.7 million, of which we have received $5.1 million to date. No refunds were received for the twelve months ended December 31, 2025 and 2024. We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying consolidated balance sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

18. SUBSEQUENT EVENTS

Repurchase of Common Stock

On February 24, 2026, Rocky Brands announced that its Board of Directors approved a new share repurchase program of up to $7,500,000 of the Company's outstanding common stock, no par value per share. This repurchase program replaces the previous repurchase program authorized by the Board of Directors that expired on February 24, 2026 and has a one year term expiring on February 23, 2027.

Dividends Declared

On  February 17, 2026, Rocky Brands announced that its board of directors declared a quarterly cash dividend of $0.155 per share of outstanding common stock, to be paid on  March 16, 2026 to all shareholders of record as of the close of business on  March 2, 2026. The declaration and payment of future dividends and the establishment of future record dates and payment dates are subject to the quarterly determination of the board of directors.

Subsequent Event

On  February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. The ultimate availability, timing, and amount of any potential refunds associated with IEEPA tariffs previously paid by the Company remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court's decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company's business. The Company continues to monitor and evaluate these developments and assess their potential impact on the Company's business, financial condition, and results of operations.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2025. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based upon that evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Deloitte & Touche LLP, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal controls over financial reporting which is included within this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Rocky Brands, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rocky Brands, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 11, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio

March 11, 2026

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) The following Financial Statements are included in this Annual Report on Form 10-K in Item 8:

●  Report of Independent Registered Public Accounting Firm

●  Consolidated Balance Sheets as of December 31, 2025 and 2024

●  Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

●  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025 and 2024

●  Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

10.01

Form of Indemnification Agreement entered into between the Company and its directors and executive officers. (incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.02

Schedule of directors and executive officers who have entered into the form of Indemnification Agreement. (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

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

10.08	Form of Option Award Agreement under the 2024 Omnibus Incentive Plan.

10.09	Form of Restricted Stock Unit Award Agreement under the 2024 Omnibus Incentive Plan.

10.10	Form of Performance Stock Unit Award under the 2024 Omnibus Incentive Plan.

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

10.14	Amended and Restated ABL Loan and Security Agreement, dated April 26, 2024, between the Company and Bank of America, N.A. as Agent, Sole Arranger and Sole Bookrunner and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 26, 2024 and filed April 30, 2024).

10.15	Rocky Brands, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Company's 2024 Proxy Statement filed April 29, 2024).

19	Rocky Brands, Inc. Securities Law Compliance Program (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024).

21*	Subsidiaries of the Company.

23.1*	Independent Registered Public Accounting Firm’s Consent of Deloitte & Touche LLP

24*	Power of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

97	Rocky Brands, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible iXBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

ROCKY BRANDS, INC.

Date: March 11, 2026	By:	/s/ JASON BROOKS
Jason Brooks, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JASON S. BROOKS	Chairman, President and Chief Executive Officer	March 11, 2026
Jason S. Brooks	(Principal Executive Officer)

/s/ THOMAS D. ROBERTSON	Chief Financial Officer, Chief Operating Officer and Treasurer	March 11, 2026
Thomas D. Robertson	(Principal Financial and Accounting Officer)

* CURTIS A. LOVELAND	Assistant Secretary and Director	March 11, 2026
Curtis A. Loveland

* Michael L. Finn	Director	March 11, 2026
Michael L. Finn

*ROBYN R. HAHN	Director	March 11, 2026
Robyn R. Hahn

* G. Courtney Haning	Lead Director	March 11, 2026
G. Courtney Haning

* William L. Jordan	Director	March 11, 2026
William L. Jordan

* robert b. moore, jr.	Director	March 11, 2026
Robert B. Moore, Jr.

* DWIGHT E. SMITH	Director	March 11, 2026
Dwight E. Smith

* TracIE A. WINBIGLER	Director	March 11, 2026
Tracie A. Winbigler

By: /s/ JASON BROOKS
Jason Brooks, Attorney-in-Fact