Form 10-Q
period 2026-03-31
ROCKY BRANDS, INC.
filed 2026-05-05
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 7,541,363 shares of the Registrant's Common Stock outstanding on April 30, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,	March 31,
	2026	2025	2025
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$1,667	$2,902	$2,557
Trade receivables – net	81,596	77,055	74,453
Other receivables	3,310	4,952	264
Inventories – net	172,638	181,134	175,508
Income tax receivable	1,158	1,050	-
Prepaid expenses	6,391	3,623	5,899
Total current assets	266,760	270,716	258,681
LEASED ASSETS	8,146	4,175	5,405
PROPERTY, PLANT & EQUIPMENT – net	50,234	49,929	49,585
GOODWILL	47,844	47,844	47,844
IDENTIFIED INTANGIBLES – net	102,336	103,033	105,126
OTHER ASSETS	1,872	1,791	1,582
TOTAL ASSETS	$477,192	$477,488	$468,223

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$60,730	$52,958	$64,560
Current portion of long-term debt	8,361	8,361	8,361
Accrued expenses and other liabilities	22,836	34,813	25,164
Total current liabilities	91,927	96,132	98,085
LONG-TERM DEBT	113,791	114,281	120,255
LONG-TERM LEASES	5,722	1,727	2,857
DEFERRED INCOME TAXES	12,381	12,381	10,044
DEFERRED LIABILITIES	827	879	769
TOTAL LIABILITIES	224,648	225,400	232,010
SHAREHOLDERS' EQUITY:
Common stock, no par value;	-	-	-
25,000,000 shares authorized; issued and outstanding March 31, 2026 - 7,536,488; December 31, 2025 - 7,505,139; March 31, 2025 - 7,451,996
Additional paid-in-capital	76,456	76,090	74,070
Retained earnings	176,088	175,998	162,143
Total shareholders' equity	252,544	252,088	236,213
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$477,192	$477,488	$468,223

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
NET SALES	$124,401	$114,073
COST OF GOODS SOLD	78,967	67,065
GROSS MARGIN	45,434	47,008

OPERATING EXPENSES	41,799	38,302

INCOME FROM OPERATIONS	3,635	8,706

INTEREST EXPENSE AND OTHER – net	(2,034)	(2,356)

INCOME BEFORE INCOME TAX EXPENSE	1,601	6,350

INCOME TAX EXPENSE	342	1,409

NET INCOME	$1,259	$4,941

INCOME PER SHARE
Basic	$0.17	$0.66
Diluted	$0.17	$0.66

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,536	7,459
Diluted	7,616	7,493

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2024	7,454	$73,866	$158,358	$232,224

THREE MONTHS ENDED MARCH 31, 2025
Net income			$4,941	$4,941
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Repurchase of common stock	(10)	$(201)	-	(201)
Stock issued for options exercised, including tax benefits	1	19	-	19
Stock-based compensation	7	386	-	386
BALANCE - March 31, 2025	7,452	$74,070	$162,143	$236,213

BALANCE - December 31, 2025	7,505	$76,090	$175,998	$252,088

THREE MONTHS ENDED MARCH 31, 2026
Net income			$1,259	$1,259
Dividends paid on common stock ($0.155 per share)			(1,169)	(1,169)
Restricted stock awards issued, net of tax withholding obligations	25	(89)	-	(89)
Stock-based compensation	6	455	-	455
BALANCE - March 31, 2026	7,536	$76,456	$176,088	$252,544

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,259	$4,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,480	2,382
Noncash lease expense	709	679
Stock compensation expense	457	386
Provision for bad debts	371	236
Amortization of debt issuance costs and loan fees	179	161
Change in assets and liabilities:
Receivables	(3,269)	(1,942)
Inventories	3,531	(8,806)
Other current assets	(2,768)	(2,891)
Other assets	(30)	(14)
Accounts payable	6,826	5,589
Operating lease liability	(737)	(699)
Accrued and other liabilities	(7,014)	515
Income taxes	(108)	693
Net cash provided by operating activities	1,886	1,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,142)	(701)
Net cash used in investing activities	(1,142)	(701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	12,220	8,338
Repayments on revolving credit facility	(10,750)	(6,500)
Repayments on term loan	(2,090)	(2,090)
Payments of debt issuance costs and loan fees	(99)	(101)
Proceeds from stock options	-	19
Taxes paid related to net shares settlement of equity awards	(91)	-
Repurchase of common stock	-	(201)
Dividends paid on common stock	(1,169)	(1,156)
Net cash used in financing activities	(1,979)	(1,691)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,235)	(1,162)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	2,902	3,719
END OF PERIOD	$1,667	$2,557

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are a leading designer, manufacturer and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including The Original Muck Boot Company ("Muck"), XTRATUF, Rocky, Durango, Georgia Boot, Lehigh, Ranger, and the licensed brand Michelin. Our brands have a long history of representing high quality, comfortable, functional and durable footwear and our products are organized around six target markets: work, outdoor, western, commercial military, duty, and military. In addition, as part of our strategy of outfitting consumers from head-to-toe, we market complementary branded apparel and accessories that we believe leverage the strength and positioning of each of our brands.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the Unaudited Condensed Consolidated Financial Statements are considered to be of normal and recurring nature. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2025 Unaudited Condensed Consolidated Balance Sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2025, which includes all disclosures required by GAAP.

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

2. ACCOUNTING STANDARDS UPDATES

Recently Issued Accounting Pronouncements

Rocky Brands, Inc. is currently evaluating the impact of certain ASUs on its Unaudited Condensed Consolidated Financial Statements:

Standard	Description	Anticipated Adoption Periods	Effect on Consolidated Financial Statements
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This pronouncement requires disclosure of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements.	Q4 2027 (fiscal year) Q1 2028 (interim period)	The Company is still assessing the impact of the new accounting standard on its consolidated financial statements.
ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements	This pronouncement improves the navigability of the required interim disclosure and provides clarification around the principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	Q4 2027 (fiscal year) Q1 2028 (interim period)	The Company is still assessing the impact of the new accounting standard on its consolidated financial statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This pronouncement modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and enhances disclosure requirements.	Q4 2028 (fiscal year) Q1 2029 (interim period)	The Company is still assessing the impact of the new accounting standard on its consolidated financial statements.

Accounting Standards Adopted in the Prior Year

Standard	Description	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This pronouncement requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid.	The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2025. See Note 10 - Taxes for further information on income taxes.

3. FAIR VALUE

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

The fair values of cash and cash equivalents, receivables, and payables approximate their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, and expected insurance recoveries. The carrying amounts of our long-term credit facilities and other short-term financing obligations also approximate fair value, as they are comparable to financing in the third-party marketplaces due to their variable interest rate terms. Our long-term credit facilities and short-term financing obligations are classified as Level 2.

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

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets primarily include property, plant, and equipment, operating lease assets, definite-lived intangibles and goodwill and other indefinite-lived intangible assets that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. There was no impairment charge for such assets recorded during the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026,  December 31, 2025 and  March 31, 2025, there were no contract receivable or contract liability balances outstanding.

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

5. TRADE RECEIVABLES

We maintain an allowance for credit losses resulting from the inability of our customers to make required payments. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. Estimates of the allowance in any future period are inherently uncertain and actual allowances  may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written-off once we have pursued all reasonable efforts to collect on the account. Trade receivables are presented net of the related allowance for credit losses of approximately $0.8 million, $0.7 million, and $0.9 million at March 31, 2026,  December 31, 2025, and  March 31, 2025, respectively.

6. INVENTORY

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Finished goods	$153,616	$161,770	$156,939
Raw materials	18,057	18,776	17,629
Work-in-process	965	588	940
Total	$172,638	$181,134	$175,508

The asset associated with our returns reserve included within inventories was approximately $1.0 million, $1.1 million, and $0.9 million as of  March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

7. GOODWILL & IDENTIFIED INTANGIBLE ASSETS

There was no change in goodwill during the three months ended March 31, 2026.

Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2026
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654	-	$(4,000)	$74,654
Intangible assets subject to amortization				-
Patents	895	$(877)	-	18
Customer relationships	41,659	(13,995)	-	27,664
Total intangible assets other than goodwill	$121,208	$(14,872)	$(4,000)	$102,336

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	December 31, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(875)	-	20
Customer relationships	41,659	(13,300)	-	28,359
Total intangible assets other than goodwill	$121,208	$(14,175)	$(4,000)	$103,033

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	March 31, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(865)	-	30
Customer relationships	41,659	(11,217)	-	30,442
Total intangible assets other than goodwill	$121,208	$(12,082)	(4,000)	$105,126

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

The weighted average remaining life of patents and customer relationships is 2.2 years and 10.0 years, respectively.

Amortization expense for intangible assets subject to amortization for each of the three months ended March 31, 2026 and 2025 was $0.7 million.

As of March 31, 2026, a schedule of approximate expected remaining amortization expense related to intangible assets for the years ending December 31 is as follows:

		Amortization
($ in thousands)	Year	Expense
	2026	$2,091
	2027	2,785
	2028	2,781
	2029	2,779
	2030	2,778
	2031+	14,469
	Total	$27,682

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in "Accrued expenses and other liabilities" within the accompanying Unaudited Condensed Consolidated Balance Sheets were:

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Accrued expenses and other liabilities:
Accrued tariffs and duties	$8,718	$15,272	$9,889
Operating lease liability	2,600	2,651	2,808
Salaries and wages	1,989	5,336	2,198
Returns liability	1,825	2,123	1,716
Income taxes payable	-	-	1,254
Other	7,704	9,431	7,299
Total accrued expenses and other liabilities	$22,836	$34,813	$25,164

9. LONG-TERM DEBT

On April 26, 2024, we refinanced our previous term debt and asset-based lending credit facilities by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivable and inventory balances. As of  March 31, 2026, we had borrowing capacity of $48.5 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

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

Revolver Pricing Level	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

In connection with the ABL Agreement, we paid certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Term Facility that matures in 2029 with an effective interest rate of 7.00% as of March 31, 2026, 7.50% as of December 31, 2025 and 7.97% as of March 31, 2025, respectively	$24,671	$26,762	$33,032
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 5.57% as of March 31, 2026, 5.62% as of December 31, 2025 and 6.23% as of March 31, 2025, respectively	97,100	94,300	96,300
Prime borrowings with an effective interest rate of 7.06% as of March 31, 2026, 7.16% as of December 31, 2025 and 7.80% as of March 31, 2025, respectively	1,991	3,321	1,416
Total debt	123,762	124,383	130,748
Less: Unamortized debt issuance costs	(1,610)	(1,741)	(2,132)
Total debt, net of debt issuance costs	122,152	122,642	128,616
Less: Debt maturing within one year	(8,361)	(8,361)	(8,361)
Long-term debt	$113,791	$114,281	$120,255

A schedule of debt payments for the next five years is as follows:

		Debt Payment
($ in thousands)	Year	Schedule
	2026	$8,361
	2027	8,361
	2028	8,361
	2029	98,679
	Total	$123,762

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments and share repurchases. As of March 31, 2026, we were in compliance with all credit facility covenants.

10. TAXES

The effective tax rate for the three months ended March 31, 2026 and 2025 was 21.4% and 22.2%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate, including projected income from our domestic and international businesses, for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2019 through 2025 remain open to examination by most taxing authorities.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No such expenses were recognized during the three months ended March 31, 2026 and 2025. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

11. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted EPS computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation is as follows:

	Three Months Ended
	March 31,
(shares in thousands)	2026	2025

Basic - weighted average shares outstanding	7,536	7,459
Dilutive restricted share units	48	24
Dilutive stock options	32	10
Diluted - weighted average shares outstanding	7,616	7,493
Anti-dilutive securities	50	152

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025

Interest paid	$1,933	$2,276

Federal, state, and local income taxes paid, net	$450	$469

Property, plant, and equipment purchases in accounts payable	$946	$902

Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$4,680	$57

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

Net sales to foreign countries represented approximately 2.0% of net sales for the three months ended March 31, 2026 and 2025.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer (CEO), who evaluates operating results and performance based on net sales and gross margin. Our CODM also uses results of net sales and gross margin to evaluate segment performance and allocate resources as the primary metrics for overall segment evaluation. Operating expenses such as warehousing, distribution, marketing, and other key activities supporting our operations are integrated to maximize efficiency and productivity; therefore, we do not include these expenses within our segment results but instead review them at the consolidated level.

The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the  three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
NET SALES:
Wholesale	$78,391	$74,784
Retail	42,699	36,641
Contract Manufacturing	3,311	2,648
Total Net Sales	$124,401	$114,073

COST OF GOODS SOLD:
Wholesale	$51,431	$44,674
Retail	24,528	19,896
Contract Manufacturing	3,008	2,495
Total Cost of Goods Sold	$78,967	$67,065

GROSS MARGIN:
Wholesale	$26,960	$30,110
Retail	18,171	16,745
Contract Manufacturing	303	153
Total Gross Margin	$45,434	$47,008

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

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022 associated with brands acquired through an acquisition in the first quarter of 2021. As a result of the misclassification of HTS codes on these products, we believe that we have paid duties in excess of the expected amount due. We have the potential to recover the total amount of overpaid duties resulting in an estimated potential refund of approximately $7.9 million, of which we have received $5.1 million to date. No refunds were received for the three months ended March 31, 2026 . We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying Unaudited Condensed Consolidated Balance Sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

15. SUBSEQUENT EVENTS

Subsequent to March 31, 2026, we repurchased 26,537 shares of common stock under our authorized share repurchase program. The shares were purchased at an aggregate cost of $1.0 million and an average price of $37.32 per share.

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

Our business is subject to a highly evolving and everchanging macroeconomic environment, including changes in tariffs, taxes and industry changes. We continue to monitor changes in policy impacting global trade, including tariffs, which have been dynamic, unpredictable, and subject to ongoing modification. Beginning in early 2025, pursuant to the International Emergency Economic Powers Act ("IEEPA"), significant additional tariffs were imposed on products imported from various countries, including those countries where we primarily source our products. In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the IEEPA and in March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection Agency ("CBA") to suspend collection of the invalidated tariffs and to establish a process to refund IEEPA tariffs previously collected. As a result of this ruling, we may be eligible to receive refunds of tariffs previously paid on qualifying imports. We have paid approximately $20.5 million in tariffs for products that were subject to the invalidated IEEPA tariffs. Beginning in April 2026, we began filing refund claims with CBP related to eligible IEPPA tariff payments made. There can be no guarantee that a refund, if received, will equal the full amount of IEEPA tariffs paid, and any refund may be subject to further legal and regulatory developments. As a result of the uncertainty, we have not recorded a receivable related to the potential recovery of IEEPA tariffs paid as of March 31, 2026.

Additionally, following the Supreme Court's ruling invalidating the IEEPA tariffs, the U.S. imposed a temporary 10% general tariff under Section 122 of the Trade Act of 1974. There remains substantial uncertainty regarding the potential changes or pauses to existing and newly announced tariffs, tariff levels, and whether additional tariffs or other reciprocal actions may be imposed, modified, or suspended. We have implemented, and plan to continue to implement, as needed, various mitigation strategies including adjusting the prices of our products, adjusting the countries from which we source our products and further leveraging our own manufacturing facilities in the Dominican Republic and Puerto Rico. Proposed or enacted tariffs and changes to U.S. trading policies may be restituted, paused, removed, or changed at any time and to the extent we are unable to successfully mitigate any negative resulting impacts it could adversely affect our business, financial condition, and results of operation.

During the first quarter of 2026, we experienced an increase in net sales over the first quarter of 2025. This increase was attributable to an increase in net sales across all three of our reportable segments, Wholesale, Retail, and Contact Manufacturing. We continue to benefit from the strength and growth of our Retail segment with the third consecutive quarter of growth in our Retail segment net sales. Growth in our Retail segment was driven by increases across all of our Retail selling channels. The increase in net sales on our e-commerce websites and third-party marketplace platforms was driven by a continued focus on our digital marketing and expansion into new marketplaces. The increase in net sales in our Lehigh CustomFit business was attributed to expanding our customer base and product offerings. We saw a decrease in gross margin as a percentage of sales in our Wholesale and Retail segments as a result of increased product costs due to elevated tariff costs recognized during the quarter partially offset by tariff-related price increases.

Our operating expenses as a percentage of net sales for the three months ending March 31, 2026 was consistent with that of the prior year period.

Interest expense declined for the three months ending March 31, 2026 compared to the same period in 2025 due to continued debt repayments over the past twelve months, which have reduced the overall outstanding principal balances, as well as a decrease in interest rates.

The decrease in inventory as of March 31, 2026 compared to March 31, 2025 was primarily due to our efforts to optimize our inventory position by reducing our discontinued inventory levels throughout the year.

FIRST QUARTER 2026 FINANCIAL HIGHLIGHTS COMPARED TO FIRST QUARTER 2025

●	Net sales increased 9.1% to $124.4 million
●	Gross margin decreased 470-basis points to 36.5%
●	Inventories decreased 1.6% to $172.6 million
●	Total debt decreased 5.0% to $122.2 million

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our Annual Report on Form 10-K for the year ended December 31, 2025.

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Net sales	$124,401	$114,073
Cost of goods sold	78,967	67,065
Gross margin	45,434	47,008
Operating expenses	41,799	38,302
Income from operations	$3,635	$8,706

Net sales increased to $124.4 million in the first quarter of 2026 compared to $114.1 million in the first quarter of 2025. The increase in net sales in the current year quarter compared to the prior year quarter was due to an increase in net sales across all of our reportable segments: Wholesale, Retail, and Contract Manufacturing.

Gross margin in the first quarter of 2026 was $45.4 million, or 36.5% of net sales, compared to $47.0 million, or 41.2% of net sales, in the first quarter of 2025. The 470-basis point decrease in gross margin was primarily driven by increased sourcing variances, mainly higher tariffs, in the first quarter of 2026 compared to the first quarter of 2025.

Operating expenses for the first quarter of 2026 were $41.8 million, or 33.6% of net sales, compared to $38.3 million, or 33.6% of net sales, for the first quarter of 2025.

Income from operations for the first quarter of 2026 was $3.6 million, or 2.9% of net sales, compared to $8.7 million, or 7.6% of net sales, in the year ago period. The decrease in income from operations was primarily driven by the decrease in gross margin for the three months ended March 31, 2026, compared to the year ago period.

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

	Three Months Ended
	March 31,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$78,391	$74,784	$3,607	4.8%
Retail	42,699	36,641	6,058	16.5
Contract Manufacturing	3,311	2,648	663	25.0
Total Net Sales	$124,401	$114,073	$10,328	9.1%

Wholesale net sales for the three months ended March 31, 2026 were $78.4 million compared to $74.8 million for the three months ended March 31, 2025. The increase in Wholesale net sales was due to increased demand across several key styles and brands coupled with a tariff-related price increase. Additionally, as part of a strategic initiative, we continued to build upon the lifestyle component of our outdoor category to broaden our distribution and consumer reach.

Retail net sales for the three months ended March 31, 2026 were $42.7 million compared to $36.6 million for the three months ended March 31, 2025. The increase was attributed to increases in our owned e-commerce website net sales, our Lehigh CustomFit business, and third-party marketplace net sales. We upgraded our e-commerce platform during the third quarter of 2025 and have increased our investments in digital advertising, driving more traffic to our website and increasing our net sales in the first quarter of 2026 compared to the prior year period. We experienced an increase in our Lehigh CustomFit business as we continue to expand our customer base and increase product offerings. The increase in third-party marketplace platforms was attributed to increased presence within the marketplace space as well as price increases.

Contract Manufacturing net sales for the three months ended March 31, 2026 were $3.3 million compared to $2.7 million for the three months ended March 31, 2025. The increase in Contract Manufacturing net sales was due to increased sales to the U.S. Military.

	Three Months Ended
	March 31,
($ in thousands)	2026	2025	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$26,960	$30,110	$(3,150)
Margin %	34.4%	40.3%	(5.9)%
Retail Margin $'s	$18,171	$16,745	$1,426
Margin %	42.6%	45.7%	(3.1)%
Contract Manufacturing Margin $'s	$303	$153	$150
Margin %	9.2%	5.8%	3.3%
Total Margin $'s	$45,434	$47,008	$(1,574)
Margin %	36.5%	41.2%	(4.7)%

Wholesale gross margin for the three months ended March 31, 2026 was $27.0 million, or 34.4% of net sales, compared to $30.1 million, or 40.3% of net sales, for the three months ended March 31, 2025. The lower Wholesale gross margin in the first quarter of 2026 compared to the first quarter 2025 was due to higher tariff-related costs offset by tariff-related price increases and mitigation actions taken over the past twelve months to diversify our sourcing and leverage our own manufacturing facilities. The unfavorable tariff costs were also partially offset by an on-going favorable shift in our branded sales mix, with our rubber boot brands delivering stronger growth relative to the rest of the brands in our portfolio. Our rubber boots products typically yield higher gross margins than other products within our brand portfolio.

Retail gross margin for the three months ended March 31, 2026 was $18.2 million, or 42.6% of net sales, compared to $16.7 million, or 45.7% of net sales, for the three months ended March 31, 2025. The decrease in Retail gross margin as a percentage of net sales was attributable to higher tariff-related costs offset by price increases. The unfavorable tariff costs were also partially offset by an on-going favorable shift in our branded sales mix, with our rubber boot brands delivering stronger growth relative to the rest of the brands in our portfolio. Our rubber boots product typically yield higher gross margins than other products within our brand portfolio.

Contract Manufacturing gross margin for the three months ended March 31, 2026 was $0.3 million, or 9.2% of net sales, compared to $0.2 million, or 5.8% of net sales, for the three months ended March 31, 2025. The increase in gross margin was driven by increased economies of scale at our Puerto Rico manufacturing facility as we increased production there.

	Three Months Ended
	March 31,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$41,799	$38,302	$3,497	9.1%
% of Net Sales	33.6%	33.6%	0.0%

Operating expenses for the three months ended March 31, 2026 and March 31, 2025 were $41.8 million and $38.3 million, respectively, or 33.6% of sales. The increase in operating expenses was due to higher logistics costs associated with the increase in Retail sales.

	Three Months Ended
	March 31,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$(2,034)	$(2,356)	$322	(13.7)%

Interest Expense and Other - net for the three months ended March 31, 2026 was $2.0 million compared to $2.4 million in the year ago period. The decrease in interest expense was due to lower debt levels as well as a decrease in interest rates.

	Three Months Ended
	March 31,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$342	$1,409	$(1,067)	(75.7)%
Effective Tax Rate	21.4%	22.2%	(0.8)%

The decrease in our effective tax rate in the first quarter of 2026 compared to the year ago period was primarily due to the mix of earnings between the United States and our international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are our income from operations, as well as access to the borrowing capacity under our ABL Facility. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. As of March 31, 2026, we maintained cash and cash equivalents of $1.7 million and had $48.5 million of availability under our ABL Facility. Our primary ongoing operating cash flow requirements are for inventory purchases and other working capital needs, capital expenditures, and payments on our credit facilities.

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

In addition to our ABL Facility with outstanding borrowings of $99.1 million as of March 31, 2026, we also have a Term Facility with outstanding borrowings of $24.7 million as of March 31, 2026. Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. Additionally, the ABL Facility and Term Facility contain restrictions on the amount of dividend payments and the amount of share repurchases of common stock. As of March 31, 2026, we were in compliance with such covenants and restrictions under the ABL Facility and Term Facility. We may utilize portions of our excess cash to prepay certain amounts of long-term debt prior to maturity.

Our capital expenditures primarily relate to investments in information technology, molds and equipment associated with our manufacturing and distribution operations, merchandising fixtures, and projects related to our corporate offices. In 2025, we purchased land for the future expansion of our distribution center in Logan, Ohio and as such it is possible that a significant portion of future capital expenditures may relate to this expansion.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options.

As of March 31, 2026, our material cash requirements from known contractual obligations and commitments relate primarily to our long-term debt and operating leases commitments. See Note 9 - Long-Term Debt to the Unaudited Condensed Consolidated Financial Statement for more information. Based on our current expectations and forecasts of future earnings, we believe our cash generated from operations will provide sufficient liquidity to fund our operations and debt and lease obligations for the next twelve months and beyond.

Cash Flows

	Three Months Ended
	March 31,
($ in millions)	2026	2025
Operating activities	$1.9	$1.2
Investing activities	(1.1)	(0.7)
Financing activities	(2.0)	(1.7)
Net change in cash and cash equivalents	$(1.2)	$(1.2)

Operating Activities. Net cash provided by operating activities was $1.9 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. Adjusting for noncash items, net income provided a cash in-flow of $5.5 million and $8.8 million for the three months ended March 31, 2026 and 2025, respectively. The net change in working capital and other assets and liabilities resulted in cash used by operating activities of $3.6 million and $7.6 million for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the net change in working capital was primarily impacted by an increase in accounts payable and a decrease in accrued expenses. The increase in accounts payable resulted in a source of cash of $6.8 million and the decrease in accrued expenses resulted in a use of cash of $7.0 million. The increase in accounts payable for the three months ended March 31, 2026 was a result of the timing of payments to suppliers and an increase in inventory purchases in the first quarter of 2026 compared to fourth quarter of 2025. The decrease in accrued expenses for the three months ended March 31, 2026 was a result of the tariff reductions imposed during the first quarter of 2026. During the three months ended March 31, 2025, the net change in working capital was primarily impacted by an increase in inventory and accounts payable. An increase in inventory resulted in a use of cash of $8.8 million and an increase in accounts payable resulted in a source of cash of $5.6 million. The increase in inventory and accounts payable was the result of a strategic move to accelerate inventory receipts in March to avoid higher tariffs that did not go into effect until April 2025.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $1.1 million and $0.7 million, respectively. The use of cash in both periods was a result of capital expenditures for our manufacturing operations and information technology.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2026 and 2025 was $2.0 million and $1.7 million, respectively. The net use of cash for both periods primarily related to the payment of dividends of $1.2 million for the three months ended March 31, 2026 and 2025.

On February 24, 2026, we announced a share repurchase program of up to $7,500,000 of the Company's outstanding common stock, no par value per share.

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

We have identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in our Management Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, increases or changes in duties and tariffs in countries of import and export, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cybersecurity breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, as well as other factors set forth under the caption “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed March 11, 2026) and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Repurchases of Common Stock

The following table sets forth information concerning the Company's purchases of common stock for the periods indicated:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)

January 1, 2026 - January 31, 2026	-	-	$7,299,140
February 1, 2026 - February 28, 2026	-	-	7,500,000
March 1, 2026 - March 31, 2026	-	-	7,500,000
Total	-	-	$7,500,000

(1) The number shown represents, as the end of such period, the maximum aggregate approximate dollar value of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On February 24, 2026, Rocky Brands announced a $7,500,000 share repurchase plan that is in effect until February 23, 2027. This program is replacing the $7,500,000 share repurchase plan that was announced on February 25, 2024, and expired on February 24, 2026.

ITEM 5 - OTHER INFORMATION

Trading Plans

During the three months ended  March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: May 5, 2026	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)