Form 10-Q
period 2026-06-30
ROCKY BRANDS, INC.
filed 2026-08-04
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 7,491,911 shares of the Registrant's Common Stock outstanding on July 31, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,	June 30,
	2026	2025	2025
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,627	$2,902	$2,779
Trade receivables – net	76,887	77,055	66,367
Other receivables	20,084	4,952	142
Inventories – net	173,525	181,134	186,836
Income tax receivable	-	1,050	-
Prepaid expenses	5,506	3,623	5,345
Total current assets	278,629	270,716	261,469
LEASED ASSETS	7,497	4,175	4,724
PROPERTY, PLANT & EQUIPMENT – net	52,360	49,929	50,908
GOODWILL	47,844	47,844	47,844
IDENTIFIED INTANGIBLES – net	101,639	103,033	104,428
OTHER ASSETS	1,939	1,791	1,647
TOTAL ASSETS	$489,908	$477,488	$471,020

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$58,747	$52,958	$61,483
Current portion of long-term debt	8,361	8,361	8,361
Accrued expenses and other liabilities	26,759	34,813	24,931
Total current liabilities	93,867	96,132	94,775
LONG-TERM DEBT	114,030	114,281	124,167
LONG-TERM LEASES	5,110	1,727	2,156
DEFERRED INCOME TAXES	12,381	12,381	10,044
DEFERRED LIABILITIES	888	879	813
TOTAL LIABILITIES	226,276	225,400	231,955
SHAREHOLDERS' EQUITY:
Common stock, no par value;	-	-	-
25,000,000 shares authorized; issued and outstanding June 30, 2026 - 7,487,899; December 31, 2025 - 7,505,139; June 30, 2025 - 7,461,167
Additional paid-in-capital	74,935	76,090	74,470
Retained earnings	188,697	175,998	164,595
Total shareholders' equity	263,632	252,088	239,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$489,908	$477,488	$471,020

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
NET SALES	$118,368	$105,647	$242,769	$219,720
COST OF GOODS SOLD	57,564	62,366	136,531	129,431
GROSS MARGIN	60,804	43,281	106,238	90,289

OPERATING EXPENSES	41,119	36,125	82,919	74,427

INCOME FROM OPERATIONS	19,685	7,156	23,319	15,862

INTEREST EXPENSE AND OTHER – net	(1,995)	(2,519)	(4,029)	(4,874)

INCOME BEFORE INCOME TAX EXPENSE	17,690	4,637	19,290	10,988

INCOME TAX EXPENSE	3,809	1,029	4,151	2,438

NET INCOME	$13,881	$3,608	$15,139	$8,550

INCOME PER SHARE
Basic	$1.85	$0.48	$2.01	$1.15
Diluted	$1.83	$0.48	$1.99	$1.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,509	7,461	7,522	7,460
Diluted	7,598	7,493	7,607	7,493

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2024	7,454	$73,866	$158,358	$232,224

SIX MONTHS ENDED JUNE 30, 2025
Net income			$4,941	$4,941
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Repurchase of common stock	(10)	$(201)	-	(201)
Stock issued for options exercised, including tax benefits	1	19	-	19
Stock-based compensation	7	386	-	386
BALANCE - March 31, 2025	7,452	$74,070	$162,143	$236,213

Net loss			$3,608	$3,608
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Stock compensation expense	9	400	-	400
BALANCE - June 30, 2025	7,461	$74,470	$164,595	$239,065

BALANCE - December 31, 2025	7,505	$76,090	$175,998	$252,088

SIX MONTHS ENDED JUNE 30, 2026
Net income			$1,259	$1,259
Dividends paid on common stock ($0.155 per share)			(1,169)	(1,169)
Restricted stock awards issued, net of tax withholding obligations	25	(89)	-	(89)
Stock-based compensation	6	455	-	455
BALANCE - March 31, 2026	7,536	$76,456	$176,088	$252,544

Net income			$13,881	$13,881
Dividends paid on common stock ($0.17 per share)			(1,272)	(1,272)
Repurchase of common stock	(54)	$(1,990)	-	(1,990)
Stock issued for options exercised, including tax benefits	1	14	-	14
Stock compensation expense	5	455	-	455
BALANCE - June 30, 2026	7,488	$74,935	$188,697	$263,632

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,139	$8,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,900	4,825
Noncash lease expense	1,385	1,363
Stock compensation expense	910	786
Provision for bad debts	1,539	434
Amortization of debt issuance costs and loan fees	363	327

Change in assets and liabilities:
Receivables	(16,502)	6,068
Inventories	2,644	(20,134)
Other current assets	(1,883)	(2,338)
Other assets	(109)	(70)
Accounts payable	4,680	2,614
Operating lease liability	(1,466)	(1,402)
Accrued and other liabilities	(5,024)	710
Income taxes	3,135	309
Net cash provided by operating activities	9,711	2,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,826)	(3,872)
Net cash used in investing activities	(4,826)	(3,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	22,919	23,710
Repayments on revolving credit facility	(19,250)	(16,000)
Repayments on term loan	(4,181)	(4,181)
Payments of debt issuance costs and loan fees	(142)	(145)
Proceeds from stock options	16	19
Taxes paid related to net shares settlement of equity awards	(91)	-
Repurchase of common stock	(1,990)	(201)
Dividends paid on common stock	(2,441)	(2,312)
Net cash (used in) provided by financing activities	(5,160)	890

DECREASE IN CASH AND CASH EQUIVALENTS	(275)	(940)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	2,902	3,719
END OF PERIOD	$2,627	$2,779

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

The accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the Unaudited Condensed Consolidated Financial Statements are considered to be of normal and recurring nature. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2025 Unaudited Condensed Consolidated Balance Sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2025, which includes all disclosures required by GAAP.

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

●

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The fair values of cash and cash equivalents, receivables, and payables approximate their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, expected insurance recoveries, and expected IEEPA tariff refunds. The carrying amounts of our long-term credit facilities and other short-term financing obligations also approximate fair value, as they are comparable to financing in the third-party marketplaces due to their variable interest rate terms. Our long-term credit facilities and short-term financing obligations are classified as Level 2.

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

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets primarily include property, plant, and equipment, operating lease assets, definite-lived intangibles, and goodwill and other indefinite-lived intangible assets that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. There was no impairment charge for such assets recorded during the six months ended June 30, 2026 and 2025.

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

Elements of variable consideration including discounts, allowances, and rebates are determined at contract inception and are reassessed at each reporting date, at a minimum, to reflect any change in the types of variable consideration offered to the customer. We determine estimates of variable consideration based on evaluations of each type of variable consideration and customer contract, historical and anticipated trends, and current economic conditions. Overall, these reserves reflect our best estimates of the amount of consideration to be earned on the related sales. Actual amounts of consideration ultimately received  may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue and earnings in the period such variances become known.

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

As of June 30, 2026,  December 31, 2025 and  June 30, 2025, there were no contract receivable or contract liability balances outstanding.

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

5. TRADE RECEIVABLES

We maintain an allowance for credit losses resulting from the inability of our customers to make required payments. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. Estimates of the allowance in any future period are inherently uncertain and actual allowances  may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written off once we have pursued all reasonable efforts to collect on the account. Trade receivables are presented net of the related allowance for credit losses of approximately $0.8 million, $0.7 million, and $0.8 million at June 30, 2026,  December 31, 2025, and  June 30, 2025, respectively.

6. INVENTORY

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Finished goods	$149,466	$161,770	$169,710
Raw materials	22,943	18,776	16,313
Work-in-process	1,116	588	813
Total	$173,525	$181,134	$186,836

The asset associated with our returns reserve included within inventories was approximately $0.9 million, $1.1 million, and $0.9 million as of  June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

7. GOODWILL & IDENTIFIED INTANGIBLE ASSETS

There was no change in goodwill during the six months ended June 30, 2026.

Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	June 30, 2026
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(879)	-	16
Customer relationships	41,659	(14,690)	-	26,969
Total intangible assets other than goodwill	$121,208	$(15,569)	$(4,000)	$101,639

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	December 31, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(875)	-	20
Customer relationships	41,659	(13,300)	-	28,359
Total intangible assets other than goodwill	$121,208	$(14,175)	$(4,000)	$103,033

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	June 30, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(868)	-	27
Customer relationships	41,659	(11,912)	-	29,747
Total intangible assets other than goodwill	$121,208	$(12,780)	$(4,000)	$104,428

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

The weighted average remaining life of patents and customer relationships is 2.0 years and 9.8 years, respectively.

Amortization expense for intangible assets subject to amortization for each of the three months ended June 30, 2026 and 2025 was $0.7 million. Amortization expense for intangible assets subject to amortization for the six months ended June 30, 2026 and 2025 was $1.4 million.

As of June 30, 2026, a schedule of approximate expected remaining amortization expense related to intangible assets for the years ending December 31 is as follows:

		Amortization
($ in thousands)	Year	Expense
	2026	$1,394
	2027	2,785
	2028	2,781
	2029	2,779
	2030	2,778
	2031+	14,468
	Total	$26,985

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in "Accrued expenses and other liabilities" within the accompanying Unaudited Condensed Consolidated Balance Sheets were:

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Accrued expenses and other liabilities:
Accrued tariffs and duties	$10,381	$15,272	$9,878
Operating lease liability	2,509	2,651	2,808
Salaries and wages	2,958	5,336	3,774
Returns liability	1,649	2,123	1,544
Income taxes payable	2,085	-	871
Other	7,177	9,431	6,056
Total accrued expenses and other liabilities	$26,759	$34,813	$24,931

9. LONG-TERM DEBT

On April 26, 2024, we refinanced our previous term debt and asset-based lending credit facilities by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivable and inventory balances. As of  June 30, 2026, we had borrowing capacity of $46.3 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

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

Revolver Pricing Level	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

In connection with the ABL Agreement, we paid certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Term Facility that matures in 2029 with an effective interest rate of 7.00% as of June 30, 2026, 7.50% as of December 31, 2025 and 7.69% as of June 30, 2025, respectively	$22,581	$26,762	$30,942
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 5.51% as of June 30, 2026, 5.62% as of December 31, 2025 and 6.22% as of June 30, 2025, respectively	100,500	94,300	103,300
Prime borrowings with an effective interest rate of 7.18% as of June 30, 2026, 7.16% as of December 31, 2025 and 7.94% as of June 30, 2025, respectively	790	3,321	288
Total debt	123,871	124,383	134,530
Less: Unamortized debt issuance costs	(1,480)	(1,741)	(2,002)
Total debt, net of debt issuance costs	122,391	122,642	132,528
Less: Debt maturing within one year	(8,361)	(8,361)	(8,361)
Long-term debt	$114,030	$114,281	$124,167

A schedule of debt payments for the next five years is as follows:

		Debt Payment
($ in thousands)	Year	Schedule
	2026	$4,181
	2027	8,361
	2028	8,361
	2029	102,968
	Total	$123,871

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments and share repurchases. As of June 30, 2026, we were in compliance with all credit facility covenants.

10. TAXES

The effective tax rate for the three months ended  June 30, 2026 and 2025 was 21.5% and 22.2%, respectively. The effective tax rate for the six months ended  June 30, 2026 and 2025 was 21.5% and 22.2%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate, including projected income from our domestic and international businesses, for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2019 through 2025 remain open to examination by most taxing authorities.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No material expenses were recognized during the three and six months ended June 30, 2026 and 2025. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

11. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted EPS computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in thousands)	2026	2025	2026	2025

Basic - weighted average shares outstanding	7,509	7,461	7,522	7,460
Dilutive restricted share units	52	26	50	24
Dilutive stock options	37	6	35	9
Diluted - weighted average shares outstanding	7,598	7,493	7,607	7,493
Anti-dilutive securities	89	179	89	179

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended
	June 30,
($ in thousands)	2026	2025

Interest paid	$3,363	$4,593

Federal, state, and local income taxes paid, net	$1,091	$1,639

Property, plant, and equipment purchases in accounts payable	$1,110	$800

Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$4,706	$57

13. SEGMENT INFORMATION

Reportable Segments - We have identified three reportable segments: Wholesale, Retail, and Contract Manufacturing.

Wholesale. In our Wholesale segment, our products are offered in over 10,000 retail locations representing a wide range of distribution channels in the U.S., the U.K., and other international markets, mainly in Europe. These distribution channels vary by product line and target market and include sporting goods stores, outdoor retailers, independent shoe retailers, hardware stores, catalogs, mass merchants, uniform stores, farm store chains, specialty safety stores, specialty retailers, and online retailers.

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

Net sales to foreign countries represented approximately 2.3% and 3.6% of net sales for the three months ended  June 30, 2026 and 2025, respectively. Net sales to foreign countries represented approximately 2.1% and 2.8% of net sales for the six months ended June 30, 2026 and 2025, respectively.

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

The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the  three and six months ended June 30, 2026 and 2025:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
NET SALES:
Wholesale	$78,830	$73,092	$157,221	$147,877
Retail	36,245	29,746	78,943	66,386
Contract Manufacturing	3,293	2,809	6,605	5,457
Total Net Sales	$118,368	$105,647	$242,769	$219,720

COST OF GOODS SOLD:
Wholesale	$38,195	$43,614	$89,626	$88,289
Retail	16,384	16,291	40,912	36,186
Contract Manufacturing	2,985	2,461	5,993	4,956
Total Cost of Goods Sold	$57,564	$62,366	$136,531	$129,431

GROSS MARGIN:
Wholesale	$40,636	$29,478	$67,596	$59,588
Retail	19,861	13,455	38,031	30,200
Contract Manufacturing	307	348	611	501
Total Gross Margin	$60,804	$43,281	$106,238	$90,289

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

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022 associated with brands acquired through an acquisition in the first quarter of 2021. As a result of the misclassification of HTS codes on these products, we believe that we have paid duties in excess of the expected amount due. We have the potential to recover the total amount of overpaid duties resulting in an estimated potential refund of approximately $7.9 million, of which we have received $5.1 million to date. No refunds were received for the six months ended June 30, 2026  and June 30, 2025 . We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying Unaudited Condensed Consolidated Balance Sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

15. SUBSEQUENT EVENTS

Subsequent to June 30, 2026, we have received approximately $8.2 million of the $16.8 million IEEPA tariff receivable included within "other receivables" within the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW

We are a leading designer, manufacturer, and marketer of premium quality footwear and apparel marketed under a portfolio of well recognized brand names including Muck, XTRATUF, Rocky, Durango, Georgia Boot, Lehigh, Ranger, and the licensed brand Michelin. Our portfolio of brands is organized into three reportable segments in which our product is distributed: Wholesale, Retail, and Contract Manufacturing. The reportable segments are targeted around six distinct product lines: work, outdoor, western, duty, commercial military, and military. We frequently experience significant seasonal fluctuations in our business as many of our footwear products and product lines are used by consumers in adverse weather conditions. Accordingly, average inventory levels have been highest during the second and third quarters of each year and sales have been highest in the last two quarters of the year.

Our business is subject to a highly evolving and everchanging macroeconomic environment, including changes in tariffs, taxes and industry changes. We continue to monitor changes in policy impacting global trade, including tariffs, which have been dynamic, unpredictable, and subject to ongoing modification. Beginning in early 2025, pursuant to the International Emergency Economic Powers Act ("IEEPA"), significant additional tariffs were imposed on products imported from various countries, including those countries where we primarily source our products. In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the IEEPA and in March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection Agency to suspend collection of the invalidated tariffs and to establish a process to refund certain IEEPA tariffs previously collected. As a result of this ruling, we are eligible to receive refunds of tariffs previously paid on qualifying imports, including interest. We have paid approximately $20.5 million in tariffs for products that were subject to the invalidated IEEPA tariffs. We applied the loss recovery model and determined the expected receipt of the refund of the previously paid IEEPA tariffs is probable. Accordingly, we recognized a benefit of $18.0 million as a reduction to cost of goods sold within the accompanying Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026. Additionally, $2.5 million has been recorded as a reduction of inventory within the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026, and will be recognized as a reduction to cost of goods sold as the inventory is sold. As of June 30, 2026, we have received $3.7 million in refunds and recorded $16.8 million of outstanding IEEPA tariff receivables, which is included in "other receivables" within the accompanying Unaudited Condensed Consolidated Balance Sheet. Subsequent to June 30, 2026, we have received an additional $8.2 million of the IEEPA tariff receivable.

There remains substantial uncertainty regarding the potential changes or pauses to existing and newly announced tariffs, tariff levels, and whether additional tariffs or other reciprocal actions may be imposed, modified, or suspended. We have implemented, and plan to continue to implement, as needed, various mitigation strategies including adjusting the prices of our products, adjusting the countries from which we source our products and further leveraging our own manufacturing facilities in the Dominican Republic and Puerto Rico. Proposed or enacted tariffs and changes to U.S. trading policies may be reinstituted, paused, removed, or changed at any time and to the extent we are unable to successfully mitigate any negative resulting impacts, our business, financial condition, and results of operation could be materially and adversely affected.

During the second quarter of 2026, we experienced an increase in net sales over the second quarter of 2025. This increase was attributable to an increase in net sales across all three of our reportable segments, Retail, Wholesale, and Contact Manufacturing. The price increase implemented in the third quarter of 2025 allowed us to experience steady growth during the first half of 2026 over the first half of 2025. Our Retail segment continues to be our fastest growing reportable segment, with double digit growth in the first and second quarters of 2026 over the prior year periods, driven by growth across all of our Retail selling channels. The increase in net sales on our e-commerce websites and third-party marketplace platforms was driven by a continued focus on our digital marketing and expansion into new marketplaces. The increase in net sales in our Lehigh CustomFit business was attributed to expanding our customer base and product offerings. We saw an increase in gross margin as a percentage of sales in our Wholesale and Retail segments as a result of the recognition of actual and expected IEEPA tariff refunds in the second quarter of 2026, which reduced cost of goods sold.

Our operating expenses as a percentage of net sales for the three and six months ending June 30, 2026 increased due to an approximate $1.1 million write-off of accounts receivable associated with a customer bankruptcy during the second quarter of 2026.

Interest expense declined for the three and six months ending June 30, 2026 compared to the same periods in 2025 due to continued debt repayments over the past twelve months, which have reduced the overall outstanding principal balances, as well as a decrease in interest rates.

The decrease in inventory as of June 30, 2026 compared to June 30, 2025 was primarily due to our efforts to optimize our inventory position by reducing our discontinued inventory levels throughout the year.

SECOND QUARTER 2026 FINANCIAL HIGHLIGHTS COMPARED TO SECOND QUARTER 2025

●	Net sales increased 12.0% to $118.4 million
●	Gross margin increased to 51.4% of net sales compared to 41.0% of net sales
●	Inventories decreased 7.1% to $173.5 million
●	Total debt decreased 7.6% to $122.4 million

FIRST HALF OF 2026 FINANCIAL HIGHLIGHTS COMPARED TO FIRST HALF OF 2025

●	Net sales increased 10.5% to $242.8 million
●	Gross margin increased to 43.8% of net sales compared to 41.1% of net sales
●	Income from operations increased to $23.3 million compared to $15.9 million
●	Net income increased to $15.1 million, or $1.99 per diluted share

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our Annual Report on Form 10-K for the year ended December 31, 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Net sales	$118,368	$105,647	$242,769	$219,720
Cost of goods sold	57,564	62,366	136,531	129,431
Gross margin	60,804	43,281	106,238	90,289
Operating expenses	41,119	36,125	82,919	74,427
Income from operations	$19,685	$7,156	$23,319	$15,862

Net sales increased to $118.4 million in the second quarter of 2026 compared to $105.6 million in the second quarter of 2025. The increase in net sales in the current year quarter compared to the prior year quarter was due to an increase in net sales across all of our reportable segments: Wholesale, Retail, and Contract Manufacturing.

Gross margin in the second quarter of 2026 was $60.8 million, or 51.4% of net sales, compared to $43.3 million, or 41.0% of net sales, in the second quarter of 2025. The increase in gross margin as a percentage of net sales was primarily due to the recognition of actual and expected IEEPA tariff refunds, which reduced cost of goods sold in the second quarter of 2026.

Operating expenses for the second quarter of 2026 were $41.1 million, or 34.7% of net sales, compared to $36.1 million, or 34.2% of net sales, for the second quarter of 2025. The increase in operating expenses as a percentage of net sales was due to an approximate $1.1 million write-off of accounts receivable associated with a customer bankruptcy in the second quarter of 2026.

Income from operations for the second quarter of 2026 was $19.7 million, or 16.6% of net sales, compared to $7.2 million, or 6.8% of net sales, in the year-ago period. The increase in income from operations was primarily driven by the increase in gross margin for the three months ended June 30, 2026 compared to the year-ago period.

Net sales increased to $242.8 million in the six months ended June 30, 2026 compared to $219.7 million in the six months ended June 30, 2025. The increase in net sales in the current year quarter compared to the prior year quarter was due to an increase in net sales across all of our reportable segments: Wholesale, Retail, and Contract Manufacturing.

Gross margin in the  six months ended June 30, 2026  was $106.2 million, or 43.8% of net sales, compared to $90.3 million, or 41.1% of net sales, in the  six months ended June 30, 2025. The increase in gross margin was primarily due to the recognition of actual and expected IEEPA tariff refunds, which lowered cost of goods sold in the second quarter of 2026.

Operating expenses for the  six months ended June 30, 2026 wer e $82.9 million, or 34.2% of net sales, compared to $74.4 million, or 33.9% of net sales, for the  six months ended June 30, 2025. The increase in operating expenses as a percentage of net sales was due to an approximate $1.1 million write-off of accounts receivable associated with a customer bankruptcy in the second quarter of 2026.

Income from operations for the  six months ended June 30, 2026 was $23.3 million, or 9.6% of net sales, compared to $15.9 million, or 7.2% of net sales, in the year-ago period. The in crease in income from operations was primarily driven by the increase in gross margin for the  six months ended June 30, 2026 compared to the year-ago period.

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$78,830	$73,092	$5,738	7.9%
Retail	36,245	29,746	6,499	21.8
Contract Manufacturing	3,293	2,809	484	17.2
Total Net Sales	$118,368	$105,647	$12,721	12.0%

Wholesale segment net sales for the three months ended June 30, 2026 were $78.8 million compared to $73.1 million for the three months ended June 30, 2025. The increase in Wholesale segment net sales was due to increased demand across several key styles and brands coupled with price increases implemented in the third quarter of 2025. As part of a strategic initiative, we continued to build upon the lifestyle component of our outdoor category to broaden our distribution and consumer reach. Additionally, we offered select incentives to capture additional shelf space with key customers, and opportunistic selling of more discontinued styles in this year’s second quarter. The combination of these factors helped drive increased volume in the second quarter of 2026 compared to the prior year period.

Retail segment net sales for the three months ended June 30, 2026 were $36.2 million compared to $29.7 million for the three months ended June 30, 2025. The increase was attributed to increases in our owned e-commerce website net sales, our Lehigh CustomFit business, and third-party marketplace net sales. We upgraded our e-commerce platform during the third quarter of 2025 and have increased our investments in digital advertising, driving more traffic to our website and increasing our net sales in the second quarter of 2026 compared to the prior year period. We experienced an increase in our Lehigh CustomFit business as we continue to expand our customer base and increase product offerings. The increase in third-party marketplace platforms was attributed to increased presence within the marketplace space as well as price increases.

Contract Manufacturing net sales for the three months ended June 30, 2026 were $3.3 million compared to $2.8 million for the three months ended June 30, 2025. The increase in Contract Manufacturing net sales was due to increased sales to the U.S. Military.

	Three Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$40,636	$29,478	$11,158
Margin %	51.5%	40.3%	11.2%
Retail Margin $'s	$19,861	$13,455	$6,406
Margin %	54.8%	45.2%	9.6%
Contract Manufacturing Margin $'s	$307	$348	$(41)
Margin %	9.3%	12.4%	(3.1)%
Total Margin $'s	$60,804	$43,281	$17,523
Margin %	51.4%	41.0%	10.4%

Wholesale segment gross margin for the three months ended June 30, 2026 was $40.6 million, or 51.5% of net sales, compared to $29.5 million, or 40.3% of net sales, for the three months ended June 30, 2025. The increase in Wholesale segment gross margin as a percentage of net sales in the second quarter of 2026 compared to the second quarter of 2025 was primarily due to the recognition of actual and expected IEEPA tariff refunds, which reduced cost of goods sold in the current quarter, partially offset by tariff-related costs and sourcing variances. The net impact of the aforementioned tariff refunds and tariff costs resulted in a reduction to Wholesale segment cost of goods sold of approximately $12.0 million in the second quarter of 2026. The increase in Wholesale segment gross margin resulting from the net tariff impact was partially offset by higher discontinued product sales as we continue to optimize our inventory position as well as additional promotions and discounts offered to several key customers in an effort to gain additional shelf space.

Retail segment gross margin for the three months ended June 30, 2026 was $19.9 million, or 54.8% of net sales, compared to $13.5 million, or 45.2% of net sales, for the three months ended June 30, 2025. The increase in Retail segment gross margin as a percentage of net sales was primarily due to the recognition of actual and expected IEEPA tariff refunds, which lowered cost of goods sold in the current quarter, partially offset by tariff-related costs and sourcing variances. The net impact of the aforementioned tariff refunds and tariff costs resulted in a reduction to Retail segment cost of goods sold of approximately $3.0 million in the second quarter of 2026. Additionally, the increase in Retail segment gross margins as a percentage of net sales was also attributable to price increases implemented in the third quarter of 2025 as well as a favorable shift in our branded sales mix, with our rubber boot brands delivering stronger growth relative to the rest of the brands in our portfolio. Our rubber boots product typically yield higher gross margins than other products within our brand portfolio.

Contract Manufacturing segment gross margin for the three months ended June 30, 2026 was $0.3 million, or 9.3% of net sales, compared to $0.3 million, or 12.4% of net sales, for the three months ended June 30, 2025. The decrease in gross margin as a percentage of sales was due to reduced economies of scale at our Puerto Rico manufacturing facility.

	Three Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$41,119	$36,125	$4,994	13.8%
% of Net Sales	34.7%	34.2%	0.5%

Operating expenses for the three months ended June 30, 2026 were $41.1 million, or 34.7% of net sales, compared to $36.1 million, or 34.2% of net sales, for the three months ended June 30, 2025. The increase in operating expenses as a percentage of net sales was due to an approximate $1.1 million write-off of accounts receivable associated with a customer bankruptcy filing in the second quarter of 2026.

	Three Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$(1,995)	$(2,519)	$524	(20.8)%

Interest Expense and Other - net for the three months ended June 30, 2026 was $2.0 million compared to $2.5 million in the year-ago period. The decrease in interest expense was due to lower debt levels.

	Three Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$3,809	$1,029	$2,780	270.2%
Effective Tax Rate	21.5%	22.2%	(0.7)%

The decrease in our effective tax rate in the second quarter of 2026 compared to the year-ago period was primarily due to the mix of earnings between the United States and our international subsidiaries.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$157,221	$147,877	$9,344	6.3%
Retail	78,943	66,386	12,557	18.9
Contract Manufacturing	6,605	5,457	1,148	21.0
Total Net Sales	$242,769	$219,720	$23,049	10.5%

Wholesale segment net sales for the six months ended June 30, 2026 were $157.2 million compared to $147.9 million for the six months ended June 30, 2025. The increase in Wholesale segment net sales was due to price increases that went into effect in the third quarter of 2025, and increased demand across several key styles and brands. As part of a strategic initiative, we continue to build upon the lifestyle component of our outdoor category to broaden our distribution and consumer reach. Additionally, we offered select incentives to capture additional shelf space with key customers, and opportunistic selling of more discontinued styles in this year’s second quarter. The combination of these factors helped drive increased volume in the first half of 2026 compared to the prior year period.

Retail segment net sales for the six months ended June 30, 2026 were $78.9 million compared to $66.4 million for the six months ended June 30, 2025. The increase was attributed to increases in our owned e-commerce website net sales, our Lehigh CustomFit business, and third-party marketplace net sales. We upgraded our e-commerce platform during the third quarter of 2025 and have increased our investments in digital advertising, driving more traffic to our website and increasing our net sales in the second quarter of 2026 compared to the prior year period. We experienced an increase in our Lehigh CustomFit business as we continue to expand our customer base and increase product offerings. The increase in third-party marketplace platforms was attributed to increased presence within the marketplace space as well as price increases.

Contract Manufacturing net sales for the six months ended June 30, 2026 were $6.6 million compared to $5.5 million for the six months ended June 30, 2025. The increase in Contract Manufacturing net sales was due to increased sales to the U.S. Military.

	Six Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$67,596	$59,588	$8,008
Margin %	43.0%	40.3%	2.7%
Retail Margin $'s	$38,031	$30,200	$7,831
Margin %	48.2%	45.5%	2.7%
Contract Manufacturing Margin $'s	$611	$501	$110
Margin %	9.3%	9.2%	0.1%
Total Margin $'s	$106,238	$90,289	$15,949
Margin %	43.8%	41.1%	2.7%

Wholesale segment gross margin for the six months ended June 30, 2026 was $67.6 million, or 43.0% of net sales, compared to $59.6 million, or 40.3% of net sales, for the six months ended June 30, 2025. The increase in Wholesale segment gross margin as a percentage of net sales in the first half of 2026 compared to the first half of 2025 was primarily due to the recognition of actual and expected IEEPA tariff refunds, which reduced cost of goods sold in the second quarter of 2026, partially offset by tariff-related costs and sourcing variances. The net impact of the aforementioned tariff refunds and tariff costs for the six months ended June 30, 2026 resulted in a net impact of $6.3 million as a reduction to costs of goods sold to our Wholesale segment. Additionally, the increase in Wholesale segment gross margin as a percentage of net sales was also due to a favorable shift in our branded sales mix, with our rubber boot brands delivering stronger growth relative to the rest of the brands in our portfolio. The increase in Wholesale segment gross margin as a percentage of net sales in the first half of 2026 compared to the prior year period was partially offset by higher discontinued product sales as we continue to optimize our inventory position as well as additional promotions and discounts offered to several key customers in an effort to gain additional shelf space.

Retail segment gross margin for the six months ended June 30, 2026 was $38.0 million, or 48.2% of net sales, compared to $30.2 million, or 45.5% of net sales, for the six months ended June 30, 2025. The increase in Retail segment gross margin as a percentage of net sales was due to the recognition of actual and expected IEEPA tariff refunds, which reduced cost of goods sold in the second quarter of 2026, partially offset by tariff-related costs and sourcing variances. The net impact of the aforementioned tariff refunds and tariff costs for the six months ended June 30, 2026 resulted in a net impact of $1.5 million as a reduction to cost of goods sold to our Retail segment gross margin. Additionally, the increase in Retail segment gross margins as a percentage of net sales was also attributable to price increases as well as a favorable shift in our branded sales mix, with our rubber boot brands delivering stronger growth relative to the rest of the brands in our portfolio.

Contract Manufacturing gross margin for the six months ended June 30, 2026 was $0.6 million, or 9.3% of net sales, compared to $0.5 million, or 9.2% of net sales, for the six months ended June 30, 2025.

	Six Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$82,919	$74,427	$8,492	11.4%
% of Net Sales	34.2%	33.9%	0.3%

Operating expenses for the six months ended June 30, 2026 were $82.9 million, or 34.2% of net sales, compared to $74.4 million, or 33.9% of net sales, for the six months ended June 30, 2025. The increase in operating expenses was due to higher logistics costs, primarily outbound freight, associated with the increase in Retail sales as well as an approximate $1.1 million write-off of accounts receivable associated with a customer bankruptcy filing in the second quarter of 2026.

	Six Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$(4,029)	$(4,874)	$845	(17.3)%

Interest Expense and Other - net for the six months ended June 30, 2026 was $4.0 million compared to $4.9 million in the year-ago period. The decrease in interest expense was due to lower debt levels.

	Six Months Ended
	June 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$4,151	$2,438	$1,713	70.3%
Effective Tax Rate	21.5%	22.2%	(0.7)%

The decrease in our effective tax rate in the six months ended June 30, 2026 compared to the year-ago period was primarily due to the mix of earnings between the United States and our international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are our income from operations, as well as access to the borrowing capacity under our ABL Facility. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. As of June 30, 2026, we maintained cash and cash equivalents of $2.6 million and had $46.3 million of availability under our ABL Facility. Our primary ongoing operating cash flow requirements are for inventory purchases and other working capital needs, capital expenditures, and payments on our credit facilities.

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

In addition to our ABL Facility with outstanding borrowings of $101.3 million as of June 30, 2026, we also have a Term Facility with outstanding borrowings of $22.6 million as of June 30, 2026. Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. Additionally, the ABL Facility and Term Facility contain restrictions on the amount of dividend payments and the amount of share repurchases of common stock. As of June 30, 2026, we were in compliance with such covenants and restrictions under the ABL Facility and Term Facility. We may utilize portions of our excess cash to prepay certain amounts of long-term debt prior to maturity.

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

As of June 30, 2026, our material cash requirements from known contractual obligations and commitments relate primarily to our long-term debt and operating leases commitments. See Note 9 - Long-Term Debt to the Unaudited Condensed Consolidated Financial Statement for more information. Based on our current expectations and forecasts of future earnings, we believe our cash generated from operations will provide sufficient liquidity to fund our operations and debt and lease obligations for the next twelve months and beyond.

Cash Flows

	Six Months Ended
	June 30,
($ in millions)	2026	2025
Operating activities	$9.7	$2.0
Investing activities	(4.8)	(3.9)
Financing activities	(5.2)	0.9
Net change in cash and cash equivalents	$(0.3)	$(1.0)

Operating Activities. Net cash provided by operating activities was $9.7 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cash provided by operating activities was primarily due to an increase in net income resulting from an increase in net sales over the prior year period as well as IEEPA tariff refunds received during the second quarter of 2026. The net change in working capital and other assets and liabilities resulted in cash used by operating activities of $14.5 million and $14.2 million for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, the net change in working capital was primarily impacted by an increase in accounts receivable and a decrease in accrued expenses. The increase in accounts receivable and the decrease in accrued expenses resulted in a use of cash of $16.5 million and $5.0 million, respectively. The increase in accounts receivable was primarily due to the recognition of the IEEPA tariff refunds receivable in the second quarter of 2026. The decrease in accrued expenses for the six months ended June 30, 2026 was a result of a decrease in tariff costs as a result of the U.S. Supreme Court's ruling to invalidate certain IEEPA tariffs in the first quarter of 2026. During the six months ended June 30, 2025, the net change in working capital was primarily impacted by an increase in inventory resulting in a use of cash of $20.1 million. The increase in inventory was a result of the additional tariffs imposed during 2025 as well as increased purchases in order to meet estimated demand in the second half of 2025.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $4.8 million and $3.9 million, respectively. The use of cash in both periods was a result of capital expenditures for our manufacturing operations, distribution center, and information technology.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2026 was $5.2 million, and net cash provided by financing activities for the six months ended June 30, 2025 was $0.9 million. The net use of cash for the current year period was primarily due to dividend payments and repurchases of common stock. The net source of cash for the six months ended June 30, 2026 primarily related to proceeds from our revolving credit facility offset by payments on our term loan and dividend payments.

On February 24, 2026, we announced a share repurchase program of up to $7,500,000 of the Company's outstanding common stock, no par value per share. As of June 30, 2026, we repurchased 53,664 shares of common stock under our authorized share repurchase program. The shares were purchased at an aggregate cost of $2.0 million and an average price of $37.09 per share.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Repurchases of Common Stock

The following table sets forth information concerning the Company's purchases of common stock for the periods indicated:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)

April 1, 2026 - April 30, 2026	10,000	$36.67	$7,133,348
May 1, 2026 - May 31, 2026	43,664	37.19	5,509,574
June 1, 2026 - June 30, 2026	-	-	5,509,574
Total	53,664	$37.09	$5,509,574

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

ITEM 5 - OTHER INFORMATION

Trading Plans

During the three months ended  June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: August 4, 2026	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)