Form 10-Q
period 2026-09-30
ROCKY BRANDS, INC.
filed 2026-11-03
CIK 895456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 7,530,767 shares of the Registrant's Common Stock outstanding on October 30, 2026.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,	September 30,
	2026	2025	2025
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,292	$2,902	$3,319
Trade receivables – net	97,002	77,055	82,564
Other receivables	11,199	4,952	96
Inventories – net	189,671	181,134	193,613
Income tax receivable	-	1,050	-
Prepaid expenses	5,092	3,623	5,658
Total current assets	305,256	270,716	285,250
LEASED ASSETS	7,172	4,175	4,890
PROPERTY, PLANT & EQUIPMENT – net	52,324	49,929	50,533
GOODWILL	47,844	47,844	47,844
IDENTIFIED INTANGIBLES – net	100,942	103,033	103,730
OTHER ASSETS	1,938	1,791	1,767
TOTAL ASSETS	$515,476	$477,488	$494,014

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$70,032	$52,958	$63,323
Current portion of long-term debt	8,361	8,361	8,361
Accrued expenses and other liabilities	34,514	34,813	32,471
Total current liabilities	112,907	96,132	104,155
LONG-TERM DEBT	107,667	114,281	130,684
LONG-TERM LEASES	4,736	1,727	2,183
DEFERRED INCOME TAXES	12,381	12,381	10,044
DEFERRED LIABILITIES	907	879	851
TOTAL LIABILITIES	238,598	225,400	247,917
SHAREHOLDERS' EQUITY:
Common stock, no par value;	-	-	-
25,000,000 shares authorized; issued and outstanding September 30, 2026 - 7,525,061; December 31, 2025 - 7,505,139; September 30, 2025 - 7,488,341
Additional paid-in-capital	76,613	76,090	75,449
Retained earnings	200,265	175,998	170,648
Total shareholders' equity	276,878	252,088	246,097
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$515,476	$477,488	$494,014

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET SALES	$138,814	$122,540	$381,583	$342,260
COST OF GOODS SOLD	76,318	73,264	212,849	202,695
GROSS MARGIN	62,496	49,276	168,734	139,565

OPERATING EXPENSES	44,328	37,541	127,246	111,968

INCOME FROM OPERATIONS	18,168	11,735	41,488	27,597

INTEREST EXPENSE AND OTHER – net	(1,803)	(2,493)	(5,832)	(7,367)

INCOME BEFORE INCOME TAX EXPENSE	16,365	9,242	35,656	20,230

INCOME TAX EXPENSE	3,517	2,030	7,668	4,468

NET INCOME	$12,848	$7,212	$27,988	$15,762

INCOME PER SHARE
Basic	$1.71	$0.96	$3.72	$2.11
Diluted	$1.69	$0.96	$3.68	$2.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	7,512	7,475	7,519	7,465
Diluted	7,619	7,543	7,611	7,511

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Common Stock and
	Additional Paid-in Capital			Total
	Shares		Retained	Shareholders'
	Outstanding	Amount	Earnings	Equity

BALANCE - December 31, 2024	7,454	$73,866	$158,358	$232,224

NINE MONTHS ENDED SEPTEMBER 30, 2025
Net income			$4,941	$4,941
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Repurchase of common stock	(10)	$(201)	-	(201)
Stock issued for options exercised, including tax benefits	1	19	-	19
Stock-based compensation	7	386	-	386
BALANCE - March 31, 2025	7,452	$74,070	$162,143	$236,213

Net income			$3,608	$3,608
Dividends paid on common stock ($0.155 per share)			(1,156)	(1,156)
Stock-based compensation	9	$400	-	400
BALANCE - June 30, 2025	7,461	$74,470	$164,595	$239,065

Net income			$7,212	$7,212
Dividends paid on common stock ($0.155 per share)			(1,159)	(1,159)
Stock issued for options exercised, including tax benefits	20	$561	-	561
Stock-based compensation	7	418	-	418
BALANCE - September 30, 2025	7,488	$75,449	$170,648	$246,097

BALANCE - December 31, 2025	7,505	$76,090	$175,998	$252,088

NINE MONTHS ENDED SEPTEMBER 30, 2026
Net income			$1,259	$1,259
Dividends paid on common stock ($0.155 per share)			(1,169)	(1,169)
Restricted stock awards issued, net of tax withholding obligations	25	$(89)	-	(89)
Stock-based compensation	6	455	-	455
BALANCE - March 31, 2026	7,536	$76,456	$176,088	$252,544

Net income			$13,881	$13,881
Dividends paid on common stock ($0.17 per share)			(1,272)	(1,272)
Repurchase of common stock	(54)	$(1,990)	-	(1,990)
Stock issued for options exercised, including tax benefits	1	14	-	14
Stock-based compensation	5	455	-	455
BALANCE - June 30, 2026	7,488	$74,935	$188,697	$263,632

Net income			$12,848	$12,848
Dividends paid on common stock ($0.17 per share)			(1,280)	(1,280)
Stock issued for options exercised, including tax benefits	33	$1,219	-	1,219
Stock-based compensation	4	459	-	459
BALANCE - September 30, 2026	7,525	$76,613	$200,265	$276,878

See Notes to Unaudited Condensed Consolidated Financial Statements

Rocky Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,988	$15,762
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,346	7,329
Noncash lease expense	2,014	2,084
Stock compensation expense	1,369	1,204
Provision for bad debts	1,916	538
Amortization of debt issuance costs and loan fees	552	496

Change in assets and liabilities:
Receivables	(28,109)	(10,186)
Inventories	(13,502)	(26,912)
Other current assets	(1,468)	(2,651)
Other assets	(120)	(145)
Accounts payable	16,499	4,860
Operating lease liability	(2,147)	(2,139)
Accrued and other liabilities	757	6,175
Income taxes	5,132	2,299
Net cash provided by (used in) operating activities	18,227	(1,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,074)	(5,709)
Net cash used in investing activities	(7,074)	(5,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	29,515	39,187
Repayments on revolving credit facility	(30,250)	(23,000)
Repayments on term loan	(6,271)	(6,271)
Payments of debt issuance costs and loan fees	(188)	(229)
Proceeds from stock options	1,233	580
Taxes paid related to net shares settlement of equity awards	(91)	-
Repurchase of common stock	(1,990)	(201)
Dividends paid on common stock	(3,721)	(3,471)
Net cash (used in) provided by financing activities	(11,763)	6,595

DECREASE IN CASH AND CASH EQUIVALENTS	(610)	(400)

CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	2,902	3,719
END OF PERIOD	$2,292	$3,319

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

The accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of the financial results. All such adjustments reflected in the Unaudited Condensed Consolidated Financial Statements are considered to be of normal and recurring nature. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the whole year. The  December 31, 2025 Unaudited Condensed Consolidated Balance Sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). This Quarterly Report on Form 10-Q should be read in connection with our Annual Report on Form 10-K for the year ended  December 31, 2025, which includes all disclosures required by GAAP.

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

The fair values of cash and cash equivalents, receivables, and payables approximate their carrying values because of the short-term nature of these instruments. Receivables consist primarily of amounts due from our customers, net of allowances, expected insurance recoveries, and expected International Emergency Economic Powers Act ("IEEPA") tariff refunds. The carrying amounts of our long-term credit facilities and other short-term financing obligations also approximate fair value, as they are comparable to financing in the third-party marketplaces due to their variable interest rate terms. Our long-term credit facilities and short-term financing obligations are classified as Level 2.

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

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets primarily include property, plant, and equipment, operating lease assets, definite-lived intangibles, and goodwill and other indefinite-lived intangible assets that are reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. There was no impairment charge for such assets recorded during the nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026,  December 31, 2025 and  September 30, 2025, there were no contract receivable or contract liability balances outstanding.

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

5. TRADE RECEIVABLES

We maintain an allowance for credit losses resulting from the inability of our customers to make required payments. We calculate the allowance based on historical experience, the age of the receivables, receivable insurance status, and identification of customer accounts that are likely to prove difficult to collect due to various criteria including pending bankruptcy. Estimates of the allowance in any future period are inherently uncertain and actual allowances  may differ from these estimates. If actual or expected future allowances were significantly greater or less than established reserves, a reduction or increase to bad debt expense would be recorded in the period this determination was made. Our credit policy generally provides that trade receivables will be deemed uncollectible and written off once we have pursued all reasonable efforts to collect on the account. Trade receivables are presented net of the related allowance for credit losses of approximately $1.1 million, $0.7 million, and $0.8 million at September 30, 2026,  December 31, 2025, and  September 30, 2025, respectively.

6. INVENTORY

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Finished goods	$164,628	$161,770	$174,955
Raw materials	23,887	18,776	17,920
Work-in-process	1,156	588	738
Total	$189,671	$181,134	$193,613

The asset associated with our returns reserve included within inventories was approximately $1.0 million, $1.1 million, and $0.9 million as of  September 30, 2026, December 31, 2025, and September 30, 2025, respectively.

7. GOODWILL & IDENTIFIED INTANGIBLE ASSETS

There was no change in goodwill during the nine months ended September 30, 2026.

Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	September 30, 2026
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(882)	-	13
Customer relationships	41,659	(15,384)	-	26,275
Total intangible assets other than goodwill	$121,208	$(16,266)	$(4,000)	$100,942

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	December 31, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(875)	-	20
Customer relationships	41,659	(13,300)	-	28,359
Total intangible assets other than goodwill	$121,208	$(14,175)	$(4,000)	$103,033

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

	September 30, 2025
	Gross	Accumulated	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Impairment(1)	Amount
Indefinite-lived intangible assets
Trademarks	$78,654		$(4,000)	$74,654
Intangible assets subject to amortization
Patents	895	$(872)	-	23
Customer relationships	41,659	(12,606)	-	29,053
Total intangible assets other than goodwill	$121,208	$(13,478)	$(4,000)	$103,730

(1) Relates to the impairment of the Muck brand for the year ended December 31, 2024.

The weighted average remaining life of patents and customer relationships is 1.8 years and 9.5 years, respectively.

Amortization expense for intangible assets subject to amortization for each of the three months ended September 30, 2026 and 2025 was $0.7 million. Amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2026 and 2025 was $2.1 million.

As of September 30, 2026, a schedule of approximate expected remaining amortization expense related to intangible assets for the years ending December 31 is as follows:

		Amortization
($ in thousands)	Year	Expense
	2026	$697
	2027	2,785
	2028	2,781
	2029	2,779
	2030	2,778
	2031+	14,468
	Total	$26,288

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in "Accrued expenses and other liabilities" within the accompanying Unaudited Condensed Consolidated Balance Sheets were:

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Accrued expenses and other liabilities:
Accrued tariffs and duties	$12,127	$15,272	$13,706
Salaries and wages	6,296	5,336	4,412
Income taxes payable	4,082	-	2,861
Operating lease liability	2,505	2,651	2,931
Returns liability	2,046	2,123	1,611
Other	7,458	9,431	6,950
Total accrued expenses and other liabilities	$34,514	$34,813	$32,471

9. LONG-TERM DEBT

On April 26, 2024, we refinanced our previous term debt and asset-based lending credit facilities by amending and restating our credit agreement with Bank of America, N.A., as agent, sole lead arranger and sole bookrunner and other lenders party thereto (the "ABL Agreement"). The ABL Agreement consists of a $175.0 million asset-based lending credit facility (the "ABL Facility") and a $50.0 million term loan facility (the "Term Facility"). The ABL Agreement is collateralized by a first-lien on substantially all of the Company's domestic assets. The ABL Facility includes a separate first in, last out (FILO) tranche, which allows the Company to borrow at higher advance rates on eligible accounts receivable and inventory balances. As of  September 30, 2026, we had borrowing capacity of $67.5 million under the ABL Facility. The Term Facility provides for monthly principal payments until the date of maturity, at which date the remaining principal balance is due.

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

Revolver Pricing Level	Average Availability as a Percentage of Commitments	Term SOFR Term Loan	Base Rate Term Loan	Term SOFR Revolver Loan	Base Rate Revolver Loan	Term SOFR FILO Loan	Base Rate FILO Loan
I	> 66.7%	2.75%	1.50%	1.25%	0.00%	1.75%	0.50%
II	>33.3% and < or equal to 66.7%	3.00%	1.50%	1.50%	0.00%	2.00%	0.50%
III	< or equal to 33.3%	3.25%	1.75%	1.75%	0.25%	2.25%	0.75%

In connection with the ABL Agreement, we paid certain fees that were capitalized and will be amortized over the life of such agreement.

Current and long-term debt under the ABL Agreement consisted of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Term Facility that matures in 2029 with an effective interest rate of 7.25% as of September 30, 2026, 7.50% as of December 31, 2025 and 7.67% as of September 30, 2025, respectively	$20,491	$26,762	$28,852
ABL Facility that matures in 2029:
SOFR borrowings with an effective interest rate of 5.77% as of September 30, 2026, 5.62% as of December 31, 2025 and 6.06% as of September 30, 2025, respectively	95,000	94,300	110,800
Prime borrowings with an effective interest rate of 7.31% as of September 30, 2026, 7.16% as of December 31, 2025 and 7.71% as of September 30, 2025, respectively	1,886	3,321	1,265
Total debt	117,377	124,383	140,917
Less: Unamortized debt issuance costs	(1,349)	(1,741)	(1,872)
Total debt, net of debt issuance costs	116,028	122,642	139,045
Less: Debt maturing within one year	(8,361)	(8,361)	(8,361)
Long-term debt	$107,667	$114,281	$130,684

The schedule of debt payments remaining is as follows:

		Debt Payment
($ in thousands)	Year	Schedule
	2026	$2,090
	2027	8,361
	2028	8,361
	2029	98,565
	Total	$117,377

Credit Facility Covenants

Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. The ABL Facility and Term Facility also contain restrictions on the amount of dividend payments and share repurchases. As of September 30, 2026, we were in compliance with all credit facility covenants.

10. TAXES

The effective tax rate for the three months ended September 30, 2026 and 2025 was 21.5% and 22.0%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 21.5% and 22.1%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate, including projected income from our domestic and international businesses, for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

The Company files income tax returns in the U.S. for federal, state, and local purposes, and in certain foreign jurisdictions. The Company's tax years 2019 through 2025 remain open to examination by most taxing authorities.

Our policy is to accrue interest and penalties on any uncertain tax position as a component of income tax expense. No material expenses were recognized during the three and nine months ended September 30, 2026 and 2025. We do not believe there will be any material changes in our uncertain tax positions over the next 12 months.

11. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each period. The diluted EPS computation includes common share equivalents, when dilutive.

A reconciliation of the shares used in the basic and diluted income per common share computation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in thousands)	2026	2025	2026	2025

Basic - weighted average shares outstanding	7,512	7,475	7,519	7,465
Dilutive restricted share units	58	54	53	36
Dilutive stock options	49	14	39	10
Diluted - weighted average shares outstanding	7,619	7,543	7,611	7,511
Anti-dilutive securities	38	127	61	147

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025

Interest paid	$5,755	$7,021

Federal, state, and local income taxes paid, net	$2,609	$1,649

Property, plant, and equipment purchases in accounts payable	$576	$395

Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$5,010	$944

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

Net sales to foreign countries represented approximately 3.7% and 2.9% of net sales for the three months ended  September 30, 2026 and 2025, respectively. Net sales to foreign countries represented approximately 2.7% and 2.8% of net sales for the nine months ended September 30, 2026 and 2025, respectively.

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

The following is a summary of segment results for the Wholesale, Retail, and Contract Manufacturing segments for the  three and nine months ended September 30, 2026 and 2025:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
NET SALES:
Wholesale	$99,614	$89,117	$256,835	$236,993
Retail	35,417	29,518	114,360	95,905
Contract Manufacturing	3,783	3,905	10,388	9,362
Total Net Sales	$138,814	$122,540	$381,583	$342,260

COST OF GOODS SOLD:
Wholesale	$55,202	$53,937	$144,828	$142,226
Retail	17,709	15,693	58,621	51,879
Contract Manufacturing	3,407	3,634	9,400	8,590
Total Cost of Goods Sold	$76,318	$73,264	$212,849	$202,695

GROSS MARGIN:
Wholesale	$44,412	$35,180	$112,007	$94,768
Retail	17,708	13,825	55,739	44,025
Contract Manufacturing	376	271	988	772
Total Gross Margin	$62,496	$49,276	$168,734	$139,565

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

Gain Contingency

In June 2022, we became aware of a misclassification of Harmonized Tariff Schedule (HTS) codes filed with the U.S. Customs and Border Protection (U.S. Customs) on certain products imported into the U.S. during 2021 and 2022 associated with brands acquired through an acquisition in the first quarter of 2021. As a result of the misclassification of HTS codes on these products, we believe that we have paid duties in excess of the expected amount due. We have the potential to recover the total amount of overpaid duties resulting in an estimated potential refund of approximately $7.9 million, of which we have received $5.1 million to date. No refunds were received for the nine months ended September 30, 2026  and September 30, 2025 . We are accounting for these post summary corrections as a gain contingency, and as such have not recorded these potential refunds within the accompanying Unaudited Condensed Consolidated Balance Sheet due to uncertainty of collection. Refunds received will be recognized as a reduction to the cost of goods sold when, and if, the refunds are received.

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

Our business is subject to a highly evolving and ever-changing macroeconomic environment, including changes in tariffs, taxes and industry changes. We continue to monitor changes in policy impacting global trade, including tariffs, which have been dynamic, unpredictable, and subject to ongoing modification. Beginning in early 2025, pursuant to the International Emergency Economic Powers Act ("IEEPA"), significant additional tariffs were imposed on products imported from various countries, including those countries where we primarily source our products. In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the IEEPA and in March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection Agency to suspend collection of the invalidated tariffs and to establish a process to refund certain IEEPA tariffs previously collected. As a result of this ruling, we are eligible to receive refunds of tariffs previously paid on qualifying imports, including interest. We have paid approximately $20.5 million in tariffs for products that were subject to the invalidated IEEPA tariffs. We applied the loss recovery model and determined the expected receipt of the refund of the previously paid IEEPA tariffs is probable. Accordingly, we recognized a benefit of $20.5 million as a reduction to cost of goods sold within the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2026, of which $2.5 million was recognized during the three months ended September 30, 2026 as the remaining inventory was sold through. As of September 30, 2026, we have received $12.2 million in refunds and have an outstanding IEEPA tariff receivable of $8.3 million, which is included in "other receivables" within the accompanying Unaudited Condensed Consolidated Balance Sheet.

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

During the third quarter of 2026, we experienced an increase in net sales over the third quarter of 2025. This increase was attributable to an increase in net sales across our Wholesale and Retail segments. Our Retail segment continues to be our fastest growing reportable segment, with double digit growth in each of the first three quarters of 2026 over their respective prior year periods, driven by growth across all of our Retail selling channels. We saw an increase in gross margin as a percentage of net sales in our Wholesale and Retail segments for the three months ended September 30, 2026. The increase in gross margin as a percentage of net sales was primarily due to lower duty costs as a result of the IEEPA tariff ruling, including a $3.5 million benefit from previously accrued duties on foreign trade zone inventory that was reversed as of the ruling date and recognized in cost of goods sold as the inventory was sold and the recognition of a $2.5 million IEEPA tariff refund, partially offset by unfavorable sourcing variances.

Our operating expenses as a percentage of net sales for the three and nine months ending September 30, 2026 increased due to an increase in outbound logistics costs, an increase in digital advertising spend, and higher performance-based incentive compensation.

Interest expense declined for the three and nine months ending September 30, 2026 compared to the same periods in 2025 due to continued debt repayments over the past twelve months, which have reduced the overall outstanding principal balances.

THIRD QUARTER 2026 FINANCIAL HIGHLIGHTS COMPARED TO THIRD QUARTER 2025

●	Net sales increased 13.3% to $138.8 million
●	Gross margin increased to 45.0% of net sales compared to 40.2% of net sales
●	Total debt decreased 16.6% to $116.0 million

YEAR TO DATE 2026 FINANCIAL HIGHLIGHTS COMPARED TO YEAR TO DATE 2025

●	Net sales increased 11.5% to $381.6 million
●	Gross margin increased to 44.2% of net sales compared to 40.8% of net sales
●	Income from operations increased to $41.5 million compared to $27.6 million
●	Net income increased to $28.0 million, or $3.68 per diluted share

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our Annual Report on Form 10-K for the year ended December 31, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Net sales	$138,814	$122,540	$381,583	$342,260
Cost of goods sold	76,318	73,264	212,849	202,695
Gross margin	62,496	49,276	168,734	139,565
Operating expenses	44,328	37,541	127,246	111,968
Income from operations	$18,168	$11,735	$41,488	$27,597

Net sales increased to $138.8 million in the third quarter of 2026 compared to $122.5 million in the third quarter of 2025. The increase in net sales in the current year quarter compared to the prior year quarter was due to an increase in net sales across our Wholesale and Retail segments primarily relating to increased demand and expanding our brand portfolio to certain key customers and increased product offerings.

Gross margin in the third quarter of 2026 was $62.5 million, or 45.0% of net sales, compared to $49.3 million, or 40.2% of net sales, in the third quarter of 2025. The increase in gross margin as a percentage of net sales was primarily due to lower cost of goods sold driven by $2.5 million of IEEPA tariff refunds recognized and a temporary $3.5 million benefit from the sale of inventory from the Company's free trade zone that carried no incremental tariffs, partially offset by unfavorable sourcing variances.

Operating expenses for the third quarter of 2026 were $44.3 million, or 31.9% of net sales, compared to $37.5 million, or 30.6% of net sales, for the third quarter of 2025. The increase in operating expenses as a percentage of net sales was partially due to an increase in outbound logistics costs associated with the increase in Retail segment net sales, an increase in digital advertising spend, and higher performance-based incentive compensation.

Income from operations for the third quarter of 2026 was $18.2 million, or 13.1% of net sales, compared to $11.7 million, or 9.6% of net sales, in the year-ago period. The increase in income from operations was primarily driven by the increase in gross margin for the three months ended September 30, 2026 compared to the year-ago period.

Net sales increased to $381.6 million in the nine months ended September 30, 2026 compared to $342.3 million in the nine months ended September 30, 2025. The increase in net sales in the current nine-month period compared to the prior year nine-month period was due to an increase in net sales across all of our reportable segments: Wholesale, Retail, and Contract Manufacturing.

Gross margin for the  nine months ended September 30, 2026  was $168.7 million, or 44.2% of net sales, compared to $139.6 million, or 40.8% of net sales, for the  nine months ended September 30, 2025 . The increase in gross margin was primarily due to $20.5 million of IEEPA tariff refunds recognized and a temporary $3.5 million benefit from the sale of inventory from the Company's free trade zone that carried no incremental tariffs, partially offset by tariff related costs and sourcing variances.

Operating expenses for the  nine months ended September 30, 2026 wer e $127.2 million, or 33.3% of net sales, compared to $112.0 million, or 32.7% of net sales, for the  nine months ended September 30, 2025. The increase in operating expenses as a percentage of net sales was primarily due to an increase in outbound logistics costs, an increase in digital advertising spend, and higher performance-based incentive compensation.

Income from operations for the  nine months ended September 30, 2026 was $41.5 million, or 10.9% of net sales, compared to $27.6 million, or 8.1% of net sales, in the year-ago period. The in crease in income from operations was primarily driven by the increase in gross margin for the  nine months ended September 30, 2026 compared to the year-ago period.

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$99,614	$89,117	$10,497	11.8%
Retail	35,417	29,518	5,899	20.0
Contract Manufacturing	3,783	3,905	(122)	(3.1)
Total Net Sales	$138,814	$122,540	$16,274	13.3%

Wholesale segment net sales for the three months ended September 30, 2026 were $99.6 million compared to $89.1 million for the three months ended September 30, 2025. The increase in Wholesale segment net sales was primarily due to an increase in key customer sales due to the timing of replenishment orders and expanding our brand portfolio to certain key customers. Additionally, demand for new collections across several of our brands contributed to the increase over the prior year period.

Retail segment net sales for the three months ended September 30, 2026 were $35.4 million compared to $29.5 million for the three months ended September 30, 2025. The increase was attributed to increases in our owned e-commerce website net sales, our Lehigh CustomFit business, and third-party marketplace net sales. We have increased our investments in digital advertising, driving more traffic to our website and increasing our net sales in the third quarter of 2026 compared to the prior year period. We experienced an increase in our Lehigh CustomFit business due to continued expansion of our customer base and increased product offerings. The increase in third-party marketplace platforms was attributed to increased product offerings among our marketplace platforms and continued investments in digital advertising.

Contract Manufacturing net sales for the three months ended September 30, 2026 were $3.8 million compared to $3.9 million for the three months ended September 30, 2025.

	Three Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$44,412	$35,180	$9,232
Margin %	44.6%	39.5%	5.1%
Retail Margin $'s	$17,708	$13,825	$3,883
Margin %	50.0%	46.8%	3.2%
Contract Manufacturing Margin $'s	$376	$271	$105
Margin %	9.9%	6.9%	3.0%
Total Margin $'s	$62,496	$49,276	$13,220
Margin %	45.0%	40.2%	4.8%

Wholesale segment gross margin for the three months ended September 30, 2026 was $44.4 million, or 44.6% of net sales, compared to $35.2 million, or 39.5% of net sales, for the three months ended September 30, 2025. The increase in Wholesale segment gross margin as a percentage of net sales in the third quarter of 2026 compared to the third quarter of 2025 was due to a reduction in cost of goods sold, primarily driven by IEEPA tariff refunds recognized and a temporary benefit from the sale of inventory from the Company's free trade zone that carried no incremental tariffs, partially offset by unfavorable sourcing variances.

Retail segment gross margin for the three months ended September 30, 2026 was $17.7 million, or 50.0% of net sales, compared to $13.8 million, or 46.8% of net sales, for the three months ended September 30, 2025. The increase in Retail segment gross margin as a percentage of net sales was primarily due to reduction in cost of goods sold, driven by IEEPA tariff refunds recognized and a temporary benefit from the sale of inventory from the Company's free trade zone that carried no incremental tariffs, and a larger mix of e-Commerce website net sales in the third quarter of 2026 compared to the third quarter of 2025, which typically carry higher gross margins than our Lehigh CustomFit and Marketplace selling channels.

Contract Manufacturing segment gross margin for the three months ended September 30, 2026 was $0.4 million, or 9.9% of net sales, compared to $0.3 million, or 6.9% of net sales, for the three months ended September 30, 2025. The increase in gross margin as a percentage of sales was due to increased production and economies of scale at our Puerto Rico manufacturing facility.

	Three Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$44,328	$37,541	$6,787	18.1%
% of Net Sales	31.9%	30.6%	1.3%

Operating expenses for the three months ended September 30, 2026 were $44.3 million, or 31.9% of net sales, compared to $37.5 million, or 30.6% of net sales, for the three months ended September 30, 2025. The increase in operating expenses as a percentage of net sales was partially due to an increase in outbound logistics costs associated with the increase in Retail segment net sales, an increase in digital advertising spend, and higher performance-based incentive compensation.

	Three Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$(1,803)	$(2,493)	$690	(27.7)%

Interest Expense and Other - net for the three months ended September 30, 2026 was $1.8 million compared to $2.5 million in the year-ago period. Included within interest expense and other - net for the three-months ended September 30, 2026 was $0.3 million of interest income related to the IEEPA tariff refunds. The remaining decrease in interest expense and other - net for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to lower interest expense, driven by lower debt levels.

	Three Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$3,517	$2,030	$1,487	73.3%
Effective Tax Rate	21.5%	22.0%	(0.5)%

The decrease in our effective tax rate in the third quarter of 2026 compared to the year-ago period was primarily due to the mix of earnings between the United States and our international subsidiaries.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
NET SALES:
Wholesale	$256,835	$236,993	$19,842	8.4%
Retail	114,360	95,905	18,455	19.2
Contract Manufacturing	10,388	9,362	1,026	11.0
Total Net Sales	$381,583	$342,260	$39,323	11.5%

Wholesale segment net sales for the nine months ended September 30, 2026 were $256.8 million compared to $237.0 million for the nine months ended September 30, 2025. The increase in Wholesale segment net sales was due to price increases that went into effect in the third quarter of 2025, increased demand across several key styles and brands, and increased sales to certain key customers driven by incentives offered to capture additional shelf space as well expanding our brand offerings.

Retail segment net sales for the nine months ended September 30, 2026 were $114.4 million compared to $95.9 million for the nine months ended September 30, 2025. The increase was attributed to increases in our owned e-commerce website net sales, our Lehigh CustomFit business, and third-party marketplace net sales. We upgraded our e-commerce platform during the third quarter of 2025 and have increased our investments in digital advertising, driving more traffic to our website and increasing our net sales through the third quarter of 2026 compared to the prior year period. We experienced an increase in our Lehigh CustomFit business as we continue to expand our customer base and increase product offerings. The increase in third-party marketplace platforms was attributed to price increases, expanded product offerings and continued investments in digital advertising.

Contract Manufacturing net sales for the nine months ended September 30, 2026 were $10.4 million compared to $9.4 million for the nine months ended September 30, 2025. The increase in Contract Manufacturing net sales was due to increased sales to the U.S. Military.

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)
GROSS MARGIN:
Wholesale Margin $'s	$112,007	$94,768	$17,239
Margin %	43.6%	40.0%	3.6%
Retail Margin $'s	$55,739	$44,025	$11,714
Margin %	48.7%	45.9%	2.8%
Contract Manufacturing Margin $'s	$988	$772	$216
Margin %	9.5%	8.2%	1.3%
Total Margin $'s	$168,734	$139,565	$29,169
Margin %	44.2%	40.8%	3.4%

Wholesale segment gross margin for the nine months ended September 30, 2026 was $112.0 million, or 43.6% of net sales, compared to $94.8 million, or 40.0% of net sales, for the nine months ended September 30, 2025. The increase in Wholesale segment gross margin as a percentage of net sales for the nine months ended September 30, 2026 compared to the prior year period was due to a reduction in cost of goods sold, primarily driven by the recognition of IEEPA tariff refunds and a temporary benefit from the sale of inventory from the Company's free trade zone that carried no incremental tariffs, which reduced cost of goods sold in the second and third quarters of 2026, partially offset by tariff related costs and sourcing variances.

Retail segment gross margin for the nine months ended September 30, 2026 was $55.7 million, or 48.7% of net sales, compared to $44.0 million, or 45.9% of net sales, for the nine months ended September 30, 2025. The increase in Retail segment gross margin as a percentage of net sales was primarily due to a reduction in cost of goods sold driven by the recognition of IEEPA tariff refunds and a temporary benefit from the sale of inventory from the Company's free trade zone that carried no incremental tariffs, which reduced cost of goods sold in the second and third quarters of 2026, partially offset by tariff related costs and sourcing variances. Additionally, the increase in Retail segment gross margins as a percentage of net sales was attributable to price increases as well as a favorable shift in our Retail segment channel mix, with more e-Commerce sales as a percentage of total Retail net sales, which typically carry higher margins than our Lehigh CustomFit and Marketplace selling channels.

Contract Manufacturing gross margin for the nine months ended September 30, 2026 was $1.0 million, or 9.5% of net sales, compared to $0.8 million, or 8.2% of net sales, for the nine months ended September 30, 2025. The increase in gross margin as a percentage of sales was due to increased production and economies of scale at our Puerto Rico manufacturing facility.

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
OPERATING EXPENSES	$127,246	$111,968	$15,278	13.6%
% of Net Sales	33.3%	32.7%	0.6%

Operating expenses for the nine months ended September 30, 2026 were $127.2 million, or 33.3% of net sales, compared to $112.0 million, or 32.7% of net sales, for the nine months ended September 30, 2025. The increase in operating expenses was due to an increase in outbound logistics costs associated with the increase in Retail segment net sales, an increase in digital advertising spend, and higher performance-based incentive compensation. Additionally, we recognized an approximate $1.1 million write-off of accounts receivable associated with a customer bankruptcy in the second quarter of 2026.

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INTEREST EXPENSE AND OTHER - net	$(5,832)	$(7,367)	$1,535	(20.8)%

Interest Expense and Other - net for the nine months ended September 30, 2026 was $5.8 million compared to $7.4 million in the year-ago period. Included within interest expense and other - net for the three-months ended September 30, 2026 was $0.4 million of interest income related to the IEEPA tariff refunds. The remaining decrease in interest expense and other - net for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to lower interest expense, driven by lower debt levels.

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025	Inc./ (Dec.)	Inc./ (Dec.)
INCOME TAXES:
Income Tax Expense	$7,668	$4,468	$3,200	71.6%
Effective Tax Rate	21.5%	22.1%	(0.6)%

The decrease in our effective tax rate in the nine months ended September 30, 2026 compared to the year-ago period was primarily due to the mix of earnings between the United States and our international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are our income from operations, as well as access to the borrowing capacity under our ABL Facility. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. As of September 30, 2026, we maintained cash and cash equivalents of $2.3 million and had $67.5 million of availability under our ABL Facility. Our primary ongoing operating cash flow requirements are for inventory purchases and other working capital needs, capital expenditures, and payments on our credit facilities.

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

In addition to our ABL Facility with outstanding borrowings of $96.9 million as of September 30, 2026, we also have a Term Facility with outstanding borrowings of $20.5 million as of September 30, 2026. Our ABL Facility and Term Facility require us to maintain a minimum fixed charge coverage ratio, as defined in the ABL Agreement. Additionally, the ABL Facility and Term Facility contain restrictions on the amount of dividend payments and the amount of share repurchases of common stock. As of September 30, 2026, we were in compliance with such covenants and restrictions under the ABL Facility and Term Facility. We may utilize portions of our excess cash to prepay certain amounts of long-term debt prior to maturity.

Our capital expenditures primarily relate to investments in information technology, molds and equipment associated with our manufacturing and distribution operations, merchandising fixtures, and projects related to our corporate offices.

We lease certain machinery, equipment, and manufacturing facilities under operating leases that generally provide for renewal options.

As of September 30, 2026, our material cash requirements from known contractual obligations and commitments relate primarily to our long-term debt and operating leases commitments. See Note 9 - Long-Term Debt to the Unaudited Condensed Consolidated Financial Statement for more information. Based on our current expectations and forecasts of future earnings, we believe our cash generated from operations will provide sufficient liquidity to fund our operations and debt and lease obligations for the next twelve months and beyond.

Cash Flows

	Nine Months Ended
	September 30,
($ in millions)	2026	2025
Operating activities	$18.2	$(1.3)
Investing activities	(7.1)	(5.7)
Financing activities	(11.8)	6.6
Net change in cash and cash equivalents	$(0.7)	$(0.4)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2026 was $18.2 million, and net cash used in operating activities for the nine months ended September 30, 2025 was $1.3 million. The cash provided by operating activities for the nine months ended September 30, 2026 was primarily due to an increase in net income resulting from an increase in net sales over the prior year period as well as IEEPA tariff refunds received during the current-year period. The net change in working capital and other assets and liabilities resulted in cash used by operating activities of $23.0 million and $28.7 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026 and 2025, changes in working capital primarily reflected increases in accounts receivable and inventory, partially offset by increases in accounts payable. Accounts receivable used cash of $28.1 million and $10.2 million for the nine months ended September 30, 2026 and 2025, respectively. The higher use of cash in 2026 primarily reflected an increase in trade receivables as a result of increased net sales in the third quarter of 2026 compared to the prior year period and the recognition of the IEEPA tariff refunds receivable in the second quarter of 2026. Inventory used cash of $13.5 million and $26.9 million for the nine months ended September 30, 2026 and 2025, respectively. The lower use of cash in 2026 was primarily due to a decrease in tariff costs, partially offset by higher physical inventory and raw materials levels. Accounts payable provided cash of $16.5 million and $4.9 million for the nine months ended September 30, 2026 and 2025, respectively. The higher source of cash in 2026 was primarily due to an increase in in-transit inventory in the third quarter of 2026 compared to the prior year period.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $7.1 million and $5.7 million, respectively. The use of cash in both periods was a result of capital expenditures for our manufacturing operations, distribution center, and information technology.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2026 was $11.8 million, and net cash provided by financing activities for the nine months ended September 30, 2025 was $6.6 million. The net use of cash for the current-year period was primarily due to repayments on our term loan and dividend payments. The net source of cash for the nine months ended September 30, 2025 primarily related to proceeds from our revolving credit facility offset by payments on our term loan and dividend payments.

On February 24, 2026, we announced a share repurchase program of up to $7,500,000 of the Company's outstanding common stock, no par value per share. As of September 30, 2026, we repurchased 53,664 shares of common stock under our authorized share repurchase program. The shares were purchased at an aggregate cost of $2.0 million and an average price of $37.09 per share.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Repurchases of Common Stock

The following table sets forth information concerning the Company's purchases of common stock for the periods indicated:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Approximate Dollar Value of Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)

July 1, 2026 - July 31, 2026	-	$-	$5,509,574
August 1, 2026 - August 31, 2026	-	-	5,509,574
September 1, 2026 - September 30, 2026	-	-	5,509,574
Total	-	$-	$5,509,574

(1) The number shown represents, as the end of such period, the maximum aggregate approximate dollar value of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On February 24, 2026, Rocky Brands announced a $7,500,000 share repurchase plan that is in effect until February 23, 2027. This program is replacing the $7,500,000 share repurchase plan that was announced on February 25, 2025, and expired on February 24, 2026.

ITEM 5 - OTHER INFORMATION

Trading Plans

During the three months ended  September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Principal Financial Officer.

32**	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer.

101*

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed with this Report.

** Furnished with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY BRANDS, INC.

Date: November 3, 2026	By:	/s/ Thomas D. Robertson
Thomas D. Robertson
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)